Form 10-Q
period 1999-09-30
CH2M HILL COMPANIES LTD
filed 1999-11-15
CIK 777491

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                              __________________
                                   Form 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  ________TO _______

                       Commission File Number 000-27261

                           CH2M Hill Companies, Ltd.
            (Exact name of registrant as specified in its charter)

             Oregon                                           93-0549963
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)


 6060 South Willow Drive,
 Greenwood Village, CO                                        80111-5142
 (Address of principal executive offices)                     (Zip Code)

                                (303) 771-0900
             (Registrant's telephone number, including area code)

                            _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes ___  No  X
                                                 ---

As of October 31, 1999, the registrant had 29,650,260 shares of common stock, $.01 par value per share, issued and outstanding.


================================================================================

                           CH2M HILL COMPANIES, LTD.

                              September 30, 1999

                               TABLE OF CONTENTS

Part I.    Financial Information                                            Page
Item 1.    Consolidated Condensed Financial Statements:
           Balance Sheets as of December 31, 1998 and September 30,
             1999...........................................................   2
           Statements of Income for the three and nine months ended
           September 30, 1998 and 1999......................................   3
           Statements of Cash Flows for the nine months ended
             September 30, 1998 and 1999....................................   4
           Notes to Financial Statements....................................   5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................   9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......  15

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K.................................  18

                           CH2M HILL COMPANIES, LTD.
                     Consolidated Condensed Balance Sheets
                            (Dollars in thousands)

                                                                                                                  Pro Forma
                                                                                December 31,     September 30,   September 30,
                                                                                   1998              1999            1999
                                                                                ------------     -------------   -------------
                              ASSETS                                                               (Unaudited)    (Unaudited)
CURRENT ASSETS:
     Cash & cash equivalents                                                    $     16,595     $      21,477
     Receivables, net -
          Client accounts                                                            136,882           162,935
          Unbilled revenue                                                            87,635           113,652
          Other                                                                        4,567             9,040
     Prepaid expenses & other                                                          8,059             8,926
                                                                                ------------     -------------
               Total current assets                                                  253,738           316,030
PROPERTY, PLANT & EQUIPMENT, net                                                      13,990            13,664
OTHER ASSETS, net                                                                     30,597            35,231
                                                                                ------------     -------------
TOTAL ASSETS                                                                    $    298,325     $     364,925
                                                                                ============     =============

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt & notes payable to former shareholders          9,039     $       7,462
     Accounts payable                                                                 29,187            59,524
     Billings in excess of revenues                                                   30,556            57,625
     Accrued incentive compensation                                                   18,065            12,725
     Employee related liabilities                                                     42,013            42,620
     Other accrued liabilities                                                        27,725            17,920
     Current deferred income taxes                                                    23,855            31,665
                                                                                ------------     -------------
               Total current liabilities                                             180,440           229,541

OTHER LONG-TERM LIABILITIES                                                           24,404            27,053
LONG-TERM DEBT                                                                         2,286               251
NOTES PAYABLE TO FORMER SHAREHOLDERS                                                  16,063            13,874
                                                                                ------------     -------------
      Total liabilities                                                              223,193           270,719
                                                                                ------------     -------------

COMMITMENTS AND CONTINGENCIES (See Notes)
TEMPORARY SHAREHOLDERS' EQUITY:
     Preferred stock, Class A $.02 par value,
         50,000,000 shares authorized; issued and outstanding - 12,112,900
         at September 30, 1999 and 11,068,580 at December 31, 1998                       221               242
     Common stock, $.01 par value,100,000,000 shares authorized; issued and outstanding - 17,584,460 at September 30, 1999 and 16,957,360
         at December 31, 1998                                                            170               176
     Additional paid-in capital                                                       20,283            29,255
     Retained earnings                                                                56,148            67,116
     Accumulated other comprehensive loss                                             (1,690)
PERMANENT SHAREHOLDERS' EQUITY:
     Common stock,  29,697,360 issued and outstanding pro forma                            -                     $         418
     Additional paid-in capital, pro forma                                                 -                            29,255
     Retained earnings, pro forma                                                          -                            67,116
     Accumulated other comprehensive loss, pro forma                                       -                            (2,583)
                                                                                ------------     -------------   -------------
               Total shareholders' equity                                             75,132            94,206   $      94,206
                                                                                ------------     -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $    298,325     $     364,925
                                                                                ============     =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          CH2M HILL COMPANIES, LTD.
                  Consolidated Condensed Statements of Income
                    (Dollars in thousands except per share)

                                                                      Quarter Ended                      Year-to-Date
                                                                      September 30,                      September 30,
                                                           --------------------------------     --------------------------------
                                                                 1998               1999              1998               1999
                                                           ------------         -----------     -------------        -----------
                                                             (unaudited)         (unaudited)       (unaudited)        (unaudited)
Gross revenue                                              $    235,559         $   296,174     $     685,642        $   872,237
Equity in earnings of joint ventures and
affiliated companies                                              5,061               4,584             7,098              8,054
                                                           ------------         -----------     -------------        -----------
  Total revenues                                                240,620             300,758           692,740            880,291

Operating expenses:
  Direct cost of services and overhead                         (161,715)           (218,437)         (464,596)          (635,996)
  General and administrative                                    (74,061)            (72,042)         (215,374)          (222,782)
                                                           ------------         -----------     -------------        -----------
Operating income                                                  4,844              10,279            12,770             21,513

Other income (expense):
   Interest income                                                  481                 496             1,441                941
   Interest expense                                                (553)               (164)           (1,640)            (1,033)
                                                           ------------         -----------     -------------        -----------
Income before provision for income taxes                          4,772              10,611            12,571             21,421
   Provision for income taxes                                    (2,844)             (5,059)           (7,492)           (10,453)
                                                           ------------         -----------     -------------        -----------
Net income                                                 $      1,928         $     5,552     $       5,079        $    10,968
                                                           ============         ===========     =============        ===========


Net income per common and preferred share:
          Basic and Diluted                                $       0.07         $      0.18     $        0.18        $      0.37

Weighted average number of common and preferred shares:
          Basic and Diluted                                  28,555,660          30,434,530        28,372,330         29,419,130


 The accompanying notes are an integral part of these consolidated condensed financial statements.

                           CH2M HILL COMPANIES, LTD.
                Consolidated Condensed Statements of Cash Flows
                            (Dollars in thousands)

                                                                        Nine-Month Period           Nine-Month Period
                                                                       Ended September 30,         Ended September 30,
                                                                              1998                           1999
                                                                       -------------------         -------------------
                                                                            (unaudited)                (unaudited)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                    $            (8,943)        $            16,715

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                           (3,596)                     (3,376)
     Other                                                                              35                         777
                                                                       -------------------         -------------------
                    Net cash used in investing activities                           (3,561)                     (2,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowing on long-term debt                                                       109                          94
     Principal payments on notes payable to former shareholders                     (4,306)                     (4,290)
     Principal payments on long-term debt                                           (3,838)                     (3,272)
     Purchases and retirements of stock                                             (1,399)                     (1,490)
                                                                       -------------------         -------------------
                    Net cash used in financing activities                           (9,434)                     (8,958)

CASH EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENT                                       467                        (276)
                                                                       -------------------         -------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (21,471)                      4,882
CASH AND CASH EQUIVALENTS, beginning of year                                        48,696                      16,595
                                                                       -------------------         -------------------
CASH AND CASH EQUIVALENTS, end of period                               $            27,225         $            21,477
                                                                       ===================         ===================


 The accompanying notes are an integral part of these consolidated condensed financial statements.

                           CH2M HILL COMPANIES, LTD.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (Dollars in thousands)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial information has been prepared in accordance with the interim reporting rules and regulations of the Securities and Exchange Commission, and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.

In the opinion of CH2M HILL's management, the accompanying unaudited consolidated condensed financial statements of the interim period contain all adjustments necessary to present fairly the financial position of CH2M HILL as of September 30, 1999 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Unaudited Pro Forma Information

     On November 6, 1998, the Board of Directors approved a new ownership program for CH2M HILL and certain resolutions that were subsequently ratified by a vote of the shareholders on December 18, 1998. Such resolutions included, but were not limited to, adopting amendments to the Restated Bylaws and Articles of Incorporation which provide for the:

     .    termination of the existing Key Employee Policy and Agreement,
     . authorization to convert all outstanding Class A preferred stock into shares of common stock on a one-for-one basis,
     . increase in the authorized shares of common stock to 100,000,000, par value $.01 per share, and Class A preferred stock to 50,000,000, par value $.02 per share,
     . authorization of a ten-for-one stock split on CH2M HILL's common stock and Class A preferred stock,
     . imposition of certain restrictions on the stock including, but not limited to, the right but not the obligation to repurchase shares upon termination of employment or affiliation, the right of first refusal, and ownership limits.

The effective date of the above resolutions will be January 1, 2000.

Common and preferred stock amounts, equivalent share amounts and per share amounts have been adjusted retroactively to give effect to the stock split. The conversion of outstanding Class A preferred stock to common stock has been reflected in the unaudited pro forma balance sheet at September 30, 1999.

New Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes fair value accounting and reporting standards for derivative instruments and hedging activities. The effective date of SFAS No. 133 was deferred until January 1, 2001 by the issuance of SFAS No. 137. CH2M HILL will adopt SFAS No. 133 in the first quarter of fiscal 2001.

CH2M HILL is currently assessing the effect of adoption, if any, on its financial position, results of operations, and cash flows.

(2) SEGMENT INFORMATION

Certain financial information relating to the three-month and nine-month periods ended September 30, 1998 and 1999 for each segment is provided below:

                                                                                                   FINANCIAL
      Three-month period ended                                                                     STATEMENT
         September 30, 1998                  EE&I        WATER        INDUSTRIAL       OTHER       BALANCES
-------------------------------------       ------      -------       ----------      -------     ----------
Revenues from external customers           $103,364    $ 86,591       $ 45,604       $       -   $   235,559
Intersegment sales                            8,513       2,529             47         (11,089)            -
Equity in earnings of investees
  Accounted for by the equity method          4,643         356             62               -         5,061
Segment profit                                3,793       1,929            634          (1,584)        4,772

                                                                                                   FINANCIAL
      Three-month period ended                                                                     STATEMENT
         September 30, 1999                  EE&I        WATER        INDUSTRIAL       OTHER       BALANCES
-------------------------------------       ------      -------       ----------      -------     ----------
Revenues from external customers           $114,842    $108,178       $ 73,154       $       -   $   296,174
Intersegment sales                            8,369       2,184            443         (10,996)            -
Equity in earnings of investees
  Accounted for by the equity method          4,134         238            212               -         4,584
Segment profit                                6,872       5,116             53          (1,430)       10,611

                                                                                                   FINANCIAL
      Nine-month period ended                                                                      STATEMENT
         September 30, 1998                  EE&I        WATER        INDUSTRIAL       OTHER       BALANCES
-------------------------------------       ------      -------       ----------      -------     ----------
Revenues from external customers           $287,425    $250,633       $147,584       $       -   $   685,642
Intersegment sales                           21,691       7,302            280         (29,273)            -
Equity in earnings of investees
  Accounted for by the equity method          6,687         210            201               -         7,098
Segment profit                                8,717       3,718          4,291          (4,155)       12,571

                                                                                                    FINANCIAL
        Nine-month period ended                                                                     STATEMENT
          September 30, 1999                  EE&I        WATER        INDUSTRIAL       OTHER       BALANCES
-------------------------------------        ------      -------       ----------      -------     ----------
Revenues from external customers           $355,245    $319,013       $197,979       $       -   $   872,237
Intersegment sales                           24,063       7,014          2,090         (33,167)            -
Equity in earnings of investees
  Accounted for by the equity method          6,749       1,108            197               -         8,054
Segment profit                               14,480      11,520             96          (4,675)       21,421

(3) COMPREHENSIVE INCOME

                                                  Quarter Ended                         Year-to-Date
                                                  September 30,                        September 30,
                                       ---------------------------------      --------------------------------
                                          1998                   1999            1998                  1999
                                       ----------             ----------      ----------            ----------
Net income                             $    1,928             $    5,552      $    5,079            $   10,968
Foreign currency
  translation adjustment                    1,098                   (184)          2,334                  (893)
                                       ----------             ----------      ----------            ----------
Comprehensive income                   $    3,026             $    5,368      $    7,413            $   10,075
                                       ==========             ==========      ==========            ==========

(4) EARNINGS PER SHARE

The computation of basic income per share is based on the weighted average number of common and preferred shares outstanding during the period. The outstanding preferred shares are included in the basic income per share calculation since the preferred shares do not have any preferences over common shares, other than in liquidation, and CH2M HILL anticipates conversion to common shares on a one-for-one basis as of January 1, 2000. Diluted income per share is based on the weighted average number of common and preferred shares outstanding during the period and, to the extent dilutive, common stock equivalents consisting of stock options, stock awards subject to restrictions and stock appreciation rights. At September 30, 1998 and 1999, CH2M HILL did not have dilutive securities.

(5) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

CH2M HILL has investments in affiliated companies that are 50% or less owned, which are accounted for under the equity method. These investments consist primarily of a 50% ownership interest in Kaiser-Hill Company, LLC and MK/IDC
(PSI), which are domestic organizations, a 49% ownership interest in CH2M Gore and Storrie Limited, a 50% ownership interest in CH2M HILL BECA, Ltd., and CH2M/CSA, which are foreign organizations. As of September 30, 1998 and 1999, the total investments in these material unconsolidated affiliates were approximately $3,437 and $3,697, respectively, and are included in other assets in the accompanying consolidated condensed balance sheets.

Summarized financial information for the three and nine month periods ended September 30, 1998 and 1999, for these affiliates is as follows:

                                                  Quarter Ended                         Year-to-Date
                                                  September 30,                         September 30,
                                       ---------------------------------      --------------------------------
                                          1998                   1999            1998                  1999
                                       ----------             ----------      ----------            ----------
RESULTS OF OPERATIONS:
  Revenues                             $  283,170             $  252,004      $  687,324            $  585,272
  Direct costs                            267,877                234,524         655,658               550,924
  General and
   administrative expenses                  3,914                  7,851          15,113                19,037
                                       ----------             ----------      ----------            ----------
  Operating income                         11,379                  9,629          16,553                15,311
  Other income (expense)                       (6)                  (333)             97                  (127)
                                       ----------             ----------      ----------            ----------
  Net income                           $   11,373             $    9,296      $   16,650            $   15,184
                                       ==========             ==========      ==========            ==========

(6) CONTINGENCIES

CH2M HILL is party to various legal actions arising in the normal course of its business, some of which involve claims for substantial sums. Damages assessed in connection with and the cost of defending any such actions could be substantial. CH2M HILL's management believes that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover CH2M HILL's liabilities, if any, with regard to such claims. Any amounts that are probable of payment by CH2M HILL related to retentions and deductibles are accrued when such amounts are estimable.

                           CH2M HILL COMPANIES, LTD.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

The following discussion and analysis explains our general financial condition, changes in financial condition and results of operations for CH2M HILL as a whole and each of our operating segments including:

     .  Factors affecting our business
     .  Our revenues and profits
     . Where our revenues and profits came from . Why those revenues and profits were different from period to period . Where our cash came from and how it was used
     .  How these factors affect our overall financial condition

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results anticipated in the forward-looking statements.

As you read this section, you should also refer to our consolidated condensed financial statements and the accompanying notes. These consolidated condensed financial statements provide additional information regarding our financial activities and condition.

This analysis may be important to you in making decisions about your investments in CH2M HILL.

Introduction

The engineering and construction industry has been undergoing substantial change as public and private clients privatize and outsource many of the services that were formerly provided internally. Numerous mergers and acquisitions in the industry have resulted in a group of larger firms that offer a full complement of single-source services including studies, design, construction, operation, maintenance and in some instances, facility ownership. Included in the current trend is the movement towards longer-term contracts for the expanded array of services, e.g., 5 to 20 year contracts for facility operations. These larger, longer contracts require us to have substantially greater financial capital to remain competitive.

We believe we provide our clients with innovative project delivery using cost-effective approaches and advanced technologies. We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, add value to the projects undertaken for clients, or enhance capital strength. We believe that we are well positioned geographically, technically and financially to compete worldwide in the markets we have elected to pursue and clients we serve.

Overall

Net income after tax for the nine-month period ending September 30, 1999 was $11.0 million compared with $5.1 million in the same period of 1998. Our earnings per share in 1999 was $0.37, compared with $0.18 in 1998. For the three-month period ending September 30, 1999, net income after tax was $5.6 million compared with $1.9 million in the same period of 1998. Revenues and pre-tax profit for the nine-month periods ending September 30, 1999 and 1998 by operating segment were as follows:

                   ----------------------------------------------------------------
                    For the nine-month period         For the nine-month period
                    ending September 30, 1999         ending September 30, 1998
                   ----------------------------------------------------------------
                                         Pre-Tax                            Pre-Tax
(in millions)        Revenues            Profit        Revenues             Profit
                   ----------------------------------------------------------------
EE&I                 $ 355.2     41%       $14.5       $287.4     42%         $ 8.7
Water                  319.0     37%        11.5        250.6     37%           3.7
Industrial             198.0     22%           -        147.6     21%           4.3
Corporate                  -      -         (4.6)           -      -           (4.1)
                   ----------------------------------------------------------------
Total                 $872.2    100%       $21.4       $685.6    100%         $12.6
                   ----------------------------------------------------------------

Results of Operations for the Nine-Month Period Ending September 30, 1999 Compared to the Same Period of 1998

Revenues for the nine-month period ending September 30, 1999 were $872.2 million compared to $685.6 million for the same period in 1998. The increase of $186.6 million or 27.2% is comprised of improvements in the Environmental, Energy & Infrastructure ("EE&I") segment of $67.8 million, the Water segment of $68.4 million, and the Industrial segment of $50.4 million.

Pre-tax profit for the nine-month period ended September 30, 1999 was $21.4 million compared to $12.6 million in the same period of 1998. The increase of $8.8 million was comprised of increases in the EE&I segment of $5.8 million and the Water segment of $7.8 million, offset by a decline in the Industrial segment of $4.3 million. Corporate expenses increased by $0.5 million.

Environmental, Energy and Infrastructure

Revenues in the EE&I segment for the nine-month period ended September 30, 1999 were $355.2 million compared to $287.4 million for the same period in 1998.
This increase of $67.8 million was primarily attributable to growth of $16.5 million in the telecommunications markets, growth of $18.5 million in the construction services market, and $25.2 million in the transportation markets. The growth in the telecommunications markets has occurred domestically and internationally. Clients are building new infrastructure or upgrading existing infrastructure to keep pace with the advancements in information technology.
The growth in revenues from construction services is indicative of our commitment to diversify our business. Construction services revenues generated in the nine-month period ended September 30, 1999 were primarily from remedial action contracts with the U.S. Navy. The increase in the transportation markets is primarily the result of the Transportation Equity Act for the 21st Century (TEA-21) which was adopted by Congress in 1998. TEA-21 provides federal funding to the various states for transportation infrastructure improvement projects for highways, highway safety, and transit for the six-year period from 1998 to 2003.

Pre-tax profit for the EE&I segment was $14.5 million for the nine-month period ended September 30, 1999 compared to $8.7 million in the same period of 1998. Profit as a percent of revenue for the same period in 1999 was 4.1% compared to 3.0% for 1998. The increase in pre-tax profit of $5.8 million was primarily generated by increased project margins of $4.2 million from the telecommunications markets offset by an increase in indirect costs of $2.5 million. The remaining increase of $4.1 million was achieved in the construction services and transportation markets due to the increase in volume of contracts.

Water

The Water segment reported revenues of $319.0 million for the nine-month period ended September 30, 1999 compared to revenues of $250.6 million in the same period of 1998. This increase of $68.4 million was due to significant growth in several market areas. In general, the increase in Water segment revenues is a result of prior business development efforts, especially in the design/build markets, and obtaining new business from existing clients as a result of the strong domestic economy. Revenues from design/build projects increased by $22.0 million, as a result of our ongoing efforts to provide a full array of services to our customers. Revenues from operations and maintenance services increased by $9.1 million due to the addition of new infrastructure support contracts, primarily with municipalities.

The Water segment reported $11.5 million of pre-tax profit for the nine-month period ending September 30, 1999 compared to $3.7 million of pre-tax profit for the same period of 1998. Pre-tax profit as a percent of revenues was 3.6% compared to 1.5% in the same period of 1998. The increase in profit is primarily due to the increase in the volume of new service contracts, as we have been able to leverage our costs and increase efficiencies. Although we realized an increase in revenues from the design/build markets, our direct costs also increased due to the pass-through of construction costs. We also increased indirect costs in order to expand our internal infrastructure to support the long-term opportunities expected in the design/build markets.

Industrial

The Industrial segment reported revenues of $198.0 million for the nine-month period ended September 30, 1999, of which $136.0 million or 68.7% was generated from the microelectronics industry. The revenues for the same period of 1998 were $147.6 million, of which $95.5 million or 64.7% was generated from the microelectronics industry. The increase of $50.4 million was comprised of a $40.5 million increase in revenues from the microelectronics industry and an increase in revenues of $9.9 million from other industries, including food, biopharmaceutical, fine chemical, and facility services. The mix of the revenues between construction costs versus services for engineering and construction management also changed significantly from 1999 versus 1998. The construction cost component of revenues increased from $33.8 million, which was 22.9% of 1998 year-to-date revenues, to $129.8 million, which was 65.6% of 1999 year-to-date revenues. This increase in construction revenues of $96.0 million offset the decrease in revenues from services of $113.8 million in 1998, to $68.2 million in 1999. The construction revenue increase was due to two construction projects that were started in first quarter 1999.

The Industrial segment reported virtually no pre-tax profit through the nine-month period ended September 30, 1999 compared to $4.3 million in the same period of 1998. Profit as a percent of revenues for 1998 was 2.9%. The most significant factor causing this profit decline was the decrease in volume of services sold during the first nine months of 1999. In addition to the impact of reduced volume, reduced project margins also reduced profitability. Direct project costs, as a percentage of revenues, increased 18.0% in 1999 versus 1998. This increase in direct project costs is the pass-through of construction-related costs directly associated with the increase in construction revenues. This results in a decline in project margins due primarily to the change in mix of revenues where the construction revenue component increased considerably over the services revenue component during the first nine months of 1999. Indirect labor expenses, which are made up of salaries and benefits of all administrative personnel, plus salaries and benefits of technical personnel for hours not working on billable client services, increased. Indirect labor costs increased, as a percent of the services portion of gross revenues, 3.3% from 1999 versus 1998. This increase is due to the significant decline in the number and size of projects performed for the microelectronics industry. Other overhead, general and administrative costs decreased, as a percentage of the services portion of revenues, 5.9% from 1999 versus 1998.

                   For the three-month period ending          For the three-month period ending
                         September 30, 1999                           September 30, 1998
                --------------------------------------------------------------------------------------
                                             Pre-Tax                                     Pre-Tax
(In millions)          Revenues               Profit              Revenues                Profit
                --------------------------------------------------------------------------------------
E&I                    $114.8        39%       $ 6.8                $103.4         44%     $ 3.8
Water                   108.2        37%         5.1                  86.6         37%       1.9
Industrial               73.2        24%         0.1                  45.6         19%       0.6
Corporate                   -         -         (1.4)                    -          -       (1.5)
                --------------------------------------------------------------------------------------
Total                  $296.2       100%       $10.6                $235.6        100%     $ 4.8
                --------------------------------------------------------------------------------------


Results of Operations for the Three-Month Period Ended September 30, 1999 Compared to the Same Period in 1998

Revenues for the quarter ending September 30, 1999 were $296.2 million compared to $235.6 million for the same period in 1998. The increase of $60.6 million or 25.7% is comprised of improvements in the Environmental, Energy & Infrastructure ("EE&I") segment of $11.4 million, the Water segment of $21.6 million, and the Industrial segment of $27.6 million.

Pre-tax profit for the quarter ended September 30, 1999 was $10.6 million compared to $4.8 million in the same period of 1998. The increase of $5.8 million was comprised of an increase in the EE&I segment of $3.0 million in addition to an improvement in the Water segment of $3.2 million, offset by a decline in the Industrial segment of $0.5 million. Corporate expenses decreased by $0.1 million.

Environmental, Energy and Infrastructure

Revenues in the EE&I segment for the quarter ended September 30, 1999 were $114.8 million compared to $103.4 million for the same period in 1998. This increase of $11.4 million was primarily attributable to growth of $3.3 million in the telecommunications markets, growth of $2.1 million in the construction services market, and $4.9 million in the transportation markets. The revenue growth in the telecommunications markets is due to clients building new infrastructure or upgrading existing infrastructure to accommodate the technological advances in high-speed data transmission. The growth in revenues from construction services is indicative of our commitment to diversify our business. Construction services revenues generated in the quarter ended September 30, 1999 were primarily from remedial action contracts with the U.S. Navy. The increase in the transportation markets is primarily the result of TEA-21.

Pre-tax profit for the EE&I segment was $6.8 million for the quarter ended September 30, 1999 compared to $3.8 million in the same period of 1998. Profit as a percent of revenue for the same period in 1999 was 5.9% compared to 3.7% for 1998. The increase in pre-tax profit of $3.0 million was primarily generated by increased project margins of $1.7 million from the telecommunications markets offset by an increase in indirect costs of $0.4 million. The remaining increase of $1.7 million was achieved in the construction services and transportation markets.

Water

The Water segment reported revenues of $108.2 million for the quarter ended September 30, 1999 compared to revenues of $86.6 million in the same period of 1998. This increase of $21.6 million was due to significant growth in several market areas. In general, the Water segment is capitalizing on prior business development efforts, especially in the design/build markets, and obtaining new business from existing clients as a result of the strong domestic economy. Revenues from design/build projects increased by $6.2 million, as a result of our ongoing efforts to provide a full array of services to our customers. Revenues from operations and maintenance services increased by $0.6 million due to the addition of new infrastructure support contracts, primarily with municipalities. Services from other domestic water operations increased by $14.8 million in the same period attributable to domestic growth in traditional engineering consulting markets.

The Water segment reported $5.1 million of pre-tax profit in the quarter ended September 30, 1999 compared to $1.9 million of pre-tax profit for the same period of 1998. Pre-tax profit as a percent of revenues was 4.7% in 1999 compared to 2.2% in the same period of 1998. The increase in profit is primarily due to the increase in the volume of new service contracts, as we have been able to leverage our costs and increase efficiencies. Although we realized an increase in revenues from the design/build markets our direct costs also increased due to the pass-through of construction costs. We also increased indirect costs in order to expand our internal infrastructure to support the long-term opportunities expected in the design/build markets.

Industrial

The Industrial segment reported revenues of $73.2 million for the quarter ended September 30, 1999, of which $54.2 million or 74.0% was generated from the microelectronics industry. The revenues for the same period of 1998 were $45.6 million, of which $25.0 million or 54.8% was generated from the microelectronics industry. The increase of $27.6 million was comprised of a $29.2 million increase in revenues from the microelectronics industry and a decrease in revenues of $1.6 million from other industries, including food, biopharmaceutical, fine chemical, and facility services. The mix of the revenues between construction costs versus services for engineering and construction management also changed significantly from 1999 versus 1998. The construction cost component of revenues increased from $11.5 million, which was 25.2% of 1998 third quarter revenues, to $49.6 million, which was 67.8% of 1999 third quarter revenues. This increase in construction revenues of $38.1 million offset the decrease in revenues from services of $34.0 million in 1998, to $23.5 million in 1999. The construction revenue increase was due to two construction projects that were started in first quarter 1999.

The Industrial segment reported pre-tax profit for the quarter ended September 30, 1999 of $0.1 million compared to $0.6 million in the same quarter of 1998. Profit as a percent of revenues for 1999 was 1.3% . The most significant factor causing this profit decline was the decrease in volume of services sold during the quarter ended September 30, 1999 versus 1998. In addition to the impact of reduced volume, reduced project margins also reduced profitability. Direct project costs, as a percentage of revenues, increased 17.0% in 1999 versus 1998. This increase in direct project costs is the pass-through of construction-related costs directly associated with the increase in construction revenues. This results in a decline in project margins due primarily to the change in mix of revenues where the construction revenue component increased considerably over the services revenue component during the quarter ended September 30, 1999. Indirect labor expenses, which are made up of salaries and benefits of all administrative personnel, plus salaries and benefits of technical personnel for hours not worked on billable client services, was approximately the same, as a percentage of service revenues, in the quarter ended September 30, 1999 versus 1998. Other overhead, general and administrative costs decreased, as a percentage of the services portion of revenues, 8.8% from 1999 versus 1998.

Joint Ventures

We routinely enter into joint venture arrangements in order to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are established to manage a specific project. Our largest joint venture is Kaiser-Hill Company, LLC ("Kaiser-Hill"), a joint venture in which we own a 50% interest. This joint venture is attributable to our EE&I operating segment. The earnings from this joint venture are reported as equity in earnings of investees accounted for under the equity method, along with other joint ventures that are individually insignificant.

For the nine-month period ended September 30, 1999, we reported equity in earnings of investees accounted for under the equity method of $8.1 million compared to $7.1 million in the same period of 1998. The earnings from the Kaiser-Hill joint venture for the same period of 1999 were $6.0 million compared to $8.1 million for 1998. For the three-month period ended September 30, 1999, we reported equity in earnings of investees accounted for under the equity method of $4.6 million compared to $5.1 million in the same period of 1998. The earnings from the Kaiser-Hill joint venture for the same period of 1999 were $3.2 million compared to $5.4 million for 1998.

Kaiser-Hill's fees are determined under a Performance Based Management contract, which means that fees are earned based upon specified negotiated performance incentives which are heavily weighted to the U.S. Government's fiscal year end of September 30. Due to the timing of specific work scopes and the completion of these activities, earnings may not be comparable from period to period.

Corporate Expenses

Corporate expenses for the nine-month period ended September 30, 1999 were $4.6 million compared to $4.1 million for the same period of 1998. The increase of $0.5 million is related to costs incurred for the registration of our stock with the Securities and Exchange Commission.

Income Taxes

The income tax provision for the nine-month period ended September 30, 1999 was $10.5 million, or an effective tax rate of 48.8%, compared to $7.5 million, or an effective tax rate of 59.6%, for the same period of 1998. The decrease in the effective tax rate is primarily due to the reduction of non-deductible foreign net operating losses as we have been able to improve the financial performance of our international operations. Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to disallowed portions of meals and entertainment expenses and non-deductible foreign net operating losses.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the nine-month period ended September 30, 1999, operations provided $16.7 million of cash and used $8.9 million of cash in the same period of 1998. During the nine-month period ended September 30, 1999, our receivables and payables increased due to the pass-through of revenues and expenses related to new, large construction projects. Offsetting this net increase was the reduction of accrued incentive compensation and the settlement of accrued liabilities.

Cash Flows from Financing Activities

At September 30, 1999, there were no amounts outstanding on our $100.0 million revolving line of credit. We also have not incurred any debt under our $25.0 million commercial paper facility. Under our unsecured loan agreement, we had an outstanding term loan for $3.0 million, of which $1.0 million will be paid in the fourth quarter of 1999. The interest on the loan is 7.1% and payments are made quarterly.

Derivatives and Financial Instruments

We occasionally enter into forward contracts in order to hedge our foreign currency risks and not for speculative purposes. At September 30, 1999 and 1998, there were no significant forward contracts outstanding. Generally, we do not hold derivative type instruments.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. We manage our market risk by matching projected cash inflows from operations, financing activities and investing activities with projected cash outflows to fund debt payments, capital expenditures and other cash requirements. We may utilize debt or equity financing for general corporate purposes and acquisitions. Historically, we have used short-term variable rate borrowings under our unsecured revolving credit agreement although we do have $3.0 million currently outstanding on a term note to be repaid by June 30, 2000. Our earnings and cash flows are affected by changes in interest rates affecting our variable rate borrowings under our bank credit facility. However, at September 30, 1999, there were no amounts outstanding on the bank credit facility and for the nine-month period ended September 30, 1999, the average daily borrowing was $0.6 million. The interest rates on CH2M HILL's short-term and long-term borrowings approximate fair value.

New Accounting Standards Not Yet Adopted

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes fair value accounting and reporting standards for derivative instruments and hedging activities. The effective date of SFAS No. 133 was deferred until January 1, 2001 by the issuance of SFAS No. 137. We will adopt SFAS No. 133 in the first quarter of 2001. We are currently assessing the effect of adoption, if any, on our financial position, results of operations, and cash flows.

Year 2000 Compliance

General

The upcoming turn of the century poses many challenges to companies worldwide that rely on computers and/or programmed control devices to operate their businesses or are suppliers or providers of time-sensitive software or automated technology devices. The problems stem from the practice of software writers, software vendors and equipment suppliers of using only two digits to designate calendar year (e.g., 98 versus 1998) in automated applications. That practice does not provide for proper recognition of the Year 2000 because computers and other automated equipment may interpret the two-digit date "00" as, for example, 1900, rather than 2000. Consequently, computers and other automated systems may cease operation or operate incorrectly. This effect is commonly referred to as the "year 2000 problem."

Several years ago, we recognized that the year 2000 problem could have a significant adverse impact on our operations. We have, therefore, been actively working to mitigate potential impacts on our internal operations as well as working with our vendors and clients to identify and remediate potential year 2000 problems. Since 1997, we have been evaluating and taking steps to remedy year 2000 problems in the following major areas of information technology and other systems:

     . Software: internal software and operating systems, including financial/management software, communications systems, facilities controls, design and other technical software
     .  Hardware: desktop computers and network servers

     . Communications: local area networks, wide area networks and telecommunications systems
     . Non-Information Technology Systems: power plant operating and control systems and facilities

Readiness

In order to assess our readiness, we identified four major phases of our year 2000 compliance program. They are as follows:

--------------------------------------------------------------------------------------------------------------
                                           Phase                                                  Status
--------------------------------------------------------------------------------------------------------------
1.  Inventory Phase                                                                               Complete

    .  Identify functions that rely on computer systems that accept, create or manipulate calendar-related data
    .  Survey all significant vendors and facilities owners
    .  Identify all computer and communications hardware and software
--------------------------------------------------------------------------------------------------------------
2.  Assessment Phase                                                                              Complete

    .  Prioritize systems and functions that are critical to all lines of business, including management and human resource information systems, facilities, procurement, project delivery and billing systems
    .  Prioritize functions performed by each system and the level of susceptibility to date-sensitive information
--------------------------------------------------------------------------------------------------------------
3.  Remediation Phase                                                                             Complete

    .  Make necessary repairs, replacements or implement contingency plans for the most critical systems
    .  Install third party application software upgrades

--------------------------------------------------------------------------------------------------------------
4.  Testing/Implementation Phase                                                                  98%
                                                                                                  Complete
    .  Test systems to verify they are year 2000 compliant
    .  Place compliant systems into production
--------------------------------------------------------------------------------------------------------------

External Vendors

We have contacted supply and service vendors with whom we have material business to confirm the year 2000 compliance of their applications, services and products that we rely on for operations. Approximately 75% of major vendors responded by the end of 1998 and the remaining 25% were followed up on in 1999. Mission critical vendors such as our primary bank and payroll services and landlords have responded adequately on the year 2000 compliance issue in their services or products.

Clients of CH2M HILL

Because we are a service organization providing design and operating services for a wide range of clients, we have actively notified clients during the last half of 1998 of the need to be aware of potential year 2000 problems in their operations. While we do not generally provide year 2000 problem identification and remediation services to our clients, we have suggested in the notifications that the clients recognize that problems could exist and an identification/remediation program in their operations should be undertaken immediately if not already done. We also made available to each client a list of year 2000 service firms via direct personal delivery or reference to a worldwide web site we established for this purpose.

Worst Case Year 2000 Scenarios

The worst case scenario that could affect our business is the failure of electric power and communications. We are dependent on data and voice communication for delivery of our services, and on electric power to conduct operations. Each of our regional offices and project sites is vulnerable to business disruption from a local loss of power or telecommunications. The most sensitive areas are our payroll system and our water and wastewater treatment systems. We have contacted our critical infrastructure suppliers regarding their preparedness and they have asserted to us that they are year 2000 compliant. Although it does not appear that a failure of electric power is likely based on assertions made to us, we have developed the following contingency plans:

    . Mobilize teams to our two communication hubs and data centers to constantly monitor critical infrastructure components as the date rolls over. This means having staff onsite during the entire holiday period and for as long afterwards as proves necessary to respond to needs on a priority basis
    . Adjust payroll and accounting system schedules to complete processing prior to December 31, 1999 for the last pay period of the year
    . Install a redundant link (with another supplier) to the Internet for enhanced messaging protection
    . Install a diesel auxiliary power source at our main location in Denver, Colorado that can support the data center and telephone system for a minimum of 36 hours

With respect to the water and wastewater treatment facilities that we operate in accordance with contractual service agreements, some of these facilities have back up generators or duplicate power sources. If the power supply is severed, the water treatment plants could not pump water and customers would be without water for a period of time. As a contingency plan, we are encouraging clients to fill above-ground water towers prior to December 31, 1999, and assisting in the preparation of water conservation plans.

It is also possible that the water and wastewater treatment plants will have power but the computerized control systems fail. This could cause "automatic" equipment to turn on or off and otherwise act in a manner that upsets the chemical, mechanical, and biologic processes in the plants. To mitigate this event, all facilities will be manned on December 31, 1999, and operated in a manual mode if necessary.

Cost Estimates for Compliance Efforts

The total estimated costs for our year 2000 remediation efforts was between $3.5 to $4.0 million as of December 31, 1998, of which we had spent approximately $3.1 million as of September 30, 1999. Of the total estimated cost, approximately $1.8 to $2.0 million represents the effort to migrate our current systems to year 2000 compliant versions. All costs of year 2000 activities have been, and will in the future be, charged to current operations as the costs are incurred.

                         Part  II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           27  Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CH2M Hill Companies, Ltd.



Date:  November 12, 1999               /s/ Samuel H. Iapalucci
      ------------------             -------------------------
                                     Samuel H. Iapalucci
                                     Vice President and Chief Financial Officer