Form 10-K405
period 1999-12-31
CH2M HILL COMPANIES LTD
filed 2000-03-29
CIK 777491

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                              __________________

                                   Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                (303) 771-0900
             (Registrant's telephone number, including area code)
                            _______________________
       Securities registered pursuant to Section 12(b) of the Act:  None

 Securities registered pursuant to Section 12(g) of the Act:  CH2M HILL common stock, Par Value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 24, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $193.4 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report.

================================================================================

                           CH2M HILL COMPANIES, LTD.

                          ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


                                                                            Page

Part I.

Item 1.      Business.......................................................  2

Item 2.      Properties.....................................................  9

Item 3.      Legal Proceedings..............................................  9

Item 4.      Submission of Matters to a Vote of Security Holders............  9

Part II.

Item 5.      Market for Registrant's Common Equity and Related
              Shareholder Matters........................................... 10

Item 6.      Selected Financial Data........................................ 13

Item 7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................... 13

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..... 21

Item 8.      Financial Statements and Supplementary Data.................... 21

Item 9.      Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure........................... 21

Part III.

Item 10.     Directors and Executive Officers of the Registrant............. 22

Item 11.     Executive Compensation......................................... 22

Item 12.     Security Ownership of Certain Beneficial Owners
              and Management................................................ 22

Item 13.     Certain Relationships and Related Transactions................. 22

Part IV.

Item 14.     Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K........................................... 23

                                    PART I


Item 1.    Business
           --------

                                   Overview

CH2M HILL is a project delivery firm founded in 1946. We provide engineering, consulting, design, construction, procurement, operations and maintenance, and program and project management services to clients in the private and public sector in the United States and abroad. We are an employee-owned Oregon corporation with approximately 9,200 employees working in 66 offices throughout the United States and 33 offices abroad.

                               Business Strategy

Our business strategy is to grow domestically and internationally by increasing market share in each of our operating segments. The key elements of this strategy are:

     .     Increasing the number and the dollar value of our contracts
     . Expanding and diversifying our client base by attracting new private and public sector clients and developing a diversified mix of projects
     . Increasing the number of large, longer-term projects with the potential for higher profit margins
     . Encouraging ownership in our CH2M HILL common stock across a greater proportion of our workforce

                               Operating Segments

We provide services to our clients through three operating segments:

     .     Environmental, Energy and Infrastructure
     .     Water
     .     Industrial

Environmental, Energy and Infrastructure

Our Environmental, Energy and Infrastructure (``EE&I'') operating segment consists of two businesses: Environmental, Nuclear, Energy & Systems (``ENE&S'') and Transportation. These two businesses are described below.

EE&I's business strategy is to grow by increasing market share in each of its two businesses, expanding its client base and obtaining large, longer-term projects with the potential for higher profit margins. While maintaining its focus on its traditional services, EE&I is expanding its expertise into related industries such as telecommunications, and into related business concepts such as ``sustainable development.'' Sustainable development is a design approach that addresses environmental issues throughout the life of a project, from design and construction to decommissioning and seeks to minimize total environmental impact.

     ENE&S. ENE&S provides integrated environmental and waste management consulting and engineering services, and performs design and build, remediation, construction and implementation of infrastructure and telecommunications systems for a variety of public and private clients.

           1. Environmental. Our Environmental group provides environmental consulting for remedial construction projects, ecological and natural resource damage assessments, strategic environmental management and permitting services, environmental liability management services, site investigations, remedial design, implementation and construction services, treatment systems for hazardous, toxic and radioactive waste contaminated properties, and sustainable development planning, design and construction services. Representative Environmental projects include:

                       . Environmental consulting, engineering and remedial activities for the U.S. Air Force Center for Environmental Excellence
                       . Remediation of contaminated sites on Naval and Marine Corps installations in 26 states and several foreign countries
                       . Program management and remedial design of a refinery for a large oil company
                       . Environmental impact studies for a number of proposed industrial projects and municipal programs on behalf of the Beijing city government in China

           2. Nuclear. Our Nuclear group provides program management, integration, engineering, construction and operations and maintenance services for the U.S. Department of Energy and commercial nuclear power plants. We manage decommissioning and closure of weapons production facilities and design nuclear waste treatment and handling facilities in the United States, Western, Central and Eastern Europe and the former Soviet Union. Representative Nuclear projects include:

                       . Management and integration of decontamination, decommissioning, and closure of the nuclear weapons production facility at Rocky Flats in Golden, Colorado, on behalf of the U.S. Department of Energy
                       . Engineering, design and technical services to support decontamination, decommissioning and remedial activities at the U.S. Department of Energy Hanford Reservation in Richland, Washington formerly known as Lockheed Martin Hanford Corporation
                       . Decontamination and decommission planning and engineering for a university research center in Atlanta, Georgia

           3. Energy. Our Energy group provides full lifecycle energy services for power projects around the world. The Energy group's services range from design to decommissioning, including consulting, engineering, construction, operations and maintenance services. Representative Energy projects include:

                       .     Expert consulting on utility deregulation
                       .     Consulting and design for photovoltaic
                             manufacturing process
                       .     The design and construction of energy efficiency
                             upgrades
                       .     Development of generation services in renewable
                             energy
                       .     Carbon and other greenhouse gasses management
                             projects

           4. Systems. For the communications industry, our Systems group provides program management, planning, design, and construction management of local and regional fiber optic and hybrid fiber/coaxial systems for voice, video and data communications. In other markets, our Systems group develops and implements environmental management information systems, total energy management and information technology systems, and industrial process design/build. It provides military base operation services for government agencies, and other outsourcing services for industrial and government clients. Representative Systems projects include:

                       . Program management, design and construction management of voice, video and data networks for a large telecommunications company in Europe
                       . Design, construction and installation of an industrial process system for metal plating facility
                       . Program management for the upgrade of a hybrid fiber/coaxial network for voice, video and high-speed data services in several U.S. cities

     Transportation. Transportation provides planning, siting, permitting, design, program and construction management, intermodal transportation planning and consulting services for aviation, ports, highways, bridges and transit systems. Representative Transportation projects include:

           .     Master planning and program management for a large
                 international airport in the northwest region of the U.S., including terminal, financial and airport environmental
                 planning
           .     Developing lighting control systems for large international airport in the U.S., including touch-screen controls, runway incursion protection and automatic safety measures
           .     Designing and providing project management and engineering services for the expansion of a container shipping terminal in the Eastern U.S., including berths, wharf and cranes
           .     Seismic retrofit design of seven bridges along an interstate highway in California
           .     Design of the Eastern Transportation Corridor for the Orange
                 County, California transportation authority including 27 miles of highway and 58 bridges
           .     Designing parking structure and bridge for major U.S. airport


Water

Our Water operating segment consists of two businesses: Water & Wastewater and Operations & Maintenance. The business strategy of the Water operating segment is to grow through increasing market share in each of its businesses, both domestically and internationally, to diversify its client base, and to pursue larger projects. We seek to attract new clients by leveraging our reputation for providing quality services, and by taking advantage of the current trends for outsourcing operations and maintenance activities to specialized service providers.

     Water & Wastewater. Our Water & Wastewater business focuses on the planning, design, construction and implementation of water supply systems and wastewater treatment facilities. Representative Water & Wastewater projects include:

           . Design and construction of a water treatment plant expansion in Tampa, Florida
           . Design, construction and commissioning of a wastewater treatment facility in Manakau, New Zealand
           . Program management for design and construction of a deep tunnel sewage project in the Republic of Singapore
           . Design, construction and commissioning of a water treatment plant in Halifax, Nova Scotia

     Operations & Maintenance. Our Operations & Maintenance business provides water, wastewater and public works operations and maintenance services to water and wastewater facility operators, including startup and performance testing, consulting, facility operations, on-going maintenance and management. The facility management services include water and wastewater treatment, collection, and distribution, equipment and process maintenance, and site grounds maintenance. Representative Operations & Maintenance projects include:

           . Operations and maintenance of a water reclamation center in Fairfield, California

                 .     Operations of the wastewater facilities in Hoboken, New
                       Jersey
                 . Operations of the wastewater plant for a large brewery in Jacarei, Brazil


Industrial

Our Industrial operating segment provides design, construction, specialized precision manufacturing support and facility services support to high-technology manufacturing companies, food and beverage processing businesses, and fine chemical and pharmaceutical manufacturers.

The business strategy of the Industrial operating segment is to diversify its client base beyond the microelectronics industry, capitalizing on a strong professional reputation in project delivery of complex manufacturing facilities and leadership in the area of single-source design, engineering and construction of industrial manufacturing facilities.

The Industrial operating segment built its reputation primarily in the micro-electronics industry, where it offers a single source for a broad range of integrated design and construction services. The Industrial segment's clients typically require design and installation services for complex systems that comprise many of their facilities, including clean rooms, ultrapure water and wastewater treatment systems, chemical and gas systems, and production tools. Representative Industrial projects include:

           . Design and construction services for the development of multiple U.S. and foreign production facilities for a major microelectronics manufacturer
           . Design and construction services for a soy sauce production facility in California for a Japanese food processing manufacturer
           . Complete engineering and construction services for an ultrapure water system for a multi-national pharmaceutical manufacturer
           . Continuous facility engineering, maintenance and operations support services for several microelectronics manufacturers under multi-year contracts

                                    Clients

Our clients include:

           . Companies in the energy, transportation, chemical, steel, aluminum, mining, forest products, electronics, food, pharmaceuticals and manufacturing industries in the United States and more than 20 foreign countries
           . The U.S. Agency for International Development, U.S. Department of Defense, U.S. Department of Energy and U.S. Environmental Protection Agency
           . A variety of state and local government agencies in the United States and abroad

                                  Kaiser-Hill

In 1995, through Kaiser-Hill, we won the U.S. Department of Energy's Performance Based Integrating Management Contract for the Rocky Flats Closure Project in Golden, Colorado. Kaiser-Hill is a joint venture with ICF Kaiser International, Inc. CH2M HILL holds a 50 percent interest in the joint venture. Rocky Flats is a former U.S. Department of Energy nuclear weapons production facility. Under the contract, Kaiser-Hill oversees plutonium stabilization and storage, environmental restoration, waste management, decontamination and decommissioning, site safety and security, and construction activities of subcontractor companies.

Under the initial performance-based contract signed by Kaiser-Hill, a concept that was developed in the U.S. Department of Energy's 1994 Contract Reform Initiative, 85% of Kaiser-Hill's fees are based on performance, while only 15% are fixed. Kaiser-Hill's contract commits it to dealing with urgent risks first. Achievement of measurable results in the following ``urgent risk'' areas determines Kaiser-Hill's incentive fee: stabilize plutonium and plutonium residues for specific time frames; consolidate plutonium in a single building; and clean up and remove all high-risk "hot spot" contamination.

Effective February 1, 2000, the U.S. Department of Energy extended Kaiser-Hill's Rocky Flats contract. Although the new contract is a closure contract and does not have a defined term, we anticipate that closure of the site would be in 2006. Under the new contract, Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure costs. Outside a negotiated range, for every dollar that the U.S. Department of Energy saves with earlier clean-up, Kaiser-Hill receives a 30 cent increase in fee. At the same time, for every dollar the clean-up is over budget, the fee is reduced by 30 cents up to an agreed minimum. The ultimate fee will also be impacted by the project schedule and safety of our performance to achieve the site closure.

                                    Backlog

At December 31, 1999, our backlog was approximately $2,292 million, compared to a backlog of approximately $1,337 million at December 31, 1998. We define backlog as contracted task orders less previously recognized revenue on such task orders. U.S. government agencies operate under annual fiscal appropriations by Congress and fund various federal contracts only on an incremental basis.
The same is true of many state, local and foreign contracts. Our ability to earn revenues from our backlog depends on the availability of funding for various U.S., state, local and foreign government agencies.

                             Government Contracting

Overall, we received 17% of our revenues in 1999 from U.S. federal government contracts. Typically, a federal contract has an initial term of one year combined with two to five one-year renewal periods, exercisable at the discretion of the federal government. The government is not obligated to exercise its option to renew a federal contract. At the expiration of the term of a federal contract, the contract in its entirety is resubmitted for competitive bids by all interested service providers. The government's failure to renew, or the early termination of, any significant portion of our federal contracts would adversely affect our business and prospects.

Contracts with the federal government and its prime contractors usually contain standard provisions for termination at the convenience of the government or such prime contractors. Upon such a termination, we are generally entitled to recover costs incurred, settlement expenses and profit on work completed prior to termination. Terminations of federal contracts may occur, and such terminations could adversely affect our business and prospects.

Federal contract payments we receive in excess of allowable direct and indirect costs are subject to adjustment and repayment after audit by government auditors. The U.S. government has completed audits on our incurred contract costs through December 31, 1995, and audits are continuing for subsequent periods.

As a U.S. government contractor, we are subject to federal regulations under which our right to receive future awards of new federal contracts, or extensions of existing federal contracts, may be unilaterally suspended or barred if CH2M HILL is convicted of a crime or indicted based on allegations of a violation of specific federal statutes. Suspensions or debarment actions, even if temporary, can result in the loss of valuable contract awards for which we would otherwise be eligible. While suspension and debarment actions may be limited to that division or subsidiary of a company engaged in the improper activity, government agencies have authority to impose debarment and suspension on affiliated entities that were not involved in the improper activity.

Many similar regulations are also applicable to our contracts with state, local and foreign governments.

            Our Environmental Activities and Potential Liabilities

A substantial portion of our business has been generated either directly or indirectly as a result of federal, state, local and foreign laws and programs related to protection of the environment. Our environmental activities are conducted in the context of a rapidly developing and changing statutory and regulatory framework. Such activities are subject to regulation by a number of federal agencies, including the U.S. Environmental Protection Agency ("EPA"), the U.S. Nuclear Regulatory Commission and the U.S. Occupational Safety and Health Administration, as well as similar state, local and foreign regulatory agencies.

Several federal statutes govern our environmental activities. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") established the "superfund" program to clean up hazardous waste sites, and provides for penalties and punitive damages for noncompliance with EPA orders. CERCLA may impose strict liability (joint and several as well as individual) on hazardous substance waste owners, operators, disposal arrangers, transporters and disposal facility owners and operators (collectively, "Potentially Responsible Parties" or "PRPs"). Liabilities under CERCLA may include payment of the costs of removal or remedial action, for other necessary response costs, for damages for injury, destruction or loss of natural resources, and for the cost of health effects studies.

Although the liabilities imposed by environmental legislation are generally intended to remedy and prohibit pollution by industrial companies, we could face liability under environmental laws in some circumstances. Increasingly, there are efforts to expand the reach of CERCLA to make environmental contractors responsible for cleanup costs by claiming that environmental contractors are owners or operators of hazardous waste facilities or that they arranged for treatment, transportation, or disposal of hazardous substances. Should we be held responsible under CERCLA for damages caused while performing services or otherwise, CH2M HILL could be forced to bear such liability by itself, if contribution or indemnification is not available from other parties. The Resources Conservation and Recovery Act ("RCRA") governs hazardous waste generation, treatment, transportation, storage, and disposal. RCRA, or similar EPA-approved state programs, govern waste-handling activities involving wastes classified as "hazardous." Substantial fees and penalties may be imposed under RCRA and similar state statutes for any violation.

In addition to civil and criminal liabilities under environmental laws, we could face liabilities to clients and other private parties for property damage, personal injury and other claims. Such claims could arise in a number of ways, including:

     . An accidental release of pollutants during our performance of services
     . The inability of one of our remedial plans to contain or correct an ongoing seepage or release of pollutants
     . The inadvertent exacerbation by us of an existing contamination problem
     . Reliance by others on reports or recommendations we prepare that turn out to be incorrect

In the environmental field, personal injury claims may arise in connection with our work while it is being done or long after completion of the project. In addition, claimants may assert that we should be strictly liable for performing environmental remediation services -- that is, liable for damages even though our services may have been performed using reasonable care -- on the grounds that such services involve "abnormally dangerous activities."

             Our Contractual Obligations and Potential Liabilities

We operate under a number of different types of contracts with our private and public sector clients, including cost reimbursement contracts, time-and-materials contracts, and fixed price contracts. Fixed price contracts accounted for approximately 30% of our revenues in 1999. Under fixed price contracts, we are paid a predetermined amount for all services provided as determined at the project's inception. Under time-and-materials contracts, we are paid at a specified fixed hourly rate for direct labor hours worked. Under cost reimbursement contracts, our costs are reimbursed, often with a negotiated cost ceiling and also with an incentive fee to provide inducement for effective project management. We assume the greatest financial risk on fixed price contracts because we assume the risk of performing those contracts at the stipulated prices regardless of actual costs incurred. We also incur some financial risks under time-and-materials contracts because we contract to complete the work at negotiated hourly rates. The failure to accurately estimate ultimate costs or to control costs during performance of the work could result in losses or reduced anticipated profits.

When we perform services for our clients, we can become liable for breach of contract, personal injury, property damage, and negligence. Such claims could include improper or negligent performance or design, failure to meet specifications, and breaches of express or implied warranties. Because our projects are typically large enough to affect the lives of many people, the damages available to a client or third parties are potentially large and could include punitive and consequential damages. For example, our transportation projects and manufacturing facility projects involve services and products that affect not only our client, but also the many end users of those services and products. In addition, our clients often require us to be responsible for liabilities through contractual indemnities. Such provisions typically require us to assume liabilities for damage or personal injury to the client, third parties and their property, and also for fines and penalties.

We seek to protect CH2M HILL from potential liabilities by obtaining indemnification where possible from our private sector clients. Under most of our private sector contracts, we have been successful in obtaining such indemnification, but such indemnification generally is not available if we fail to satisfy specified standards of care in performing our services or if the indemnifying party has insufficient assets to cover the liability.

We also try to obtain available indemnities from our public sector clients. For example, some of our clients, including some U.S. government agencies, are Potentially Responsible Parties under CERCLA. Under our contracts with these clients, we usually try to seek contribution from the client for liability imposed on us in connection with our work at these clients' CERCLA sites. In addition, when we perform superfund related work for our U.S. government clients, CERCLA generally permits us to limit our potential liabilities. However, the EPA recently has significantly narrowed the circumstances under which it will indemnify contractors against liabilities incurred in connection with CERCLA projects. There are also proposals both in Congress and at various regulatory agencies to further restrict indemnification of contractors from third-party claims. In connection with services at the Rocky Flats closure project, Kaiser-Hill is indemnified by its U.S. government client against liability claims arising out of contractual activities involving a nuclear incident.

             International Operations Pose Risks and Complexities

We routinely conduct operations outside of the United States. Overall, we derived approximately $114 million or 10% of our service revenues in 1999 from such operations. International operations entail additional business risks and complexities such as foreign currency exchange fluctuations, different taxation methods, restrictions on financial and business practices and political instability. Our international clients include both private sector firms and foreign government agencies in more than 20 countries, with significant projects in Egypt, Italy, New Zealand, Singapore, and Spain.

                      Our Industry Is Highly Competitive

The market for the design, consulting, engineering and construction services that we offer is highly competitive. We compete with many firms, including large multinational firms having substantially greater financial, management, and marketing resources. Some of the competitors are small firms with lower cost structures enabling them to offer lower prices for particular services. We also compete with government agencies, including our own clients, that can utilize their internal resources to perform services that we might otherwise perform.

Most contracts between public sector clients and our EE&I and Industrial operating segments are awarded through a competitive bidding process that places no limit on the number or type of potential service providers. The process usually begins with a government agency request for proposal that delineates the size and scope of the proposed contract. The government agency evaluates the proposals on the basis of technical merit and cost. For the Water operating segment, most contracts are awarded through qualification selection processes that vary among projects.

In both the private and public sectors, acting either as a prime contractor or as a subcontractor, we may join with other firms that we otherwise compete with to form a team to compete for a single contract. Because a team can often offer stronger combined qualifications than any firm standing alone, these teaming arrangements can be very important to the success of a particular contract competition or proposal. Consequently, we maintain a network of relationships with other companies to form teams that compete for particular contracts and projects.

                 Conflicts of Interest May Limit Opportunities

Many of our clients and potential clients are concerned about actual or possible conflicts of interest in retaining professional services consultants. Governmental agencies and some private sector clients have contracting policies that may, from time to time, prevent us from seeking or performing contracts for other clients if there is a conflict of interest. We have, on occasion, declined to bid on particular projects because of actual or perceived conflicts of interest, and we are likely to continue encountering such conflicts of interest in the future.

Item 2.    Properties
           ----------

Our corporate headquarters, a 131,000 square foot facility, is located at 6060 South Willow Drive, Greenwood Village, Colorado 80111. We lease all of our significant facilities, including our corporate headquarters and approximately 66 domestic and 33 foreign office locations, under many separate leases. We believe that comparable facilities are available for lease and therefore that the loss of any such leases would not have a material adverse impact on our operations. We believe that our facilities are adequate for the present needs of our business.

Item 3.    Legal Proceedings
           -----------------

CH2M HILL is party to various legal actions arising in the normal course of its business, some of which involve claims of substantial sums. Damages assessed in connection with and the cost of defending any such actions could be substantial. CH2M HILL's management believes that the levels of insurance coverage are generally adequate to cover CH2M HILL's liabilities, if any, with regard to such claims. CH2M HILL generally accrues amounts for retentions and deductibles based on advice from legal counsel when it is probable that a loss will be incurred and such loss is estimable. Gain contingencies or recoveries are rare and are usually recorded when the cash is collected.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
No items were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters
           ---------------------------------------------------------------------

CH2M HILL has a policy of being employee owned. As a result CH2M HILL stock is available to CH2M HILL employees, directors and consultants only. There is no market for CH2M HILL stock with the general public. In order to provide liquidity for its shareholders, however, an internal market (the "Internal Market") will be maintained through a broker, Buck Investment Services, Inc.

The Internal Market permits existing shareholders to offer for sale shares of CH2M HILL common stock on predetermined days, (each, a "Trade Date"). Generally, there will be four Trade Dates each year which typically occur approximately four weeks after the quarterly meeting of CH2M HILL's Board of Directors which are currently scheduled for February, May, August and November. All sales of CH2M HILL common stock are made at the price determined by the Board of Directors pursuant to the valuation process described below.

All sales of common stock on the internal market will be restricted to the following buyers:

     .     Employees, directors and consultants of CH2M HILL
     .     Employee Benefit Plans:
           .     Trustees of the 401(k) Plan
           .     Trustees of the Employee Stock Plan (ESP)
           .     Trustees of the Deferred Compensation Plans
           .     Administrator of the Payroll Deduction Stock Purchase Plan

All sellers on the Internal Market, other than CH2M HILL and the employee benefit plans, pay Buck Investment Services, Inc. a commission equal to 2% of the proceeds from such sales. No commission is paid by purchasers on the Internal Market.

In the event that the aggregate number of shares offered for sale in the Internal Market on any Trade Date exceeds the number of shares sought to be purchased by buyers, offers by shareholders to sell 500 or less shares of CH2M HILL common stock (or up to the first 500 shares if more than 500 shares of CH2M HILL common stock are offered by any such shareholder) will be accepted first. Offers to sell shares in excess of 500 shares of CH2M HILL common stock will be accepted on a pro-rata basis. If, however, there are insufficient purchase orders to support the primary allocation of 500 shares of CH2M HILL common stock for each interested seller, then the purchase orders will be allocated equally among all of the proposed sellers up to the total number of shares offered for sale.

CH2M HILL may, but is not obligated to, purchase shares of CH2M HILL common stock on the Internal Market, but, only if, and to the extent that the number of shares offered for sale by shareholders exceeds the number of shares sought to be purchased, and CH2M HILL, in its discretion, determines to make such purchases. No assurance can be given that an individual desiring to sell shares of CH2M HILL's common stock will be able to do so.

To the extent that the aggregate number of shares sought to be purchased by buyers exceeds the aggregate number of shares offered for sale by shareholders, CH2M HILL may, but is not obligated to, sell authorized but unissued shares of CH2M HILL common stock in the Internal Market. If the aggregate purchase orders exceed the number available for sale, the following prospective purchasers will have priority, in the order listed:

           .     Administrator of the Payroll Deduction Stock Purchase Plan
           .     Trustees of the 401(k) Plan
           .     Trustees of the Employee Stock Plan
           .     Individual employees, directors and consultants on a pro-rata basis which includes purchases through the pre-tax and after-tax deferred compensation plans

To the extent that CH2M HILL chooses not to sell authorized but unissued shares of CH2M HILL common stock on the Internal Market, the ability of individuals to purchase shares may be adversely affected. CH2M HILL has imposed significant restrictions on the transfer of our CH2M HILL common stock other than through sales on the Internal Market. No assurance can be given that an individual desiring to buy shares of CH2M HILL common stock in any future trade will be able to do so.

                        Price of CH2M HILL Common Stock

The Board of Directors will determine the price, which is intended to be the fair market value, of the shares of CH2M HILL common stock that will be in effect on each Trade Date pursuant to a valuation process described below. The price per share of CH2M HILL common stock is determined as follows:

                   Share Price = [(7.8 x M x P) + (SE)] / CS

In order to determine the fair market value of the stock in the absence of a public trading market, the Board of Directors felt it appropriate to develop a valuation tool to determine a price that would be within a fair market value range. In determining the fair market value stock price, the Board of Directors believes that the use of a formula incorporating a going concern component (i.e., net income, which we call profit after tax) and a book value component (i.e., total shareholders' equity) is important. The Board of Directors believes that the process CH2M HILL has developed reflects modern equity valuation techniques and is based on those factors that are generally used in the valuation of equity securities.

The constant 7.8 is a multiple necessary for the stock price derived by the new formula to approximate our historical estimate of the fair market value of the CH2M HILL common stock as derived by the old formula. The 7.8 constant is the factor required to derive a fair market value stock price using an "M" factor of
1.0 at the beginning of the internal market.

"M" is the market factor, which is subjectively determined in the sole discretion of the Board of Directors. In determining the market factor, the Board of Directors will take into account factors the directors consider to be relevant in determining the fair market value of the CH2M HILL common stock, including:

     . the market for publicly traded equity securities of companies comparable to CH2M HILL
     .     the merger and acquisition market for companies comparable to CH2M
           HILL
     .     the prospects for CH2M HILL's future performance
     .     general economic conditions
     .     general capital market conditions
     .     other factors the Board of Directors deems appropriate

In setting the market factor, the Board of Directors may take into account the company appraisal information obtained by the trustees of the benefit plans. The existence of an over-subscribed or under-subscribed market on any given Trade Date will not affect the stock price on that Trade Date. However, the Board of Directors, when determining the stock price for a future Trade Date, may take into account the fact that there have been under-subscribed or over-subscribed markets on prior Trade Dates.

The Board of Directors has not assigned predetermined weights to the various factors it may consider in determining the market factor. A market factor greater than one would increase the price per share and a market factor less than one would decrease the price per share.

In its discretion, the Board of Directors may change, from time to time, the market factor component of the formula price. The Board of Directors could change the market factor, for example, following a change in general market conditions that either increased or decreased stock market equity values generally, if the Board of Directors felt that the market change were appropriately applicable to the CH2M HILL common stock as well. The Board of Directors will not make any other change in the method of determining the price per share of CH2M HILL common stock unless in the good faith exercise of its fiduciary duties and, if appropriate, after consultation with its professional advisors, the Board of Directors determines that the method for determining the price per share of CH2M HILL common stock no longer results in a stock price that reasonably reflects the fair market value of CH2M HILL on a per share basis.

"P" is profit after tax, otherwise referred to as net income, for the four fiscal quarters immediately preceeding the Trade Date. Nonrecurring or unusual transactions could be excluded from the calculation at the discretion of the Board of Directors. Nonrecurring or unusual transactions are unforeseen developments that the market would not generally take into account in valuing an equity security. A change in accounting rules, for example, could increase or decrease net income without changing the fair market value of the CH2M HILL common stock. Similarly, such a change could fail to have an immediate impact on the value of the CH2M HILL common stock, but still have an impact on the value of the CH2M HILL common stock over time. As a result, the Board of Directors feels that in order to determine the fair market value of the CH2M HILL common stock, it needs the ability to review unusual events that affect net income.

"SE" is total shareholders' equity, which includes intangible items, set forth on CH2M HILL's most recently available quarterly or annual financial statements. Nonrecurring or unusual transactions could be excluded from the calculation at the discretion of the Board of Directors.

"CS" is the weighted average number of shares of CH2M HILL common stock outstanding during the four fiscal quarters immediately preceeding the Trade Date, calculated on a fully diluted basis. By "fully diluted" we mean that the calculations are made as if all outstanding options to purchase CH2M HILL common stock had been exercised, and the proceeds were used to purchase CH2M HILL common stock during the period, and, as if other "dilutive" securities were converted into shares of CH2M HILL common stock.

                     Price Range of CH2M HILL Common Stock

Because the CH2M HILL common stock has not been publicly traded, there has not been any historical market-determined price. However, the Board of Directors has periodically determined the price of the CH2M HILL common stock for purposes of incentive awards of CH2M HILL common stock.

The following table sets forth the price per share figures for 1989 through 1999 as established by the Board of Directors pursuant to the old formula for purposes of transactions under the key employee policy and employee benefit plans. There can be no assurance that the CH2M HILL common stock will, in the future, provide returns comparable to historical returns.

Because of the change from the old formula to the new valuation process for determining the price, the historical prices for the CH2M HILL common stock are not directly comparable to the stock prices that will be determined under the new formula. Since the determination of the price includes market analyses that are applied by the Board of Directors at the time of making its determinations, we do not know what the historical prices for the CH2M HILL common stock would have been under the new formula.

      Date          Price Per Share          % Increase
                    (Old Formula)            (Decrease)
-------------------------------------------------------
      1989              $2.05                    __%
-------------------------------------------------------
      1990               2.25                   9.8
-------------------------------------------------------
      1991               2.52                  12.0
-------------------------------------------------------
      1992               2.77                   9.9
-------------------------------------------------------
      1993               2.99                   7.9
-------------------------------------------------------

-------------------------------------------------------
      1994              2.95                (1.3)
-------------------------------------------------------
      1995              3.07                 4.1
-------------------------------------------------------
      1996              3.31                 7.8
-------------------------------------------------------
      1997              3.59                 8.5
-------------------------------------------------------
      1998              3.82                 6.4
-------------------------------------------------------
      1999              4.31                12.8
-------------------------------------------------------


                       Holders of CH2M HILL Common Stock

As of March 24, 2000, there were 2,729 holders of record of CH2M HILL common stock. As of such date, all of the CH2M HILL common stock was owned of record by current employees and directors of CH2M HILL and by various employee benefit plans of CH2M HILL and its subsidiaries.

                                Dividend Policy

CH2M HILL has never declared or paid any cash dividends on its capital stock and no cash dividends are contemplated in the foreseeable future. We intend to retain any future earnings to finance the growth and development of our business.


Item 6.    Selected Financial Data
           -----------------------

The following data has been derived from the Consolidated Financial Statements of CH2M HILL, which have been reported on by Arthur Andersen LLP, independent public accountants, for each of the last five years. During the periods presented, CH2M HILL paid no cash dividends on its CH2M HILL common stock. The following information should be read in conjunction with ``Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the Consolidated Financial Statements and related notes thereto, included elsewhere in this Form 10-K.



                                                                        Years Ended December 31,
(dollars in thousands except per share data)          1995           1996           1997           1998            1999
--------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Revenues                                            $804,614       $937,198       $917,578       $935,030       $1,184,528
Operating income                                      12,699         13,444         13,946         14,802           25,987
Net income                                             5,371          4,709          4,716          5,812           13,626
Net income per common and preferred share               0.19           0.17           0.17           0.21             0.46
 (basic and diluted)
Balance Sheet Data:
Total assets                                         304,136        309,364        311,117        298,325          357,155
Long-term debt including current maturities           44,576         39,987         34,414         27,388           21,296
Total temporary shareholders' equity                  56,171         58,130         62,303         75,132           97,092
--------------------------------------------------------------------------------------------------------------------------


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

The following discussion and analysis explains our general financial condition, changes in financial condition and results of operations for CH2M HILL as a whole and each of our operating segments including:

 .  Factors affecting our business
 .  Our revenues and profits
 . Where our revenues and profits came from . Why those revenues and profits were different from year to year . Where our cash came from and how it was used
 .  How all of this affects our overall financial condition

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. As you read this section, you should also refer to our consolidated financial statements and the accompanying notes. These consolidated financial statements provide additional information regarding our financial activities and condition. This analysis may be important to you in making decisions about your investments in CH2M HILL.

Introduction

The engineering and construction industry has been undergoing substantial change as public and private clients privatize and outsource many of the services that were formerly provided internally. Numerous mergers and acquisitions in the industry have resulted in a group of larger firms that offer a full complement of single-source services including studies, designs, construction, operations, and in some instances, facility ownership. Included in the current trend is the movement towards longer-term contracts for the expanded array of services, e.g., 5 to 20 year contracts for facility operations. These larger, longer contracts require us to have substantially greater financial capital to remain competitive. We believe we provide our clients with innovative project delivery using cost-effective approaches and advanced technologies. We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, add value to the projects undertaken for clients, or enhance capital strength. We believe that we are well positioned geographically, technically and financially to compete worldwide in the markets we have elected to pursue and clients we serve.


                                         1999                     1998                      1997
                               ----------------------------------------------------------------------------
(in millions)                     Revenues     Pre-tax     Revenues    Pre-tax     Revenues       Pre-tax
                                                Profit                  Profit                    Profit
                               ----------------------------------------------------------------------------
Environmental, Energy and      $  497.5   42%    $17.4   $386.1   41%    $ 9.3   $360.2   39%       $ 5.8
 Infrastructure
Water                             438.0   37%     16.3    362.8   39%      7.2    309.9   34%         5.0
Industrial                        249.0   21%        -    186.1   20%      3.6    247.5   27%         7.2
Corporate                             -    -      (6.9)       -    -      (5.7)       -    -         (6.0)
                               ----------------------------------------------------------------------------
Total                          $1,184.5  100%    $26.8   $935.0  100%    $14.4   $917.6  100%       $12.0
                             ------------------------------------------------------------------------------

Results of Operations for the Year Ended December 31, 1999 Compared to 1998

Revenues for the year ended December 31, 1999 were $1,184.5 million compared to $935.0 million for the same period in 1998. The increase of $249.5 million or 26.7% is comprised of growth in the Environmental, Energy & Infrastructure (``EE&I'') segment of $111.4 million, the Water segment of $75.2 million, and the Industrial segment of $62.9 million.

Pre-tax profit for the year ended December 31, 1999 was $26.8 million compared to $14.4 million in the same period of 1998. The increase of $12.4 million was comprised of increases in the EE&I segment of $8.1 million and the Water segment of $9.1 million, offset by a decline in the Industrial segment of $3.6 million. Corporate expenses increased by $1.2 million.

Environmental, Energy and Infrastructure

Revenues in the EE&I segment for the year ended December 31, 1999 were $497.5 million compared to $386.1 million for the same period in 1998. This increase of $111.4 million was primarily attributable to growth of $26.2 million in the telecommunications markets, $30.3 million in the construction services market, and $22.0 million in the transportation markets. The growth in the telecommunications markets has occurred domestically and internationally. Clients are building new infrastructure or upgrading existing infrastructure to keep pace with the advancements in information technology. The growth in revenues from construction services is indicative of our commitment to diversify our business. Construction services revenues generated in the year ended December 31, 1999 were primarily from remedial action contracts with the U.S. Navy. The increase in the transportation markets is primarily the result of the Transportation Equity Act for the 21st Century (TEA-21) which was adopted by Congress in 1998. TEA-21 provides federal funding to the various states for transportation infrastructure improvement projects for highways, highway safety, and transit for the six-year period from 1998 to 2003.

Pre-tax profit for the EE&I segment was $17.4 million for the year ended December 31, 1999 compared to $9.3 million in the same period of 1998. Profit as a percent of revenue in 1999 was 3.5% compared to 2.4% in 1998. The increase in pre-tax profit of $8.1 million was primarily generated by increased project margins of $6.4 million from the telecommunications markets offset by an increase in indirect costs of $2.8 million. The remaining increase of $4.5 million was achieved in the construction services and transportation markets due to the increase in volume of contracts.

Water
The Water segment reported revenues of $438.0 million for the year ended December 31, 1999 compared to revenues of $362.8 million in the same period of 1998. The increase of $75.2 million was attributable to significant growth in several market areas. In general, $37.7 million of the increase in the Water segment revenue resulted from prior traditional engineering consulting development efforts, as well as new business obtained from our existing clients due to the strong domestic economy. Revenues from design/build projects increased by $24.8 million, as a result of our ongoing efforts to provide a full array of services to our customers. Revenues from operations and maintenance services increased by $12.7 million due to the addition of new infrastructure support contracts, primarily with municipalities.

The Water segment reported $16.3 million of pre-tax profit for the year ended December 31, 1999 compared to $7.2 million of pre-tax profit for the same period of 1998. Profit as a percent of revenue for 1999 was 3.7% compared to 2.0% for 1998. The increase of $9.1 million in profit is attributable to the strong revenue growth within all of our Water businesses discussed earlier. In addition, spending increased due to continued investment in design/build infrastructure and development, and focused investment in strategic business development opportunities throughout the world.

Industrial

The Industrial segment reported revenues of $249.0 million for the year ended December 31, 1999, of which $164.4 million was generated from the microelectronics industry. The revenues for 1998 were $186.1 million, of which $129.0 million was generated from the microelectronics industry. The increase of $62.9 million was comprised of $35.4 million increase in revenues from the microelectronics industry and an increase in revenues of $27.5 million from other industries, including food, biopharmaceutical, fine chemical and facility services.

The mix of the revenues between construction costs versus services for engineering and construction management also changed significantly from 1999 versus 1998. The construction cost component of revenues increased from $46.8 million, which was 25.1% of 1998 revenues, to $153.4 million, which was 61.6% of 1999 revenues. The construction revenue increase was due to two large construction projects that were started in first quarter 1999. This increase in construction revenues of $106.6 million offset the decrease in service revenues, which declined from $139.3 million in 1998, to $95.6 million in 1999. This service revenue decrease of $43.7 million was due to the significant decline in non-construction related services provided to microelectronics businesses.

The Industrial segment reported no pre-tax profit for the year ended December 31, 1999 versus $3.6 million for 1998. Profit as a percent of revenues for 1998 was 1.9%. The most significant factor causing this profit decline was the decrease in volume of services sold during 1999 and decline in project margins. These were results of the significant decline in services provided to the microelectronics industry and an increase in low-margin construction projects.

1998 Results of Operations Compared to 1997

Revenues for 1998 were $935.0 million compared to $917.6 million in 1997. The increase of $17.4 million or 1.9% is comprised of significant improvements in the EE&I segment of $25.9 million and the Water segment of $52.9 million. These gains were reduced by the decrease of $61.4 million in the Industrial segment revenues.

Pre-tax profit for 1998 was $14.4 million compared to $12.0 million in 1997. The increase of $2.4 million or 20.0% was primarily due to volume increases in the EE&I and Water segments as well as a reduction in corporate expenses. Contracts in the EE&I and Water segments generally have a lower margin than the contracts in the Industrial segment, but increases in the volume of contracts offset any decline generated by the Industrial segment.

Bad debt expense was $57,000 in 1996, $1.4 million in 1997, and $5.2 million in 1998, which also impacts pre-tax profit. The increases in 1997 and 1998 relate to specific projects in the EE&I and Water segments that needed to be reserved for due to the uncertainty of collection. At December 31, 1997, the outstanding receivables related to these projects were $2.2 million of unbilled and $1.2 million of billed. No amounts were outstanding at December 31, 1998. The entire outstanding receivable balances were reserved for as the projects were halted due to poor economic conditions in Latin America. Currently, future collection of these receivables is not probable.

The loss on the sale of assets in 1998 of $1.7 million also negatively impacted pre-tax profit. This loss related to assets that were sold in closing two of our offices.

Environmental, Energy and Infrastructure

Revenues in the EE&I segment increased $25.9 million or 7.2% to $386.1 million in 1998, compared to $360.2 million in 1997. EE&I revenues accounted for 39.0% of our total operating revenues in 1997 and 41.0% in 1998. During 1998 we benefited from the business development efforts undertaken in 1997. We reported a full year of revenues in 1998 for public sector hazardous waste remediation contracts awarded in 1997 by the U.S. Department of Defense and the U.S. Department of Energy. Revenue growth from the U.S. Department of Defense was strong in part due to legislation requiring military base closure and remediation. The initial assessment phases are complete and the environmental remediation and clean-up phases have begun.

The telecommunications markets, both domestically and internationally, also attributed to the increase in revenues in 1998. We obtained several major clients in this market providing program management oversight, site development and construction management services to install or upgrade cable and wireless networks and related infrastructure. With the technological advances in wireless telecommunications, the ability to communicate rapidly via voice, data, and video have become a necessity for business enterprises and individuals around the world. We believe this market will provide continued revenue growth in future years.

Although the private sector of the environmental and infrastructure market slowed in 1997, we realized some recovery from this sector in 1998. We attribute this growth to the strong domestic economy, which is affording larger, multinational corporations the opportunity to improve their environmental performance and sustainability.

The transportation market also contributed to the increase in revenues in 1998. We have benefited from the growth generated by the Intermodal Surface Transportation Efficiency Act (ISTEA) adopted by Congress in 1991, which caused significant increases in federal funding to the states for transportation projects. We believe that we are also well positioned in the market to benefit from the TEA-21 legislation.

The EE&I segment reported higher pre-tax profit in 1998, increasing from $5.8 million in 1997 to $9.3 million in 1998, an increase of 60.3%. Profit as a percent of revenues was 2.4% in 1998 compared to 1.7% in 1997. The growth in the telecommunications markets contributed $2.8 million in profit while the remaining net increase of $0.7 million was attained by successful cost containment efforts. The demand for services is high in the telecommunications market, which can return higher gross margins than the public and private sector environmental and infrastructure contracts.

During 1998, cost containment measures enacted in prior years reduced overhead costs as administrative functions have been consolidated to enable us to manage our resources more effectively.

Water

Water segment revenues were $362.8 million in 1998 versus $309.9 million in 1997, an increase of $52.9 million or 17.1%. Approximately 30% of the increase came from new contracts, with terms up to 15 years, in the utility plant operations market for public and private clients. The balance of the increase came from contract activities in water and wastewater infrastructure improvement projects undertaken by municipalities and other utility authorities across the United States and abroad. The desire by municipalities to preserve the environment and provide clean water creates a demand for services we offer.

Profitability in the Water segment increased from $5.0 million in 1997 to $7.2 million in 1998, an increase of 44.0%. Profit as a percent of revenues was 2.0% in 1998 compared to 1.6% in 1997. Profitability continues to improve as we continue to win significant new contracts as reflected by the increase in revenues mentioned above. Additionally, the Water segment reported an increase of $1.0 million in profit due to lower business development expenditures. From year to year, we achieved increasing margins by focusing on improvements in project delivery and effective cost management, even though competition in this industry is increasing as a result of rapid consolidation. We believe that our future success in the Water segment is dependent on continuing improvements in our project delivery performance and our ability to win significant new contracts.

Industrial

The Industrial segment's revenues for 1998 were $186.1 million, of which $141.4 million or 76.0% was generated from the microelectronics industry. The Industrial segment's revenues for 1997 were $247.5 million, of which $222.8 million or 90.0% was generated from the microelectronics industry. Total revenues from the industrial segment declined $61.4 million from 1997 to 1998 due to declines in the microelectronics industry offset by an increase in revenues from other industries including food, biopharmaceutical, fine chemical, and facility services. The microelectronics industry began to reduce capital spending in 1997 which has continued into 1999, resulting in a sharp decline in purchases of engineering and construction services by our microelectronics clients. In order to reduce its dependence on the microelectronics industry, the industrial segment has reallocated some of its workforce to focus on diversifying into other industries mentioned above.

Pre-tax profit in the industrial segment was $3.6 million in 1998 versus $7.2 million in 1997. Profit, as a percent of revenues was 1.9% in 1998 compared to 2.9% in 1997. The decrease in the total volume of services sold during 1998 to the microelectronics industry caused this profit decline. In addition to the impact of reduced volume, direct project costs as well as overhead expenses affected profitability. Direct project costs, as a percentage of revenues, decreased 2.0% in 1998 versus 1997, slightly improving gross margins. Indirect labor costs, included in overhead expenses, as a percentage of gross revenues, increased 4.0% from 1997 to 1998 because of the significant decline in revenue during 1998.

Joint Ventures

We routinely enter into joint venture arrangements in order to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are established to manage a specific project. Our largest joint venture is Kaiser-Hill Company, LLC (``Kaiser-Hill''), a joint venture in which we own a 50% interest. This joint venture is attributable to our EE&I operating segment. The earnings from this joint venture are reported as equity in earnings of investees accounted for under the equity method, along with other joint ventures that are individually insignificant.

For the year ended December 31, 1999, we reported equity in earnings of investees accounted for under the equity method of $12.4 million compared to $8.4 million in 1998 and $8.7 million in 1997. The earnings from the Kaiser-Hill joint venture for the same period of 1999 were $6.4 million compared to $7.8 million for 1998. Under the Performance Based Management contract, as discussed below, fees are earned based upon specific negotiated performance incentives which are heavily weighted to the U.S. Government's fiscal year end of September
30. Due to the timing of specific work scopes and the completion of these activities, earnings may not be comparable from period to period.

Equity in earnings of investees accounted for by the equity method generated $12.4 million of revenues in 1999 which represents 47.6% of operating income and 91.0% of net income. For 1998, the $8.4 million of revenues represents 56.7% of operating income and 144.53% of net income. Although Kaiser-Hill achieved the negotiated performance measures for 1999 in the performance based contract, the revenues from the contract for 1999 were expected to be lower than in 1998 due to the fee structure in this contract. This was due to the types of tasks required to be performed in 1999 to decommission the site and the corresponding fee levels negotiated based on the difficulty and risks of those tasks. No one specific task was material to the fee structure in this contract year over year. The original contract was set to expire on June 30, 2000. This contract was a Performance Based Management Contract, which means that the fees on the contract were dependent on Kaiser-Hill's performance measured against safety, budget, and schedule.

Effective February 1, 2000, the U.S. Department of Energy extended Kaiser-Hill's Rocky Flats contract. Although the new contract is a closure contract and does not have a defined term, we anticipate that closure of the site would be in 2006. Under the new contract, Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure costs. Outside of a negotiated range, for every dollar that the U.S. Department of Energy saves with earlier clean-up, Kaiser-Hill receives a 30 cent increase in fee. At the same time, for every dollar the clean-up is over budget, the fee is reduced by 30 cents up to an agreed minimum. The ultimate fee will also be impacted by the project schedule and safety of our performance to achieve the site closure.


Corporate Expenses

Corporate expenses for the year ended December 31, 1999 were $6.9 million compared to $5.7 million in 1998 and $6.0 million in 1997. The increase of $1.2 million in 1999 is primarily related to the registration of our stock with the Securities and Exchange Commission. Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax, and general business development efforts. The fluctuations from year to year are generally dependent on the business development efforts undertaken as other administrative costs historically remained constant.

Income Taxes

The income tax provision for the year ended December 31, 1999 was $13.1 million, or an effective tax rate of 49.1%, compared to $8.6 million, or an effective tax rate of 59.6%, for 1998. The decrease in the effective tax rate in 1999 is primarily due to the reduction of non-deductible foreign net operating losses as we have been able to improve the financial performance of our international operations. The effective tax rate in 1998 was substantially the same as 1997. Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to disallowed portions of meals and entertainment expenses and non-deductible foreign net operating losses. Our income tax provisions for the last several years were as follows:

-----------------------------------------------------------------------
     Date          Income Tax Provision           Effective Tax Rate
-----------------------------------------------------------------------
     1999                $13,144                         49.1%
-----------------------------------------------------------------------
     1998                $ 8,571                         59.6%
-----------------------------------------------------------------------
     1997                $ 7,295                         60.7%
-----------------------------------------------------------------------

Liquidity and Capital Resources
Cash Flows from Operating Activities

For the year ended December 31, 1999, operations provided $29.6 million of cash and used $4.4 million of cash in 1998. During 1999, our receivables, payables and billings in excess of revenues increased due to growth and due to the pass-through of revenues and expenses related to new, large construction projects. Other current liabilities decreased primarily due to the payment of accrued incentive compensation and the settlement of accrued liabilities. Operations generated $38.9 million of cash flows in 1997. The decrease of $43.3 million from 1997 to 1998 was attributable to the following working capital changes:

 .  revenue growth provided a corresponding increase in accounts receivable
 .  prepaids increased as we contributed cash to our largest pension plan to maintain its funded status
 . billings in excess of revenues decreased due to a reduction in advance payments on contracts formerly realized in the Industrial operating segment

Cash Flows from Investing Activities

Our business does not require significant capital expenditures. The capital expenditures are generally for purchases of office equipment and leasehold improvements. We spent $4.7 million in 1999, $4.7 million in 1998, and $2.6 million in 1997 on such expenditures. We have now established a formal operating lease program under which most of our computing and related equipment is procured on an ongoing basis. The increase in capital expenditures from 1997 to 1998 reflects leasehold improvements for large regional office moves for which the leases had expired.

In 1999, we made three acquisitions, one of which was significant. We purchased the CH2M HILL common stock of Lockheed Martin Hanford Corporation ("Hanford") for $17.1 million. Hanford is an environmental management contractor that provides tank waste remediation services to the U.S. Department of Energy. The acquisition resulted in $16.9 million in goodwill that will be amortized over the anticipated life of the contract of seven years.

Cash Flows from Financing Activities

During 1999, we borrowed an average of $0.6 million at a weighted average interest rate of 5.9% against our line of credit to fund operations. At December 31, 1999, no amounts were outstanding. In

June 1999, we entered into a new credit facility for a $100.0 million revolving line of credit maturing June 2002, which may be extended for an additional one-year period, and the maximum amount of credit available may be increased by $25.0 million, under certain conditions. The facility may be used for general corporate purposes and permitted acquisitions. At the option of CH2M HILL, the facility bears interest at a rate equal to either the London Inter-Bank Offering Rate for interest periods of 1, 2, 3 or 6 months, plus applicable margins ranging from 1.0% to 2.0%, the lender's prime rate, or the sum of 0.5% plus the federal fund rate, if greater than the lender's prime rate. Borrowings under the credit agreement are available on a revolving basis through the final maturity date. The credit facility is guaranteed by each direct and indirect wholly-owned subsidiary of CH2M HILL whose gross revenues account for greater than 5% of the consolidated annual revenues of CH2M HILL. The credit agreement contains usual and customary representations and warranties, and affirmative and negative covenants and financial covenants for credit facilities of like size, type and purpose. CH2M HILL is in compliance with such covenants.

At December 31, 1999, under our unsecured loan agreement, we had an outstanding term loan for $2.0 million, which will be paid in full during 2000. The interest rate on the loan is 7.1% and payments are made quarterly. We also had $18.8 million in 1999, $20.6 million in 1998, and $22.5 million in 1997, in notes payable to over 300 former shareholders in varying amounts over the next ten years.

CH2M HILL believes its current sources of funds will be sufficient to satisfy its current operations and anticipated growth through 2000.

Derivatives and Financial Instruments

We occasionally enter into forward contracts to hedge foreign currency risks and not for speculative purposes. At December 31, 1999 and 1998, there were no significant forward contracts outstanding. Generally, we do not have derivative type instruments.

Year 2000 Compliance

The turn of the century posed many challenges to companies worldwide that rely on computers and/or programmed control devices to operate their businesses or are suppliers or providers of time-sensitive software or automated technology devices. The problem stemmed from the practice of software writers, software vendors and equipment suppliers of using only two digits to designate calendar year (e.g. 98 versus 1998) in automated applications. That practice did not provide for proper recognition of the Year 2000 because computers and other automated equipment may interpret the two-digit date "00" as, for example, 1900, rather than 2000. Consequently, computers and other automated systems may have ceased operation or operated incorrectly. This effect is commonly referred to as the "Year 2000 problem."

The Company estimated the Year 2000 remediation efforts were approximately $4.0 million. The actual cost did not materially differ from those estimates. The Company does not plan on spending any additional amounts on the Year 2000 problem, as there are no remaining contingencies.

The turn of the century had no significant impact on the Company. In addition, the impact on the Company related to third parties was also insignificant.

New Accounting Standards Not Yet Adopted

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes fair value accounting and reporting standards for derivative instruments and hedging activities. CH2M HILL will adopt SFAS No. 133 in the first quarter of fiscal 2001. CH2M HILL is currently assessing the effect of adoption, if any, on its financial position, results of operations, and cash flows.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

 .  the continuance of and funding for certain governmental regulation and enforcement programs which create demand for our services
 .  our ability to attract, finance and perform large, longer-term projects
 . our ability to insure against or otherwise cover the liability risks inherent in our business, including environmental liabilities and professional engineering liabilities

 .  our ability to manage the risks inherent in the government contracting business
 . our ability to manage the costs associated with our fixed-price contracts . our ability to attract and retain professional personnel
 .  general economic conditions

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------
Market risk is the risk of loss from adverse changes in market prices and interest rates. We manage our market risk by matching projected cash inflows from operations, financing activities and investing activities with projected cash outflows to fund debt payments, capital expenditures and other cash requirements. We may utilize debt or equity financing for general corporate purposes and acquisitions. Historically, we have used short-term variable rate borrowings under our unsecured revolving credit agreement although we do have $2.0 million currently outstanding on a term note to be repaid by June 30, 2000. Our earnings and cash flows are affected by changes in interest rates affecting our variable rate borrowings under our bank credit facility. However, at December 31, 1999, there were no amounts outstanding on the bank credit facility. The interest rates on CH2M HILL's short-term and long-term borrowings approximate fair value.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
Reference is made to the information set forth on pages F-1 through F-18.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------
None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

Directors
---------
See the information set forth in the section of the Proxy Statement entitled "Election of Directors," which is incorporated herein by reference.

Executive Officers
------------------
See the information set forth in the section of the Proxy Statement entitled "Executive Officers" which is incorporated herein by reference.

Item 11.  Executive Compensation
          ----------------------
See the information set forth in the sections of the Proxy Statement entitled "Executive Compensation," which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
See the information set forth under "Security Ownership of Certain Shareholders and Management" in the Proxy Statement which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
See the information set forth in the section of the Proxy Statement entitled "Certain Relationships and Related Transactions," which is incorporated herein by reference.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           ----------------------------------------------------------------

(a)  Documents Filed as Part of this Report
     1. Financial Statements

        Report of Independent Public Accountants - Arthur Andersen LLP...... F-1
        Consolidated Balance Sheets at December 31, 1998 and 1999........... F-2
        Consolidated Statements of Income for the Years Ended December 31,
           1997, 1998 and 1999.............................................. F-3
        Consolidated Statements of Temporary Shareholders' Equity
           for the Years Ended December 31, 1997, 1998 and 1999............. F-4
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1997, 1998 and 1999................................. F-5
        Notes to Consolidated Financial Statements.......................... F-6

2.   Financial Statement Schedules

     All financial statement schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto, or because such schedules are not applicable.

3.   Exhibits

     The following exhibits are filed as part of this annual report:

     Exhibit
     Number    Description
     ------    -----------
      2.1      Stock Purchase Agreement, dated as of November 29, 1999, by and between CH2M Hill Companies, Ltd. and Lockheed Martin Corporation
               [certain portions of the Stock Purchase Agreement have been omitted pursuant to a request for condifidential treatment filed seperately with the Securities and Exchange Commission] filed as
               Exhibit 2.1 on Form 8-K, on January 5, 2000 (File No. 000-27261)

     *3.1      Restated Articles of Incorporation of CH2M HILL Companies, Ltd.

     *3.2      Restated Bylaws of CH2M HILL Companies, Ltd.

    *10.1 CH2M HILL Retirement and Tax-Deferred Savings Plan, as amended and restated effective January 1, 2000

    *10.2 CH2M HILL Employee Stock Plan, as amended and restated effective January 1, 2000

    *10.3 CH2M HILL Companies, Ltd. 1999 Stock Option Plan, as amended and restated on November 12, 1999

    *10.4      CH2M HILL Companies, Ltd. Payroll Deduction Stock Purchase Plan

    *10.5      CH2M HILL Companies, Ltd. Pre-Tax Deferred Compensation Plan

     10.6 Trust Under CH2M HILL Companies, Ltd. Pre-Tax Deferred Compensation Plan, filed as Exhibit 10.6 to Registration Statement on Form S-1 on March 15, 1999 (File No. 333-74427)

    *10.7      CH2M HILL Companies, Ltd. After-Tax Deferred Compensation Plan

     10.8 Trust Under CH2M HILL Companies, Ltd. After-Tax Deferred Compensation Plan, filed as Exhibit 10.8 to Registration Statement on Form S-1 on March 15, 1999 (File No. 333-74427)

     10.9      Contract with Buck Investment Services, Inc., filed as Exhibit
               10.9 to Registration Statement on Form S-1, Amendment No. 1, on May 14, 1999 (File No. 333-74427)

     10.10 Contract (#DE-AC3495RF00825) between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated as of April 4, 1995, along with Modifications 1 to 81 to Contract #DE-AC3495RF00825 (Modifications 41, 72 and 78 not received), incorporated by reference from ICF Kaiser International Inc.'s (i) Form 10-K for the fiscal year ended February 28, 1995 filed on March 29, 1996 (File No. 1-12248);
               (ii) Registration Statement on Form S-1 filed on November 27, 1996 (SEC file no. 333-16937); (iii) Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1998 (File No. 1-12248).

   *10.11 Contract between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated January 24, 2000

    10.12 $100,000,000 Senior Unsecured Revolving Credit Agreement dated as of June 18, 1999, Wells Fargo Bank, National Association, as Agent, filed as Exhibit 10.11 to Registration Statement on Form S-1, Amendment No. 2, on July 8, 1999 (File No. 333-74427)

   *10.13 Deferred Compensation Retirement Program Arrangement effective December 1, 1995

   *10.14 Executive Deferred Compensation Program Arrangement effective January 1, 1997

   *21     Subsidiaries of CH2M HILL Companies, Ltd.

   *27     Financial Data Schedule

    99.1 Internal Market Rules, filed as Exhibit 99 to Registration Statement on Form S-1 on March 15, 1999 (File No. 333-74427)

   *99.2   Opinion of KPMG LLP

    __________

    *   Filed herewith

(b) Reports on Form 8-K:

    None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To CH2M HILL Companies, Ltd.:

We have audited the accompanying consolidated balance sheets of CH2M HILL Companies, Ltd. (an Oregon corporation) and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of income, temporary shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of CH2M HILL's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CH2M HILL Industrial Design Corporation, which statements reflect total assets and total revenues of 17 percent and 27 percent in 1997, 8 percent and 20 percent in 1998, and 21 percent and 21 percent in 1999, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this entity, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Denver, Colorado,
  February 18, 2000.

                            CH2M HILL COMPANIES, LTD.

                           Consolidated Balance Sheets
                              (Dollars in thousands)

                                                                                                     Pro Forma
                                                                    December 31,    December 31,    December 31,
                                                                       1998            1999            1999
                                                                    ------------    ------------   -------------
ASSETS                                                                                              (Unaudited)
Current assets:
Cash and cash equivalents                                           $     16,595    $     12,557
Receivables, net -
     Client accounts                                                     136,882         164,914
     Unbilled revenue                                                     87,635          96,610
     Other                                                                 4,567           4,930
Prepaid expenses and other                                                 8,059           7,912
                                                                    ------------    ------------
         Total current assets                                            253,738         286,923
Property, plant and equipment, at cost
     Land                                                                    229             219
     Building and land improvements                                        2,845           2,813
     Furniture, fixtures and equipment                                    31,466          30,198
     Leasehold improvements                                                7,522           7,920
                                                                    ------------    ------------
                                                                          42,062          41,150
     Less: Accumulated depreciation and amortization                     (28,072)        (26,876)
                                                                    ------------    ------------
              Net property, plant and equipment                           13,990          14,274
                                                                    ------------    ------------
Goodwill, net                                                              1,203          18,697
Other assets, net                                                         28,853          35,301
Deferred income taxes                                                        541           1,960
                                                                    ------------    ------------
              Total assets                                          $    298,325    $    357,155
                                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                                   $      4,512    $      2,221
Current portion of notes payable to former shareholders                    4,527           4,154
Accounts payable                                                          29,187          60,107
Billings in excess of revenues                                            30,556          49,143
Accrued incentive compensation                                            18,065          13,330
Employee related liabilities                                              42,013          43,100
Other accrued liabilities                                                 27,725          13,278
Current deferred income taxes                                             23,855          26,907
                                                                    ------------    ------------
               Total current liabilities                                 180,440         212,240
Other long-term liabilities                                               24,404          32,902
Long-term debt                                                             2,286             313
Notes payable to former shareholders                                      16,063          14,608
                                                                    ------------    ------------
 Total liabilities                                                       223,193         260,063
                                                                    ------------    ------------
Commitments and contingencies (Notes 3, 6 and 15)
Temporary shareholders' equity
Preferred stock, Class A $.02 par value, 50,000,000 shares
     authorized; 11,068,580 and 12,095,220  issued and outstanding at December 31, 1998 and 1999, respectively; redeemable
     for $52,130 at December 31, 1999                                        221             242
Common stock, $.01 par value, 100,000,000 shares authorized;
      16,957,360 and 17,234,170 issued and outstanding at
      December 31, 1998 and 1999, respectively; redeemable for
      $74,279 at December 31, 1999                                           170             172
Additional paid-in capital                                                20,283          29,234
Retained earnings                                                         56,148          69,774
Accumulated other comprehensive loss                                      (1,690)         (2,330)
Permanent shareholders' equity
Common stock, 29,329,390 shares issued and outstanding, pro forma              -               -   $        414
Additional paid in capital, pro forma                                          -               -         29,234
Retained earnings, pro forma                                                   -               -         69,774
Accumulated other comprehensive loss, pro forma                                -               -         (2,330)
                                                                                                   ------------
      Total shareholders' equity                                               -               -   $     97,092
                                                                    ------------    ------------   ============
              Total liabilities and shareholders' equity            $    298,325    $    357,155
                                                                    ============    ============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                           CH2M HILL COMPANIES, LTD.

                       Consolidated Statements of Income
                    (Dollars in thousands except per share)



                                                                            December 31,    December 31,     December 31,
                                                                                1997            1998             1999
                                                                            ------------    ------------    --------------
Gross revenue                                                               $    908,854    $    926,630    $    1,172,153
Equity in earnings of joint ventures and affiliated companies                      8,724           8,400            12,375
                                                                            ------------    ------------    --------------
  Total revenues                                                                 917,578         935,030         1,184,528
Operating expenses:
  Direct cost of services and overhead                                          (617,356)       (629,468)         (845,050)
  General and administrative                                                    (286,276)       (290,760)         (313,491)
                                                                            ------------    ------------    --------------
Operating income                                                                  13,946          14,802            25,987
Other income (expense):
   Interest income                                                                   570           1,735             1,977
   Interest expense                                                               (2,505)         (2,154)           (1,194)
                                                                            ------------    ------------    --------------
Income before provision for income taxes                                          12,011          14,383            26,770
   Provision for income taxes                                                     (7,295)         (8,571)          (13,144)
                                                                            ------------    ------------    --------------
Net income                                                                  $      4,716    $      5,812    $       13,626
                                                                            ============    ============    ==============


Net income per common and preferred share:
          Basic & Diluted                                                   $       0.17    $       0.21    $         0.46

Weighted average number of common and preferred shares:
          Basic                                                               27,688,780      28,330,940        29,451,100
          Diluted                                                             27,688,780      28,330,940        29,737,145


                      The accompanying notes are an intergral part of these consolidated financial statements

                       CH2M HILL COMPANIES, LTD.
       Consolidated Statements of Temporary Shareholders' Equity
                        (Dollars in thousands)

                                                                                                Total Class A
                                                       Class A                                  Preferred and    Additional
                                                    Preferred Stock         Common Stock           Common         Paid-in
                                                  Shares      Amount      Shares      Amount        Shares         Capital
                                                -----------  ---------   ----------  ---------   ------------    -----------
BALANCES, December 31, 1996                       8,742,010  $     175   18,212,450  $     182     26,954,460    $    13,282
 Shares issued in connection with
   stock based compensation and
   employee benefit plans                         1,210,540         24    1,218,390         12      2,428,930          9,151
 Shares purchased and retired                       (40,840)        (1)  (2,083,840)       (20)    (2,124,680)        (7,411)
 Comprehensive income:
   Net income                                             -          -            -          -              -              -
   Other comprehensive loss:
     Foreign currency translation adjustments             -          -            -          -              -              -
       Comprehensive income                               -          -            -          -              -              -
                                                -----------  ---------   ----------  ---------   ------------    -----------
BALANCES, December 31, 1997                       9,911,710        198   17,347,000        174     27,258,710         15,022

 Shares issued in connection with
   stock based compensation and
   employee benefit plans                         1,203,830         24    1,341,720         13      2,545,550         11,693
 Shares purchased and retired                       (46,960)        (1)  (1,731,360)       (17)    (1,778,320)        (6,432)
 Comprehensive income:
   Net income                                             -          -            -          -              -              -
   Other comprehensive loss:
     Foreign currency translation adjustments             -          -            -          -              -              -
       Comprehensive income                               -          -            -          -              -              -
                                                -----------  ---------   ----------  ---------   ------------    -----------
BALANCES, December 31, 1998                      11,068,580        221   16,957,360        170     28,025,940         20,283

 Shares issued in connection with
   stock based compensation and
   employee benefit plans                         1,310,930         26    1,322,480         13      2,633,410         14,181
 Shares purchased and retired                      (284,290)        (5)  (1,045,670)       (11)    (1,329,960)        (5,230)
 Comprehensive income:
   Net income                                             -          -            -          -              -              -
   Other comprehensive income:
     Foreign currency translation adjustments             -          -            -          -              -              -
       Comprehensive income                               -          -            -          -              -              -
                                                -----------  ---------   ----------  ---------   ------------    -----------
BALANCES, December 31, 1999                      12,095,220  $     242   17,234,170  $     172     29,329,390    $    29,234

                                                                                    Accumulated
                                                                                      Other           Total
                                                Comprehensive       Retained       Comprehensive    Shareholders'
                                                   Income            Earnings          Loss            Equity
                                                -------------     -------------    -------------    -------------
BALANCES, December 31, 1996                     $           -     $      45,620    $      (1,129)   $      58,130
 Shares issued in connection with
   stock based compensation and
   employee benefit plans                                   -                 -                -            9,187
 Shares purchased and retired                               -                 -                -           (7,432)
 Comprehensive income:
   Net income                                           4,716             4,716                -            4,716
   Other comprehensive loss:
     Foreign currency translation adjustments          (2,298)                -           (2,298)          (2,298)
                                                -------------
       Comprehensive income                             2,418                 -                -                -
                                                                  -------------    -------------    -------------
BALANCES, December 31, 1997                                              50,336           (3,427)          62,303

 Shares issued in connection with
   stock based compensation and
   employee benefit plans                                   -                 -                -           11,730
 Shares purchased and retired                               -                 -                -           (6,450)
 Comprehensive income:
   Net income                                           5,812             5,812                -            5,812
   Other comprehensive loss:
     Foreign currency translation adjustments           1,737                 -            1,737            1,737
                                                -------------
        Comprehensive income                            7,549                 -                -                -
                                                                  -------------    -------------    -------------
BALANCES, December 31, 1998                                              56,148           (1,690)          75,132

 Shares issued in connection with
   stock based compensation and
   employee benefit plans                                   -                 -                -           14,220
 Shares purchased and retired                               -                 -                -           (5,246)
 Comprehensive income:
   Net income                                          13,626            13,626                -           13,626
   Other comprehensive income:
     Foreign currency translation adjustments            (640)                -             (640)            (640)
                                                -------------
       Comprehensive income                     $      12,986                 -                -                -
                                                =============     -------------    -------------    -------------
BALANCES, December 31, 1999                                       $      69,774    $      (2,330)   $      97,092
                                                                  =============    =============    =============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                           CH2M HILL COMPANIES, LTD.

                     Consolidated Statements of Cash Flows
                            (Dollars in thousands)


                                                                                     December 31,     December 31,    December 31,
                                                                                        1997              1998            1999
                                                                                     ------------     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                      $      4,716     $      5,812    $     13,626
     Adjustments to reconcile net income to net cash
             provided by (used in) operating activities -
              Depreciation and amortization                                                 9,605            8,558           6,343
              Stock based compensation for employees and employee benefit plans             8,520           10,725          14,164
              Allowance for doubtful accounts                                               1,441            3,189           2,907
              Deferred income taxes and other                                                 829            2,983          10,256
              Loss (gain) on sale of assets                                                   217            1,727              (5)
              Change in -
                   Receivables                                                             10,288           (5,301)        (37,844)
                   Prepaid expenses and other                                              (1,713)          (9,327)         (8,010)
                   Accounts payable                                                       (10,479)          (5,373)         28,943
                   Billings in excess of revenues                                          12,990          (13,226)         18,671
                   Other current liabilities                                                2,448           (4,143)        (19,446)
                                                                                     ------------     ------------    ------------
                        Net cash provided by (used in) operating activities                38,862           (4,376)         29,605

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of assets                                                          75              372             248
     Capital expenditures                                                                  (2,612)          (4,723)         (4,401)
     Other investing activities                                                              (898)               -               -
     Acquisitions                                                                               -                -         (18,406)
                                                                                     ------------    -------------    ------------
                       Net cash used in investing activities                               (3,435)          (4,351)        (22,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowing on long-term debt                                                              843              111             331
     Borrowing on line of credit                                                                -                -          32,000
     Payments on line of credit                                                                 -                -         (32,000)
     Principal payments on notes payable to former shareholders                            (4,968)          (4,966)         (5,039)
     Principal payments on long-term debt                                                  (5,652)          (5,274)         (4,595)
     Purchases and retirements of stock                                                    (2,561)          (2,342)         (1,979)
                                                                                     ------------    -------------    ------------
                       Net cash used in financing activities                              (12,338)         (12,471)        (11,282)

CASH EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENT                                             (437)            (534)            198
                                                                                     ------------    -------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           22,652          (21,732)         (4,038)
CASH AND CASH EQUIVALENTS, beginning of year                                               15,675           38,327          16,595
                                                                                     ------------    -------------    ------------
CASH AND CASH EQUIVALENTS, end of year                                               $     38,327    $      16,595    $     12,557
                                                                                     ============    =============    ============


                      The accompanying notes are an integral part of these consolidated financial statements.

                                      F-5

                           CH2M HILL COMPANIES, LTD.

                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)


(1)  Summary of business and significant accounting policies

     CH2M HILL Companies, Ltd. and its wholly owned subsidiaries are a multinational infrastructure and environmental services firm. CH2M HILL's predominant line of business is providing engineering and construction management services related to water, environmental, transportation, infrastructure and management services. CH2M HILL also provides facility design and construction management services to the electronics, food processing and biopharmaceutical related industries and provides utility system operations and maintenance services primarily for water and wastewater treatment facilities.

     CH2M HILL provides the above services for clients in private industry, federal government agencies, as well as state, municipal and local government entities. A substantial portion of professional fees arises from projects that are funded directly or indirectly by governmental entities.

Unaudited Pro Forma Information

     On November 6, 1998, the Board of Directors approved a new ownership program for CH2M HILL and certain resolutions that were subsequently ratified by a vote of the shareholders on December 18, 1998. Such resolutions included, but were not limited to, adopting amendments to the Restated Bylaws and Articles of Incorporation which provide for the:

 .    termination of the existing Key Employee Policy and Agreement,
 .    authorization to convert all outstanding Class A preferred stock into shares of common stock on a one-for-one basis,
 .    increase in the authorized shares of common stock to 100,000,000, par value
     $.01 per share, and Class A preferred stock to 50,000,000, par value $.02 per share,
 .    authorization of a ten-for-one stock split on CH2M HILL's common stock and
     Class A preferred stock,
 .    imposition of certain restrictions on the stock including, but not limited to, the right but not the obligation to repurchase shares upon termination of employment or affiliation, the right of first refusal, and ownership limits, and,
 .    approval of the 1999 Stock Option Plan.

     The effective date of the above resolutions is January 1, 2000 as determined by the Board of Directors at its November 1999 meeting.

     Common and preferred stock amounts, equivalent share amounts and per share amounts have been adjusted retroactively to give effect to the stock split. The conversion of outstanding Class A preferred stock to common stock has been reflected in the unaudited pro forma balance sheet at December 31, 1999.

Principles of Consolidation

     The consolidated financial statements include the accounts of CH2M HILL and all of its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. Investments in affiliates which are 50 percent or less owned are reported using the equity method. Certain amounts in prior years have been reclassified to conform with the current year presentation.

Currency Translation

     All assets and liabilities of CH2M HILL's foreign subsidiaries are translated into U.S. dollars at the period-end exchange rate. Revenues and expenses are translated at the average exchange rate for the year. Translation gains and losses are reflected in shareholders' equity as part of accumulated other comprehensive loss. Taxes are not provided on the translation gains and losses as deferred taxes are not provided on the unremitted earnings of the
foreign subsidiaries to which they relate.   Gains and losses on foreign
currency transactions are not significant.

Accounting for Revenue

     Contract revenue is recognized primarily on a percentage-of-completion basis by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts. Unbilled revenue represents the excess of contract revenue recognized over billings to date. Billings in excess of revenues represent the excess of billings to date over revenue recognized. Losses on contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated.

     The federal government accounted for 15.8% and 17.2% of our net receivables in 1998 and 1999, respectively. Receivables are stated at net realizable values, reflecting reserves of $2,977, $6,166 and $7,805 in 1997, 1998 and 1999, respectively. The changes in the allowance for uncollectible accounts consisted of the following:

                                            1997          1998          1999
                                         ----------    ----------    -----------
Balance at beginning of year               $1,536        $2,977        $ 6,166
Provision charged to expense                1,441         3,189          2,907
Accounts written off                            -             -         (1,268)
                                         ----------    ----------    -----------
Balance at end of year                     $2,977        $6,166        $ 7,805
                                         ==========    ==========    ===========

Cash and Cash Equivalents

     CH2M HILL maintains a cash management system which provides for cash in the bank sufficient to pay checks as they are submitted for payment and invests cash in excess of this amount in interest bearing short-term investments such as certificates of deposit, commercial paper and repurchase agreements. These investments are principally invested with original short-term maturities of less than three months and are considered cash equivalents in the consolidated balance sheets and statements of cash flows.

                                            1997          1998          1999
                                         ----------    ----------    -----------
Cash paid for interest                     $ 2,431       $ 1,777       $1,217
Cash paid for income taxes                 $11,869       $16,352       $5,775

The following noncash transactions have been excluded from the accompanying statements of cash flows:

 .    Stock purchases for debt of $4,204, $3,103 and $3,211 in 1997, 1998 and
     1999, respectively
 .    Decrease of an additional minimum pension liability and related asset at
     December 31, 1997, 1998 and 1999, of $2,122, $198 and $125, respectively.

Property, Plant and Equipment

     All additions, including betterments to existing facilities, are recorded at cost. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the accounts. Any gain or loss on retirements is reflected in income in the year of disposition.

     Depreciation for owned property is based on the estimated useful lives of the assets using both straight-line and accelerated methods for financial statement purposes. Useful lives for buildings and land improvements range from 15 to 30 years with an average life of 25 years. Leasehold improvements are depreciated over the remaining term of the associated lease. Useful lives on other assets range from two to ten years with an average of approximately five years.

Goodwill

     Goodwill is based on the excess of cost (purchase price) over the fair value of net assets of businesses acquired. At December 31, 1999, $16,862 of goodwill related to the acquisition of Lockheed Martin Hanford Corporation. This goodwill is being amortized on a straight-line basis over the total estimated life of the contract, including options, of seven years. At December 31, 1998 and 1999, accumulated amortization related to goodwill was $590 and $742, respectively.

Other Assets

     Other Assets includes capitalized software costs, investments in unconsolidated joint ventures, and prepaid pension expenses. The related amortization reflected in the statements of income and the statements of cash flows totaled $2,145 in 1997, $2,188 in 1998 and $1,973 in 1999.

Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The interest rates on CH2M HILL's bank borrowings are adjusted regularly to reflect current market rates. Accordingly, the carrying amount of CH2M HILL's short-term and long-term borrowings also approximate fair value. At December 31, 1998 and 1999, the fair value of CH2M HILL's notes payable to former shareholders was $19,237 and $16,613, respectively, based on a discount rate that is estimated using the rates currently offered for debt with similar remaining maturities.

Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Asset Impairment

     CH2M HILL reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets which are held and used in operations would be impaired if the undiscounted future cash flows related to the asset did not exceed the net book value.

Stock-Based Compensation Plans

     The Financial Accounting Standards Board has issued SFAS No. 123,
"Accounting for Stock-Based Compensation."   SFAS No. 123 requires that stock-
based compensation plans be accounted for based on the fair value based method of accounting. CH2M HILL continues to measure compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123 and discloses the difference between the two methods in Note 11. CH2M HILL accounts for its stock-based employee compensation agreements using the intrinsic value method under which no compensation is generally recognized for equity instruments granted to employees with an exercise price equal to or greater than the fair market value of the underlying stock.

New Accounting Standards

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes fair value accounting and reporting standards for derivative instruments and hedging activities. CH2M HILL will adopt SFAS No. 133 in the first quarter of fiscal 2001. CH2M HILL is currently assessing the effect of adoption, if any, on its financial position, results of operations, and cash flows.

(2)  Segment information

     CH2M HILL operates in three reportable segments that offer different services to different customer bases. They are managed separately because each business requires different business and marketing strategies. Environmental, Energy, and Infrastructure (EE&I) includes management, consulting, design, construction, procurement, and operations and maintenance services to the environmental, nuclear, energy, systems, and transportation industries. Water focuses on the planning, design and implementation of water supply systems and wastewater treatment facilities as well as providing operations and maintenance services to water and wastewater facility operators. Industrial provides design, construction, specialized manufacturing support and sustained facility services support to high-technology manufacturing companies, food and beverage processing businesses, and fine chemical and pharmaceutical manufacturers.

     CH2M HILL evaluates performance based on several factors, of which the primary financial measure is profit before tax. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at fair value as if the sales were to third parties. Other includes the elimination of intersegment sales and unallocable corporate expenses.

     Certain financial information for each segment is provided below:

                                                                                                  Financial
                                                                                                  Statement
                  1997                        EE&I        Water        Industrial     Other       Balances
----------------------------------------   ----------   ----------   ------------   ---------   ------------
Revenues from external customers........    $352,343     $310,014       $246,497    $      -       $908,854
Intersegment sales......................      16,025       22,764          1,088     (39,877)             -
Equity in earnings of investees
  accounted for by the equity method....       7,886         (144)           982           -          8,724
Depreciation and amortization...........       4,729        2,684          2,192           -          9,605
Interest income.........................         159          159            252           -            570
Interest expense........................         804          736            965           -          2,505
Segment profit..........................       5,853        5,011          7,174      (6,027)        12,011
Segment assets..........................     136,119      113,725         61,273           -        311,117


                                                                                                  Financial
                                                                                                  Statement
                  1998                        EE&I        Water        Industrial     Other       Balances
----------------------------------------   ----------   ----------   ------------   ---------   ------------
Revenues from external customers........    $378,276     $362,668       $185,686    $      -       $926,630
Intersegment sales......................      21,301       18,586          1,342     (41,229)             -
Equity in earnings of investees
  accounted for by the equity method....       7,785          124            491           -          8,400
Depreciation and amortization...........       4,034        3,423          1,101           -          8,558
Interest income.........................         582          720            433           -          1,735
Interest expense........................         928          677            549           -          2,154
Segment profit..........................       9,259        7,230          3,648      (5,754)        14,383
Segment assets..........................     142,124      128,967         27,234           -        298,325


                                                                                                  Financial
                                                                                                  Statement
                  1999                        EE&I        Water        Industrial     Other       Balances
----------------------------------------   ----------   ----------   ------------   ---------   ------------
Revenues from external customers........    $488,043     $435,757       $248,353    $       -    $1,172,153

                                                                                                  Financial
                                                                                                  Statement
                  1999                        EE&I        Water        Industrial     Other       Balances
----------------------------------------   ----------   ----------   ------------   ---------   ------------
Intersegment sales......................     32,379        9,949          2,589      (44,917)             -
Equity in earnings of investees
  accounted for by the equity method....      9,505        2,233            637            -         12,375
Depreciation and amortization...........      5,269          708            366            -          6,343
Interest income.........................        521        1,062            394            -          1,977
Interest expense........................        511          460            223            -          1,194
Segment profit..........................     17,412       16,304            (80)      (6,866)        26,770
Segment assets..........................    159,874      143,444         53,837            -        357,155

     CH2M HILL derived approximately 15% in 1997, 16% in 1998 and 17% in 1999, of its total revenues from contracts with federal government agencies.

     Revenues are attributed to the country in which the services are performed. Although CH2M HILL provides services in numerous countries, no single country outside of the United States accounted for a significant portion of the total consolidated revenues.

                           1997               1998                1999
                      --------------     --------------     ----------------
United States            $803,844           $877,794           $1,072,015
International             113,734             57,236              112,513
                      --------------     --------------     ----------------
   Total                 $917,578           $935,030           $1,184,528
                      ==============     ==============     ================

(3)  Lines of credit

     CH2M HILL has an unsecured revolving credit agreement, as amended, with a line-of-credit facility with a maximum borrowing capacity of $100,000, and a $25,000 commercial paper facility. The line-of-credit facility expires on June 18, 2002. The commercial paper facility has a term of one year and may be renewed annually. Interest accrues on outstanding borrowings at variable rates, which as of December 31, 1999, ranged from 7.1 % to 7.7 %, based on maturity and a liabilities to earnings ratio. Additionally, a commitment fee is payable based on the liabilities to earnings ratio. At December 31, 1998 and 1999, no amounts were outstanding under this line.

     The agreement requires CH2M HILL to maintain, among other restrictions, prescribed liabilities to earnings, tangible net worth, working capital, and fixed cost coverage ratios.

     The agreement allows CH2M HILL to issue letters of credit to back various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. As of December 31, 1998 and 1999, there were $5,125 and $5,735 issued and outstanding letters of credit, respectively.

(4)  Notes payable to former shareholders

     CH2M HILL issues interest-bearing notes to former shareholders for the purchase price of stock redeemed by CH2M HILL. The total amount outstanding for notes payable to former shareholders at December 31, 1998 and 1999 was $20,590 and $18,762, respectively. The interest on the notes is adjusted annually (on the anniversary dates of the notes) to 3/4 of the U.S. Federal Reserve Discount Rate on the first business day of each calendar year. At January 1, 1999 the interest rate on the notes was 3.4%. The notes are unsecured, and payable in varying annual installments through 2009.

     Future minimum principal payments on notes payable to former shareholders are as follows:

          Year Ending
------------------------------
              2000                 $ 4,154
              2001                   3,832
              2002                   3,379
              2003                   2,328
              2004                   1,799
          Thereafter                 3,270
                               -------------
                                   $18,762
                               =============

(5)  Long-term debt

         Long-term debt consisted of the following at December 31:

                                                         1998         1999
                                                   ------------   ----------
Note payable to bank, 7.1%, payable in quarterly
  installments through 2000                              $6,000       $2,000
Other notes payable, various rates between 7.1% and
  7.8%,  payable through 2001                               798          534
                                                   ------------   ----------
     Total long-term debt                                 6,798        2,534
Less:  current portion of long-term debt                  4,512        2,221
                                                   ------------   ----------
                                                         $2,286       $  313
                                                   ============   ==========

     Future minimum principal payments on long-term debt are as follows:

                 Year Ending
---------------------------------------------
                    2000                               $2,221
                    2001                                  313
                                                 ------------
                                                       $2,534
                                                 ============

(6)  Operating lease obligations

     CH2M HILL has entered into certain noncancelable leases, which are being accounted for as operating leases. At December 31, 1999, future minimum operating lease payments are as follows:

                    Year Ending
----------------------------------------------------
                       2000                                   $ 36,813
                       2001                                     30,648
                       2002                                     24,420
                       2003                                     17,397
                       2004                                     14,335
                     Thereafter                                 37,707
                                                        --------------
                                                              $161,320
                                                        ==============

     Total lease and rental expense charged to operations was $40,561, $41,475 and $43,028 during 1997, 1998 and 1999, respectively.

     Certain of CH2M HILL's operating leases contain provisions for a specific rent-free period. In accordance with generally accepted accounting principles, CH2M HILL accrues rental expense during the rent-free period based on total expected rent payments to be made over the life of the related lease. The excess of expense over actual cash payments to date is shown in the accompanying balance sheets in other long-term liabilities. The cash payments expected to exceed rental expense in the next year are included in other accrued liabilities.

(7)  Shareholders' equity

     As discussed in Note 1, CH2M HILL and the shareholders have approved changes to the features of its stock that took effect on January 1, 2000. Prior to January 1, 2000, the bylaws and key employee agreements of CH2M HILL restricted ownership of CH2M HILL's Class A preferred and CH2M HILL common stock to active employees and provided the following:

 . Upon death, withdrawal, legal incapacity, retirement or discharge, a shareholder's shares must be sold back to CH2M HILL.

 . Upon death, legal incapacity or retirement, the purchase price was determined by a formula calculated as of December 31 of each year, based on the net book value of CH2M HILL and a multiple of the average of the past five years' earnings.

 . The purchase price of stock from employees withdrawing to compete or who were discharged is the greater of the net book value of the shares or the price of the shares at acquisition by the employee.

 . The purchase price of stock returned to CH2M HILL became interest-bearing debt to be paid over a ten-year period. Subject to Board of Directors approval, the payout period could have been shortened upon occurrence of certain criteria.

(8)  Income taxes

     CH2M HILL accounts for income taxes in accordance with SFAS No. 109,
"Accounting for Income Taxes."   SFAS No. 109 uses an asset and liability
approach that requires the recognition of deferred tax assets and liabilities for the expected future tax effects of events that have been recognized in the financial statements or tax returns. In estimating future tax consequences, CH2M HILL generally considers all expected future events other than enactment of changes in the tax laws or rates.

     Income (loss) from continuing operations before income taxes includes the following:

                                           1997            1998            1999
                                      ------------    ------------    ------------
U.S. income                                $13,703         $14,461         $27,538
Foreign loss                                (1,692)            (78)           (768)
                                      ------------    ------------    ------------
Net income before taxes                    $12,011         $14,383         $26,770
                                      ============    ============    ============

     The provision for income taxes for the years ended December 31 is comprised of the following:

                                            1997            1998           1999
                                      -------------    ------------   ------------
Current income tax expense:
Federal                                     $ 9,343          $4,195        $ 6,969
Foreign                                       1,224           1,458          2,994
State & local                                 2,012             903          1,548
                                      -------------    ------------   ------------
Total current taxes                          12,579           6,556         11,511
Deferred income tax benefit                  (5,284)          2,015          1,633
                                      -------------    ------------   ------------
Total tax expense                           $ 7,295          $8,571        $13,144
                                      =============    ============   ============

     The reconciliation of income tax computed at the U.S. federal statutory tax rate to CH2M HILL's effective income tax rate for the years ended December 31 were as follows:

                                           1997            1998            1999
                                      ------------    ------------    ------------
Pretax income                              $12,011         $14,383         $26,770
Federal statutory rate                          35%             35%             35%
                                      ------------    ------------    ------------
Expected tax expense                         4,204           5,034           9,370
Reconciling items:
State income taxes                           1,358             610           1,055
Disallowance of meals and
  entertainment expenses                     1,589           1,665           1,384
Foreign operating losses                       630             991             668


Other                                         (486)            271             667
                                      ------------    ------------    ------------
Provision for income taxes                 $ 7,295         $ 8,571         $13,144
                                      ============    ============    ============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 were as follows:

                                       1998            1999
                                  ------------    ------------
Deferred tax assets:
Foreign net operating losses           $ 2,800         $ 3,100
Depreciation and amortization            1,133               -
Investments in affiliates                4,413           2,447
                                  ------------    ------------
Total deferred tax assets                8,346           5,547
Valuation allowance                     (2,800)         (3,100)
Net deferred tax assets                  5,546           2,447
                                  ------------    ------------

Deferred tax liabilities:
Deferred recognition of net             28,860          26,955
  income until collection of
  payment occurs
Depreciation and amortization                -             439
                                  ------------    ------------
  Total deferred tax liabilities        28,860          27,394
                                  ------------    ------------
  Net deferred tax liability           $23,314         $24,947
                                  ============    ============

     A valuation allowance is required to be established for those deferred tax assets that it is more likely than not that they will not be realized based upon certain estimated circumstances. The above valuation allowances relate to foreign net operating losses of $9,000 and $9,500 for the years ended December 31, 1998 and 1999, respectively, which will require taxable income within the applicable foreign subsidiary in order for the deferred tax asset to be realized. The foreign net operating losses generally may be carried forward indefinitely.

     At December 31, 1999, CH2M HILL has no material tax carryforwards.

     Undistributed earnings of CH2M HILL's foreign subsidiaries amounted to approximately $9,215 at December 31, 1999. Those earnings are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, CH2M HILL would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers would be available to reduce some portion of the U.S. tax liabilities.

(9)  Earnings per share

     The computation of basic earnings per share is based on the weighted average number of common and preferred shares outstanding during the year. The outstanding preferred shares are included in the basic earnings per share calculation since the preferred shares do not have any preferences over common shares, other than in liquidation, and CH2M HILL converted all preferred stock to common shares on a one-for-one basis on January 1, 2000. Diluted income per share is based on the weighted average number of common and preferred shares outstanding during the year and, to the extent dilutive, common stock equivalents consisting of stock options, stock awards subject to restrictions and stock appreciation rights. The difference between the basic and diluted
shares relates to the issuance of 2,740,215 stock options during 1999.   At
December 31, 1997 and 1998, CH2M HILL did not have dilutive securities outstanding.

(10) Employee incentive and benefit plans

Incentive Plan

     CH2M HILL, at the discretion of the Board of Directors, provides stock bonuses to employees of CH2M HILL through short-term and long-term incentive plans. Expenses under these programs amounted to $4,784, $5,550 and $9,621 in 1997, 1998 and 1999, respectively.


Employee Stock Plan

     CH2M HILL has a profit sharing plan ("ESP") for all eligible employees and has established an Employee Stock Plan and Trust to administer the ESP. Contributions to the ESP are made to the Trust as determined by the Board of Directors. Contributions to the ESP were $2,804, $3,513, and $3,436 in 1997, 1998 and 1999, respectively. The contributions are to be made primarily through the issuance of common stock.

Retirement and Tax-Deferred Savings Plan (the "401(k) Plan")

     CH2M HILL has a 40l(k) Plan that provides for company matching contributions, which range from 0.5% to 2.0% of eligible employees' base pay. Contributions for 1997, 1998 and 1999 were $1,589, $1,996 and $1,107, respectively, and vest equally over a five-year period, beginning with the employees' second year of service. The contributions were made primarily through the issuance of common stock.

Defined Contribution Savings Plan

     CH2M HILL has a defined contribution plan that provides for contributions generally equal to 1.5% of eligible employees' base pay. These contributions vest equally over a five-year period, beginning with the employees' second year of service. For the years ended December 31, 1997, 1998 and 1999, CH2M HILL recorded $6,045, $5,084 and $5,418 in expense, respectively. Contributions are generally made in cash.

(11)  Stock option plan

     CH2M HILL's 1999 Stock Option Plan was approved by the Board of Directors on November 6, 1998 to reserve 8,000,000 shares of CH2M HILL common stock for issuance upon exercise of options granted under this plan.

     Options have been granted at an exercise price equal to the fair market value of CH2M HILL's common stock at the date of the grant and vest over 36 months. Options generally have a term of five years from date of grant.

     The following table summarizes the activity relating to options:

                                                     Year Ended
                                                    December 31,
                                    ------------------------------------------
                                          Shares           Weighted Average
                                                            Exercise Price
                                    ---------------    -----------------------
Stock Options:
   Options outstanding,                           -                  $       -
    beginning of year
   Granted                                2,740,215                       4.31
   Exercised                                      -                          -
   Terminated                              (171,107)                      4.31
                                    ---------------    -----------------------

Options outstanding, end of year          2,569,108                       4.31
                                    ---------------    -----------------------

Options exercisable, end of year                  -                      $  -
                                    ===============    =======================

Weighted average fair value of
 options granted during the year                                         $0.74
                                                       =======================

     The total fair value of options granted was computed to be approximately $2,165 for the year ending December 31, 1999. For purposes of the fair value proforma disclosures, this amount will be amortized over the vesting period of the options. Cumulative compensation cost recognized in pro forma net income with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Pro forma stock-based compensation, net of the effect of forfeitures and tax, was approximately $285 for the year ended December 31, 1999.

     If the fair value method were used to account for employee stock option grants, CH2M HILL's net income and earnings per share for the year ended December 31, 1999 would have decreased by the following pro forma amounts:

                               Year Ended
                            December 31, 1999
                            -----------------
     Net income:
       As reported                $13,626
       Pro forma                  $13,341

     Earnings per share:
       As reported                $  0.46
       Pro forma                  $  0.45

     There was no compensation expense related to SFAS No. 123 as of December 31, 1997 and 1998.

     The fair value of each option grant was determined using the minimum value method. The assumptions used to determine the fair market value of each option grant are as follows:

                                     Year Ended
                                 December 31, 1999
                                 ------------------
     Risk-free interest rates           6.47%
     Expected dividend yield rates      0.00%
     Expected lives                    3 years
     Expected volatility                .001%

     The following table summarizes information about the stock options outstanding at December 31, 1999:

                                                        Options Outstanding                         Options Exercisable
                                         ------------------------------------------------      ----------------------------

                                            Weighted Average                                                    Weighted
                                                Remaining                  Weighted                             Average
 Exercise                Number                Contractual                   Average             Number         Exercise
  Price                Outstanding                Life                   Exercise Price        Exercisable        Price
----------           -------------       ---------------------       --------------------      -----------    -------------
  $4.31                 2,569,108               4.17 years                   $4.31                   -             $4.31

(12)  Other employee benefits

Pension and Other Postretirement Benefits

     CH2M HILL has several noncontributory defined benefit pension plans, of which one remains active. Benefits are based on years of service and compensation during the span of employment. Funding for these plans is provided through contributions based on recommendations from the plans' independent actuary. Plan assets consist primarily of CH2M HILL common stock, corporate debt instruments and U.S. government securities.

     CH2M HILL sponsors a medical benefit plan for retired employees of three subsidiaries. The plan is contributory, with retiree premiums based on service at retirement. The benefits contain limitations and a cap on future cost increases. CH2M HILL continues to fund postretirement medical benefits on a pay-as-you-go basis.

                                                   1998                1999                1998               1999
                                               -------------       -------------       -------------       -------------

Plan Assets in Excess of Benefit Obligations:
    Benefit obligation at December 31            $  (59,054)         $   (56,983)
    Fair value of plan assets at December 31         59,808               62,053
                                               -------------       -------------
    Funded status                                $      754          $     5,070
                                               =============       =============

 Benefit Obligations in Excess of Plan Assets:
    Benefit obligation at December 31            $  (14,759)         $   (15,584)        $(11,680)           $(12,004)
    Fair value of plan assets at December 31         10,566               12,638                -                   -
                                               -------------       -------------       -------------       -------------
    Unfunded status                              $   (4,193)          $   (2,946)        $(11,680)           $(12,004)
                                               =============       =============       =============       =============

 Prepaid (accrued) benefit cost
    recognized in the balance sheet              $    8,155           $    9,959         $ (6,104)           $ (7,612)

Weighted-average assumptions at
  December 31:
      Discount rate                               6.75-7.20%                7.75%            7.20%               7.75%
      Expected return on plan assets              8.00-9.00%           8.00-9.00%               -                   -


     For measurement purposes, 10.73% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 6.00% for 2010 and remain at that level thereafter.



                                        Pension Benefits              Other Benefits
                                    ------------------------     ------------------------
                                       1998           1999         1998          1999
                                    ---------     ----------     ----------     ---------

        Net periodic benefit cost    $ 2,396       $ 2,378         $ 1,633       $ 1,766
        Employer contributions         8,593         4,182               -             -
        Participant contributions          -             -             257           241
        Benefit payments              (1,996)       (2,780)           (514)         (499)

(13) Investments in unconsolidated affiliates

     CH2M HILL has the following investments in affiliated companies that are 50% or less owned, which are accounted for under the equity method:

                                                            % of Ownership
Domestic:
   Kaiser-Hill Company, LLC ("Kaiser-Hill")                      50%
   MK/IDC (PSI)                                                  50%
Foreign:
   CH2M Gore and Storrie Limited                                 49%
   CH2M HILL/CSA                                                 50%
   Sembawang-IDC                                                 25%
   CH2M HILL BECA, Ltd.                                          50%
   TDC International of Israel                                   50%

     As of December 31, 1998 and 1999, the total investments in these material unconsolidated affiliates were approximately $2,629 and $5,763, respectively, and are included in other assets in the accompanying consolidated balance sheets. As of December 31, 1998 and 1999, CH2M HILL received distributions from Kaiser-Hill Company, LLC of $7,750 and $3,300, respectively.

     Kaiser-Hill's revenues are derived from the U.S. Department of Energy's Performance Based Integrating Management Contract for the Rocky Flats Closure Project in Golden, Colorado. Under this contract, performance based incentive fees and cost reduction proposal fees are accrued when management believes the contract performance milestones have been achieved and are therefore earned.

     Summarized financial information for these affiliates is as follows:

                                                   December 31,
                                          -------------------------------
                                               1998            1999
                                          --------------   --------------
FINANCIAL POSITION:
     Current assets                          $148,784         $143,036
     Noncurrent assets                          9,339           11,712
                                          --------------   --------------
                                             $158,123         $154,748
                                          ==============   ==============

     Current liabilities                     $139,561         $131,501
     Noncurrent liabilities                     7,041            2,385
     Shareholders' equity                      11,521           20,862
                                          --------------   --------------
                                             $158,123         $154,748
                                          ==============   ==============

                                           Year Ended December 31,
                              ------------------------------------------------
                                   1997             1998             1999
                              --------------   --------------   --------------
RESULTS OF OPERATIONS:
     Revenues                    $874,534         $873,524         $757,434
     Direct costs                 835,562          836,302          712,746
                              --------------   --------------   --------------
     Gross margin                  38,972           37,222           44,688
     General and administrative
       expenses                    21,860           19,579           22,370
                              --------------   --------------   --------------
     Operating income              17,112           17,643           22,318
     Other income (expense)           483              348             (391)
     Net income                  $ 17,595         $ 17,991         $ 21,927
                              ==============   ==============   ==============
(14) Acquisition

     Effective December 22, 1999, CH2M HILL acquired all of the outstanding common stock of Lockheed Martin Hanford Corporation ("Hanford"), a wholly-owned subsidiary of Lockheed Martin Corporation. Hanford is an environmental management contractor that provides
                                     F-17
tank waste remediation services to the U.S. Department of Energy. The acquisition was accounted for under the purchase method of accounting. Total consideration was for $17.1 million and resulted in $16.9 million in goodwill. The goodwill will be amortized on a straight-line basis over the total estimated life of the contract, including options, of seven years. Contingent consideration is determined based upon the additional contract years awarded under the option period and net fee awarded under those option years. It is not included as part of the initial purchase price as it is not readily determinable.

     The initial purchase price is allocated to the acquired assets and liabilities as follows:

            Initial consideration of cash    $17,145

            Allocated to:
            Other assets                        (364)
            Current working capital             (916)
            Pension liability                    997
                                             -------
            Goodwill                         $16,862
                                             =======


     The following unaudited pro forma financial data represent the acquisition as if it had occurred on January 1, 1998 and 1999, respectively:

                                        December 31,
                            ----------------------------------
                                 1998               1999
                            ---------------    ---------------
                              (Unaudited)        (Unaudited)

Professional fees              $1,215,190         $1,477,589
Net Income                          7,400             15,916
Earnings per share             $     0.26         $     0.54

(15) Contingencies

General

     CH2M HILL is party to various legal actions arising in the normal course of its business, some of which may involve claims for substantial sums. Damages assessed in connection with and the cost of defending any such actions could be substantial. CH2M HILL's management believes that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover CH2M HILL's liabilities, if any, with regard to such claims. Any amounts that are probable of payment by CH2M HILL related to retentions and deductibles are accrued when such amounts are estimable.

Guarantor

     CH2M HILL has guaranteed a $10,000 credit facility between a subsidiary and a joint venture partner. The facility is secured by assets of the joint venture and is used for general project purposes. CH2M HILL has joint and several liabilities with the joint partner for the full amount. At December 31, 1998 and 1999, $2,400 and $7,491 was outstanding on the credit facility which bears interest at varying rates, based upon the chosen LIBOR rate plus 1.25%. The rate at December 31, 1999 was 7.46%.

Performance Bonds

     In the normal course of business, CH2M HILL purchases performance bonds to comply with client mandated contractual obligations. At December 31, 1998 and 1999, the performance bonds purchased were $229,000 and $342,684.

Kaiser-Hill Company, LLC
and Subsidiary

Consolidated Financial Statements
as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 together with Report of Independent Accountants

                       Report of Independent Accountants



To the Members of
Kaiser-Hill Company, LLC:

We have audited the accompanying consolidated balance sheets of Kaiser-Hill Company, LLC (a Colorado limited liability company) (the "Company") and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, members' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the supplementary consolidating information referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary consolidating information based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser-Hill Company, LLC and Subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information contained in Schedules I and II is presented for purposes of additional analysis of the consolidated financial statements, rather than to present the financial position, results of operations and cash flows of the individual companies. This information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Denver, Colorado
January 25, 2000

Kaiser-Hill Company, LLC and Subsidiary
Consolidated Balance Sheets
as of December 31, 1999 and 1998
(amounts in thousands of dollars)
--------------------------------------------------------------------------------

                                                    1999        1998
Assets
Current assets:
  Cash and cash equivalents                     $    5,336  $    3,644
  Contract receivables                             107,267     124,352
  Receivable from Member                                --         396
                                                ----------  ----------
      Total current assets                         112,603     128,392


Deferred financing and organization
 costs, net of accumulated amortization
 of $7 and $2,578, respectively
                                                       518       1,004
                                                ----------  ----------
                                                $  113,121  $  129,396
                                                ==========  ==========

Liabilities and Members' Equity
Current liabilities:
    Accounts payable and payables               $   90,472  $  114,988
     to subcontractors
    Accrued vacation                                 7,947       7,627
    Accrued salaries and employee                    6,770       5,039
     benefits
    Payable to Members                                 732         742
                                                ----------  ----------
      Total current liabilities                    105,921     128,396


Contingencies (Note 6)

Members' equity                                      7,200       1,000
                                                ----------  ----------
                                                $  113,121  $  129,396
                                                ==========  ==========

      The accompanying notes are an integral part of these consolidated financial statements.

Kaiser-Hill Company, LLC and Subsidiary
Consolidated Statements of Income
for the years ended December 31, 1999, 1998 and 1997
(amounts in thousands of dollars)
--------------------------------------------------------------------------------



                                               1999          1998          1997

Gross revenue                             $   646,398   $   636,190   $   584,739

Subcontractor costs and direct material
 costs                                       (456,015)     (464,692)     (421,800)
                                          -----------   -----------   -----------
              Service revenue                 190,383       171,498       162,939

Direct cost of service and overhead          (176,898)     (155,962)     (145,598)
                                          -----------   -----------   -----------
              Operating income                 13,485        15,536        17,341

Other income (expense):
          Interest income                         539           295           661
          Interest expense                       (385)         (331)         (238)
                                          -----------   -----------   -----------
               Net income before
                cumulative effect of
                adoption of a new
                accounting principle           13,639        15,500        17,764

          Cumulative effect of adoption
           of a new accounting
           principle (Note 2)                    (839)           --            --
                                          -----------   -----------   -----------

               Net income                 $    12,800   $    15,500   $    17,764
                                          ===========   ===========   ===========
Pro forma net income amounts assuming
 change in the adoption of a new
 accounting principle is applied
 retroactively (Note 2)                   $    13,639   $    16,177   $    18,281
                                          ===========   ===========   ==========





      The accompanying notes are an integral part of these consolidated financial statements.

Kaiser-Hill Company, LLC and Subsidiary
Consolidated Statements of Members' Equity
for the years ended December 31, 1999, 1998 and 1997
(amounts in thousands of dollars)
--------------------------------------------------------------------------------


                                         Kaiser K-H        CH2M Hill
                                          Holdings,      Constructors,
                                            Inc.            Inc.           Total

Members' equity, December 31, 1996    $       6,153    $       6,153   $       12,306

          Net income                          8,882            8,882           17,764
          Distributions                     (13,950)         (13,950)         (27,900)
                                      -------------    -------------   --------------
Members' equity, December 31, 1997            1,085            1,085            2,170

          Net income                          7,750            7,750           15,500
          Distributions                      (8,335)          (8,335)         (16,670)
                                      -------------    -------------   --------------
Members' equity, December 31, 1998              500              500            1,000

          Net income                          6,400            6,400           12,800
          Distributions                      (3,300)          (3,300)          (6,600)
                                      -------------    -------------   --------------
Members' equity, December 31, 1999    $       3,600    $       3,600   $        7,200
                                      =============    =============   ==============



      The accompanying notes are an integral part of these consolidated financial statements.

Kaiser-Hill Company, LLC and Subsidiary
Consolidated Statements of Cash Flows
for the years ended December 31, 1999, 1998 and 1997
(amounts in thousands of dollars)
--------------------------------------------------------------------------------


                                                         1999         1998         1997
Cash flows from operating activities:
  Net income                                         $   12,800   $   15,500   $   17,764
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Cumulative effect of adoption of a new
   accounting principle                                     839           --           --
  Amortization                                              172          787          627
  Changes in assets and liabilities:
    Decrease (increase) in contract
     receivables                                         17,085      (36,963)     (12,402)
    Decrease (increase) in receivable
     from Member                                            396         (396)          --
    (Decrease) increase in accounts
     payable and payables to subcontractors             (24,741)      36,597       18,987
    Increase (decrease) in other accrued expenses         2,051       (3,479)         627
    Increase (decrease) in payable to Members               (10)      (1,914)         511
                                                     ----------   ----------   ----------
       Net cash provided by operating activities          8,592       10,132       26,114
                                                     ----------   ----------   ----------
Cash flows from financing activities:
  Distributions to Members                               (6,600)     (16,670)     (27,900)
  Payment of financing costs                               (300)          --           --
                                                     ----------   ----------   ----------
       Net cash used in financing activities             (6,900)     (16,670)     (27,900)


Net increase (decrease) in cash and cash equivalents      1,692       (6,538)      (1,786)
Cash and cash equivalents, beginning of year              3,644       10,182       11,968
                                                     ----------   ----------   ----------
Cash and cash equivalents, end of year               $    5,336   $    3,644   $   10,182
                                                     ==========   ==========   ==========
Supplemental cash flow information:
  Cash paid for interest                             $      212   $      221   $      128
                                                     ==========   ==========   ==========
Supplemental noncash financing activity:
  Accrued financing costs                            $      225   $       --   $       --
                                                     ==========   ==========   ==========



      The accompanying notes are an integral part of these consolidated financial statements.

Kaiser-Hill Company, LLC and Subsidiary
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

1. Organization

   Kaiser-Hill Company, LLC (the "Company") was formed on October 24, 1994. The principal business of the Company is to procure, execute, deliver, and perform under a contract with the Department of Energy ("DOE") to manage the programs and operate the DOE facilities at Rocky Flats Environmental Technology Site ("RFETS") in Golden, Colorado. The mission of the RFETS is directed toward cleanup, deactivation, and preparation for decontamination and disposition of these DOE facilities.

   The Company is a limited liability company owned equally by Kaiser K-H Holdings, Inc. (formerly known as ICF Kaiser Government Programs, Inc.), a wholly owned subsidiary of Kaiser Group International, Inc. (formerly known as ICF Kaiser International, Inc.) ("Kaiser"), and CH2M Hill Constructors, Inc., an indirect wholly owned subsidiary of CH2M Hill Companies, Ltd. ("CH2M Hill") (collectively, the "Members"). Net profits and/or losses and distributions thereof are allocated equally to the Members.

   At December 31, 1999, the Company employed 1,733 hourly workers and 315 salaried workers. Approximately 84% of the hourly employees are represented by United Steel Workers of America (the "Union") under a collective bargaining agreement which expires on October 3, 2001.

   The Company maintains its cash accounts primarily with banks located in Colorado, New York and Washington D.C. Cash balances are insured by the FDIC up to $100,000 per bank and cash equivalents are not insured by the FDIC. As of December 31, 1999, the majority of the cash balance was made up of cash equivalents.

   On January 24, 2000, the Company and the DOE entered into a new contract effective February 1, 2000. The new contract is in effect until the physical completion of the Rocky Flats Closure Project including closure, disposal of nuclear material, demolition of facilities, environmental remediation, waste disposal, infrastructure and general site operations. Under the new contract, the Company has the opportunity to earn incentive fee if the total costs incurred are below the contract target cost or the completion of the site closure is before March 31, 2007. In addition, the Company can lose incentive fees if the costs exceed an amount equal to $200 million above the contract target cost or the site closure is after March 31, 2007. The maximum and minimum incentive fee available to be earned by the Company through the date of closure is $460 million and $130 million, respectively.

2. Significant Accounting Policies

   Principles of Consolidation

   The consolidated financial statements include the Company and its wholly owned subsidiary Kaiser-Hill Funding Company, LLC. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

   Revenue Recognition

   Revenue is recognized using the percentage of completion method whereby revenue is accrued in an amount equal to cost plus management's best estimate of base fee, performance based incentive fees and cost reduction proposal fees to be received.

   Statements of Cash Flows

   For purposes of the statements of cash flows, the Company considers cash in checking and short-term investments with original maturities of three months or less to be cash and cash equivalents.

   New Accounting Policy

   Effective January 1, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities, which states that costs of start-up activities, including organizational costs, be expensed when incurred. Upon adoption, the Company recorded a cumulative effect of a change in accounting principle of $839,000 in the accompanying consolidated statements of income. Assuming SOP 98-5 was not adopted in 1999, amortization on start-up activities would have been approximately $609,000 and the remaining

Kaiser-Hill Company, LLC and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   $203,000 would have been expensed in 2000. The pro forma amounts shown on the income statement have been adjusted for the effect of retroactive application had SOP 98-5 been in effect during the years presented.

   Income Taxes

   The financial statements do not include a provision for income taxes because the Company is treated as a partnership for income tax purposes and does not incur federal or state income taxes. Instead, its earnings and losses are included in the Members' separate income tax returns.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Related Party Transactions

   In 1999 and 1998, the Members were subcontracted by the Company to perform certain tasks under the DOE contract. The "Payable to Members" in the accompanying balance sheets as of December 31, 1999 and 1998 consists of $297,000 and $742,000, respectively, to Kaiser and $435,000 and $0, respectively, to CH2M Hill for these subcontracted tasks. These payables are non-interest bearing. The "Receivable from Member" in the accompanying consolidated balance sheet as of December 31, 1998 consists of $396,000 due from CH2M Hill relating to advance payment of general and administrative expenses, less operating payables.

   In addition, costs incurred related to work performed by Kaiser and CH2M Hill, the majority of which are reimbursable and billed under the DOE contract, were approximately $609,000 and $938,000 in 1999, respectively, $3,600,000 and $960,000 in 1998, respectively, and $2,600,000 and $1,100,000 in 1997, respectively.

4. Contract Receivables

   Contract receivables as of December 31, 1999 and 1998 represent unbilled receivables due under the DOE contract. Unbilled receivables result from revenue that has been earned by the Company but not billed to the DOE as of the end of the period. The unbilled receivables can be invoiced at contractually defined intervals and milestones. Management anticipates that the unbilled receivables will be billed and collected in less than one year.

   The Company's contract receivables result primarily from its long-term contract with the DOE. As a consequence, management believes that credit risk is minimal.

5. Business Loan and Security Agreement

   Effective November 2, 1999, the Company, including its wholly owned subsidiary Kaiser-Hill Funding Company, LLC, entered into a Business Loan and Security Agreement (the "Agreement") with Bank of America, N.A. ("BOA") replacing its previous agreement with NationsBank, N.A. The Company, Kaiser and CH2M Hill granted a first lien security interest to BOA in all of the ownership and equity interest of the Company.

   Under the agreement, the Company has financing available which provides temporary financing for the payment of the Company's costs incurred under the DOE contract. This financing is utilized throughout the year for periods of less than one month as, under the terms of the DOE contract, the DOE must pay the Company's invoices within three business days of receipt. The funding level under the agreement can not exceed a Maximum Borrowing Base calculated on the lesser of eligible billed and unbilled government accounts receivable, as defined, or $35,000,000. Under the terms of the agreement, interest on the advances is calculated either under a rate based upon LIBOR or a rate based upon the higher of the Federal Funds Rate or the Prime Rate.

Kaiser-Hill Company, LLC and Subsidiary
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

   The agreement also contains various covenants, including tangible net worth, fixed charge ratio and minimum cash balances requirements, among other restrictions. Management believes the Company was in compliance with all restrictive covenants.

6. Contingencies

   The Company's reimbursable costs are subject to audit in the ordinary course of business by various U.S. Government agencies. Management is not presently aware of any significant costs, which have been, or may be, disallowed by any of these agencies.

7. Employee Benefit Plans

   In accordance with the DOE contract, the Company sponsors several benefit plans covering substantially all employees who meet length of service requirements. These plans include the following defined benefit pension plans: The Rocky Flats Multiple Employer Salaried Retirement Plan and the Kaiser-Hill Retirement Plan for Hourly Production and Maintenance Employees. The Company also sponsors the following defined contribution plans: Kaiser-Hill Company, LLC Savings Plan for Hourly Employees, which includes no Company matching; and Rocky Flats Multiple Employer Salaried Thrift Plan, which includes Company matching. The Company contribution amounts for the Savings Plan/Thrift Plan were approximately $454,000, $413,000 and $482,000 for 1999, 1998 and 1997, respectively. No amounts were contributed to the Retirement Plans during 1999, 1998 and 1997 because the Plans were overfunded.

   The Company administers these benefit plans with benefits equivalent to the RFETS contractor benefit plans maintained by the contractor that preceded the Company at RFETS. Under the DOE contract, the Company recognizes the cost of benefit plans when paid, and such costs are reimbursed by the DOE. Any excess pension plan assets or unfunded pension plan liability which may currently exist or is remaining at the end of the DOE contract is the responsibility of the DOE.

                                                                      SCHEDULE I
Kaiser-Hill Company, LLC and Subsidiary
Supplementary Consolidating Information to
Consolidated Financial Statements

Balance Sheet
as of December 31, 1999
(amounts in thousands of dollars)
-------------------------------------------------------------------------------

                                                           Kaiser-Hill
                                        Kaiser-Hill          Funding
                                          Company            Company
                                            LLC                LLC          Eliminations      Consolidated

Assets:
Current assets:
   Cash and cash equivalents             $  5,287           $     49         $      --         $   5,336
   Contract receivables                   107,272                 84               (89)          107,267
                                        ---------           ---------        ---------         ---------
              Total current assets        112,559                133               (89)          112,603

Investment in Kaiser-Hill Funding
   Company, LLC                               106                 --              (106)               --
Financing costs, net of accumulated
   amortization of $7                         518                 --                --               518
                                        ---------           ---------        ---------         ---------
                                         $113,183           $    133         $    (195)        $ 113,121
                                        =========           =========        =========         =========
Liabilities and Members' Equity:
Current liabilities:
   Accounts payable and payable
   to subcontractors                     $ 90,451           $     21         $      --         $  90,472
   Accrued vacation                         7,947                 --                --             7,947
   Accrued salaries and
      employee benefits                     6,770                 --                --             6,770
   Intercompany amounts                        83                  6               (89)               --
   Payable to Members                         732                 --                --               732
                                        ---------           ---------        ---------         ---------
      Total current liabilities           105,983                 27               (89)          105,921

Members' equity                             7,200                106              (106)            7,200
                                        ---------           ---------        ---------         ---------
                                         $113,183           $    133        $     (195)        $ 113,121
                                        =========           =========        =========         =========

                                                                     SCHEDULE II

Kaiser-Hill Company, LLC and Subsidiary
Supplementary Consolidating Information to
Consolidated Financial Statements

Statement of Income
for the year ended December 31, 1999
(amounts in thousands of dollars)
--------------------------------------------------------------------------------


                                               Kaiser-Hill
                                  Kaiser-Hill   Funding
                                   Company      Company
                                     LLC         LLC          Eliminations   Consolidated
Gross revenue                   $   646,398    $        --    $         --   $    646,398
Intercompany revenue                     --            360            (360)            --
Intercompany expense                   (360)            --             360             --
Subcontractor costs and
 direct material costs             (456,017)             2              --       (456,015)
                                -----------    -----------    ------------   ------------
      Service revenue               190,021            362              --        190,383


Direct cost of service and
 overhead                          (176,757)          (141)             --       (176,898)
                                -----------    -----------    ------------   ------------
      Operating income               13,264            221              --         13,485


Other income (expense):
  Interest income                       539             --              --            539
  Interest expense                     (173)          (212)             --           (385)
                                -----------    -----------    ------------   ------------
Net income before                                                       --
 cumulative effect of
 adoption of a new accounting
 principle                           13,630              9              --          13,639

Cumulative effect on                                                    --
 adoption of a new accounting
 principle (Note 2)                    (839)            --              --           (839)
                                -----------    -----------    ------------   ------------
Net income                      $    12,791    $         9    $         --   $     12,800
                                ===========    ===========    ============   ============


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CH2M HILL Companies, Ltd.

     By:  /s/ Ralph R. Peterson                         Date: March 27, 2000
        -------------------------------------
                Ralph R. Peterson
         President and Chief Executive Officer


       Signature                      Title                        Date
------------------------  -----------------------------       --------------
/s/ Ralph R. Peterson
------------------------  President and Chief                 March 27, 2000
   Ralph R. Peterson        Executive Officer (Principal
                            Executive Officer)

/s/ Philip G. Hall
------------------------  Chairman of the Board of            March 27, 2000
     Philip G. Hall         Directors and Senior Vice
                            President

/s/ Samuel H. Iapalucci
------------------------  Chief Financial Officer             March 27, 2000
  Samuel H. Iapalucci       (Principal Financial and
                            Principal Accounting
                            Officer)

/s/ Joseph A. Ahearn
------------------------  Director                             March 27, 2000
   Joseph A. Ahearn

/s/ Kenneth F. Durant
------------------------  Director                             March 27, 2000
   Kenneth F. Durant

/s/ Donald S. Evans
-----------------------   Director                             March 27, 2000
   Donald S. Evans

/s/ James J. Ferris
-----------------------   Director                             March 27, 2000
   James J. Ferris

/s/ Jerry D. Geist
-----------------------   Director                             March 27, 2000
   Jerry D. Geist

/s/ Michael D. Kennedy
-----------------------   Director                             March 27, 2000
  Michael D. Kennedy

/s/ Susan D. King
-----------------------   Director                             March 27, 2000
     Susan D. King

/s/ Michael Y. Marcussen
-----------------------   Director                             March 27, 2000
 Michael Y. Marcussen

/s/ Jewel T. Sideman
-----------------------   Director                             March 27, 2000
   Jewel T. Sideman

/s/ Barry L. Williams
-----------------------   Director                             March 27, 2000
  Barry L. Williams

                                 EXHIBIT INDEX

     Exhibit
     Number    Description
     ------    -----------
      2.1      Stock Purchase Agreement, dated as of November 29, 1999, by and between CH2M Hill Companies, Ltd. and Lockheed Martin Corporation
               [certain portions of the Stock Purchase Agreement have been omitted pursuant to a request for condifidential treatment filed seperately with the Securities and Exchange Commission] filed as
               Exhibit 2.1 on Form 8-K, on January 5, 2000 (File No. 000-27261)

     *3.1      Restated Articles of Incorporation of CH2M HILL Companies, Ltd.

     *3.2      Restated Bylaws of CH2M HILL Companies, Ltd.

    *10.1 CH2M HILL Retirement and Tax-Deferred Savings Plan, as amended and restated effective January 1, 2000

    *10.2 CH2M HILL Employee Stock Plan, as amended and restated effective January 1, 2000

    *10.3 CH2M HILL Companies, Ltd. 1999 Stock Option Plan, as amended and restated on November 12, 1999

    *10.4      CH2M HILL Companies, Ltd. Payroll Deduction Stock Purchase Plan

    *10.5      CH2M HILL Companies, Ltd. Pre-Tax Deferred Compensation Plan

     10.6 Trust Under CH2M HILL Companies, Ltd. Pre-Tax Deferred Compensation Plan, filed as Exhibit 10.6 to Registration Statement on Form S-1 on March 15, 1999 (File No. 333-74427)

    *10.7      CH2M HILL Companies, Ltd. After-Tax Deferred Compensation Plan

     10.8 Trust Under CH2M HILL Companies, Ltd. After-Tax Deferred Compensation Plan, filed as Exhibit 10.8 to Registration Statement on Form S-1 on March 15, 1999 (File No. 333-74427)

     10.9      Contract with Buck Investment Services, Inc., filed as Exhibit
               10.9 to Registration Statement on Form S-1, Amendment No. 1, on May 14, 1999 (File No. 333-74427)

     10.10 Contract (#DE-AC3495RF00825) between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated as of April 4, 1995, along with Modifications 1 to 81 to Contract #DE-AC3495RF00825 (Modifications 41, 72 and 78 not received), incorporated by reference from ICF Kaiser International Inc.'s (i) Form 10-K for the fiscal year ended February 28, 1995 filed on March 29, 1996 (File No. 1-12248);
               (ii) Registration Statement on Form S-1 filed on November 27, 1996 (File No. 333-16937); (iii) Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1998 (File No. 1-12248).

   *10.11 Contract between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated January 24, 2000

    10.12 $100,000,000 Senior Unsecured Revolving Credit Agreement dated as of June 18, 1999, Wells Fargo Bank, National Association, as Agent, filed as Exhibit 10.11 to Registration Statement on Form S-1, Amendment No. 2, on July 8, 1999 (File No. 333-74427)

   *10.13 Deferred Compensation Retirement Program Arrangement effective December 1, 1995

   *10.14 Executive Deferred Compensation Program Arrangement effective January 1, 1997

   *21     Subsidiaries of CH2M HILL Companies, Ltd.

   *27     Financial Data Schedule

    99.1 Internal Market Rules, filed as Exhibit 99 to Registration Statement on Form S-1 on March 15, 1999 (File No. 333-74427)

   *99.2   Opinion of KPMG LLP

    __________

    *   Filed herewith

(b) Reports on Form 8-K:

    None.