Form 10-Q
period 2000-03-31
CH2M HILL COMPANIES LTD
filed 2000-05-12
CIK 777491

==========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                          -----------------------
                                 Form 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes X  No ___


As of March 31, 2000, the registrant had 29,535,430 shares of common stock, $.01 par value per share, issued and outstanding.

                          CH2M HILL COMPANIES, LTD.

                              March 31, 2000

                             TABLE OF CONTENTS

Part I.     Financial Information                                   Page

Item 1.     Consolidated Condensed Financial Statements:
            Balance Sheets as of December 31, 1999 and
             March 31, 2000.......................................   2
            Statements of Income for the Three-Month Period Ended
             March 31, 1999 and 2000..............................   3
            Statements of Cash Flows for the Three-Month Period
             Ended March 31, 1999 and 2000........................   4
            Notes to Consolidated Condensed Financial Statements..   5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................   8

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk..........................................  12

Part II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K......................  13

                           CH2M HILL COMPANIES, LTD.
                     Consolidated Condensed Balance Sheets
                           (Dollars in thousands)

                                         December 31,        March 31,
                                              1999             2000
                                         ------------        ----------
                           ASSETS                           (Unaudited)
CURRENT ASSETS:
    Cash & cash equivalents            $    12,557        $    17,936
    Receivables, net -
      Client accounts                      164,914            164,644
      Unbilled revenue                      96,610             97,019
      Other                                  4,930              8,180
    Prepaid expenses & other                 7,912              7,431
                                         ------------        ----------
         Total current assets              286,923            295,210
PROPERTY, PLANT & EQUIPMENT, net            14,274             15,884
OTHER ASSETS, net                           55,958             54,483
                                         ------------        ----------
TOTAL ASSETS                           $   357,155        $   365,577
                                         ============        ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt
     & notes payable to former
     shareholders                      $     6,375        $     5,375
    Accounts payable                        60,107             49,914
    Billings in excess of revenues          49,143             54,301
    Accrued incentive compensation          13,330              9,024
    Employee related liabilities            43,100             52,284
    Other accrued liabilities               13,278             17,015
    Current deferred income taxes           26,907             30,914
                                         ------------        ----------
         Total current liabilities         212,240            218,827
OTHER LONG-TERM LIABILITIES                 32,902             34,413
LONG-TERM DEBT                                 313                384
NOTES PAYABLE TO FORMER SHAREHOLDERS        14,608             13,720
                                         ------------        ----------
         Total liabilities                 260,063            267,344
                                         ------------        ----------

COMMITMENTS AND CONTINGENCIES (See Notes)
TEMPORARY SHAREHOLDERS' EQUITY
    Preferred stock, Class A $.02
     par value, 50,000,000 shares
     authorized; 12,095,220 issued and
     outstanding at December 31, 1999;
     redeemable for $52,130 at December
     31, 1999                                  242               -
    Common stock, $.01 par value,
     100,000,000 shares authorized;
     17,234,170 issued and outstanding
     at December 31, 1999; redeemable for
     $74,279 at December 31, 1999              172               -
    Additional paid-in capital              29,234               -
    Retained earnings                       69,774               -
    Accumulated other comprehensive loss    (2,330)              -

                                         ------------        ----------
         Total temporary shareholders'
          equity                            97,092               -
                                         ------------        ----------
PERMANENT SHAREHOLDERS' EQUITY
    Common stock,  $.01 par value,
     100,000,000 shares authorized;
     29,535,430 issued and outstanding
     at March 31, 2000                        -                   295
    Additional paid-in capital                -                26,535
    Retained earnings                         -                74,392
    Accumulated other comprehensive loss      -                (2,989)
                                         ------------        ----------
         Total permanent shareholders'
          equity                              -                98,233
                                         ------------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                $   357,155        $   365,577
                                         ============        ==========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                          CH2M HILL COMPANIES, LTD.
                 Consolidated Condensed Statements of Income
                   (Dollars in thousands except per share)

                              Three-Month Period     Three-Month Period
                             Ended March 31, 1999    Ended March 31, 2000
                             ---------------------   --------------------
                                  (unaudited)            (unaudited)
Gross revenue                  $    273,436            $   366,515
Equity in earnings of joint
 ventures and affiliated
 companies                              740                  5,706
                             ---------------------   --------------------
  Total revenues                    274,176                372,221

Operating expenses:
  Direct cost of services and
   overhead                        (198,611)              (279,227)
  General and administrative        (71,636)               (83,450)
                            ----------------------   --------------------
Operating income                      3,929                  9,544

Other income (expense):
  Interest income                       224                  1,044
  Interest expense                     (476)                  (217)
                             ---------------------   --------------------
Income before provision
 for income taxes                     3,677                 10,371
  Provision for income taxes         (1,798)                (5,186)
                             ---------------------   --------------------
Net income                     $      1,879            $     5,185
                             =====================   ====================

Net income per common share:
        Basic                  $       0.07            $      0.18
        Diluted                $       0.07            $      0.17

Weighted average number of
 common shares:
        Basic                    28,340,840             29,604,280
        Diluted                  28,340,840             30,200,172



     The accompanying notes are an integral part of these consolidated condensed financial statements.

                          CH2M HILL COMPANIES, LTD.
                 Consolidated Condensed Statements of Cash Flows
                          (Dollars in thousands)

                             Three-Month Period       Three-Month Period
                             Ended March 31, 1999    Ended March 31, 2000
                             --------------------    --------------------
                                 (unaudited)              (unaudited)
NET CASH  (USED IN) PROVIDED
 BY OPERATING ACTIVITIES       $    (17,656)           $    18,688

CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Proceeds from the sale of
    assets                              332                   -
   Capital expenditures              (1,341)                (2,151)
                             --------------------    --------------------
        Net cash used in
         investing activities        (1,009)                (2,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing on long-term debt           32                   -
   Net increase in short-term
    borrowing on line of credit       9,300                   -
   Principal payments on notes
    payable to former shareholders     (337)                  (888)
   Principal payments on long-term
    debt                             (1,005)                  (929)
   Purchases and retirements of
    stock                               (25)                (9,545)
                             --------------------    --------------------
        Net cash provided by (used in)
         financing activities         7,965                (11,362)

CASH EFFECT OF CUMULATIVE
 TRANSLATION ADJUSTMENT                 159                    204
                             --------------------    --------------------
(DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS               (10,541)                 5,379
CASH AND CASH EQUIVALENTS,
 beginning of period                 16,595                 12,557
                             --------------------    --------------------
CASH AND CASH EQUIVALENTS,
 end of period                 $      6,054            $    17,936
                             ====================    ====================


    The accompanying notes are an integral part of these consolidated condensed financial statements.

                            CH2M HILL COMPANIES, LTD.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                            (Dollars in thousands)

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

In the opinion of CH2M HILL's management, the accompanying unaudited consolidated condensed financial statements of the interim period contain all adjustments necessary to present fairly the financial position of CH2M HILL as of March 31, 2000 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Shareholders' Equity

On November 6, 1998, the Board of Directors approved a new ownership program for CH2M HILL and certain resolutions that were subsequently ratified by a vote of the shareholders on December 18, 1998. Such resolutions were effective January 1, 2000 and included, but were not limited to, adopting amendments to the Restated Bylaws and Articles of Incorporation which provide for the:

     * authorization to convert all outstanding Class A preferred stock into shares of common stock on a one-for-one basis,
     * increase in the authorized shares of common stock to 100,000,000, par value $.01 per share, and Class A preferred stock to 50,000,000, par value $.02 per share,
     * authorization of a ten-for-one stock split on CH2M HILL's common stock and Class A preferred stock,
     * imposition of certain restrictions on the stock including, but not limited to, the right but not the obligation to repurchase shares upon termination of employment or affiliation, the right of first refusal, and ownership limits.

As a result of the above changes, the temporary shareholders' equity is now classified as permanent shareholders' equity. Common and preferred stock amounts, equivalent share amounts and per share amounts have been adjusted retroactively to give effect to the stock split.

The significant changes in shareholders' equity for the three-month period ended March 31, 2000 is as follows:

                                         Shares         Amount
                                       ---------       --------
     Temporary Shareholders' Equity,
      December 31, 1999               29,329,390       $ 97,092
     Net Income                           -               5,185
     Shares Issued                     1,174,882          6,160
     Shares Redeemed                    (968,842)        (9,545)
     Foreign Currency Translation
      Adjustment                          -                (659)
                                       -----------     -------------
     Permanent Shareholders' Equity,
      March 31, 2000                  29,535,430       $ 98,233
                                       ============    =============

New Accounting Standard

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

(2) SEGMENT INFORMATION

Certain financial information relating to the three-month period ended March 31, 1999 and 2000 for each segment is provided below:


                                                                  FINANCIAL
   Three-month period ended                                       STATEMENT
       March 31, 1999          EE&I   WATER   INDUSTRIAL   OTHER   BALANCES
   ------------------------   -----   -----   ----------  ------   ---------
  Revenues from external
   customers               $ 118,801 $ 104,395 $ 50,240  $  -     $ 273,436
  Intersegment sales           7,571     2,516    1,004   (11,091)     -
  Equity in earnings of
   investees accounted for
   by the equity method          472       334      (66)    -           740
  Segment profit               2,595     2,748        3    (1,669)    3,677


                                                                  FINANCIAL
   Three-month period ended                                       STATEMENT
       March 31, 2000          EE&I   WATER   INDUSTRIAL   OTHER   BALANCES
   ------------------------   -----   -----   ----------  ------   ---------

  Revenues from external
   customers                $198,478  $115,722 $ 52,315  $  -     $ 366,515
  Intersegment sales           9,490     3,409      462   (13,361)     -
  Equity in earnings of
   investees accounted for
   by the equity method        5,795      (180)      91     -         5,706
  Segment profit               7,001     5,187      664    (2,481)   10,371


(3) COMPREHENSIVE INCOME

Comprehensive income for the three-month period ended March 31, 1999 and 2000 is as follows:


                                  Three-Month Period Ended
                                          March 31,
                                 --------------------------
                                    1999            2000
                                 ------------   -----------
           Net income              $  1,879       $  5,185
           Foreign currency
            translation adjustment     (513)          (659)
                                 ------------    ----------
           Comprehensive income    $  1,366       $  4,526
                                 ============    ==========

(4) EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share is based on the weighted average number of common shares outstanding during the year and, to the extent dilutive, common stock equivalents consisting of stock options. The difference between the basic and diluted shares at March 31, 2000 consists of 3,299,360 stock options outstanding at the end of the period. At March 31, 1999, CH2M HILL did not have any dilutive securities outstanding.

(5) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

CH2M HILL has the following investments in affiliated companies that are 50% or less owned, which are accounted for under the equity method:

                                                            % of Ownership
          Domestic:
               Kaiser-Hill Company, LLC ("Kaiser-Hill")......     50%
               MK/IDC (PSI)..................................     50%
          Foreign:
               CH2M Gore and Storrie Limited.................     49%
               CH2M HILL/CSA.................................     50%
               Sembawang-IDC.................................     25%
               CH2M HILL BECA, Ltd...........................     50%
               TDC International of Israel...................     50%

As of December 31, 1999 and March 31, 2000, the total investments in these material unconsolidated affiliates were approximately $5,763 and $5,222, respectively, and are included in other assets in the accompanying consolidated condensed balance sheets.

Summarized financial information for the three-month periods ended March 31, 1999 and 2000, for these affiliates is as follows:

                                         Three-Month Period Ended
                                                March 31,
                                         -------------------------
                                          1999              2000
                                         -----------      --------
        RESULTS OF OPERATIONS:
            Revenues                     $  144,129      $  195,808
            Direct costs                    138,200         178,842
            General and administrative
             expenses                         3,713           6,207
                                          -----------      ---------
            Operating income                  2,216          10,759
            Other income (expense)             (748)           (412)
                                          -----------      ---------
     Net income                          $    1,468      $   10,347
                                         ============    ===========

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

                        CH2M HILL COMPANIES, LTD.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

The following discussion and analysis explains our general financial condition, changes in financial condition and results of operations for CH2M HILL as a whole and each of our operating segments including:

     *   Factors affecting our business
     *   Our revenues and profits
     *   Where our revenues and profits came from
     *   Why those revenues and profits were different from period to period
     *   Where our cash came from and how it was used
     *   How these factors affect our overall financial condition

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

Introduction

The engineering and construction industry has been undergoing substantial change as public and private clients privatize and outsource many of the services that were formerly provided internally. Numerous mergers and acquisitions in the industry have resulted in a group of larger firms that offer a full complement of single-source services including studies, design, construction, operation, maintenance and in some instances, facility ownership. Included in the current trend is the movement towards longer-term contracts for the expanded array of services, e.g., 5 to 20 year contracts for facility operations. These larger, longer contracts require us to have substantially greater financial capital, than has historically been necessary, to remain competitive.

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

Overall

Net income after tax for the three-month period ending March 31, 2000 was $5.2 million compared with $1.9 million in the same period of 1999. Our diluted earnings per share in 2000 was $0.17, compared with $0.07 in 1999. Revenues and pre-tax profit for the three-month periods ending March 31, 2000 and 1999 by operating segment were as follows:

                   For the three-month period    For the three-month period
                      ended March 31, 2000         ended March 31, 1999
                   ---------------------------   --------------------------
(in millions)                        Pre-Tax                     Pre-Tax
                   Revenues           Profit      Revenues       Profit
                   ---------        --------      --------      ----------
EE&I               $ 204.3   55%        $ 7.0     $ 119.3   44%    $ 2.6
Water                115.5   31%          5.2       104.7   38%      2.7
Industrial            52.4   14%          0.7        50.2   18%       -
Corporate              -      -          (2.5)        -      -      (1.6)
                     ------  ----        -----     ------  -----    -----
Total              $ 372.2  100%        $10.4     $ 274.2  100%    $ 3.7
                     ------  ----        -----     ------  -----    -----

Results of Operations for the Three-Month Period Ended March 31, 2000 Compared to the Same Period of 1999

Revenues for the three-month period ended March 31, 2000 were $372.2 million compared to $274.2 million for the same period in 1999. The increase of $98.0 million or 35.7% is comprised of an acquisition and improvements in the Environmental, Energy & Infrastructure ("EE&I") segment of $85.0 million, and improvements in the Water segment of $10.8 million, and the Industrial segment of $2.2 million.

Pre-tax profit for the three-month period ended March 31, 2000 was $10.4 million compared to $3.7 million in the same period of 1999. The increase of $6.7 million was comprised of increases in the EE&I segment of $4.4 million, the Water segment of $2.5 million, and the Industrial segment of $0.7 million. Corporate expenses increased by $0.9 million.

Environmental, Energy and Infrastructure

Revenues in the EE&I segment for the three-month period ended March 31, 2000 were $204.3 million compared to $119.3 million for the same period in 1999. This increase of $85.0 million or 71.2% was primarily attributable to the acquisition of the Lockheed Martin Hanford Corporation in December 1999, which aligns with the nuclear business. Subsequently changed to CH2M HILL Hanford Group, Inc., this entity provides engineering, design and technical services to support decontamination, decommissioning and remedial activities at the U.S. Department of Energy's Hanford Reservation in Richland, Washington. We also experienced growth in both our telecommunications and traditional environmental businesses in 2000. Clients are continuing to build or upgrade new infrastructure to keep pace with advances in technology in the telecommunications business.

During the first quarter of 2000, we also reported increased revenues in the transportation markets. This increase came from market-driven demand and added delivery capacity. The market demand is primarily the result of the Transportation Equity Act for the 21st Century (TEA-21) which was adopted by Congress in 1998. TEA-21 provides federal funding to the various states for transportation infrastructure improvement projects for highways, highway safety, and transit for the six-year period from 1998 to 2003.

Pre-tax profit for the EE&I segment was $7.0 million for the three-month period ended March 31, 2000 compared to $2.6 million in the same period of 1999. Pre-tax profit as a percent of revenue for the same period in 2000 was 3.4% compared to 2.2% for 1999. The most significant impact on profits was from the Kaiser-Hill joint venture, which is attributable to the nuclear business and is more fully discussed in the "Joint Ventures" section below. The environmental business had a net decrease of $1.1 million due to an adjustment to the carrying value of the receivable on a large, energy efficiency modification project, for which negotiations with the client are ongoing, offset by the revenue increase mentioned above. The nuclear business achieved increased profits for the first quarter of 2000 versus the same period in 1999 due to CH2M HILL Hanford Group, Inc. reporting its first full quarter of operations in 2000. EE&I also had an increase in pre-tax profit from the transportation business due to growth and indirect cost control, offset by negative performance on a fixed price telecommunications project resulting from the withdrawal of a major subcontractor, for a net decrease in profit of $0.4 million.

Water

The Water segment reported revenues of $115.5 million for the three-month period ended March 31, 2000 compared to revenues of $104.7 million in the same period of 1999. This increase of $10.8 million or 10.3% was attributable to growth in several areas. Revenues from operations and maintenance services increased by $5.4 million from the initiation of several new contracts subsequent to March 31, 1999. Design build revenues were $1.5 million lower than the same period in 1999 due to the delay in the start up of some larger design build contracts in 2000. Traditional engineering consulting revenues were $7.4 million higher than the first three months of 1999, propelled by prior business development investment in domestic operations as well as the strong domestic economy.

The Water segment reported $5.2 million of pre-tax profit for the three-month period ending March 31, 2000 compared to $2.7 million of pre-tax profit for the same period of 1999. Pre-tax profit as a percent of revenues was 4.5% compared to 2.6% in the same period of 1999. The pre-tax profit increase of $2.5 million was attributable to revenue growth as well as improving margins within domestic traditional engineering and design build businesses.

Industrial

The Industrial segment reported revenues of $52.4 million for the three-month period ended March 31, 2000, of which $32.6 was generated from the microelectronics industry. The revenues for the same period of 1999 were $50.2 million, of which $33.4 was generated from the microelectronics industry. The increase of $2.2 million was comprised of a net increase in revenues of $3.0 from other industries, including food, biopharmaceutical, fine chemical, and facility services, offset by a $0.8 million decrease in revenues from the microelectronics industry. The revenue mix between construction costs versus services for engineering and construction management also changed significantly in 2000 versus 1999. The construction cost component of revenues decreased from $28.7 million, which was 57.2% of 1999 revenues, to $22.7 million, which was 43.3% of 2000 revenues. This $6.0 million decrease in construction revenues was offset by an increase in service revenues, which went from $21.5 million in 1999 to $29.7 million in 2000. The construction revenue decrease was due to two significant construction projects that were started in first quarter 1999 but were near completion by first quarter 2000.


The Industrial segment reported $0.7 million pre-tax profit for the three-month period ended March 31, 2000 versus virtually no profit for the same period 1999. Profit, as a percent of revenues for 2000 was 1.3%. This profit increase was primarily due to an increase in the volume of self-performed services provided during 2000. Direct project costs, as a percentage of revenues, decreased 7.4% in 2000 versus 1999. This decrease in direct project costs resulted from the decrease in construction revenues. The combination of a decrease in direct project costs coupled with an increase in service revenues in 2000 results in an increase in project margins. Indirect labor expenses, which are made up of salaries and benefits of all administrative personnel, plus salaries and benefits of technical personnel for hours not working on billable client services, decreased. Indirect labor costs decreased, as a percent of the services portion of gross revenues, 26.2% in 2000 versus 1999, due to the increase in staff utilization. Other overhead, general and administrative costs were approximately the same in 2000 versus 1999.

Joint Ventures

We routinely enter into joint ventures to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are for one specific project. Our largest joint venture is Kaiser-Hill Company, LLC ("Kaiser-Hill"), in which we own a 50% interest.
This joint venture is in our EE&I operating segment. The earnings from this joint venture are reported as equity in earnings of investees accounted for under the equity method, along with other joint ventures that are individually insignificant.

For the three-month period ended March 31, 2000, we reported equity in earnings of investees accounted for under the equity method of $5.7 million compared to $0.7 million in the same period of 1999. Our equity in earnings from the Kaiser-Hill joint venture for the first quarter of 2000 were $4.8 million compared to $0.5 million for 1999. This increase was primarily attributable to performance fees earned under the old contract, which expired on January 31, 2000, for achieving milestones such as the demolition of a
significant building at the Rocky Flats site.   The first quarter results also
include two months of fees under the new contract, which was effective February 1, 2000.

Effective February 1, 2000, the U.S. Department of Energy extended Kaiser-Hill's Rocky Flats contract. Although the new contract is a closure contract and does not have a defined term, we anticipate closure of the site in 2006. Under the new contract, Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure costs. Outside of a negotiated range, for every dollar that the U.S. Department of Energy saves with earlier cleanup, Kaiser-Hill receives a 30 cent increase in fee. At the same time, for every dollar the cleanup is over budget, the fee is reduced by 30 cents down to an agreed minimum. The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of our performance. Until the results of the performance measures become more estimable, earnings are expected to be comparable from quarter to quarter.

Corporate Expenses

Corporate expenses for the three-month period ended March 31, 2000 were $2.5 million compared to $1.6 million for the same period of 1999. During the first quarter of 2000, we incurred expenses to buy out a supplemental retirement plan associated with the old key employee program and to accrete the value of certain equity instruments related to our compensation plans to the current stock price. Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts.

Income Taxes

The income tax provision for the three-month period ended March 31, 2000 was $5.2 million, or an effective tax rate of 49.9%, compared to $1.8 million, or an effective tax rate of 48.9%, for the same period of 1999. Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, disallowed portions of meals and entertainment expenses and non-deductible foreign net operating losses.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the three-month period ended March 31, 2000, operations provided $18.7 million of cash primarily due to growth in our operations. Working capital changes included a decrease of $10.2 million in accounts payable as we no longer incurred pass-through costs for two significant construction projects. A comparable decrease in accounts receivable due to the completion of these projects is offset by an increase in accounts receivable and billings in excess of revenues as a result of improved operations, providing a net increase in cash of $5.2 million. The remaining net increase in working capital is primarily due to the increase in employee related and other accrued liabilities due to the improvement in operations and due to the accrual of payroll and related benefit expenses.

During the first quarter of 1999, we used $17.7 million of cash. During this period, our receivables and payables increased due to the pass-through of revenues and expenses related to new, large construction projects. Offsetting this net increase was the reduction of accrued incentive compensation and the settlement of accrued liabilities.

Cash Flows from Financing Activities

For the first quarter of 2000, we used $11.4 million of cash in financing activities, of which $9.5 million was used to purchase stock presented on the internal market. CH2M HILL purchased $3.3 million of stock on the internal market to fund its Employee Stock Plan and exercised its right to purchase the remaining $6.2 million in order to provide liquidity to its employees by clearing the internal market. These transactions were funded by cash flows from operations. During the first quarter of 2000, our net borrowings were negligible compared to the first quarter of 1999, in which we had a net increase of $9.3 million against our line of credit to fund operations.

Derivatives and Financial Instruments

We occasionally enter into forward contracts in order to hedge our foreign currency risks and not for speculative purposes. At March 31, 2000 and 1999, there were no significant forward contracts outstanding. Generally, we do not hold derivative type instruments.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. We manage our market risk by matching projected cash inflows from operations, financing activities and investing activities with projected cash outflows to fund debt payments, capital expenditures and other cash requirements. We may utilize debt or equity financing for general corporate purposes and acquisitions. Historically, we have used short-term variable rate borrowings under our unsecured revolving credit agreement although we do have $1.0 million currently outstanding on a term note to be repaid by June 30, 2000. Our earnings and cash flows are affected by changes in interest rates affecting our variable rate borrowings under our bank credit facility. During the first quarter of 2000 there were no significant amounts outstanding on the bank credit facility. The interest rates on CH2M HILL's short-term and long-term borrowings approximate fair value.

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

                         Part  II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits

            27  Financial Data Schedule

(b)         Reports on Form 8-K

            Report filed on Form 8-K/A for March 3, 2000--

                Item 2, Acquisition: Acquisition of Lockheed Martin Hanford Corporation on December 22, 1999.

                Item 7, Financial Statements: Lockheed Martin Hanford Corporation audited financial statements as of September 30, 1999. CH2M HILL Companies, Ltd. and subsidiaries unaudited proforma condensed consolidating financial statements as of September 30, 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CH2M HILL Companies, Ltd.



Date:  May 12, 2000                /s/ Samuel H. Iapalucci
                                   ____________________________
                                   Samuel H. Iapalucci
                                   Vice President and Chief Financial Officer