Form 10-Q
period 2000-06-30
CH2M HILL COMPANIES LTD
filed 2000-08-11
CIK 777491

_____________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                             __________________
                                 Form 10-Q

(Mark One)
 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                     OR

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

                             _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes _X_  No ___


As of June 30, 2000, the registrant had 29,387,904 shares of common stock, $.01 par value per share, issued and outstanding.

                        CH2M HILL COMPANIES, LTD.

                            June 30, 2000

                          TABLE OF CONTENTS


Part I.    Financial Information                                  Page

Item 1.    Consolidated Condensed Financial Statements:
           Balance Sheets as of June 30, 2000 and
             December 31, 1999..................................   2
           Statements of Income for the Three and
             Six-Month Periods Ended June 30, 2000 and 1999.....   3
           Statements of Cash Flows for the Six-Month
             Periods Ended June 30, 2000 and 1999...............   4
           Notes to Consolidated Condensed Financial
             Statements.........................................   5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations................   9

Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk........................................  14

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K.....................  15

                       CH2M HILL COMPANIES, LTD
                 Consolidated Condensed Balance Sheets
                        (Dollars in thousands)

                                           June 30,       December 31,
                                             2000             1999
                                          ___________     ____________
                      ASSETS              (Unaudited)

CURRENT ASSETS:
    Cash & cash equivalents             $   20,740       $   12,557
    Receivables, net -
       Client accounts                     191,223          164,914
       Unbilled revenue                    104,247           96,610
       Other                                 9,871            4,930
    Prepaid expenses & other                 6,491            7,912
                                          ___________     ____________
           Total current assets            332,572          286,923
PROPERTY, PLANT & EQUIPMENT, net            16,119           14,274
OTHER ASSETS, net                           53,741           55,958
                                          ___________     ____________
TOTAL ASSETS                             $ 402,432        $ 357,155
                                          ===========     ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term
     debt & notes payable to
     former shareholders                 $   4,375        $   6,375
    Accounts payable                        61,827           60,107
    Billings in excess of revenues          65,158           49,143
    Accrued incentive compensation          11,006           11,490
    Employee related liabilities            51,039           43,100
    Other accrued liabilities               15,545           13,278
    Current deferred income taxes           34,464           26,907
                                          ___________     ____________
           Total current liabilities       243,414          210,400
OTHER LONG-TERM LIABILITIES                 38,028           34,742
LONG-TERM DEBT                                 342              313
NOTES PAYABLE TO FORMER SHAREHOLDERS        11,358           14,608
                                          ___________     ____________
           Total liabilities               293,142          260,063
                                          ___________     ____________
COMMITMENTS AND CONTINGENCIES (See Notes)
TEMPORARY SHAREHOLDERS' EQUITY
    Preferred stock, Class A $.02 par
     value, 50,000,000 shares authorized;
     12,095,220 issued and outstanding at
     December 31, 1999;
     redeemable for $52,130 at
     December 31, 1999                        -                 242
    Common stock, $.01 par value,
     100,000,000 shares authorized;
     17,234,170 issued and outstanding
     at December 31, 1999; redeemable
     for $74,279 at December 31, 1999         -                 172
    Additional paid-in capital                -              29,234
    Retained earnings                         -              69,774
    Accumulated other comprehensive loss      -              (2,330)
                                           __________     ____________
           Total temporary shareholders'
            equity                            -              97,092
                                           __________     ____________
PERMANENT SHAREHOLDERS' EQUITY
    Preferred stock, Class A $.02 par
     value, 50,000,000 shares authorized;
     no amounts issued and outstanding
     at June 30, 2000
    Common stock,  $.01 par value,
     100,000,000 shares authorized;
      29,387,904 issued and outstanding at
      June 30, 2000                            294              -
    Additional paid-in capital              32,589              -
    Retained earnings                       79,282              -
    Accumulated other comprehensive loss    (2,875)             -
                                           __________     ____________
           Total permanent shareholders'
            equity                         109,290              -
                                           __________     ____________
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                  $ 402,432        $ 357,155
                                           ==========     ============


    The accompanying notes are an integral part of these consolidated condensed financial statements.

                            CH2M HILL COMPANIES, LTD.
                  Consolidated Condensed Statements of Income
                                 (Unaudited)
                    (Dollars in thousands except per share)


                          Three-Month Period Ended    Six-Month Period Ended
                                  June 30                    June 30
                          ________________________   ______________________
                           2000           1999          2000          1999
                          ________       ________    _________      _______
Gross revenue           $  419,623      $  302,627   $  786,138  $  576,063
Equity in earnings of
 joint ventures and
 affiliated companies        2,810           2,730        8,516       3,470
                          ________        ________   __________     _______
  Total revenues           422,433         305,357      794,654     579,533
Operating expenses:
  Direct cost of
   services and overhead  (329,983)       (218,948)    (609,210)   (417,559)
  General and
   administrative          (82,866)        (79,104)    (165,719)   (150,740)
                          ________        ________   __________     ________
Operating income             9,584           7,305       19,725      11,234
Other income (expense):
  Interest income              487             221          934         445
  Interest expense            (293)           (393)        (510)       (869)
                          ________        ________   __________     ________
Income before provision
 for income taxes            9,778           7,133       20,149      10,810
  Provision for income
   taxes                    (4,888)         (3,596)     (10,074)     (5,394)
                          ________        _________ ___________     ________
Net income                $  4,890        $  3,537    $  10,075    $  5,416
                          ========        ========    =========    =========

Net income per common
 share:
        Basic             $   0.17        $   0.12     $   0.34    $   0.19
        Diluted           $   0.16        $   0.12     $   0.34    $   0.19
Weighted average number
 of common shares:
        Basic           29,580,471      29,488,580   29,592,411  28,906,580
        Diluted         30,151,100      29,488,580   30,022,569  28,906,580


     The accompanying notes are an integral part of these consolidated condensed financial statements.

                         CH2M HILL COMPANIES, LTD.
                Consolidated Condensed Statements of Cash Flows
                               (Unaudited)
                          (Dollars in thousands)

                                              Six-Month Period Ended
                                                    June 30
                                           ___________________________
                                                2000          1999
                                             __________       ________
NET CASH PROVIDED BY OPERATING ACTIVITIES    $  28,748      $  15,918

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of assets             -               336
     Capital expenditures                       (3,905)        (2,454)
                                              __________     _____________
        Net cash used in investing
         activities                             (3,905)        (2,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowing on long-term debt                  -                71
     Borrowing on line of credit                 4,900         32,000
     Principal payments on notes
      payable to former shareholders            (3,084)        (3,662)
     Principal payments on long-term debt       (1,971)        (2,253)
     Principal payments on line of credit       (4,900)       (32,000)
     Purchases and retirements of stock        (11,774)          (413)
                                              __________     _____________
        Net cash used in financing
         activities                            (16,829)        (6,257)

CASH EFFECT OF CUMULATIVE TRANSLATION
 ADJUSTMENT                                        169           (220)
                                              __________     _____________
INCREASE IN CASH AND CASH EQUIVALENTS            8,183          7,323
CASH AND CASH EQUIVALENTS,  beginning
 of period                                      12,557         16,595
                                              __________     _____________
CASH AND CASH EQUIVALENTS,  end of period    $  20,740      $  23,918
                                              ==========     =============


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

In the opinion of CH2M HILL's management, the accompanying unaudited consolidated condensed financial statements of the interim period contain all adjustments necessary to present fairly the financial position of CH2M HILL as of June 30, 2000 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Shareholders' Equity

On November 6, 1998, the Board of Directors approved a new ownership program for CH2M HILL and certain resolutions that were subsequently ratified by a vote of the shareholders on December 18, 1998. Such resolutions were effective January 1, 2000 and included, but were not limited to, adopting amendments to the Restated Bylaws and Articles of Incorporation which provide for the:

     - authorization to convert all outstanding Class A preferred stock into shares of common stock on a one-for-one basis,
     - increase in the authorized shares of common stock to 100,000,000, par value $.01 per share, and Class A preferred stock to 50,000,000, par value $.02 per share,
     - authorization of a ten-for-one stock split on CH2M HILL's common stock and Class A preferred stock,
     - imposition of certain restrictions on the stock including, but not limited to, the right but not the obligation to repurchase shares upon termination of employment or affiliation, the right of first refusal, and ownership limits.

As a result of the above changes, the temporary shareholders' equity is now classified as permanent shareholders' equity. Common and preferred stock amounts, equivalent share amounts and per share amounts have been adjusted retroactively to give effect to the stock split.

The significant changes in shareholders' equity for the six-month period ended June 30, 2000 is as follows:


                                             Shares         Amount
                                           __________      ________
    Temporary Shareholders' Equity,
     December 31, 1999                     29,329,390      $ 97,092
    Net Income                                 -             10,075
    Shares Issued                           1,828,273        14,442
    Shares Redeemed                        (1,769,759)      (11,774)
    Foreign Currency Translation
     Adjustment                                -               (545)
                                           __________      _________
    Permanent Shareholders' Equity,
     June 30, 2000                         29,387,904      $109,290
                                           ==========      =========

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

(2)  SEGMENT INFORMATION

Certain financial information relating to the three and six-month periods ended June 30, 2000 and 1999 for each segment is provided below:


                                                                   FINANCIAL
   Three-month period ended                                        STATEMENT
       June 30, 2000          EE&I    WATER   INDUSTRIAL   OTHER   BALANCES
   ________________________  _____   _______  _________   ______  _________
Revenues from external
 customers                 $218,905  $121,506  $79,212    $  -     $419,623
Intersegment sales           11,729     5,370      177       -       17,276
Equity in earnings of
 investees accounted
 for by the equity method     1,466     1,287       57       -        2,810
Segment profit                7,113     2,196    2,280     (1,811)    9,778


                                                                   FINANCIAL
   Three-month period ended                                        STATEMENT
       June 30, 2000          EE&I    WATER   INDUSTRIAL   OTHER   BALANCES
   ________________________  _____   _______  _________   ______  _________

Revenues from external
 customers                 $121,602  $106,440   $74,585   $  -     $302,627
Intersegment sales            8,123     2,314       643      -       11,080
Equity in earnings of
 investees accounted
 for by the equity method     1,913       766        51      -        2,730
Segment profit                5,013     3,655        40    (1,575)    7,133


                                                                   FINANCIAL
   Three-month period ended                                        STATEMENT
       June 30, 2000          EE&I    WATER   INDUSTRIAL   OTHER   BALANCES
   ________________________  _____   _______  _________   ______  _________

Revenues from external
 customers                 $417,383  $237,228  $131,527   $  -     $786,138
Intersegment sales           21,219     8,779       639      -       30,637
Equity in earnings of
 investees accounted
 for by the equity method     6,312     2,056       148      -        8,516
Segment profit               14,114     7,383     2,944    (4,291)   20,149



                                                                   FINANCIAL
   Three-month period ended                                        STATEMENT
       June 30, 2000          EE&I    WATER   INDUSTRIAL   OTHER   BALANCES
   ________________________  _____   _______  _________   ______  _________
Revenues from external
 customers                 $240,403  $210,835  $124,825   $  -     $576,063
Intersegment sales           15,694     4,830     1,647              22,171
Equity in earnings of
 investees accounted
 for by the equity method     2,404     1,081       (15)     -        3,470
Segment profit                7,608     6,403        43    (3,244)   10,810


(3)  COMPREHENSIVE INCOME

Comprehensive income for the three and six-month periods ended June 30, 2000 and 1999 is as follows:


                    Three-Month Period Ended         Six-Month Period Ended
                           June 30                           June 30
                   _________________________         _______________________
                     2000           1999               2000         1999
                   ________        _________         ________     __________
 Net income        $ 4,890         $ 3,537          $ 10,075      $ 5,416
 Foreign currency
  translation
  adjustment         ( 114)           (197)             (545)        (710)
                   ________        _________        _________     __________
 Comprehensive
  income           $ 4,776         $ 3,340           $ 9,530      $ 4,706
                   ========        ==========       =========     ==========



(4)  EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share is based on the weighted average number of common shares outstanding during the year and, to the extent dilutive, common stock equivalents consisting of stock options. The difference between the basic and diluted shares at June 30, 2000 consists of 3,256,528 stock options outstanding at the end of the period. At June 30, 1999, CH2M HILL did not have any dilutive securities outstanding.

(5)  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

CH2M HILL has the following investments in affiliated companies that are 50% or less owned, which are accounted for under the equity method:

                                                        % of Ownership
       Domestic:
         Kaiser-Hill Company, LLC ("Kaiser-Hill")...........50%
         MK/IDC (PSI).......................................50%
       Foreign:
         CH2M Gore and Storrie Limited......................49%
         CH2M HILL/CSA......................................50%
         Sembawang-IDC......................................25%
         CH2M HILL BECA, Ltd. ..............................50%
         TDC International of Israel........................50%


As of June 30, 2000 and December 31, 1999, the total investments in these material unconsolidated affiliates were approximately $6,045 and $5,763, respectively, and are included in other assets in the accompanying consolidated condensed balance sheets.

Summarized financial information for the three and six-month periods ended June 30, 2000 and 1999, for these affiliates is as follows:


                    Three-Month Period Ended         Six-Month Period Ended
                           June 30                           June 30
                   _________________________         _______________________
                     2000           1999               2000         1999
                   ________        _________         ________     __________

RESULTS OF
 OPERATIONS:
  Revenues        $ 133,815       $ 176,904         $ 329,623     $ 321,033
  Direct costs      126,426         163,346           305,268       301,546
  General and
   administrative
   expenses           2,944           9,024             9,151        12,737
                   _________       __________        _________     _________
  Operating income    4,445           4,534            15,204         6,750
  Other income
   (expense)           (398)            797              (810)           49
  Net income      $   4,047       $   5,331         $  14,394     $   6,799


(6)  CONTINGENCIES

CH2M HILL is party to various legal actions arising in the normal course of its business, some of which may involve claims for substantial sums. Damages assessed in connection with and the cost of defending such actions could be substantial. CH2M HILL's management believes that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover CH2M HILL's liabilities, if any, with regard to such claims. Any amounts that are probable of payment by CH2M HILL related to retentions and deductibles are accrued when such amounts are estimable.

                        CH2M HILL COMPANIES, LTD.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The following discussion and analysis explains our general financial condition, changes in financial condition and results of operations for CH2M HILL as a whole and each of our operating segments including:

     -  Factors affecting our business
     -  Our revenues and profits
     -  Where our revenues and profits came from
     -  Why those revenues and profits were different from period to period
     -  Where our cash came from and how it was used
     -  How these factors affect our overall financial condition

This report contains "forward-looking statements," as that term is defined in Federal securities laws, including information related to our anticipated future results of operations, business strategies, financing plans, competitive position, growth opportunities, and potential effects of future regulations. Although CH2M HILL's management believes that its expectations are based on reasonable assumptions, these assumptions are subject to a wide range of business and technical risks explained in detail in CH2M HILL's Prospectus that may cause actual results to differ materially from those stated or implied by these forward-looking statements.

As you read this section, you should also refer to our consolidated condensed financial statements and the accompanying notes as well as the note regarding forward-looking information in the CH2M HILL Form 10-K for the year ended December 31, 1999. These consolidated condensed financial statements provide additional information regarding our financial activities and condition.

This analysis may be important to you in making decisions about your investments in CH2M HILL.

Introduction

The engineering and construction industry continues to undergo substantial change as public and private clients privatize and outsource many of the services that were formerly provided internally. Numerous mergers and acquisitions in the industry have resulted in a group of larger firms that offer a full complement of single-source services including studies, design, construction, operation, maintenance and in some instances, facility ownership. Included in the current trend is the movement towards longer-term contracts for the expanded array of services, e.g., 5 to 20 year contracts for facility operations. These larger, longer contracts require us to have substantially greater financial capital, than has historically been necessary, to remain competitive.

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

Overall

Net income for the three-month period ended June 30, 2000 was $4.9 million compared with $3.6 million in the same period of 1999. For the six month period ended June 30, 2000, net income was $10.1 million compared to $5.4 million in the same period of 1999. Our diluted earnings per share for the second quarter in 2000 was $0.16, compared with $0.12 in 1999. For the six-month period ended June 30, 2000 diluted earnings per share was $0.34, compared with $0.19 in 1999. Revenues and pre-tax profit for the three and six month periods ended June 30, 2000 and 1999 by operating segment were as follows:


                           Three Month Period Ended June 30

                              Revenues                 Pre-Tax Profit
                        _____________________       ____________________
(in millions)           2000            1999         2000         1999
                        ________       _______       ________    ______
EE&I                  $ 220.4   52%  $ 123.5   40%    $ 7.1        $ 5.0
Water                   122.8   29%    107.2   35%      2.2          3.7
Industrial               79.2   19%     74.6   24%      2.3           -
Corporate                 -      -       -      -      (1.8)        (1.6)
                       ______   ___    _____  ____     _______     __________
Total                 $ 422.4  100%  $ 305.3  100%    $ 9.8        $ 7.1
                       ______   ___    _____  ____     _______     __________


                           Three Month Period Ended June 30

                              Revenues                 Pre-Tax Profit
                        _____________________       ____________________
(in millions)           2000            1999         2000         1999
                        ________       _______       ________    ______
EE&I                   $423.7   53%  $ 242.8   42%   $ 14.1        $ 7.6
Water                   239.3   30%    211.9   37%      7.4          6.4
Industrial              131.7   17%    124.8   21%      2.9           -
Corporate                 -      -       -      -      (4.3)        (3.2)
                      ______   ___    _____  ____     _______     __________
Total                  $794.7  100%  $ 579.5  100%   $ 20.1       $ 10.8
                      ______   ___    _____  ____     _______     __________


Results of Operations for the Three and Six Month Periods Ended June 30, 2000 Compared to the Same Periods of 1999

Revenues for the three-month period ended June 30, 2000 were $422.4 million compared to $305.3 million for the same period in 1999. For the six-month period ended June 30, 2000, revenues were $794.7 million compared to $579.5 million in 1999. For the second quarter of 2000, the increase of $117.1 million or 38.4% is comprised of improvements in all of the operating segments. The Environmental, Energy & Infrastructure ("EE&I") segment reported increased revenues of $96.9 million, which includes revenues generated by CH2M HILL Hanford Group, Inc. of $78.7 million (this is the company formerly known as Lockheed Martin Hanford Corporation which was acquired by CH2M HILL in December 1999.) On a comparable basis quarter over quarter, EE&I reported increased revenues of $18.2 million or 14.7%. For the same period, the Water segment reported increased revenues of $15.6 million or 14.6%, and the Industrial segment reported increased revenues of $4.6 million or 6.2%.

Pre-tax profit for the three-month period ended June 30, 2000 was $9.8 million compared to $7.1 million in the same period of 1999. For the six-month period ended June 30, 2000, pre-tax profit was $20.1 million versus $10.8 million in 1999. The increase for the second quarter of 2000 of $2.7 million was comprised of increases in the EE&I segment of $2.1 million and the Industrial segment of $2.3 million, offset by a decline in pre-tax profit in the Water segment of $1.5 million. Corporate expenses increased by $0.2 million.

Environmental, Energy and Infrastructure

Revenues in the EE&I segment for the three-month period ended June 30, 2000 were $220.4 million compared to $123.5 million for the same period in 1999. This increase of $96.9 million or 78.5% was primarily attributable to $78.7 million of revenues from CH2M HILL Hanford Group, Inc., which aligns with the nuclear business. This entity provides engineering, design and technical services to support decontamination, decommissioning and remedial activities at the U.S. Department of Energy's Hanford Reservation in Richland, Washington. Our environmental business increased $19.6 million quarter over quarter, which includes an increase of $8.8 million specifically related to new construction and design/build contracts. Revenues from traditional environmental services have increased in the federal and industrial sectors primarily in the southeast and southwest regions of the United States. This growth is attributable to the strong domestic economy and our ability to leverage off of our existing projects. Revenues from construction services and design/build contracts have grown 147% quarter over quarter, which is indicative of our commitment to diversify our business and become a single-source provider of services to our clients. The transportation business experienced a decline of $3.7 million in revenues quarter over quarter due to
lower subcontractor revenues on several projects.   Although subcontractor
revenues are down, the transportation business is well positioned to provide services from internal resources, which generally have higher margins, to take advantage of the strong markets fueled by national and state legislation such as TEA-21 and AIR-21. Our telecommunications business also reported increased revenues of $2.3 million quarter over quarter and continues to grow. This growth is expected to continue as we provide network architecture and operating system design for clients who are building or upgrading infrastructure to keep pace with advances in technology.

Pre-tax profit for the EE&I segment was $7.1 million for the three-month period ended June 30, 2000 compared to $5.0 million in the same period of 1999. Pre-tax profit as a percent of revenue for the same period in 2000 was 3.2% compared to 4.0% for 1999. While most of the pre-tax profit improvement quarter over quarter relates to volume growth in the environmental business, transportation also had a slight improvement in pre-tax profit due to incentive fees gained on two large programs. The decrease in pre-tax profit as a percent of revenue is primarily related to the nuclear business, in which profits can fluctuate significantly from quarter to quarter depending upon achievement of certain contractual milestones.

Water

The Water segment reported revenues of $122.8 million for the three-month period ended June 30, 2000 compared to revenues of $107.2 million in the same period of 1999. This increase of $15.6 million or 14.6% was equally attributable to growth in the water and wastewater business as well as the operations and maintenance business. Revenues from traditional engineering consulting services were $5.3 million higher than the second quarter of 1999, propelled by prior business development investment in domestic operations as well as the strong domestic economy. Revenue growth of $2.9 million was achieved from design/build projects as we continue to grow this area of our operations in order to meet market demands. Additionally, revenues from operations and maintenance services increased by $7.4 million quarter over quarter primarily due to new contracts, scope increases and shorter term consulting services on existing contracts. These new contracts are for durations of up to 20 years and contribute over $279.0 million in backlog.

The Water segment reported $2.2 million of pre-tax profit for the three-month period ended June 30, 2000 compared to $3.7 million of pre-tax profit for the same period of 1999. Pre-tax profit as a percent of revenues was 1.8% compared to 3.5% in the same period of 1999. The water segment actually experienced a slight improvement in pre-tax profit quarter over quarter within domestic traditional engineering and design build businesses primarily in the southeast and southwest domestic regions. However, this improvement was offset by charges against earnings for projects whose performance is dependent upon the receipt of change orders and due to the reserve of an uncollectible receivable balance.

Industrial

The Industrial segment reported revenues of $79.2 million for the three-month period ended June 30, 2000, of which $48.6 million was generated from the microelectronics industry. The revenues for the same period of 1999 were $74.6 million, of which $50.1 million was generated from the microelectronics industry. The increase of $4.6 million was comprised of a $1.5 million decrease in revenues from the microelectronics industry and an increase in revenues of $6.1 million from other industries, including food, pharmaceuticals, and facility services. The mix of the revenues between construction costs versus services for engineering and construction management also changed significantly from 2000 versus 1999. The construction cost component of revenues decreased from $51.2 million, which was 68.6% of 1999 revenues, to $39.6 million, which was 50.0% of 2000 revenues. The construction revenue decrease was due to two significant construction projects that were started in 1999 but were near completion prior to the second quarter of 2000. This decrease in construction revenues of $11.6 million was offset by an increase of $15.8 million in revenues from services, which increased from $24.0 million in 1999, to $39.8 million in 2000. The services revenue increase was due to significant increases in business in the microelectronics industry.

The Industrial segment reported pre-tax profit of $2.3 million for the three-month period ended June 30, 2000 versus virtually no profit for the same period in 1999. Profit as a percent of revenues for 2000 was 2.9%. The most significant factor causing this profit increase was the 66.0% increase in volume of services sold during 2000. Direct project costs, as a percentage of revenues, decreased 9.1% in 2000 versus 1999. This decrease is due to reduction in construction related costs directly associated with the decrease in construction revenues. This results in higher project margins due to the change in mix of revenues, where the construction revenue component decreased considerably over the services revenue component during 2000. Indirect labor costs, which are made up of salaries and benefits of all administrative personnel, plus salaries and benefits of technical personnel for hours not working on billable client services, decreased as a percent of the services portion of gross revenues, 23.0% from 2000 versus 1999. This decrease is due to the significant increase in the number and size of projects performed for the microelectronics industry. Other overhead, general and administrative costs decreased, as a percentage of the services portion of revenues , by 12.0% in 2000 versus 1999.

Joint Ventures

We routinely enter into joint ventures to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. Our largest joint venture is Kaiser-Hill Company, LLC ("Kaiser-Hill"), in which we own a 50% interest. This joint venture is in our EE&I operating segment. The earnings from this joint venture are reported as equity in earnings of investees accounted for under the equity method, along with other joint ventures that are individually insignificant.

For the three-month period ended June 30, 2000, we reported equity in earnings of investees accounted for under the equity method of $2.8 million compared to $2.7 million in the same period of 1999. For the six-month period ended June 30, 2000, we reported earnings of $8.5 million compared to $3.5 million for the same period of 1999. Our equity in earnings from the Kaiser-Hill joint venture was $6.3 million for the six-month period ended June 30, 2000 compared to $2.4 million for the same period in 1999. This increase was primarily attributable to performance fees earned under the old contract, which expired on January 31, 2000, for achieving significant contract milestones such as the
demolition of a significant building at the Rocky Flats site.   The first
quarter results also include two months of fees under the new contract, which was effective February 1, 2000.

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

Corporate Expenses

Corporate expenses for the three-month period ended June 30, 2000 were $1.8 million compared to $1.6 million for the same period of 1999. For the six-month period ended June 30, 2000, corporate expenses were $4.3 million compared to $3.2 million in the same period of 1999. During the first quarter of 2000, we incurred expenses to buy out a supplemental retirement plan associated with the old key employee program and to accrete the value of certain equity instruments related to our compensation plans to the current stock price. Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts.

Income Taxes

The income tax provision for the three and six month periods ended June 30, 2000 was $4.9 million and $10.1 million, respectively, or an effective tax rate of 49.9%. This compares to $3.6 million and $5.4 million for the same periods of 1999, respectively, or an effective tax rate of 48.9%. Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, disallowed portions of meals and entertainment expenses and non-deductible foreign net operating losses.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the six-month period ended June 30, 2000, operations provided $29.0 million of cash primarily due to growth in our operations. Working capital changes included an increase of $40.0 million in accounts receivable and work-in-process offset by an increase of $16.1 million in billings in excess of revenues all as a result of growth in operations, providing a net decrease in cash of $23.9 million. The remaining net decrease in working capital of $16.4 million is primarily due to the increase in employee related and other accrued liabilities due to the growth in operations and due to the accrual of payroll and related benefit expenses. Offsetting the decrease in working capital of $7.5 million was an increase in earnings of $10.1 million as well as an increase in other non-cash items of $26.4 million. Non-cash items primarily include $15.0 million for stock-based compensation and $7.6 million for deferred income taxes.

During the comparable period of 1999, operations provided $15.9 million of cash. During this period, payables increased $41.9 million offset by an increase in receivables and work-in-process of $45.0 million primarily due to the pass-through of revenues and expenses related to new, large construction projects. This net decrease of $3.1 million was offset by an increase in earnings of $5.4 million and non-cash items of stock-based compensation and deferred income taxes.

Cash Flows from Financing Activities

For the six-month period ended June 30, 2000, we used $17.0 million of cash in financing activities, of which $11.8 million was used to purchase stock presented on the internal market. CH2M HILL purchased $3.3 million of stock on the internal market to fund its Employee Stock Plan and exercised its right to purchase the remaining $8.5 million in order to provide liquidity to its employees by clearing the internal market. These transactions were funded by cash flows from operations.

Derivatives and Financial Instruments

We occasionally enter into forward contracts in order to hedge our foreign currency risks and not for speculative purposes. At June 30, 2000 and 1999, there were no significant forward contracts outstanding. Generally, we do not hold derivative type instruments.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. We manage our market risk by matching projected cash inflows from operations, financing activities and investing activities with projected cash outflows to fund debt payments, capital expenditures and other cash requirements. We may utilize debt or equity financing for general corporate purposes and acquisitions. Historically, we have used short-term variable rate borrowings under our unsecured revolving credit agreement. Our earnings and cash flows are affected by changes in interest rates affecting our variable rate borrowings under our bank credit facility. During the first half of 2000 there were no significant amounts outstanding on the bank credit facility. The interest rates on CH2M HILL's short-term and long-term borrowings approximate fair value.

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

         None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CH2M HILL Companies, Ltd.



Date:  August 11, 2000                  /s/ Samuel H. Iapalucci
                                       ___________________________
                                       Samuel H. Iapalucci
                                       Vice President and Chief
                                       Financial Officer