Form 10-Q
period 2000-09-30
CH2M HILL COMPANIES LTD
filed 2000-11-13
CIK 777491

____________________________________________________________________________

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                             __________________
                                 Form 10-Q

(Mark One)
 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


As of November 13, 2000, the registrant had 29,282,237 shares of common stock, $.01 par value per share, issued and outstanding.

                         CH2M HILL COMPANIES, LTD.

                            September 30, 2000

                            TABLE OF CONTENTS


Part I.    Financial Information                                   Page

Item 1.    Consolidated Condensed Financial Statements:
           Balance Sheets as of September 30, 2000 and
            December 31, 1999....................................    2
           Statements of Income for the Three and Nine-Month
            Periods Ended September 30, 2000 and 1999............    3
           Statements of Cash Flows for the Nine-Month Periods
             Ended September 30, 2000 and 1999...................    4
           Notes to Consolidated Condensed Financial Statements..    5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................    9

Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk.........................................   14

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K......................   15



                          CH2M HILL COMPANIES, LTD
                    Consolidated Condensed Balance Sheets
                          (Dollars in thousands)

                                           September 30,      December 31,
                                               2000              1999
                                           _____________      _____________
                             ASSETS         (Unaudited)
CURRENT ASSETS:
  Cash & cash equivalents                     $37,110           $12,557
  Receivables, net -
     Client accounts                          222,686           164,914
     Unbilled revenue                         102,469            96,610
     Other                                     14,223             4,930
  Prepaid expenses & other                      6,895             7,912
                                           _____________      _____________
       Total current assets                   383,383           286,923
PROPERTY, PLANT & EQUIPMENT, net               16,458            14,274
OTHER ASSETS, net                              55,727            55,958
                                           _____________      _____________
TOTAL ASSETS                                 $455,568          $357,155
                                           =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt
   & notes payable to former shareholders      $4,375            $6,375
  Accounts payable                             76,226            60,107
  Billings in excess of revenues               69,950            49,143
  Accrued incentive compensation               18,443            11,490
  Employee related liabilities                 56,127            43,100
  Other accrued liabilities                    20,353            13,278
  Current deferred income taxes                39,946            26,907
                                           _____________      _____________
        Total current liabilities             285,420           210,400
OTHER LONG-TERM LIABILITIES                    38,998            34,742
LONG-TERM DEBT                                    313               313
NOTES PAYABLE TO FORMER SHAREHOLDERS           10,747            14,608
                                           _____________      _____________
       Total liabilities                      335,478           260,063
                                           _____________      _____________

COMMITMENTS AND CONTINGENCIES (See Notes)
TEMPORARY SHAREHOLDERS' EQUITY
  Preferred stock, Class A $.02 par value,
   50,000,000 shares authorized;
   12,095,220 issued and outstanding at
   December 31, 1999; redeemable for
   $52,130 at December 31, 1999                  -                  242
  Common stock, $.01 par value,
   100,000,000 shares authorized;
   17,234,170 issued and outstanding
   at December 31, 1999; redeemable for
   $74,279 at December 31, 1999                  -                  172
  Additional paid-in capital                     -               29,234
  Retained earnings                              -               69,774
  Accumulated other comprehensive loss           -               (2,330)
                                           _____________     ______________
        Total temporary shareholders'
         equity                                  -               97,092
                                           _____________     ______________
PERMANENT SHAREHOLDERS' EQUITY
  Preferred stock, Class A $.02 par
   value, 50,000,000 shares authorized;
   no amounts issued and outstanding at
   September 30, 2000
  Common stock,  $.01 par value,
   100,000,000 shares authorized;
   29,281,185 issued and outstanding at
   September 30, 2000                             292               -
  Additional paid-in capital                   36,951               -
  Retained earnings                            87,228               -
  Accumulated other comprehensive loss         (4,381)              -
                                           _____________     ______________
        Total permanent shareholders'
         equity                               120,090               -
                                           ______________    ______________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $455,568          $357,155
                                           ==============    ==============

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                        CH2M HILL COMPANIES, LTD.
                  Consolidated Condensed Statements of Income
                               (Unaudited)
                   (Dollars in thousands except per share)


                     Three-Month Period Ended     Nine-Month Period Ended
                            September 30               September 30
                     __________________________   ________________________
                       2000           1999          2000          1999
Gross revenue      $   444,973     $  296,174    $  1,231,111  $  872,237
Equity in earnings
 of joint ventures
 and affiliated
 companies               2,690          4,584          11,206       8,054

                      ________      __________      _________    __________
  Total revenues       447,663        300,758       1,242,317     880,291
Operating expenses:
  Direct cost of
   services and
   overhead           (351,905)      (218,437)       (961,116)   (635,996)
  General and
   administrative      (81,289)       (72,042)       (247,008)   (222,782)
                      _________     ___________     __________   __________
Operating income        14,469         10,279          34,193      21,513
Other income (expense):
  Interest income          461            496           1,395         941
  Interest expense        (236)          (164)           (746)     (1,033)
                      _________     ___________     __________   __________
Income before
 provision for
 income taxes           14,694         10,611          34,842      21,421
  Provision for
   income taxes         (7,314)        (5,059)        (17,388)    (10,453)
                      __________    ___________      __________  __________
Net income            $  7,380       $  5,552       $  17,454   $  10,968
                      ==========    ===========      ==========  ==========


Net income per
 common share:
     Basic            $   0.25       $   0.18        $   0.59    $   0.37
     Diluted          $   0.25       $   0.18        $   0.58    $   0.37
Weighted average
 number of common shares:
     Basic          29,353,427     30,434,530      29,512,168  29,419,130
     Diluted        30,033,212     30,434,530      30,022,057  29,419,130



      The accompanying notes are an integral part of these consolidated condensed financial statements.

                        CH2M HILL COMPANIES, LTD.
                Consolidated Condensed Statements of Cash Flows
                                (Unaudited)
                           (Dollars in thousands)


                                          Nine-Month Period Ended
                                              September 30
                                        ____________________________
                                           2000            1999
                                        __________        __________
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                             $  47,723          $  16,715

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of assets          -                   777
   Capital expenditures                    (5,361)            (3,376)
                                        __________         __________
        Net cash used in investing
         activities                        (5,361)            (2,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing on long-term debt                 98                 94
   Borrowing on line of credit              4,900             32,000
   Principal payments on notes payable
    to former shareholders                 (3,696)            (4,290)
   Principal payments on long-term debt    (2,098)            (3,272)
   Principal payments on line of credit    (4,900)           (32,000)
   Purchases and retirements of stock     (12,749)            (1,490)
                                         ___________       ___________
       Net cash used in financing
         activities                       (18,445)            (8,958)

CASH EFFECT OF CUMULATIVE TRANSLATION
 ADJUSTMENT                                   636               (276)
                                         ___________       ____________
INCREASE IN CASH AND CASH EQUIVALENTS      24,553              4,882
CASH AND CASH EQUIVALENTS,
 beginning of period                       12,557             16,595
                                         ___________       ____________
CASH AND CASH EQUIVALENTS,
 end of period                          $  37,110          $  21,477
                                         ===========       ============


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

In the opinion of CH2M HILL's management, the accompanying unaudited consolidated condensed financial statements of the interim period contain all adjustments necessary to present fairly the financial position of CH2M HILL as of September 30, 2000 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature.
The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

The significant changes in shareholders' equity for the nine-month period ended September 30, 2000 is as follows:


                                          Shares            Amount
                                        _____________     ______________
   Temporary Shareholders' Equity,
    December 31, 1999                    29,329,390        $ 97,092
   Net Income                                -               17,454
   Shares Issued                          1,832,780          20,344
   Shares Redeemed                       (1,880,985)        (12,749)
   Foreign Currency Translation
    Adjustment                               -               (2,051)
                                        ______________     _____________
   Permanent Shareholders' Equity,
    September 30, 2000                   29,281,185        $120,090
                                        ==============     =============

New Accounting Standard

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes fair value accounting and reporting standards for derivative instruments and hedging activities. The effective date of SFAS No. 133 was deferred until January 1, 2001 by the issuance of SFAS No. 137. CH2M HILL will adopt SFAS No. 133 in the first quarter of fiscal 2001. Management's initial assessment is that the effect of adoption will not have a significant impact on its financial position, results of operations, and cash flows since CH2M HILL generally does not hold derivative type instruments.

(2) SEGMENT INFORMATION

Certain financial information relating to the three and nine-month periods ended September 30, 2000 and 1999 for each segment is provided below:

                                                                   FINANCIAL
  Three-month period ended                                         STATEMENT
    September 30, 2000        EE&I   WATER   INDUSTRIAL   OTHER    BALANCES
 _________________________   _____   _____   __________   _____    _________
Revenues from external
 customers                $ 236,381 $ 129,142 $ 79,450   $  -      $ 444,973
Intersegment sales           12,493     5,906      104    (18,503)      -
Equity in earnings of
 investees accounted for
 by the equity method           751     1,878       61      -          2,690
Segment profit                7,681     6,153    2,842     (1,982)    14,694

                                                                   FINANCIAL
  Three-month period ended                                         STATEMENT
    September 30, 1999        EE&I   WATER   INDUSTRIAL   OTHER    BALANCES
 _________________________   _____   _____   __________   _____    _________
Revenues from external
 customers                $ 115,782 $ 107,238 $ 73,154   $  -      $ 296,174
Intersegment sales            8,369     2,184      443    (10,996)      -
Equity in earnings of
 investees accounted for
 by the equity method         3,424       948      212      -          4,584
Segment profit                6,872     5,116       53     (1,430)    10,611


                                                                   FINANCIAL
  Nine-month period ended                                         STATEMENT
    September 30, 2000        EE&I   WATER   INDUSTRIAL   OTHER    BALANCES
 _________________________   _____   _____   __________   _____    _________
Revenues from external
 customers                $ 653,764 $ 366,370 $210,977   $ -    $ 1,231,111
Intersegment sales           33,712    14,685      743   (49,140)     -
Equity in earnings of
 investees accounted for
 by the equity method         8,012     2,985      209     -         11,206
Segment profit               21,795    13,536    5,786    (6,275)    34,842


                                                                   FINANCIAL
  Nine-month period ended                                         STATEMENT
    September 30, 1999        EE&I   WATER   INDUSTRIAL   OTHER    BALANCES
 _________________________   _____   _____   __________   _____    _________
Revenues from external
 customers                $ 356,415 $ 317,843 $197,979   $ -      $ 872,237
Intersegment sales           24,063     7,014    2,090   (33,167)     -
Equity in earnings of
 investees accounted for
 by the equity method         5,809     2,048      197     -          8,054
Segment profit               14,480    11,520       96    (4,675)    21,421


(3) COMPREHENSIVE INCOME

Comprehensive income for the three and nine-month periods ended September 30, 2000 and 1999 is as follows:

                        Three-Month Period Ended     Nine-Month Period Ended
                              September 30               September 30
                        ________________________     _______________________
                          2000           1999          2000          1999
                        __________     _________     ________      _________
  Net income             $  7,380       $  5,552      $ 17,454      $ 10,968
  Foreign currency
   translation
   adjustment              (1,506)          (184)       (2,051)         (893)
                         __________     ___________    _________    _________
  Comprehensive income    $ 5,874        $ 5,368      $ 15,403      $ 10,075
                         ==========     ===========    =========    =========

(4) EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share is based on the weighted average number of common shares outstanding during the period and, to the extent dilutive, common stock equivalents consisting of stock options. The difference between the basic and diluted shares at September 30, 2000 is attributable to the dilutive effect of stock options outstanding at the end of the period. At September 30, 1999, CH2M HILL did not have any dilutive securities outstanding.

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

As of September 30, 2000 and December 31, 1999, the total investments in these material unconsolidated affiliates were approximately $7,059 and $5,763, respectively, and are included in other assets in the accompanying consolidated condensed balance sheets.

Summarized financial information for the three and nine-month periods ended September 30, 2000 and 1999, for these affiliates is as follows:

                        Three-Month Period Ended     Nine-Month Period Ended
                              September 30               September 30
                        ________________________     _______________________
                          2000           1999          2000          1999
                        __________     _________     ________      _________
RESULTS OF OPERATIONS:
  Revenues               $ 258,698      $ 252,004    $ 588,321     $ 585,272
  Direct costs             248,848        234,524      554,116       550,924
  General and
   administrative
    expenses                 4,108          7,851       13,259        19,037
                        __________      _________    __________    _________
  Operating income           5,742          9,629       20,946        15,311
  Other expense               (780)          (333)      (1,590)         (127)
                        __________      __________   __________    __________
  Net income              $  4,962       $  9,296    $  19,356      $ 15,184
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

Overall

Net income for the three-month period ended September 30, 2000 was $7.4 million compared with $5.6 million in the same period of 1999. For the nine month period ended September 30, 2000, net income was $17.5 million compared to $11.0 million in the same period of 1999. Our diluted earnings per share for the third quarter in 2000 was $0.25, compared with $0.18 in 1999. For the nine-month period ended September 30, 2000 diluted earnings per share was $0.58, compared with $0.37 in 1999. Revenues and pre-tax profit for the three and nine month periods ended September 30, 2000 and 1999 by operating segment were as follows:


             Three Month Period Ended September 30

                            Revenues                      Pre-Tax Profit
                    _________________________          _____________________
(in millions)       2000             1999              2000          1999
                    ___________    _____________      ________      ________
EE&I                $237.1   53%     $ 119.2   40%     $7.7           $ 6.8
Water                131.1   29%       108.2   36%      6.2             5.1
Industrial            79.5   18%        73.4   24%      2.8             0.1
Corporate              -     -          -      -       (2.0)           (1.4)
                    ____________      ___________    ________        ________
Total               $447.7  100%     $ 300.8  100%    $14.7          $ 10.6


             Nine Month Period Ended September 30
                            Revenues                      Pre-Tax Profit
                    _________________________          _____________________
(in millions)       2000             1999              2000          1999
                    ___________    _____________      ________      ________

EE&I                $661.8   53%     $ 362.2   41%    $21.8          $ 14.5
Water                369.3   30%       319.9   36%     13.5            11.5
Industrial           211.2   17%       198.2   23%      5.8             -
Corporate             -      -           -     -       (6.3)           (4.6)
                    ____________     _____________    ________        _______
Total             $1,242.3  100%     $ 880.3  100%    $34.8          $ 21.4



Results of Operations for the Three and Nine Month Periods Ended September 30, 2000 Compared to the Same Periods of 1999

Revenues for the three-month period ended September 30, 2000 were $447.7 million compared to $300.8 million for the same period in 1999. For the nine-month period ended September 30, 2000, revenues were $1,242.3 million compared to $880.3 million in 1999. For the third quarter of 2000, the increase of $146.9 million or 48.8% is comprised of improvements in all of the operating segments. The Environmental, Energy & Infrastructure ("EE&I") segment reported increased revenues of $117.9 million, which includes revenues generated by CH2M HILL Hanford Group, Inc. of $86.9 million (this is the company formerly known as Lockheed Martin Hanford Corporation which was acquired by CH2M HILL in December 1999.) On a comparable basis, EE&I reported increased revenues of $31.0 million or 26.0%. For the same period, the Water segment reported increased revenues of $22.9 million or 21.2%, and the Industrial segment reported increased revenues of $6.1 million or 8.3%.

Pre-tax profit for the three-month period ended September 30, 2000 was $14.7 million compared to $10.6 million in the same period of 1999. For the nine-month period ended September 30, 2000, pre-tax profit was $34.8 million versus $21.4 million in 1999. The increase for the third quarter of 2000 of $4.1 million was comprised of increases in the EE&I segment of $0.9 million, the Water segment of $1.1 million, and the Industrial segment of $2.7 million. Corporate expenses increased by $0.6 million.

Environmental, Energy and Infrastructure

Revenues in the EE&I segment for the three-month period ended September 30, 2000 were $237.1 million compared to $119.2 million for the same period in 1999. This increase of $117.9 million was primarily attributable to $86.9 million of revenues from CH2M HILL Hanford Group, Inc., which aligns with the nuclear business. This entity provides engineering, design and technical services to support decontamination, decommissioning and remedial activities at the U.S. Department of Energy's Hanford Reservation in Richland, Washington. Revenues from our environmental business increased $20.2 million in the federal and industrial sectors primarily in the southeast and southwest regions of the United States. This growth continues to be attributable to the strong domestic economy and our ability to leverage off of our existing projects. The transportation business has increased revenues by $4.2 million from the same quarter in 1999. This strong performance results from extraordinarily strong markets fueled by national legislation from TEA-21 and AIR-21, matching state funding now beginning to take effect, and the rising demand for design-build projects in the transportation sector. Our telecommunications business also reported increased revenues of $5.6 million and continues to grow. This growth is expected to continue as we provide network architecture and operating system design for clients who are building or upgrading infrastructure to keep pace with advances in technology in the United States and abroad.

Pre-tax profit for the EE&I segment was $7.7 million for the three-month period ended September 30, 2000 compared to $6.8 million in the same period of 1999. Pre-tax profit as a percent of revenue for the same period in 2000 was 3.2% compared to 5.7% for 1999. While most of the pre-tax profit improvement relates to volume growth in the environmental business, transportation also had a slight improvement in pre-tax profit due to incentive fees gained on two large programs. The decrease in pre-tax profit as a percent of revenue is primarily related to the nuclear business, in which profits can fluctuate significantly from quarter to quarter depending upon achievement of certain contractual milestones.

Water

The Water segment reported revenues of $131.1 million for the three-month period ended September 30, 2000 compared to revenues of $108.2 million in the same period of 1999. This increase of $22.9 million or 21.2% was attributable to growth in the water and wastewater business as well as the operations and maintenance business. Revenues from traditional engineering consulting services were $15.3 million higher than the third quarter of 1999, propelled by prior business development investment in the U.S. and Canada as well as the strong domestic economy. Of the $15.3 million growth, $8.3 million was achieved from design/build projects as we continue to grow this area of our operations in order to meet market demands. Additionally, revenues from operations and maintenance services increased by $7.6 million primarily due to new contracts, scope increases and shorter term consulting services on existing contracts. These new contracts are for durations of up to 20 years and contribute over $279.0 million in backlog.

The Water segment reported $6.2 million of pre-tax profit for the three-month period ended September 30, 2000 compared to $5.1 million of pre-tax profit for the same period of 1999. Pre-tax profit as a percent of revenues held constant at 4.7%. The Water segment experienced an improvement in pre-tax profit within domestic traditional engineering and design build businesses primarily in the southeast and southwest domestic regions.

Industrial

The Industrial segment reported revenues of $79.5 million for the three-month period ended September 30, 2000, of which $46.9 million was generated from the microelectronics industry. The revenues for the same period of 1999 were $73.4 million, of which $51.0 million was generated from the microelectronics industry. The increase of $6.1 million was comprised of a $4.1 million decrease in revenues from the microelectronics industry and an increase in revenues of $10.2 million from other industries, including food, pharmaceuticals, and facility services. While the microelectronics industry is recovering from a cyclical downturn in the prior year primarily in the communications sectors and in the Asia-Pacific region, the Industrial segment is also continuing to realize revenues from prior business development efforts in the other industries. The mix of the revenues between construction costs versus services for engineering and construction management also changed significantly from 2000 versus 1999. The construction cost component of revenues decreased from $49.5 million, which was 67.4% of 1999 revenues, to $32.5 million, which was 40.9% of 2000 revenues. The construction revenue decrease was due to two significant construction projects that were started in 1999 but were near completion prior to the third quarter of 2000. This decrease in construction revenues of $17.0 million was offset by an increase of $23.1 million in revenues from services, which increased from $24.3 million in 1999, to $47.4 million in 2000. The services revenue increase was due to significant increases in business in the microelectronics industry.

The Industrial segment reported pre-tax profit of $2.8 million for the three-month period ended September 30, 2000 versus $0.1 million for the same period in 1999. Profit as a percent of revenues for 2000 was 3.5%. The most significant factor causing this profit increase was the 95.1% increase in volume of services sold during 2000. Direct project costs, as a percentage of revenues, decreased 16.1% in 2000 versus 1999. This decrease is due to a reduction in construction related costs directly associated with the decrease in construction revenues. This results in higher project margins due to the change in mix of revenues, where the construction revenue component decreased considerably over the services revenue component during 2000. Indirect labor costs, which are made up of salaries and benefits of all administrative personnel, plus salaries and benefits of technical personnel for hours not working on billable client services, decreased as a percent of the services portion of gross revenues, 18.0% from 2000 versus 1999. This decrease is due to the significant increase in the number and size of projects performed for the microelectronics industry. Other overhead, general and administrative costs decreased, as a percentage of the services portion of revenues , by 12.0% in 2000 versus 1999.

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

For the three-month period ended September 30, 2000, we reported equity in earnings of investees accounted for under the equity method of $2.7 million compared to $4.6 million in the same period of 1999. For the nine-month period ended September 30, 2000, we reported earnings of $11.2 million compared to $8.1 million for the same period of 1999. The fluctuations in our equity in earnings result primarily from the Kaiser-Hill joint venture, which were $1.7 million for the three-month period ended September 30, 2000 versus $3.4 million in the same period in 1999. For the nine-month period ended September 30, 2000, our equity in earnings from Kaiser-Hill were $8.6 million compared to $5.8 million for the same period in 1999. These fluctuations are primarily attributable to performance fees earned under the old contract, which expired on January 31, 2000, for achieving significant contract milestones such as the demolition of a significant building at the Rocky Flats site. The year-to-date results also include fees under the new contract, which was effective February 1, 2000.

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

Corporate Expenses

Corporate expenses for the three-month period ended September 30, 2000 were $2.0 million compared to $1.4 million for the same period of 1999. For the nine-month period ended September 30, 2000, corporate expenses were $6.3 million compared to $4.6 million in the same period of 1999. During 2000, we incurred expenses to buy out a supplemental retirement plan associated with the old key employee program and to accrete the value of certain equity instruments related to our compensation plans to the current stock price. Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts.

Income Taxes

The income tax provision for the three and nine month periods ended September 30, 2000 was $7.3 million and $17.4 million, respectively, or an effective tax rate of 49.9%. This compares to $5.1 million and $10.5 million for the same periods of 1999, respectively, or an effective tax rate of 48.9%. Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, disallowed portions of meals and entertainment expenses and non-deductible foreign net operating losses.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the nine-month period ended September 30, 2000, operations provided $47.7 million of cash primarily due to growth in our operations. Working capital changes included an increase of $76.8 million in accounts receivable and work-in-process offset by an increase of $37.3 million in accounts payable and billings in excess of revenues all as a result of growth in operations, providing a net decrease in cash of $39.5 million. The remaining net decrease in cash from working capital of $31.8 million is primarily due to the increase in employee related and other accrued liabilities due to the growth in operations and due to the accrual of payroll and related benefit expenses. Offsetting the net decrease in working capital of $7.7 million was earnings of $17.5 million as well as an increase in other non-cash items of $37.9 million. Non-cash items primarily include $19.7 million for stock-based compensation and $13.0 million for deferred income taxes.

During the comparable period of 1999, operations provided $16.7 million of cash. During this period, payables and billings in excess of revenues increased $57.4 million offset by an increase in receivables and work-in-process of $56.5 million primarily due to the pass-through of revenues and expenses related to new, large construction projects. The remaining increase of $15.8 million resulted from an increase in earnings of $11.0 million and non-cash items of stock-based compensation and deferred income taxes.

Cash Flows from Financing Activities

For the nine-month period ended September 30, 2000, we used $18.4 million of cash in financing activities, of which $12.7 million was used to purchase stock presented on the internal market. CH2M HILL purchased $3.3 million of stock on the internal market to fund its Employee Stock Plan and exercised its right to purchase the remaining $9.4 million in order to provide liquidity to its employees by clearing the internal market. These transactions were funded by cash flows from operations. The remaining decrease of $5.7 million was used to pay down the notes to former shareholders and long-term debt.

During the same period of 1999, we used $9.0 million of cash in financing activities, of which $1.5 million was used to repurchase stock from retirees and $7.5 million was used to pay down the notes to former shareholders and long-term debt.

Derivatives and Financial Instruments

We occasionally enter into forward contracts in order to hedge our foreign currency risks and not for speculative purposes. At September 30, 2000 and 1999, there were no significant forward contracts outstanding. Generally, we do not hold derivative type instruments.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. We manage our market risk by matching projected cash inflows from operations, financing activities and investing activities with projected cash outflows to fund debt payments, capital expenditures and other cash requirements. We may utilize debt or equity financing for general corporate purposes and acquisitions. Historically, we have used short-term variable rate borrowings under our unsecured revolving credit agreement. Our earnings and cash flows are affected by changes in interest rates affecting our variable rate borrowings under our bank credit facility. During the nine month period ended September 30, 2000 there were no significant amounts outstanding on the bank credit facility. The interest rates on CH2M HILL's short-term and long-term borrowings approximate fair value.

New Accounting Standards Not Yet Adopted

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes fair value accounting and reporting standards for derivative instruments and hedging activities. The effective date of SFAS No. 133 was deferred until January 1, 2001 by the issuance of SFAS No. 137. We will adopt SFAS No. 133 in the first quarter of 2001. Management's initial assessment is that the effect of adoption will not have a significant impact on its financial position, results of operations, and cash flows since CH2M HILL generally does not hold derivative type instruments.

                       Part  II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            Exhibits

            Financial Data Schedule

            Reports on Form 8-K

            None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CH2M HILL Companies, Ltd.



Date:  November 13, 2000           /s/ Samuel H. Iapalucci
                                   ______________________________
                                   Samuel H. Iapalucci
                                   Vice President and Chief Financial Officer