Form 10-K405
period 2000-12-31
CH2M HILL COMPANIES LTD
filed 2001-03-20
CIK 777491

_________________________________________________________________________

                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
                          __________________

                             Form 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [x]  No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 15, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $277.6 million.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report.
_____________________________________________________________________________

                          CH2M HILL COMPANIES, LTD.

                          ANNUAL REPORT ON FORM 10-K

                              TABLE OF CONTENTS


                                                              Page
Part I.

Item 1.     Business.........................................   2

Item 2.     Properties.......................................   8

Item 3.     Legal Proceedings................................   9

Item 4.     Submission of Matters to a Vote of Security
             Holders.........................................   9

Part II.

Item 5.     Market for Registrant's Common Equity and Related
             Shareholder Matters.............................   9

Item 6.     Selected Financial Data..........................  12

Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............  12

Item 7A.    Quantitative and Qualitative Disclosures
             About Market Risk...............................  19

Item 8.     Financial Statements and Supplementary Data......  19

Item 9.     Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure..........  19

Part III.

Item 10.    Directors and Executive Officers of the
             Registrant......................................  20

Item 11.    Executive Compensation...........................  20

Item 12.    Security Ownership of Certain Beneficial Owners
             and Management..................................  20

Item 13.    Certain Relationships and Related Transactions...  20

Part IV.

Item 14.    Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K.............................  20


                                 PART I


Item 1.  Business

                                Overview

CH2M HILL is a project delivery firm founded in 1946. We provide engineering, consulting, design, construction, procurement, operations and maintenance, and program and project management services to clients in the private and public sector in the United States and abroad. We are an employee-owned Oregon corporation with approximately 10,600 employees working in 87 offices throughout the United States and 56 offices abroad.

                            Business Strategy

Our business strategy is to grow domestically and internationally by increasing market share in each of our operating segments. The key elements of this strategy are:

     -   Increasing the number and the dollar value of our contracts
     - Expanding and diversifying our client base by attracting new private and public sector clients and developing a diversified mix of projects
     - Increasing the number of large, longer-term projects with the potential for higher
     -   profit margins
     - Encouraging ownership in our CH2M HILL common stock across a greater proportion of our workforce

                            Operating Segments

We provide services to our clients through three operating segments:

     -   Environmental, Energy and Infrastructure
     -   Water
     -   Industrial

Environmental, Energy and Infrastructure
Our Environmental, Energy and Infrastructure (''EE&I'') operating segment consists of two businesses: Environmental, Nuclear, Energy & Systems (''ENE&S'') and Transportation. These two businesses are described below.

EE&I's business strategy is to grow by increasing market share in each of its two businesses, expanding its client base and obtaining large, longer-term projects with the potential for higher profit margins. While maintaining its focus on its traditional services, EE&I is expanding its expertise into related industries such as telecommunications, and into related business concepts such as ''sustainable development.'' Sustainable development is a design approach that addresses environmental issues throughout the life of a project, from design and construction to decommissioning and seeks to minimize total environmental impact.

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

            1. Environmental. Our Environmental group provides environmental consulting for remedial construction projects, ecological and natural resource damage assessments, strategic environmental management and permitting services, environmental liability management services, site investigations, remedial design, implementation and construction services, treatment systems for hazardous, toxic and radioactive waste contaminated properties, and sustainable development planning, design and construction services. Representative Environmental projects include:

                  - Environmental consulting, engineering and remedial activities for the U.S. Air Force Center for Environmental Excellence
                  - Remediation of contaminated sites on U.S. Navy installations in 26 states and several foreign countries
                  - Program management and remedial design of a refinery for a large oil company
                  - Environmental impact studies for a number of proposed industrial projects and municipal programs on behalf of the Beijing city government in China

            2. Nuclear. Our Nuclear group provides program management, integration, engineering, construction and operations and maintenance services for the U.S. Department of Energy and commercial nuclear power plants. We manage decommissioning and closure of weapons production facilities and design nuclear waste treatment and handling facilities in the United States, Western, Central and Eastern Europe and the former Soviet Union. Representative Nuclear projects include:

                  - Management and integration of decontamination, decommissioning, and closure of the nuclear weapons production facility at Rocky Flats in Golden, Colorado, on behalf of the U.S. Department of Energy
                  - Engineering, design and technical services to support decontamination, decommissioning and remedial activities at the U.S. Department of Energy Hanford Reservation in Richland, Washington
                  - Decontamination and decommission planning and engineering for a university research center in Atlanta, Georgia

            3. Energy. Our Energy group provides full lifecycle energy services for power projects around the world. The Energy group's services range from design to decommissioning, including consulting, engineering, construction, operations and maintenance services. Representative Energy projects include:

                  -  Expert consulting on utility deregulation
                  - Consulting and design for photovoltaic manufacturing process
                  -  The design and construction of energy efficiency upgrades
                  -  Development of generation services in renewable energy
                  -  Carbon and other greenhouse gasses management projects

            4. Systems. For the communications industry, our Systems group provides program management, planning, design, and construction management of local and regional fiber optic and hybrid fiber/coaxial systems for voice, video and data communications. In other markets, our Systems group develops and implements environmental management information systems, total energy management and information technology systems, and industrial process design/build. It provides military base operation services for government agencies, and other outsourcing services for industrial and government clients. Representative Systems projects include:

                  - Program management, design and construction management of voice, video and data networks for a large telecommunications company in Europe
                  - Design, construction and installation of an industrial process system for metal plating facility
                  - Program management for the upgrade of a hybrid fiber/coaxial network for voice, video and high-speed data services in several U.S. cities

            5. Transportation. Transportation provides planning, siting, permitting, design, program and construction management, intermodal transportation planning and consulting services for aviation, ports, highways, bridges and transit systems. Representative Transportation projects include:

                  - Master planning and program management for a large international airport in the northwest region of the U.S., including terminal, financial and airport environmental planning
                  - Developing lighting control systems for large international airport in the U.S., including touch-screen controls, runway incursion protection and automatic safety measures
                  - Designing and providing project management and engineering services for the expansion of a container shipping terminal in the Eastern U.S., including berths, wharf and cranes
                  - Seismic retrofit design of seven bridges along an interstate highway in California
                  - Design and construction of the Eastern Transportation Corridor for the Orange County, California transportation authority including 27 miles of highway and 58 bridges
                  -  Designing parking structure and bridge for major U.S.
                     airport

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

     Water & Wastewater. Our Water & Wastewater business focuses on the planning, design, construction and implementation of water supply systems and wastewater treatment facilities. Representative Water & Wastewater projects include:

                  - Design and construction of a waste water treatment plant in the Republic of Singapore
                  - Design and construction of a water treatment plant expansion in Tampa, Florida
                  - Design, construction and commissioning of a wastewater treatment facility in Manakau, New Zealand
                  - Program management for design and construction of a deep tunnel sewage project in the Republic of Singapore
                  - Design, construction and commissioning of a water treatment plant in Halifax, Nova Scotia

     Operations & Maintenance. Our Operations & Maintenance business provides water, wastewater and public works operations and maintenance services to water and wastewater facility operators, including startup and performance testing, consulting, facility operations, on-going maintenance and management. The facility management services include water and wastewater treatment, collection, and distribution, equipment and process maintenance, and site grounds maintenance. Representative Operations & Maintenance projects include:

                  - Operations and maintenance of a water reclamation center in Fairfield, California
                  -  Operations of the wastewater facilities in Hoboken, New
                     Jersey
                  - Operations of the wastewater plant for a large brewery in Jacarei, Brazil

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

The Industrial operating segment built its reputation primarily in the micro-electronics industry, where it offers a single source for a broad range of integrated design and construction services. The Industrial segment's clients typically require design and installation services for complex systems that comprise many of their facilities, including clean rooms, ultrapure water and wastewater treatment systems, chemical and gas systems, and production tools. Representative Industrial projects include:

     - Design and construction services for the development of multiple U.S. and foreign production facilities for a major microelectronics manufacturer
     - Design and construction services for a soy sauce production facility in California for a Japanese food processing manufacturer
     - Complete engineering and construction services for an ultrapure water system for a multi-national pharmaceutical manufacturer
     - Continuous facility engineering, maintenance and operations support services for several microelectronics manufacturers under multi-year contracts

                                 Clients

Our clients include:

     - Companies in the energy, transportation, chemical, steel, aluminum, mining, forest products, electronics, food, pharmaceuticals and manufacturing industries in the United States and more than 20 foreign countries
     - The U.S. Agency for International Development, U.S. Department of Defense, U.S. Department of Energy and U.S. Environmental Protection Agency
     - A variety of state and local government agencies in the United States and abroad

                                Kaiser-Hill

In 1995, through Kaiser-Hill Company, LLC (Kaiser-Hill), we won the U.S. Department of Energy's Performance Based Integrating Management Contract for the Rocky Flats Closure Project in Golden, Colorado. Kaiser-Hill is a joint venture with Kaiser Group International, Inc. CH2M HILL holds a 50 percent interest in the joint venture. Rocky Flats is a former U.S. Department of Energy nuclear weapons production facility. Under the contract, Kaiser-Hill oversees plutonium stabilization and storage, environmental restoration, waste management, decontamination and decommissioning, site safety and security, and construction activities of subcontractor companies.

Under the initial performance-based contract signed by Kaiser-Hill, a concept that was developed in the U.S. Department of Energy's 1994 Contract Reform Initiative, 85% of Kaiser-Hill's fees are based on performance, while only 15% are fixed. Kaiser-Hill's contract commits it to dealing with urgent risks first. Achievement of measurable results in the following ''urgent risk'' areas determines Kaiser-Hill's incentive fee: stabilize plutonium and plutonium residues for specific time frames; consolidate plutonium in a single building; and clean up and remove all high-risk ''hot spot'' contamination.

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

                                 Backlog

At December 31, 2000, our backlog was approximately $4,560 million, compared to a backlog of approximately $2,292 million at December 31, 1999. We define backlog as contracted task orders less previously recognized revenue on such task orders. U.S. government agencies operate under annual fiscal appropriations by Congress and fund various federal contracts only on an incremental basis. The same is true of many state, local and foreign contracts. Our ability to earn revenues from our backlog depends on the availability of funding for various U.S., state, local and foreign government agencies.

                          Government Contracting

Overall, we received 31% of our revenues in 2000 from U.S. federal government contracts. Contracts with the federal government and its prime contractors usually contain standard provisions for termination at the convenience of the government or such prime contractors. Upon such a termination, we are generally entitled to recover costs incurred, settlement expenses and profit on work completed prior to termination. Terminations of federal contracts may occur, and such terminations could adversely affect our business and prospects.

Federal contract payments we receive in excess of allowable direct and indirect costs are subject to adjustment and repayment after audit by government auditors. The U.S. government has completed audits on our incurred contract costs through December 31, 1997, and audits are continuing for subsequent periods.

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

          Our Environmental Activities and Potential Liabilities

A substantial portion of our business has been generated either directly or indirectly as a result of federal, state, local and foreign laws and programs related to protection of the environment. Our environmental activities are conducted in the context of a rapidly developing and changing statutory and regulatory framework. Such activities are subject to regulation by a number of federal agencies, including the U.S. Environmental Protection Agency (''EPA''), the U.S. Nuclear Regulatory Commission and the U.S. Occupational Safety and Health Administration, as well as similar state, local and foreign regulatory agencies.

Several federal statutes govern our environmental activities. The Comprehensive Environmental Response, Compensation and Liability Act (''CERCLA'') established the ''superfund'' program to clean up hazardous waste sites, and provides for penalties and punitive damages for noncompliance with EPA orders. CERCLA may impose strict liability (joint and several as well as individual) on hazardous substance waste owners, operators, disposal arrangers, transporters and disposal facility owners and operators (collectively, ''Potentially Responsible Parties'' or ''PRPs''). Liabilities under CERCLA may include payment of the costs of removal or remedial action, for other necessary response costs, for damages for injury, destruction or loss of natural resources, and for the cost of health effects studies.

Although the liabilities imposed by environmental legislation are generally intended to remedy and prohibit pollution by industrial companies, we could face liability under environmental laws in some circumstances. Increasingly, there are efforts to expand the reach of CERCLA to make environmental contractors responsible for cleanup costs by claiming that environmental contractors are owners or operators of hazardous waste facilities or that they arranged for treatment, transportation, or disposal of hazardous substances. Should we be held responsible under CERCLA for damages caused while performing services or otherwise, CH2M HILL could be forced to bear such liability by itself, if contribution or indemnification is not available from other parties. The Resources Conservation and Recovery Act (''RCRA'') governs hazardous waste generation, treatment, transportation, storage, and disposal. RCRA, or similar EPA-approved state programs, govern waste-handling activities involving wastes classified as ''hazardous.'' Substantial fees and penalties may be imposed under RCRA and similar state statutes for any violation.

In addition to civil and criminal liabilities under environmental laws, we could face liabilities to clients and other private parties for property damage, personal injury and other claims. Such claims could arise in a number of ways, including:

     -  An accidental release of pollutants during our performance of services
     - The inability of one of our remedial plans to contain or correct an ongoing seepage or release of pollutants
     - The inadvertent exacerbation by us of an existing contamination problem
     - Reliance by others on reports or recommendations we prepare that turn out to be incorrect

In the environmental field, personal injury claims may arise in connection with our work while it is being done or long after completion of the project. In addition, claimants may assert that we should be strictly liable for
performing environmental remediation services   that is, liable for damages
even though our services may have been performed using reasonable care   on
the grounds that such services involve ''abnormally dangerous activities.''

           Our Contractual Obligations and Potential Liabilities

We operate under a number of different types of contracts with our private and public sector clients, including cost reimbursement contracts, time-and-materials contracts, and fixed price contracts. Fixed price contracts accounted for approximately 27% of our revenues in 2000. Under fixed price contracts, we are paid a predetermined amount for all services provided as determined at the project's inception. Under time-and-materials contracts, we are paid at a specified fixed hourly rate for direct labor hours worked. Under cost reimbursement contracts, our costs are reimbursed, often with a negotiated cost ceiling and also with an incentive fee to provide inducement for effective project management. We assume the greatest financial risk on fixed price contracts because we assume the risk of performing those contracts at the stipulated prices regardless of actual costs incurred. We also incur some financial risks under time-and-materials contracts because we contract to complete the work at negotiated hourly rates. The failure to accurately estimate ultimate costs or to control costs during performance of the work could result in losses or reduced anticipated profits.

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

              International Operations Pose Risks and Complexities

We routinely conduct operations outside of the United States. Overall, we derived approximately $261 million or 15 percent of our service revenues in 2000 from such operations. International operations entail additional business risks and complexities such as foreign currency exchange fluctuations, different taxation methods, restrictions on financial and business practices and political instability. Our international clients include both private sector firms and foreign government agencies in more than 30 countries, with significant projects in Ireland, Singapore, Spain, Taiwan, and United Kingdom.

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

Item 2.   Properties
Our corporate headquarters, a 131,000 square foot facility, is located at 6060 South Willow Drive, Greenwood Village, Colorado 80111. We lease all of our significant facilities, including our corporate headquarters and approximately 87 domestic and 56 foreign office locations, under many separate leases. We believe that comparable facilities are available for lease and therefore that the loss of any such leases would not have a material adverse impact on our operations. We believe that our facilities are adequate for the present needs of our business.

Item 3.   Legal Proceedings
CH2M HILL is party to various legal actions arising in the normal course of its business, some of which involve claims of substantial sums. Damages assessed in connection with and the cost of defending any such actions could be substantial. CH2M HILL's management believes that the levels of insurance coverage are generally adequate to cover CH2M HILL's liabilities, if any, with regard to such claims. CH2M HILL generally accrues amounts for retentions and deductibles based on advice from legal counsel when it is probable that a loss will be incurred and such loss is estimable. Gain contingencies or recoveries are rare and are usually recorded when the cash is collected.

Item 4.   Submission of Matters to a Vote of Security Holders
No items were submitted to a vote of security holders during the fourth quarter of 2000.

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder
Matters
CH2M HILL is employee owned. As a result CH2M HILL stock is available to CH2M HILL employees, directors and consultants only. There is no market for CH2M HILL stock with the general public. In order to provide liquidity for its shareholders, however, an internal market (the "Internal Market") is maintained through a broker, Buck Investment Services, Inc.

The Internal Market permits existing shareholders to offer for sale shares of CH2M HILL common stock on predetermined days, (each, a "Trade Date"). Generally, there are four Trade Dates each year which typically occur approximately four weeks after the quarterly meeting of CH2M HILL's Board of Directors which are currently scheduled for February, May, August and November. All sales of CH2M HILL common stock are made at the price determined by the Board of Directors pursuant to the valuation process described below.

All sales of common stock on the Internal Market will be restricted to the following buyers:
  -   Employees, directors and consultants of CH2M HILL
  -   Employee Benefit Plans:
      -  Trustees of the Retirement and Tax-Deferred Savings Plan
      -  Trustees of the Deferred Compensation Plans
      -  Administrator of the Payroll Deduction Stock Purchase Plan

All sellers on the Internal Market, other than CH2M HILL and the employee benefit plans, pay Buck Investment Services, Inc. a commission equal to 2 percent of the proceeds from such sales. No commission is paid by purchasers on the Internal Market.

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

To the extent that the aggregate number of shares sought to be purchased by buyers exceeds the aggregate number of shares offered for sale by shareholders, CH2M HILL may, but is not obligated to, sell authorized but unissued shares of CH2M HILL common stock in the Internal Market. If the aggregate purchase orders exceed the number available for sale, the following prospective purchasers will have priority, in the order listed:

     -  Administrator of the Payroll Deduction Stock Purchase Plan
     -  Trustees of the Retirement and Tax-Deferred Savings Plan
     - Individual employees, directors and consultants on a pro-rata basis which includes purchases through deferred compensation plans

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

"M" is the market factor, which is subjectively determined in the sole discretion of the Board of Directors. In determining the market factor, the Board of Directors will take into account factors the directors consider to be relevant in determining the fair market value of the CH2M HILL common stock, including:

     - the market for publicly traded equity securities of companies comparable to CH2M HILL
     - the merger and acquisition market for companies comparable to CH2M HILL
     -  the prospects for CH2M HILL's future performance
     -  general economic conditions
     -  general capital market conditions
     -  other factors the Board of Directors deems appropriate

In setting the market factor, the Board of Directors takes into account the company appraisal information obtained by the trustees of the benefit plans. The existence of an over-subscribed or under-subscribed market on any given Trade Date will not affect the stock price on that Trade Date. However, the Board of Directors, when determining the stock price for a future Trade Date, may take into account the fact that there have been under-subscribed or over-subscribed markets on prior Trade Dates.

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

"P" is profit after tax, otherwise referred to as net income, for the four fiscal quarters immediately preceding the Trade Date. Nonrecurring or unusual transactions could be excluded from the calculation at the discretion of the Board of Directors. Nonrecurring or unusual transactions are unforeseen developments that the market would not generally take into account in valuing an equity security. A change in accounting rules, for example, could increase or decrease net income without changing the fair market value of the CH2M HILL common stock. Similarly, such a change could fail to have an immediate impact on the value of the CH2M HILL common stock, but still have an impact on the value of the CH2M HILL common stock over time. As a result, the Board of Directors feels that in order to determine the fair market value of the CH2M HILL common stock, it needs the ability to review unusual events that affect net income.

"SE" is total shareholders' equity, which includes intangible items, set forth on CH2M HILL's most recently available quarterly or annual financial statements. Nonrecurring or unusual transactions could be excluded from the calculation at the discretion of the Board of Directors.


"CS" is the weighted average number of shares of CH2M HILL common stock outstanding during the four fiscal quarters immediately preceding the Trade Date, calculated on a fully diluted basis. By "fully diluted" we mean that the calculations are made as if all outstanding options to purchase CH2M HILL common stock had been exercised, and the proceeds were used to purchase CH2M HILL common stock during the period, and, as if other "dilutive" securities were converted into shares of CH2M HILL common stock.

                        Current Price of Common Stock

Because the common stock has not been publicly traded, there has not been any historical market-determined price. Prior to 2000, the Board of Directors periodically (usually once per year) determined the price of the common stock for purposes of awards of common stock made pursuant to the annual incentive bonus to selected employees under the company's "key employee policy", which was terminated and replaced with the Internal Market. Starting in 2000, with the introduction of the Internal Market and its quarterly trades, the Board of Directors now reviews the common stock price quarterly and uses the internal market valuation methodology to set the price for the common stock. The stock prices established by the Board of Directors are as follows:


                                              Price Per Share
                             Date             (New Formula)
                          ___________        _______________
                         02/18/2000                $6.34
                         05/11/2000                 7.06
                         08/04/2000                 7.64
                         11/10/2000                 8.40
                         02/16/2001                 9.75


                     Holders of CH2M HILL Common Stock

As of March 15, 2001, there were 3,796 holders of record of CH2M HILL common stock. As of such date, all of the CH2M HILL common stock was owned of record by current employees of CH2M HILL and by various employee benefit plans of CH2M HILL and its subsidiaries.

                              Dividend Policy

CH2M HILL has never declared or paid any cash dividends on its capital stock and no cash dividends are contemplated in the foreseeable future. We intend to retain any future earnings to finance the growth and development of our business.

Item 6.   Selected Financial Data


The following data has been derived from the Consolidated Financial Statements of CH2M HILL, which have been reported on by Arthur Andersen LLP, independent public accountants, for each of the last five years. During the periods presented, CH2M HILL paid no cash dividends on its CH2M HILL common stock. The following information should be read in conjunction with ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the Consolidated Financial Statements and related notes thereto, included elsewhere in this Form 10-K.


                                            Years Ended December 31

(dollars in thousands       2000      1999      1998      1997    1996
 except per share data)
____________________________________________________________________________
Statement of Operations
 Data:

Revenues                   $1,706,738 $1,184,528 $935,030 $917,578  $937,198

Operating Income               47,138     25,987   14,802   13,946    13,444

Net Income                     24,531     13,626    5,812    4,716     4,709

Net Income per common
 share
      Basic                      0.83       0.46     0.21     0.17      0.17
      Diluted                    0.82       0.46     0.21     0.17      0.17

Balance Sheet Data:

Total assets                  515,415    360,229  298,325  311,117   309,364

Long-term debt including
 current maturities            14,467     21,296   27,388   34,414    39,987

Total shareholders' equity    133,992     97,092   75,132   62,303    58,130


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis explains our general financial condition, changes in financial condition and results of operations for CH2M HILL as a whole and each of our operating segments including:

     -  Factors affecting our business
     -  Our revenues and profits
     -  Where our revenues and profits came from
     -  Why those revenues and profits were different from year to year
     -  Where our cash came from and how it was used
     -  How all of this affects our overall financial condition

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


                              2000             1999                1998

(in millions)                   Pre-tax            Pre-Tax            Pre-Tax
                     Revenues   Profit   Revenues  Profit  Revenues   Profit
Environmental,
Energy
and Infrastructure  $886.4  52% $27.5   $497.5  42% $17.4  $386.1  41%  $9.3
Water                503.5  30%  19.3    438.0  37%  16.3   362.8  39%   7.2
Industrial           316.8  18%  10.1    249.0  21%    -    186.1  20%   3.6
Corporate              -     -   (7.9)     -     -   (6.9)    -     -   (5.7)
                     ________________________________________________________
Total             $1,706.7 100% $49.0 $1,184.5 100% $26.8  $935.0 100% $14.4



Results of Operations for the Year Ended December 31, 2000 Compared to 1999 Revenues for the year ended December 31, 2000 were $1,706.7 million compared to $1,184.5 million for the same period in 1999. The increase of $522.2 million or 44.1% is comprised of growth in all of the operating segments. The Environmental, Energy & Infrastructure (''EE&I'') segment reported increased revenues of $388.9 million, which includes revenues generated by CH2M HILL Hanford Group, Inc. of $319.0 million (formerly known as Lockheed Martin Hanford Corporation which was acquired by CH2M HILL in December 1999.) On a comparable basis, EE&I reported increased revenues of $69.9 million or 14.1% from internal growth. For the same period, the Water segment reported increased revenues of $65.5 million or 15.0%, and the Industrial segment reported an increase of $67.8 million or 27.2%.

Pre-tax profit for the year ended December 31, 2000 was $49.0 million compared to $26.8 million in the same period of 1999. The increase of $22.2 million was comprised of increases in the EE&I segment of $10.1 million, the Water segment of $3.0 million, and the Industrial segment of $10.1 million. Corporate expenses increased by $1.0 million.

Environmental, Energy and Infrastructure
Revenues in the EE&I segment for the year ended December 31, 2000 were $886.4 million compared to $497.5 million for the same period in 1999. This increase of $388.9 million was primarily attributable to $319.0 million of revenues from CH2M HILL Hanford Group, Inc., which aligns with the nuclear business. This entity provides engineering, design and technical services to support decontamination, decommissioning and remedial activities at the U.S. Department of Energy's Hanford Reservation in Richland, Washington. Other nuclear business revenue increased $16.7 million due to expansion of the business base and an increase in the performance-based fee from the Kaiser-Hill joint venture. Revenues from our environmental business increased $43.4 million in the federal and industrial sectors primarily in the southeast and southwest regions of the United States. This growth continues to be attributable to the strong domestic economy and our ability to leverage off of our existing projects. The transportation business has increased revenues by $9.5 million for the same period. This strong performance results from extraordinarily strong markets fueled by national legislation from TEA-21 and

AIR-21, matching state funding now beginning to take effect, and the rising demand for design-build projects in the transportation sector. Our telecommunications business also reported increased revenues of $18.1 million and continues to grow. This growth is expected to continue as we provide network architecture and operating system design for clients who are building or upgrading infrastructure to keep pace with advances in technology in the United States and abroad.

Pre-tax profit for the EE&I segment was $27.5 million for the year ended December 31, 2000 compared to $17.4 million in the same period of 1999. Profit as a percent of revenue in 2000 was 3.1% compared to 3.5% in 1999. While most of the pre-tax profit improvement of $10.1 million was due primarily to volume growth in the environmental business, transportation also experienced improvements in pretax profit of $4.9 million due to incentive fees on two large programs and volume increases in the base business. The Kaiser-Hill joint venture achieved improved pre-tax profit of $3.3 million. This improvement was primarily related to performance fees earned under the old contract, which expired on January 31, 2000, for achieving significant contract milestones such as the demolition of a significant building at the Rocky Flats site.

Water
The Water segment reported revenues of $503.5 million for the year ended December 31, 2000 compared to revenues of $438.0 million in the same period of 1999. The increase of $65.5 million or 15.0% was attributable to significant growth in the water and wastewater business as well as the operations and maintenance business. Revenues from traditional engineering consulting services were $39.9 million higher than the same period of 1999, propelled by prior business development investment in the U.S. and Canada as well as the strong domestic economy. Of the $39.9 million growth, $19.0 million was achieved from design/build projects as we continue to grow this area of our operations in order to meet market demands. Additionally, revenues from operations and maintenance services increased by $7.6 million primarily due to new contracts, scope increases and shorter term consulting services on existing contracts. These new contracts are for durations of up to 20 years and contribute over $279.0 million in backlog.

The Water segment reported $19.3 million of pre-tax profit for the year ended December 31, 2000 compared to $16.3 million of pre-tax profit for the same period of 1999. Profit as a percent of revenue for 2000 was 3.8% compared to 3.7% for 1999. The increase of $3.0 million in profit is attributable to the strong revenue growth within all of our Water businesses discussed earlier.

Industrial
The Industrial segment reported revenues of $316.8 million for the year ended December 31, 2000, of which $194.8 million was generated from the microelectronics industry. The revenues for 1999 were $249.0 million, of which $164.4 million was generated from the microelectronics industry. The increase of $67.8 million was comprised of a $30.4 million increase in revenues from the microelectronics industry and an increase in revenues of $37.4 million from other industries, including food, biopharmaceutical, fine chemical and facility services. The mix of the revenues between construction costs versus services for engineering and construction management also changed significantly from 2000 as compared to 1999. The construction cost component of revenues decreased from $153.4 million, which was 61.6% of 1999 revenues, to $142.5 million, which was 45.0% of 2000 revenues. The construction revenue decrease was due to two significant construction projects that were started in 1999 but were near completion prior to second quarter of 2000. This decrease in construction revenues of $10.9 million was offset by an increase of $78.7 million in revenues from services, which increased from $95.6 million in 1999, to $174.3 million in 2000. The services revenue increase was due to a significant increase in the microelectronics industry.

The Industrial segment reported $10.1 million of pre-tax profit for the year ended December 31, 2000 compared to virtually no pre-tax profit for the year ended December 31, 1999. Profit as a percent of revenues for 2000 was 3.2%. The most significant factor causing this increase in profit was the 82.0% increase in volume of services sold during 2000 as compared to 1999 and an increase in project margins. Direct project costs, as a percentage of revenues, decreased 9% in 2000 as compared to 1999. This decrease is due to a reduction in construction related costs directly associated with the decrease in construction revenues. This resulted in higher project margins due to the change in mix of revenues, where the construction revenue component decreased considerably over the service revenue component during 2000. Indirect labor costs, which are made up of salaries and benefits of all administrative personnel, plus salaries and benefits of technical personnel for hours not working on billable client services, decreased, as a percent of the services portion of gross revenues, 21% from 2000 as compared to 1999. This decrease is due to the significant increase in the number and size of projects performed for the microelectronics industry. Other overhead, general and administrative costs decreased, as a percentage of the services portion of revenues, by 9% in 2000 as compared to 1999.

1999 Results of Operations Compared to 1998
Revenues for the year ended December 31, 1999 were $1,184.5 million compared to $935.0 million for the same period in 1998. The increase of $249.5 million or 26.7% is comprised of growth in the Environmental, Energy & Infrastructure (''EE&I'') segment of $111.4 million, the Water segment of $75.2 million, and the Industrial segment of $62.9 million.

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

Joint Ventures
We routinely enter into joint venture arrangements in order to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are established to manage a specific project. Our largest joint venture is Kaiser-Hill, in which we own a 50% interest. This joint venture is attributable to our EE&I operating segment. The earnings from this joint venture are reported as equity in earnings of investees accounted for under the equity method, along with other joint ventures that are individually insignificant.

For the years ended December 31, 2000, 1999, and 1998, we reported equity in earnings of investees accounted for under the equity method of $13.4 million, $12.4 million, and $8.4 million, respectively. The earnings from the Kaiser-Hill joint venture for the same periods were $10.2 million, $6.4 million and $7.8 million, respectively. The increase in earnings from the Kaiser-Hill joint venture in 2000 were primarily related to performance fees earned under the old contract, which expired on January 31, 2000, for achieving significant contract milestones such as the demolition of a significant building at the Rocky Flats site. The year-to-date results also include fees under the new contract, which was effective February 1, 2000. Under the Performance Based Management contract, as discussed below, fees are earned based upon specific negotiated performance incentives which are heavily weighted to the U.S. Government's fiscal year end of September 30. Due to the timing of specific work scopes and the completion of these activities, earnings may not be comparable from period to period.

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

Effective February 1, 2000, the U.S. Department of Energy extended Kaiser-Hill's Rocky Flats contract. Although the new contract is a closure contract and does not have a defined term, we anticipate that closure of the site will be in 2006. Under the new contract, Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure costs. Outside of a negotiated range, for every dollar that the U.S. Department of Energy saves with earlier clean-up, Kaiser-Hill receives a 30 cent increase in fee. At the same time, for every dollar the clean-up is over budget, the fee is reduced by 30 cents up to an agreed minimum. The ultimate fee will also be impacted by the project schedule and safety of our performance to achieve the site closure.

Corporate Expenses
Corporate expenses for the year ended December 31, 2000 were $7.9 million compared to $6.9 million in 1999 and $5.7 million in 1998. During 2000, we incurred expenses to buy out a supplemental retirement plan associated with the old key employee program and to accrete the value of certain equity instruments related to our compensation plans to the current stock price. The increase of $1.2 million in 1999 is primarily related to the registration of our stock with the Securities and Exchange Commission. Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax, and general business development efforts.

Income Taxes
The income tax provision for the year ended December 31, 2000 was $24.4 million compared to $13.1 million in 1999 and $8.6 million in 1998. For 2000, the effective tax rate was 49.9% compared to 49.1% in 1999 and 59.6% in 1998. The fluctuations in the effective tax rates are primarily due to the fluctuations of non-deductible foreign net operating losses as we have been able to improve the financial performance of our international operations.
Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to disallowed portions of meals and entertainment expenses and non-deductible foreign net operating losses. Our income tax provisions for the last three years were as follows:


             Date         Income Tax Provision    Effective Tax Rate
                             (in millions)
          ___________     ____________________    __________________
             2000                $24.4                 49.9%
             1999                $13.1                 49.1%
             1998                 $8.6                 59.6%


Liquidity and Capital Resources

Cash Flows from Operating Activities
For the year ended December 31, 2000, operations provided $115.1 million of cash compared to $29.6 million in 1999. In 1998, operations used $4.4 million of cash. During 2000 and 1999, our receivables, payables, billings in excess of revenues and other current liabilities increased due to growth and due to the pass-through of revenues and expenses related to new, large construction projects. During 1999, other current liabilities decreased primarily due to the payment of accrued incentive compensation and the settlement of accrued liabilities.

Cash Flows from Investing Activities
Our business does not require significant capital expenditures. The capital expenditures are generally for purchases of office equipment and leasehold improvements. We spent $7.9 million in 2000, $4.4 million in 1999, and $4.7 million in 1998 on such expenditures. We have now established a formal operating lease program under which most of our computing and related equipment is procured on an ongoing basis. The increase in capital expenditures from 1999 to 2000 reflects leasehold improvements for large regional office moves for which the leases had expired.

In 1999, we made three acquisitions, one of which was significant. We purchased the CH2M HILL common stock of Lockheed Martin Hanford Corporation ("Hanford") for $19.4 million. Subsequent to December 31, 2000, we signed a new five-year contract with the Department of Energy that extends our current contract through September 2006, for which we paid Lockheed Martin $5.0 million. We are now committed to specific milestones for the duration of the contract. Fees are earned based on specific negotiated performance incentives. Hanford is an environmental management contractor that provides tank waste remediation services to the U.S. Department of Energy. The original acquisition and the contract extension results in a total contract-in-place intangible asset of $24.4 million that is being amortized over the life of the contract of seven years.

Cash Flows from Financing Activities
During 2000, we borrowed an average of less than $0.1 million. During 1999, we borrowed an average of $0.6 million. The weighted average interest rate on these borrowings was 8.5% and 5.9% during 2000 and 1999, respectively. At December 31, 2000 and 1999, no amounts were outstanding. In June 1999, we entered into a new credit facility for a $100.0 million revolving line of credit maturing June 2003, which may be extended for an additional one-year period, and the maximum amount of credit available may be increased by $25.0 million, under certain conditions. The facility may be used for general corporate purposes and permitted acquisitions. At the option of CH2M HILL, the facility bears interest at a rate equal to either the London Inter-Bank Offering Rate for interest periods of 1, 2, 3 or 6 months, plus applicable margins ranging from 1.0% to 2.0%, the lender's prime rate, or the sum of 0.5% plus the federal fund rate, if greater than the lender's prime rate. Borrowings under the credit agreement are available on a revolving basis through the final maturity date. The credit facility is guaranteed by each direct and indirect wholly-owned subsidiary of CH2M HILL whose gross revenues account for greater than 5% of the consolidated annual revenues of CH2M HILL. The credit agreement contains usual and customary representations and warranties, and affirmative and negative covenants and financial covenants for credit facilities of like size, type and purpose. CH2M HILL is in compliance with such covenants.

At December 31, 1999, under our unsecured loan agreement, we had an outstanding term loan for $2.0 million, which was paid in full during 2000. We also had $14.1 million and $18.8 million at December 31, 2000 and 1999, respectively, of notes payable to over 300 former shareholders in varying amounts over the next ten years. Generally, no new shareholder notes will be issued since shareholders may sell their CH2M HILL stock through the Internal Market.

CH2M HILL believes its current sources of funds will be sufficient to satisfy its current operations and anticipated growth through 2001.

Derivatives and Financial Instruments
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes fair value accounting and reporting standards for derivative instruments and hedging activities. CH2M HILL adopted SFAS No. 133 on January 1, 2001. SFAS No. 133 requires all derivative instruments to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

CH2M HILL utilizes certain derivative financial instruments to manage its market risk associated with fluctuations in interest rates or foreign currencies. CH2M HILL intends to designate the contracts as hedges and record derivative assets and liabilities on its balance sheet based on the fair value of the contracts. Such amounts are expected to be substantially offset by an amount that will be recorded in "Accumulated other comprehensive income" on CH2M HILL's consolidated balance sheet. The fair values of derivative instruments will fluctuate over time due to changes in the underlying contract prices.

Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

- the continuance of and funding for certain governmental regulation and enforcement programs which create demand for our services
-  our ability to attract, finance and perform large, longer-term projects
- our ability to insure against or otherwise cover the liability risks inherent in our business, including environmental liabilities and professional engineering liabilities
- our ability to manage the risks inherent in the government contracting business
-  our ability to manage the costs associated with our fixed-price contracts
-  our ability to attract and retain professional personnel
-  general economic conditions

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
CH2M HILL is exposed to market risk from changes in interest rates and foreign exchange rates. This risk is monitored and managed to limit the effect of interest rate and foreign exchange rate fluctuations on earnings and cash flows. CH2M HILL's interest rate exposure is generally limited to its unsecured revolving credit agreement and to its notes payable to former shareholders. The unsecured revolving credit agreement and the notes payable to former shareholders are described more fully in Note 3 and Note 4, respectively, to the consolidated financial statements. Historically, we have used short-term variable rate borrowings under the revolving credit agreement on a limited basis. At December 31, 2000, there were no borrowings against the credit facility which has a maturity date of June 17, 2003. The interest rate on the notes payable to former shareholders is variable and fluctuates annually based on the U.S. Federal Reserve Discount rate. These notes have varying maturities through 2009. Additonally, in December 2000, we entered into an interest rate collar in order to hedge our inherent interest rate risk. The interest rate collar was settled in March 2001 for a nominal amount. CH2M HILL may use interest rate swap agreements or similar financial instruments for purposes other than trading. CH2M HILL has assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on the financial position of CH2M HILL.

CH2M HILL is exposed to foreign exchange risks in the normal course of its international business operations. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. CH2M HILL may engage in forward foreign exchange contracts to reduce its economic exposure to changes in exchange rates on a limited basis because the associated risk is not considered significant. Generally, any forward contracts are entered into to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. We do not currently have any derivative financial instruments outstanding.

Item 8.   Financial Statements and Supplementary Data
Reference is made to the information set forth on pages F-1 through F-19.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

                                 PART III

Item 10.   Directors and Executive Officers of the Registrant

Directors
See the information set forth in the section of the Proxy Statement entitled "Election of Directors," which is incorporated herein by reference.

Executive Officers
See the information set forth in the sections of the Proxy Statement entitled "Continuing Directors" and "Other Executive Officers" which is incorporated herein by reference.

Item 11.   Executive Compensation
See the information set forth in the sections of the Proxy Statement entitled "Executive Compensation," which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management See the information set forth under "Security Ownership of Certain Shareholders and Management" in the Proxy Statement which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
See the information set forth in the section of the Proxy Statement entitled "Certain Relationships and Related Transactions," which is incorporated herein by reference.


                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents Filed as Part of this Report
     1.  Financial Statements

         Report of Independent Public Accountants
           Arthur Andersen LLP.......................................F-1
         Consolidated Balance Sheets at December 31, 2000 and 1999...F-2 Consolidated Statements of Income for the Years Ended
           December 31, 2000, 1999 and 1998..........................F-3
         Consolidated Statements of Shareholders' Equity for the
           Years Ended December 31, 2000, 1999 and 1998..............F-4
         Consolidated Statements of Cash Flows for the Years
           Ended December 31, 2000, 1999 and 1998....................F-5
         Notes to Consolidated Financial Statements..................F-6

     2.  Financial Statement Schedules

         All financial statement schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto, or because such schedules are not applicable.

     3.  Exhibits

         The following exhibits are filed as part of this annual report:

         Exhibit
         Number      Description
        ________     _____________
          2.1        Stock Purchase Agreement, dated as of November 29, 1999,
                     by and between CH2M HILL Companies, Ltd. and Lockheed
                     Martin Corporation [certain portions of the Stock
                     Purchase Agreement have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission] filed as Exhibit
                     2.1 on Form 8-K, on January 5, 2000 (File No. 000-27261)
          3.1        Restated Articles of Incorporation of CH2M HILL
                     Companies, Ltd. filed as Exhibit 3.1 on Form 10-K, on
                     March 29, 2000
          3.2        Restated Bylaws of CH2M HILL Companies, Ltd. filed as
                     Exhibit 3.2 on Form 10-K, on March 29, 2000
         10.1        CH2M HILL Retirement and Tax-Deferred Savings Plan, as
                     amended and restated effective June 1, 2000 filed as
                     Exhibit 10.1 on Form 10-K, on March 29, 2000
         10.3        CH2M HILL Companies, Ltd. 1999 Stock Option Plan, as
                     amended and restated on November 12, 1999 filed as
                     Exhibit 10.3 on Form 10-K, on March 29, 2000
         10.4        CH2M HILL Companies, Ltd. Payroll Deduction Stock
                     Purchase Plan filed as Exhibit 10.4 on Form 10-K, on
                     March 29, 2000
         10.5        CH2M HILL Companies, Ltd. Pre-Tax Deferred Compensation
                     Plan effective November 12, 1999 filed as Exhibit 10.5
                     on Form 10-K, on March 29, 2000
         10.6        Trust Under CH2M HILL Companies, Ltd. Pre-Tax Deferred
                     Compensation Plan filed as Exhibit 10.6 on Registration
                     Statement on Form S-1, Amendment No. 1, on May 14, 1999
                     (File No. 333-74427)
         10.7        CH2M HILL Companies, Ltd. After-Tax Deferred Compensation
                     Plan effective November 12, 1999 filed as Exhibit 10.7
                     on Form 10-K, on March 29, 2000
         10.8        Trust Under CH2M HILL Companies, Ltd. After-Tax Deferred
                     Compensation Plan filed as Exhibit 10.8 on Registration
                     Statement on Form S-1, Amendment No. 1, on May 14, 1999
                     (File No. 333-74427)
         10.9        Contract with Buck Investment Services, Inc., filed as
                     Exhibit 10.9 to Registration  Statement on Form S-1,
                     Amendment No. 1, on May 14, 1999 (File No. 333-74427)
         10.10       Contract (#DE-AC3495RF00825) between Kaiser-Hill Company,
                     LLC, a subsidiary of the Corporation, and the U.S.
                     Department of Energy dated as of April 4, 1995, along with Modifications 1 to 81 to Contract #DE-AC3495RF00825
                     (Modifications 41, 72 and 78 not received), incorporated by reference from ICF Kaiser International Inc.'s (i)
                     Form 10-K for the fiscal year ended February 28, 1995 filed on March 29 1996 (File No. 1-12248); (ii)
                     Registration Statement on Form S-1 filed on November 27,
                     1996 (SEC file no. 333-16937); (iii) Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1998 (File No. 1-12248)
         10.11       Contract between Kaiser-Hill Company, LLC, a subsidiary
                     of the Corporation, and the U.S. Department of Energy dated January 24, 2000 filed as Exhibit 10.11 on Form
                     10-K, on March 29, 2000
         10.12       $100,000,000 Senior Unsecured Revolving Credit Agreement
                     dated as of June 18, 1999, Wells Fargo Bank, National
                     Association, as Agent, filed as Exhibit 10.11 to Registration Statement on Form S-1, Amendment No. 2, on
                     July 8, 1999 (File No. 333-74427)
         10.13       Deferred Compensation Retirement Program Arrangement
                     effective December 1, 1995 filed as Exhibit 10.13 on
                     Form 10-K, on March 29, 2000
         10.14       Executive Deferred Compensation Program Arrangement
                     effective January 1, 1997 filed as Exhibit 10.14 on Form
                     10-K, on March 29, 2000
        *10.15       First Amendment to $100,000,000 Secured Revolving Credit
                     Agreement dated as of June 18, 1999, Wells Fargo Bank,
                     National Association as Agent
        *10.16       Assignment and Acceptance of $100,000,000 Senior
                     Unsecured Revolving Credit Agreement
        *10.17       CH2M HILL Companies, Ltd. 2001 Pre-Tax Deferred
                     Compensation Plan effective November 10, 2000
        *10.18       Trust Under CH2M HILL Companies, Ltd. 2001 Pre-Tax
                     Deferred Compensation Plan
        *10.19       CH2M HILL Companies, Ltd. 2001 After-Tax Deferred
                     Compensation Plan effective November 10, 2000
        *10.20       Trust Under CH2M HILL Companies, Ltd. 2001 After-Tax
                     Deferred Compensation Plan
        *10.21       CH2M HILL Companies, Ltd. Deferred Compensation
                     Retirement Plan effective January 1, 2000

        *10.22       CH2M HILL Companies, Ltd. Executive Deferred Compensation
                     Plan effective January 1, 2000
        *10.23       CH2M HILL Companies, Ltd. Deferred Compensation Plan
                     effective January 1, 2001
        *10.24       CH2M HILL Companies, Ltd. Deferred Compensation Trust
                     Agreement dated January 1, 2001
        *10.25       CH2M HILL Companies, Ltd. Restricted Stock Policy and
                     Administration Plan effective January 1, 2000
        *10.26       CH2M HILL Companies, Ltd. Short Term Incentive Plan
                     effective January 1, 2000
          21         Subsidiaries of CH2M HILL Companies, Ltd. filed as
                     Exhibit 21 on Form 10-K, on March 29, 2000
         *23.1       Consent of Arthur Andersen LLP
         *23.2       Consent of KPMG LLP
          99.1       Internal Market Rules, filed as Exhibit 99 to
                     Registration Statement on Form S-1 on March 15, 1999
                     (File No. 333-74427)
          99.2       Opinion of KPMG LLP filed as Exhibit 99.2 on Form 10-K,
                     on March 29, 2000

* Filed herewith

(b)  Reports on Form 8-K:

     None.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To CH2M HILL Companies, Ltd.:

We have audited the accompanying consolidated balance sheets of CH2M HILL Companies, Ltd. (an Oregon corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of CH2M HILL's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CH2M HILL Industrial Design Corporation (currently known as CH2M HILL Industrial Design and Construction, Inc.) for the years ended December 31, 1999 and 1998, which statements reflect total assets and total revenues of 21 percent and 21 percent in 1999, and 8 percent and 20 percent in 1998, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this entity, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                            ARTHUR ANDERSEN LLP


Denver, Colorado
February 16, 2001

                       CH2M HILL COMPANIES, LTD.

                      Consolidated Balance Sheets
                         (Dollars in thousands)

                                    December 31, 2000     December 31, 1999
                                   __________________    __________________
ASSETS
Current assets:
Cash and cash equivalents            $97,074                $12,557
Receivables, net -
    Client accounts                  218,419                164,914
    Unbilled revenue                  99,840                 96,610
    Other                              6,969                  5,604
Prepaid expenses and other             8,305                  7,912
                                  ________________        _____________
        Total current assets         430,607                287,597
Property, plant and equipment,
 at cost
     Land                                219                    219
     Building and land
      improvements                     2,813                  2,813
     Furniture, fixtures
      and equipment                   34,957                 30,198
     Leasehold improvements            8,798                  7,920
                                  ________________         ____________
                                      46,787                 41,150
     Less: Accumulated
      depreciation and
      amortization                   (29,144)               (26,876)
                                  ________________         ____________

        Net property, plant
         and equipment                17,643                 14,274
                                  ________________         ____________

Intangible assets, net                17,293                 18,697
Other assets, net                     41,016                 37,701
Deferred income taxes                  8,856                  1,960
                                   _______________        _____________
        Total assets             $   515,415            $   360,229
                                   ===============         ============

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Current liabilities:
Current portion of
 long-term debt                  $     3,910            $     6,375
Accounts payable                      84,629                 56,370
Billings in excess of revenues        76,143                 49,143
Accrued incentive compensation        25,261                 11,490
Employee related liabilities          58,874                 43,100
Current taxes payable                 28,180                    329
Other accrued liabilities             41,300                 19,760
Current deferred income taxes         11,975                 26,907
                                   _______________        _____________

        Total current
         liabilities                 330,272                213,474
Other long-term liabilities           40,594                 34,742
Long-term debt                        10,557                 14,921
                                  _______________        _____________

        Total liabilities            381,423                263,137
                                  ________________        _____________

Commitments and contingencies
 (Notes 3, 5 and 13)
Temporary shareholders' equity
Preferred stock, Class A $.02 par
 value, 50,000,000 shares
 authorized; 12,095,220 issued and
 outstanding at December 31, 1999;
 redeemable for $52,130                 -                       242
Common stock, $.01 par value,
 100,000,000 shares authorized;
 17,234,170 issued and outstanding
 at December 31, 1999; redeemable
 for $74,279                            -                       172
Additional paid-in capital              -                    29,234
Retained earnings                       -                    69,774
Accumulated other comprehensive
 loss                                   -                    (2,330)
                                  ________________        _____________

        Total temporary
         shareholders' equity           -                    97,092
                                 _________________        _____________

Permanent shareholders' equity
Preferred stock, Class A $.02
 par value, 50,000,000 shares
 authorized; No amounts issued
 and outstanding at December 31,
 2000
Common stock, $.01 par value,
 100,000,000 shares authorized;
 29,198,698 issued and outstanding
 at December 31, 2000                    291                   -
Additional paid in capital            41,728                   -
Retained earnings                     94,305                   -
Accumulated other comprehensive
 loss                                 (2,332)                  -
                                  ________________        _____________

        Total permanent
         shareholders' equity        133,992                   -
                                  ________________        _____________

        Total liabilities and
         shareholders' equity    $   515,415            $   360,229
                                   ===============         ============


        The accompanying notes are an integral part of these consolidated financial statements.

                           CH2M HILL COMPANIES, LTD.

                        Consolidated Statements of Income
                     (Dollars in thousands except per share)


                   December 31, 2000   December 31, 1999   December 31, 1998
                   _________________   _________________   _________________

Gross revenue      $ 1,693,346         $ 1,172,153          $ 926,630
Equity in earnings
 of joint ventures
 and affiliated
 companies              13,392              12,375              8,400
                   _________________   _________________   _________________

   Total revenues    1,706,738           1,184,528            935,030

Operating expenses:
   Direct cost of
    services and
    overhead        (1,302,159)           (845,050)          (629,468)
  General and
   administrative     (357,441)           (313,491)          (290,760)
                   _________________   _________________   _________________

Operating income        47,138              25,987             14,802

Other income (expense):
  Interest income        2,762               1,977              1,735
  Interest expense        (935)             (1,194)            (2,154)
                   _________________   _________________   _________________

Income before
 provision for
 income taxes           48,965              26,770             14,383
  Provision for
   income taxes        (24,434)            (13,144)            (8,571)
                   _________________   _________________   _________________

Net income           $  24,531           $  13,626          $   5,812
                   =================   =================   =================

Net income per
 common  share:
       Basic         $    0.83           $    0.46          $    0.21
       Diluted       $    0.82           $    0.46          $    0.21

Weighted average
 number of
 common shares:
       Basic        29,448,939          29,451,100         28,330,940
       Diluted      30,033,449          29,737,145         28,330,940


       The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD

                Consolidated Statements of Shareholders' Equity
                          (Dollars in thousands)


                                                         Total
                    Class A                              Class A
                   Preferred                            Preferred  Additional
                    Stock            Common Stock      and Common    Paid-In
               Shares     Amount  Shares       Amount    Shares      Capital
                ______   _______  ______       ______    ________    _______
BALANCES,
 December 31,
 1997          9,911,710  $ 198   17,347,000   $ 174     27,258,710  $ 15,022

Shares issued
in connection
with stock
based compensation
and employee
benefit plans  1,203,830     24    1,341,720      13      2,545,550    11,693

Shares
purchased
and retired      (46,960)    (1)  (1,731,360)    (17)    (1,778,320)   (6,432)

Comprehensive
 income:
  Net income        -         -       -           -          -           -
  Other
  comprehensive loss:
   Foreign currency
   translation
   adjustments      -         -       -           -          -           -
     Comprehensive
     income         -         -       -           -          -           -
                  ________   ____   ________     ____     _________    ______
BALANCES,
 December 31,
 1998         11,068,580    221   16,957,360     170     28,025,940    20,283

Shares issued in
connection with
stock based
compensation and
employee benefit
plans          1,310,930     26    1,322,480      13      2,633,410    14,181
Shares purchased
and retired     (284,290)    (5)  (1,045,670)    (11)    (1,329,960)   (5,230)
Comprehensive
 income:
 Net income         -         -       -           -          -           -
 Other
  comprehensive
  income:
   Foreign currency
   translation
   adjustments      -         -       -           -          -           -
     Comprehensive
     income         -         -       -           -          -           -
                  ________   ____   ________     ____     _________    ______
BALANCES,
December 31,
1999          12,095,220    242   17,234,170     172     29,329,390    29,234
Shares issued in
connection with
stock based
compensation and
employee benefit
plans               -         -    1,839,613      18      1,839,613    26,020
Shares
purchased
and retired         -         -   (1,970,305)    (20)    (1,970,305)  (13,647)
Conversion of
preferred stock
into common
stock        (12,095,220)  (242)  12,095,220     121         -            121
Comprehensive
 income:
 Net income         -         -       -           -          -           -
 Other
  comprehensive
  income:
   Foreign currency
    translation
    adjustments     -         -       -           -          -           -
      Comprehensive
      income        -         -       -           -          -           -
                  ________   ____   ________     ____     _________    ______
BALANCES,
December
31, 2000            -       $ -   29,198,698   $ 291     29,198,698  $ 41,728
                  ========   ====   ========     ====     =========    ======



                                                   Accumulated
                                                     Other          Total
                    Comprehensive    Retained    Comprehensive  Shareholders'
                       Income        Earnings         Loss         Equity
                      ___________    __________   _____________   __________
BALANCES,
 December
 31, 1997                             $ 50,336     $ (3,427)      $ 62,303
Shares issued in
connection with
stock based
compensation and
employee benefit
plans
                            -             -             -           11,730
Shares
purchased and
retired                     -             -             -           (6,450)
Comprehensive
 income:
  Net income            $ 5,812          5,812          -            5,812
  Other
  comprehensive
  loss:
   Foreign currency
   translation
   adjustments            1,737           -           1,737          1,737
                         _______
     Comprehensive
     income               7,549           -             -              -
                         =======
BALANCES,
 December 31,
 1998                                     ________     ________       _______
                                        56,148       (1,690)        75,132
Shares issued in
connection with stock
based compensation
and employee benefit
plans
                            -             -             -           14,220
Shares purchased
and retired                 -             -             -           (5,246)
Comprehensive
 income:
 Net income              13,626         13,626          -           13,626
 Other
  comprehensive
  income:
   Foreign currency
   translation
   adjustments             (640)          -            (640)          (640)
                         _______
   Comprehensive
    income               12,986           -             -              -
                         =======        ________     ________       _______
BALANCES,
December 31,
1999                                    69,774       (2,330)        97,092

Shares issued in
connection with
stock based
compensation and
employee benefit
plans                       -             -             -           26,038
Shares
purchased
and retired                 -             -             -          (13,667)
Conversion of preferred
stock into common stock     -             -             -              -
Comprehensive
 income:
 Net income              24,531         24,531          -           24,531
 Other
  comprehensive
  income:
   Foreign currency
    translation
    adjustments              (2)          -              (2)            (2)
                         ________
   Comprehensive
    income             $ 24,529           -             -              -
                         ========       ________     ________     _________
BALANCES,
December
31, 2000                              $ 94,305     $ (2,332)     $ 133,992
                                        ========     =========    =========




       The accompanying notes are an integral part of these consolidated financial statements.

                          CH2M HILL COMPANIES, LTD.

                  Consolidated Statements of Cash Flows
                          (Dollars in thousands)


                           December 31,       December 31,     December 31,
                               2000              1999             1998
                           _____________      _____________   _____________
CASH FLOWS FROM
 OPERATING ACTIVITIES:
     Net income             $  24,531          $  13,626       $  5,812
     Adjustments to
      reconcile net income
      to net cash provided by
      (used in) operating
      activities -
       Depreciation and
        amortization            9,705              6,343          8,558
       Stock based
        compensation for
        employees and
        employee benefit
        plans                  25,258             14,164         10,725
       Allowance for doubtful
        accounts                2,157              2,907          3,189
       Deferred income taxes
        and other             (15,877)            12,096          2,983
       Loss (gain) on sale
        of assets                  47                 (5)         1,727
       Change in -
          Receivables         (60,260)           (38,518)        (5,301)
          Prepaid expenses
           and other           (5,547)           (10,410)        (9,327)
          Accounts payable     28,259             25,206         (5,373)
          Billings in excess
           of revenues         27,000             18,671        (13,226)
          Other current
           liabilities         79,820            (14,475)        (4,143)
                           _____________      _____________   _____________
            Net cash provided
             by (used in)
             operating
             activities       115,093             29,605         (4,376)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Proceeds from the sale
   of assets                     -                   248            372
  Capital expenditures         (7,920)            (4,401)        (4,723)
  Acquisitions                 (2,250)           (18,406)            -
                           _____________      _____________   _____________
            Net cash used in
             investing
             activities       (10,170)           (22,559)        (4,351)


CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Borrowing on long-term debt      98                331            111
  Borrowing on line of credit   4,900             32,000             -
  Payments on line of credit   (4,900)           (32,000)            -
  Principal payments on
   notes payable to former
   shareholders                (4,600)            (5,039)        (4,966)
  Principal payments on
   long-term debt              (2,251)            (4,595)        (5,274)
  Purchases and retirements
   of stock                   (13,653)            (1,979)        (2,342)
                           _____________      _____________   _____________
            Net cash used
             in financing
             activities       (20,406)           (11,282)       (12,471)

CASH EFFECT OF CUMULATIVE
 TRANSLATION ADJUSTMENT          -                   198           (534)
                           _____________      _____________   _____________

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS          84,517             (4,038)       (21,732)
CASH AND CASH EQUIVALENTS,
 beginning of year             12,557             16,595         38,327
                           _____________      _____________   _____________
CASH AND CASH EQUIVALENTS,
 end of year                 $ 97,074           $ 12,557       $ 16,595
                           =============      =============   =============




       The accompanying notes are an integral part of these consolidated financial statements.

                           CH2M HILL COMPANIES, LTD.

                   Notes to Consolidated Financial Statements
               (Dollars in thousands, except per share information)


(1) Summary of business and significant accounting policies

CH2M HILL Companies, Ltd. is an employee-owned Oregon corporation. CH2M HILL Companies, Ltd. and its wholly owned subsidiaries are a multinational infrastructure and environmental services firm. CH2M HILL's predominant line of business is providing engineering and construction management services related to water, environmental, transportation, infrastructure and management services. CH2M HILL also provides facility design and construction management services to the electronics, food processing and biopharmaceutical related industries and provides utility system operations and maintenance services primarily for water and wastewater treatment facilities.

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

On November 6, 1998, the Board of Directors approved a new ownership program for CH2M HILL and certain resolutions that were subsequently ratified by a vote of the shareholders on December 18, 1998. Such resolutions were effective January 1, 2000 and included, but were not limited to, adopting amendments to the Restated Bylaws and Articles of Incorporation which provide for the:

- authorization to convert all outstanding Class A preferred stock into shares of common stock on a one-for-one basis,
- increase in the authorized shares of common stock to 100,000,000 , par value $.01 per share, and Class A preferred stock to 50,000,000, par value $.02 per share,
- authorization of a ten-for-one stock split on CH2M HILL's common stock and Class A preferred stock,
- imposition of certain restrictions on the stock including, but not limited to, the right but not the obligation to repurchase shares upon termination of employment or affiliation, the right of first refusal, and ownership limits.

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

The federal government accounted for 14.4% and 17.2% of our net receivables at December 31, 2000 and 1999, respectively. Receivables are stated at net realizable values, reflecting reserves of $8,820, $7,805 and $6,166 in 2000, 1999 and 1998, respectively. The changes in the allowance for uncollectible accounts consisted of the following:


                                 2000         1999         1998
                               _________     _______      ________
Balance at beginning of year    $7,805       $6,166       $2,977
Provision charged to expense     2,157        2,907        3,189
Accounts written off            (1,142)      (1,268)         -
                               _________     _______      ________
Balance at end of year          $8,820       $7,805       $6,166
                               =========     =======      ========


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


                                 2000         1999         1998
                               _________     _______      ________
Cash paid for interest          $1,030       $1,217       $1,777
Cash paid for income taxes     $16,526       $5,775      $16,352


The following noncash transactions have been excluded from the accompanying consolidated statements of cash flows:

- Stock purchases for debt of $3,211 and $3,103 in 1999 and 1998, respectively.

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

Intangible Assets
Intangible assets consists primarily of a contract-in-place and goodwill which are stated at cost or at fair value as of the date acquired in a business acquisition accounted for as a purchase, less accumulated amortization. At December 31, 2000 and 1999, the contract-in-place related to the acquisition of Lockheed Martin Hanford Corporation was $16,246 and $16,862, respectively. This contract-in-place is being amortized on a straight-line basis over the total life of the contract of seven years. At December 31, 2000 and 1999, accumulated amortization related to intangible assets was $4,155 and $659, respectively.

Other Assets
Other Assets includes capitalized software costs, investments in unconsolidated joint ventures, and prepaid pension expenses. The related amortization reflected in the statements of income and the statements of cash flows totaled $1,046 in 2000, $1,973 in 1999 and $2,188 in 1998.

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The interest rates on CH2M HILL's bank borrowings are adjusted regularly to reflect current market rates. Accordingly, the carrying amount of CH2M HILL's short-term and long-term borrowings also approximate fair value. At December 31, 2000 and 1999, the fair value of CH2M HILL's notes payable to former shareholders was $12,606 and $16,613, respectively, based on a discount rate that is estimated using the rates currently offered for debt with similar remaining maturities.

Pervasiveness of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Asset Impairment
CH2M HILL reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets which are held and used in operations would be impaired if the undiscounted future cash flows related to the asset did not exceed the net book value. If impaired, the assets are written down to their estimated fair value.

Stock-Based Compensation Plans
CH2M HILL accounts for its stock-based employee compensation agreements using the intrinsic value method under which no compensation is generally recognized for equity instruments granted to employees with an exercise price equal to or greater than the fair market value of the underlying stock.

CH2M HILL, at the discretion of the Board of Directors, provides stock bonuses to employees of CH2M HILL through short-term and long-term incentive plans, which may be deferred at the election of the employee. Expenses related to stock under these programs amounted to $18,847, $9,621 and $5,550 in 2000, 1999 and 1998, respectively.

CH2M HILL has a Retirement and Tax-Deferred Savings Plan that provides for company contributions which fluctuate based on the Company's earnings. Expenses related to stock contributions for 2000, 1999 and 1998 were $5,434, $4,542 and $1,996, respectively.

New Accounting Standards
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes fair value accounting and reporting standards for derivative instruments and hedging activities. CH2M HILL adopted SFAS No. 133 on January, 1, 2001. SFAS No. 133 requires all derivative instruments to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

CH2M HILL utilizes certain derivative financial instruments to manage its market risk associated with fluctuations in interest rates or foreign currencies. CH2M HILL intends to designate the contracts as hedges and record derivative assets and liabilities on its balance sheet based on the fair value of the contracts. Such amounts are expected to be substantially offset by an amount that will be recorded in "Accumulated other comprehensive income" on CH2M HILL's consolidated balance sheet. The fair values of derivative instruments will fluctuate over time due to changes in the underlying contract prices.

SFAS No. 133 could impact CH2M HILL's financial position and could increase volatility in earnings and accumulated other comprehensive income. In December 2000, CH2M HILL entered into an interest rate collar for the purpose of hedging its inherent interest rate risk and was designated by management as a qualifying cash flow hedge. The derivative was settled subsequent to December 31 for a nominal amount.

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

     Certain financial information for each segment is provided below:

                                                                  Financial
                                                                  Statement
          2000            EE&I      Water    Industrial   Other   Balances
______________________   _____     _______   __________   _____   _________
Revenues from
 external customers...  $876,282   $501,430   $315,634    $ -     $1,693,346
Intersegment sales....    47,587     21,308      -        (68,895)     -
Equity in earnings of
 investees accounted for
  by the equity method.   10,127      2,099      1,166      -         13,392
Depreciation and
 amortization..........    5,467      3,757        481      -          9,705
Interest income........      730      1,010      1,022      -          2,762
Interest expense.......      396        282        257      -            935
Segment profit.........   27,519     19,270     10,066     (7,890)    48,965
Segment assets.........  236,811    114,084    164,520      -        515,415


                                                                  Financial
                                                                  Statement
          1999            EE&I      Water    Industrial   Other   Balances
______________________   _____     _______   __________   _____   _________

Revenues from external
 customers............. $490,637   $433,163   $248,353  $   -     $1,172,153
Intersegment sales.....   32,379      9,949      2,589    (44,917)      -
Equity in earnings of
 investees accounted
 for by the equity
 method................    6,911      4,827        637      -         12,375
Depreciation and
 amortization..........    5,269        708        366      -          6,343
Interest income........      521      1,062        394      -          1,977
Interest expense.......      511        460        223      -          1,194
Segment profit.........   17,412     16,304        (80)    (6,866)    26,770
Segment assets.........  162,948    143,444     53,837      -        360,229



                                                                  Financial
                                                                  Statement
          1998            EE&I      Water    Industrial   Other   Balances
______________________   _____     _______   __________   _____   _________

Revenues from external
 customers............. $378,276   $362,668   $185,686  $  -        $926,630
Intersegment sales.....   21,301     18,586      1,342    (41,229)     -
Equity in earnings of
 investees accounted for
 by the equity method..    7,785        124        491     -           8,400
Depreciation and
 amortization..........    4,034      3,423      1,101     -           8,558
Interest income........      582        720        433     -           1,735
Interest expense.......      928        677        549     -           2,154
Segment profit.........    9,259      7,230      3,648     (5,754)    14,383
Segment assets.........  142,124    128,967     27,234     -         298,325



CH2M HILL derived approximately 31% in 2000, 17% in 1999 and 16% in 1998, of its total revenues from contracts with federal government agencies.

Revenues are attributed to the country in which the services are performed. Although CH2M HILL provides services in numerous countries, no single country outside of the United States accounted for a significant portion of the total consolidated revenues.

                                   2000          1999           1998
                                 _________     ___________    __________
United States                    $1,445,741    $1,072,015     $877,794
International                       260,997       112,513       57,236
                                 _________     ___________    __________
   Total                         $1,706,738    $1,184,528     $935,030


(3)   Lines of credit

CH2M HILL has an unsecured revolving credit agreement, as amended with a maximum borrowing capacity of $100,000, and a $25,000 commercial paper facility. The line-of-credit facility expires on June 17, 2003. The commercial paper facility has a term of one year and may be renewed annually. Interest accrues on outstanding borrowings at variable rates, which as of December 31, 2000, ranged from 7.1% to 7.6%, based on maturity and a liabilities to earnings ratio. Additionally, a commitment fee is payable based on the liabilities to earnings ratio. At December 31, 2000 and 1999, no amounts were outstanding under this line.

The agreement requires CH2M HILL to maintain, among other restrictions, prescribed liabilities to earnings, tangible net worth, working capital, and fixed cost coverage ratios.

The agreement allows CH2M HILL to issue letters of credit to back various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. As of December 31, 2000 and 1999, there were $18,276 and $5,735 issued and outstanding letters of credit, respectively.

(4)   Long-term debt and notes payable to former shareholders

Long-term debt consisted of the following at December 31:

                                             2000               1999
                                          __________          ___________
         Note payable to bank, 7.1%,
          repaid in full in 2000           $   -               $2,000
         Other notes payable, various
          rates between 4.8% and
          7.0%,  payable through 2002         381                 534
                                          __________          ___________
              Total long-term debt            381               2,534
         Less:  current portion of
          long-term debt                      109               2,221
                                          __________          ___________
                                           $  272              $  313
                                          ==========          ===========

Future minimum principal payments on long-term debt are as follows:

                                 Year
                                Ending
                              _________
                                 2001       $  109
                                 2002          272
                                            _______
                                            $  381
                                            =======


CH2M HILL issues interest-bearing notes to former shareholders for the purchase price of stock redeemed by CH2M HILL. The total amount outstanding for notes payable to former shareholders at December 31, 2000 and 1999 was $14,086 and $18,762, respectively. The interest on the notes is adjusted
annually (on the anniversary dates of the notes) to   of the U.S. Federal
Reserve Discount Rate on the first business day of each calendar year. At January 1, 2000 the interest rate on the notes was 3.75%. The notes are unsecured, and payable in varying annual installments through 2009.

Future minimum principal payments on notes payable to former shareholders are as follows:

                                 Year
                                Ending
                              _________
                                 2001      $ 3,801
                                 2002        3,469
                                 2003        2,399
                                 2004        1,717
                                 2005        1,317
                             Thereafter      1,383
                                          ___________
                                          $ 14,086
                                          ===========

(5)   Operating lease obligations

CH2M HILL has entered into certain noncancelable leases, which are being accounted for as operating leases. At December 31, 2000, future minimum operating lease payments are as follows:

                                 Year
                                Ending
                              _________

                                 2001     $ 39,839
                                 2002       35,738
                                 2003       28,860
                                 2004       21,862
                                 2005       21,175
                             Thereafter      8,577
                                         ___________
                                         $ 156,051
                                         ===========


Total lease and rental expense charged to operations was $46,130, $43,028 and $41,475 during 2000, 1999 and 1998, respectively.

Certain of CH2M HILL's operating leases contain provisions for a specific rent-free period. In accordance with accounting principles generally accepted in the United States, CH2M HILL accrues rental expense during the rent-free period based on total expected rent payments to be made over the life of the related lease. The excess of expense over actual cash payments to date is shown in the accompanying consolidated balance sheets in other long-term liabilities. The cash payments expected to exceed rental expense in the next year are included in other accrued liabilities.

(6)   Shareholders' equity

As discussed in Note 1, CH2M HILL and the shareholders have approved changes to the features of its stock that took effect on January 1, 2000. Prior to January 1, 2000, the bylaws and key employee agreements of CH2M HILL restricted ownership of CH2M HILL's Class A preferred and CH2M HILL common stock to active employees and provided the following:

     - Upon death, withdrawal, legal incapacity, retirement or discharge, a shareholder's shares must be sold back to CH2M HILL.

     - Upon death, legal incapacity or retirement, the purchase price was determined by a formula calculated as of December 31 of each year, based on the net book value of CH2M HILL and a multiple of the average of the past five years' earnings.

     - The purchase price of stock from employees withdrawing to compete or who were discharged is the greater of the net book value of the shares or the price of the shares at acquisition by the employee.

     - The purchase price of stock returned to CH2M HILL became interest-bearing debt to be paid over a ten-year period. Subject to Board of Directors approval, the payout period could have been shortened upon occurrence of certain criteria.

(7)   Income taxes


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


Income (loss) from continuing operations before income taxes includes the following:

                                      2000          1999           1998
                                    _________     ___________    __________
             U.S. income             $40,242        $27,538        $14,461
             Foreign income (loss)     8,723           (768)           (78)
                                    _________     ___________    __________
             Net income before taxes $48,965        $26,770        $14,383
                                    =========     ===========    ==========

The provision for income taxes for the years ended December 31 is comprised of the following:

                                      2000          1999           1998
                                    _________     ___________    __________
             Current income tax
              expense:
               Federal               $33,424        $ 6,969        $ 4,195
               Foreign                 5,640          2,994          1,458
               State & local           7,198          1,548            903
                                    _________     ___________    __________
                Total current taxes   46,262         11,511          6,556
                                    _________     ___________    __________
             Deferred tax (benefit)
              expense:
               Federal               (17,960)         1,344          1,658
               State                  (3,868)           289            357
                                    _________     ___________    __________
                Total deferred taxes (21,828)         1,633          2,015
                                    _________     ___________    __________
                Total tax expense    $24,434        $13,144         $8,571
                                    =========     ===========    ==========




The reconciliation of income tax computed at the U.S. federal statutory tax rate to CH2M HILL's effective income tax rate for the years ended December 31 were as follows:

                                      2000          1999           1998
                                    _________     ___________    __________

             Pretax income           $48,965        $26,770        $14,383
             Federal statutory rate      35%            35%            35%
                                    _________     ___________    __________
             Expected tax expense    17,138          9,370          5,034
             Reconciling items:
             State income taxes       4,679          1,055            610
             Disallowance of meals
              and entertainment
              expenses                1,570          1,384          1,665
             Foreign operating
              losses                  1,906            668            991
             Other                     (859)           667            271

                                    _________     ___________    __________
             Provision for
              income taxes          $24,434        $13,144        $ 8,571
                                    =========     ===========    ==========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 were as follows:


                                             2000           1999
                                          ___________     _____________
         Deferred tax assets:
         Foreign net operating losses       $ 3,200       $ 3,100
         Depreciation and amortization        1,650           -
         Accrued employee benefits           10,709         5,442
         Investments in affiliates            1,448         2,447
                                          ___________     _____________
         Total deferred tax assets           17,007        10,989
         Valuation allowance                 (3,200)       (3,100)
                                          ___________     _____________
         Net deferred tax assets             13,807         7,889
                                          ___________     _____________

         Deferred tax liabilities:

         Deferred recognition of net
         income until collection of
         payment occurs                      16,926        32,397
         Depreciation and amortization          -             439
                                          ___________     _____________
         Total deferred tax liabilities      16,926        32,836
                                          ___________     _____________
         Net deferred tax liability          $3,119       $24,947
                                          ===========     =============


A valuation allowance is required to be established for those deferred tax assets that it is more likely than not that they will not be realized based upon certain estimated circumstances. The above valuation allowances relate to foreign net operating losses of $8,300 and $9,500 for the years ended December 31, 2000 and 1999, respectively, which will require taxable income within the applicable foreign subsidiary in order for the deferred tax asset to be realized. The foreign net operating losses generally may be carried forward indefinitely.

Undistributed earnings of CH2M HILL's foreign subsidiaries amounted to approximately $18,704 at December 31, 2000. Those earnings are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, CH2M HILL would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers would be available to reduce some portion of the U.S. tax liabilities.

(8)   Earnings per share
The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares outstanding during the period and, to the extent dilutive, common stock equivalents consisting of stock options. The difference between the basic and diluted shares at December 31, 2000 is attributable to the dilutive effect of stock options outstanding at the end of the period. There were no dilutive securities outstanding at December 31, 1999.

(9)   Stock option plan
CH2M HILL's 1999 Stock Option Plan was approved by the Board of Directors on November 6, 1998 to reserve 8,000,000 shares of CH2M HILL common stock for issuance upon exercise of options granted under this plan.

Options have been granted at an exercise price equal to the fair market value of CH2M HILL's common stock at the date of the grant and vest over 36 months. Options generally have a term of five years from date of grant.

The following table summarizes the activity relating to options:

                                                 Year Ended
                                                 December 31,
                                    ______________________________________
                                     Stock Options         Weighted Average
                                                            Exercise Price
                                    _______________        _______________
  Stock Options:
  Options outstanding,
   December 31, 1998...........            -               $     -
   Granted.....................        2,738,305                4.31
   Exercised...................            -                     -
   Forfeited...................         (171,107)               4.31
                                    _______________        _______________
  Options outstanding,
   December 31, 1999...........        2,567,198                4.31
   Granted.....................        1,190,172                6.78
   Exercised...................          (31,640)               4.31
   Forfeited...................         (242,316)               4.83
                                    _______________        _______________
  Options outstanding,
   December 31, 2000...........        3,483,414            $   5.12

                                    ===============        ===============


The weighted-average fair values of options granted during 2000 and 1999 were $1,089 and $2,165, respectively, and were estimated using the minimum value method with the following weighted-average assumptions:


                                            2000              1999
                                           ________          _________
Risk-free interest rate................     5.17%            6.47%
Expected dividend yield rates..........     0.00%            0.00%
Expected lives.........................    3 Years          3 Years
Expected volatility....................     .001%            .001%


The following table summarizes information about the stock options outstanding at December 31, 2000:


                        Options Outstanding           Options Exercisable
                        _______________________     ________________________
                        Weighted
Range of                 Average      Weighted                      Weighted
Exercise      Number    Remaining     Average                       Average
Price      Outstanding Contractual    Exercise         Number       Exercise
                          Life         Price         Exercisable    Price
________    ___________ ___________   _________     ___________     _________
$4.31     2,354,410    3.18 Years   $4.31          577,137        $4.31
$6.34-
 $8.40    1,129,004    4.30 Years   $6.80            -              -
         ___________
          3,483,414    3.54 Years   $5.12


For purposes of pro forma disclosures, stock-based compensation is amortized over the vesting period of the options. Cumulative compensation cost recognized in pro forma net income with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Pro forma stock-based compensation, net of the effect of forfeitures and tax, was $1,053 and $285 for the years ended December 31, 2000 and 1999, respectively.

If the fair value method were used to account for employee stock option grants, CH2M HILL's net income and earnings per share for the year ended December 31, 2000 and 1999 would have decreased by the following pro forma amounts:


                                          2000         1999
                                         _______      ________
             Net income:
               As reported                $24,531     $13,626
               Pro forma                  $23,478     $13,341

             Earnings per share:
               Basic                        $0.83       $0.46
               Diluted                      $0.82       $0.46
               Pro forma                    $0.80       $0.45



(10)     Other employee benefits

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



                                     Pension Benefits       Other Benefits
                                     _________________     _________________
                                     2000        1999      2000        1999
                                     _______    ______     _______    ______
   Plan Assets in Excess of
    Benefit Obligations:
     Benefit obligation at
      December 31                   $ (59,184) $ (56,983)
    Fair value of plan assets at
     December 31                       67,500     62,053
                                     __________ _________
    Funded status                   $   8,316  $   5,070
                                     ========== =========

   Benefit Obligations in Excess
    of Plan Assets:
    Benefit obligation at
     December 31                    $ (17,463) $ (15,584)  $(12,433) $(12,004)
    Fair value of plan assets
     at December 31                    16,817     12,638        -        -
                                    __________ __________   ________ ________
    Unfunded status                 $    (646) $  (2,946)  $(12,433) $(12,004)
                                    ========== ==========   ======== ========

   Prepaid (accrued) benefit cost
    recognized in the balance sheet $  10,132  $   9,959   $ (9,344) $ (7,612)

   Weighted-average assumptions at
    December 31:
       Discount rate                    7.75%      7.75%      7.75%     7.75%
       Expected return on plan
        assets                      8.00-9.25%   8.00-9.00%     -        -


For measurement purposes, 10.39% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 6.00% for 2010 and remain at that level thereafter.

                               Pension Benefits        Other Benefits
                              __________________     __________________
                              2000         1999       2000        1999
  Net periodic benefit cost    $2,197     $2,378      $1,988       $1,766
  Employer contributions        2,370      4,182         -            -
  Participant contributions      -           -           255          241
  Benefit payments             (3,180)    (2,780)       (521)        (499)



(11)   Investments in unconsolidated affiliates

CH2M HILL has the following investments in affiliated unconsolidated companies which are accounted for under the equity method:



                                                       % of Ownership
                                                     _________________
     Domestic:
      Kaiser-Hill Company, LLC ("Kaiser-Hill")           50%
      MK/IDC (PSI)                                       38%
     Foreign:
      CH2M HILL Canada Limited                           49%
      CH2M HILL/CSA                                      50%
      Z2CLLC                                             33%
      Sembawang-IDC                                      25%
      CH2M HILL BECA, Ltd.                               50%
      TDC International of Israel                        50%
      IDC/CST                                            50%


As of December 31 2000, and 1999, the total investments in these material unconsolidated affiliates were approximately $9,837 and $8,163, respectively, and are included in other assets in the accompanying consolidated balance sheets. During the year ended December 31 2000, and 1999, CH2M HILL received distributions from Kaiser-Hill Company, LLC of $13,300, and $3,300, respectively.

Kaiser-Hill's revenues are derived from the U.S. Department of Energy's Performance Based Integrating Management Contract for the Rocky Flats Closure Project in Golden, Colorado. Under the initial contract, performance based incentive fees and cost reduction proposal fees are accrued when management believes the contract performance milestones have been achieved and are therefore earned. Under the new contract, effective February 1, 2000, Kaiser Hill is compensated through a base fee affected up or down by its performance against the agreed site target closure costs.

     Summarized financial information for these affiliates is as follows:


                                                 December 31,
                                               __________________
                                                2000       1999
             FINANCIAL POSITION:
               Current assets                 $165,202    $143,036
               Noncurrent assets                15,300      11,712
                                              __________   __________
                                              $180,502    $154,748
                                              ==========   ==========

               Current liabilities            $153,786    $131,501
               Noncurrent liabilities            1,714       2,385
               Shareholders' equity             25,002      20,862
                                              __________   __________
                                              $180,502    $154,748
                                              ==========   ==========


                                          Year Ended December 31,
                                  ______________________________________
                                   2000          1999            1998
                                  ________     __________       ________
RESULTS OF OPERATIONS:
      Revenues                    $801,784      $757,434        $873,524
      Direct costs                 755,000       712,746         836,302
                                  ________     __________       ________
      Gross margin                  46,784        44,688          37,222
      General and administrative
       expenses                     19,898        22,370          19,579
                                  ________     __________       ________
      Operating income              26,886        22,318          17,643
      Other income (expense)        (2,155)         (391)            348
                                  ________     __________       ________
      Net income                   $24,731       $21,927         $17,991
                                  ========     ==========       ========


(12)   Acquisition

Effective December 22, 1999, CH2M HILL acquired all of the outstanding common stock of Lockheed Martin Hanford Corporation ("Hanford"), a wholly-owned subsidiary of Lockheed Martin Corporation. Hanford is an environmental management contractor that provides tank waste remediation services to the U.S. Department of Energy. The acquisition was accounted for under the purchase method of accounting. The total consideration paid through December 31, 2000 was $19.4 million and resulted in $19.1 million of a contract-in-place intangible asset.

     The purchase price is allocated to the acquired assets and liabilities as follows:


              Initial consideration of cash     $17,145
              Additional consideration paid       2,250

              Allocated to:
              Other assets                         (364)
              Current working capital              (860)
              Pension liability                     967
                                                _________
              Contract-in-place                 $19,138
                                                =========

The following unaudited pro forma financial data represent the acquisition as if it had occurred on January 1, 1999:


              Professional fees              $1,477,589
              Net Income                         15,916
              Basic and diluted earnings
               per share                           0.54


Subsequent to December 31, 2000, CH2M HILL signed a new five-year contract with the U.S. Department of Energy that extends our current contract through September 2006, for which we paid Lockheed Martin $5.0 million. We are now committed to specific milestones for the duration of the contract. Fees are earned based on specific negotiated performance incentives. The original acquisition and the contract extension results in a total contract-in-place intangible asset of $24.4 million that is being amortized over the life of the contract of seven years.

(13)   Contingencies

General
CH2M HILL is party to various legal actions arising in the normal course of its business, some of which may involve claims for substantial sums. Damages under the contract, as defined by the agreement, assessed in connection with and the cost of defending any such actions could be substantial. CH2M HILL's management believes that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover CH2M HILL's liabilities, if any, with regard to such claims. Any amounts that are probable of payment by

CH2M HILL related to retentions and deductibles are accrued when such amounts are estimable.

Guarantor
CH2M HILL has guaranteed a $10,000 credit facility between a subsidiary and a joint venture partner. The facility is secured by assets of the joint venture and is used for general project purposes. CH2M HILL has joint and several liabilities with the joint partner for the full amount. At December 31, 1999, $7,491 was outstanding on the credit facility. There were no amounts outstanding at December 31, 2000. The interest rate on the facility varies based upon the chosen LIBOR rate plus 1.25%, which at December 31, 2000 was 7.81%.

Performance Bonds
In the normal course of business, CH2M HILL purchases performance bonds to comply with client mandated contractual obligations. At December 31, 2000 and 1999, the performance bonds purchased were $370,219 and $342,684.


Quarterly Financial Data
(Unaudited)
                      First      Second       Third      Fourth
                     Quarter    Quarter      Quarter    Quarter      Total
                     _______    ________     _______    _________   _______
                        (In thousands except per share amounts)
2000
Revenues            $372,221    $422,433    $447,633    $464,451  $1,706,738
Operating Income      10,140       9,584      14,469      12,945      47,138
Net Income             5,185       4,890       7,380       7,076      24,531
Net Income per
  common share
      Basic             0.18        0.17        0.25        0.24
      Diluted           0.17        0.16        0.25        0.24
1999
Revenues            $274,176    $305,357    $300,758    $304,237  $1,184,528
Operating Income       3,929       7,305      10,279       4,474      25,987
Net Income             1,879       1,537       5,552       2,658      13,626
Net Income per
  common share
      Basic             0.07        0.12        0.18        0.09
      Diluted           0.07        0.12        0.18        0.09


     Kaiser-Hill Company, LLC
     and Subsidiary


     Consolidated Financial Statements
     as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 together with Report of Independent Public Accountants

                  Report of Independent Public Accountants




To the Members of
Kaiser-Hill Company, LLC:

We have audited the accompanying consolidated balance sheets of Kaiser-Hill Company, LLC (a Colorado limited liability company) (the "Company") and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, members' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the supplementary consolidating information referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary consolidating information based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser-Hill Company, LLC and Subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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





Denver, Colorado
January 26, 2001

                 Kaiser-Hill Company, LLC and Subsidiary
                     Consolidated Balance Sheets
                       as of December 31, 2000
                     (amounts in thousands of dollars)
____________________________________________________________________________


                                              2000                1999
Assets
Current assets:
     Cash and cash equivalents              $    7,177         $    5,336
     Contract receivables                      124,931            107,267
     Due from employees                             22                -
     Prepaids and other current assets             355                -
                                             ___________         __________
             Total current assets              132,485            112,603

Deferred financing costs, net of
   accumulated amortization of $95
   and $7, respectively                            430                518
                                             ___________         ___________
                                            $  132,915         $  113,121
                                             ===========         ===========

Liabilities and Members' Equity
Current liabilities:
     Accounts payable and payables to
      subcontractors                        $  101,444         $   90,472
     Accrued vacation                            9,627              7,947
     Accrued salaries and employee
      benefits                                  14,292              6,770
     Payable to Members                            516                732
     Line of Credit                              6,000                -
                                             ___________         __________


             Total current liabilities         131,879            105,921


Contingencies (Note 6)

Members' equity                                  1,036              7,200
                                             ___________         __________


                                            $  132,915         $  113,121
                                             ===========         ==========



      The accompanying notes are an integral part of these consolidated financial statements.

Kaiser-Hill Company, LLC and Subsidiary
Consolidated Statements of Income
for the years ended December 31, 2000, 1999 and 1998
(amounts in thousands of dollars)
____________________________________________________________________________



                                      2000         1999          1998
Gross revenue                      $  673,751     $  646,398     $  636,190

Subcontractor costs and direct
 material costs                      (417,203)      (456,015)      (464,692)
                                  _____________    ___________    __________

    Service revenue                   256,548        190,383        171,498

Direct cost of service and
 overhead                            (236,759)      (176,898)      (155,962)
                                  _____________    ___________    __________


    Operating income                   19,789         13,485         15,536

Other income (expense):
  Interest income                         669            539            295
  Interest expense                        (22)          (385)          (331)
                                  _____________    ___________    __________

    Net income before cumulative
     effect of adoption of a new
     accounting principle              20,436         13,639         15,500

  Cumulative effect of adoption
   of a new accounting principle
   (Note 2)                              -              (839)          -
                                  _____________    ___________    __________

    Net income                      $  20,436      $  12,800      $  15,500
                                  =============    ===========    ==========

Pro forma net income amounts
 assuming change in the adoption
 of a new accounting principle is
 applied retroactively (Note 2)                    $  13,639      $  16,177
                                                   ===========    ==========







      The accompanying notes are an integral part of these consolidated financial statements.

Kaiser-Hill Company, LLC and Subsidiary
Consolidated Statements of Members' Equity
for the years ended December 31, 2000, 1999 and 1998
(amounts in thousands of dollars)
____________________________________________________________________________



                                          Kaiser K-H    CH2M Hill
                                           Holdings,   Constructors,
                                             Inc.          Inc.       Total

Members' equity, December 31, 1997        $  1,085     $  1,085    $  2,170

  Net income                                 7,750        7,750      15,500
  Distributions                             (8,335)      (8,335)    (16,670)
                                           _________    _________   ________

Members' equity, December 31, 1998             500          500       1,000

  Net income                                 6,400        6,400      12,800
  Distributions                             (3,300)      (3,300)     (6,600)
                                           _________    _________   ________

Members' equity, December 31, 1999           3,600        3,600       7,200

  Net income                                10,218       10,218      20,436
  Distributions                            (13,300)     (13,300)    (26,600)
                                           _________    _________   ________

Members' equity, December 31, 2000         $   518      $   518    $  1,036
                                           =========    =========   ========








        The accompanying notes are an integral part of these consolidated financial statements.

Kaiser-Hill Company, LLC and Subsidiary
Consolidated Statements of Cash Flows
for the years ended December 31, 2000, 1999 and 1998
(amounts in thousands of dollars)
____________________________________________________________________________




                                            2000       1999        1998
Cash flows from operating activities:
  Net income                              $  20,436    $  12,800   $  15,500
    Adjustments to reconcile net
     income to net cash (used in)
     provided by operating activities:
       Cumulative effect of adoption of
        a new accounting principle             -             839        -
       Amortization                              88          172         787
       Changes in assets and liabilities:
         (Increase) decrease in contract
          receivables                       (17,664)      17,085     (36,963)
         Increase in due from employees         (22)         -          -
         Decrease (increase) in receivable
          from Member                          -             396        (396)
         Increase in prepaids and other
          current assets                       (355)         -          -
         Increase (decrease) in accounts
          payable and payables to
          subcontractors                     10,972      (24,741)     36,597
   Increase (decrease) in other
    accrued expenses                          9,202        2,051      (3,479)
   Decrease in payable to Members              (216)         (10)     (1,914)
                                           __________   __________   ________
     Net cash provided by operating
      activities                             22,441        8,592      10,132
                                           __________   __________   ________

Cash flows from financing activities:
  Distributions to Members                  (26,600)      (6,600)    (16,670)
  Payment of financing costs                   -            (300)       -
  Proceeds from credit facility              42,000          -          -
  Payments on credit facility               (36,000)         -          -
                                           __________   __________   ________

     Net cash used in financing
      activities                            (20,600)       (6,900)   (16,670)
                                           __________   __________   ________

Net increase (decrease) in cash and
 cash equivalents                             1,841         1,692     (6,538)
Cash and cash equivalents, beginning
 of year                                      5,336         3,644     10,182
                                           __________   __________   ________

Cash and cash equivalents, end of year     $  7,177      $  5,336   $  3,644
                                           ==========   ==========   ========
Supplemental cash flow information:
  Cash paid for interest                     $   22        $  212     $  221
                                           ==========   ==========   ========

Supplemental noncash financing activity:
  Accrued financing costs                                  $  225     $  -
                                                        ==========   ========




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

The Company is a limited liability company owned equally by Kaiser KH Holdings, Inc., a wholly owned subsidiary of Kaiser Group Holdings, Inc. (formerly known as Kaiser Group International, Inc.) ("Kaiser"), and CH2M Hill Constructors, Inc., an indirect wholly owned subsidiary of CH2M Hill Companies, Ltd. ("CH2M Hill") (collectively, the "Members"). Net profits and/or losses and distributions thereof are allocated equally to the Members.

At December 31, 2000, the Company employed 1,523 hourly workers and 1,219 salaried workers. Approximately 93% of the hourly employees are represented by United Steel Workers of America (the "Union") under a collective bargaining agreement which expires on January 15, 2007 (see Note 8).

On January 24, 2000, the Company and the DOE entered into a new contract
effective February 1, 2000.   The new contract is in effect until the physical
completion of the Rocky Flats Closure Project including closure, disposal of nuclear material, demolition of facilities, environmental remediation, waste disposal, infrastructure and general site operations. Under the new contract, the Company has the opportunity to earn fee if the total costs incurred are below the contract target cost or the completion of the site closure is before March 31, 2007. In addition, the Company can lose fees if the costs exceed an amount equal to $200 million above the contract target cost or the site closure is after March 31, 2007. The maximum and minimum fee available to be earned by the Company through the date of closure is $460 million and $150 million, respectively.

2.     Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the Company and its wholly owned subsidiary Kaiser-Hill Funding Company, LLC. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.


Revenue Recognition
Under the previous contract, revenue was recognized using the percentage of completion method whereby revenue was accrued in an amount equal to cost plus management's best estimate of base fee, performance based incentive fees and cost reduction proposal fees to be received.

Under the new contract, revenue is recognized using the percentage of completion method whereby revenue is accrued in an amount equal to cost plus management's best estimate of fees. Fees are estimated based on projected total contract costs and site closure date. The Company continually monitors its progress towards the completion dates and it's estimated costs at completion and will modify its estimates of earnings as needed. Changes in these estimates could have a significant effect on future earnings of the Company.

Statements of Cash Flows
For purposes of the statements of cash flows, the Company considers cash in checking and short-term investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains its cash accounts primarily with banks located in Colorado, New York and Washington D.C. Cash balances are insured by the FDIC up to $100,000 per bank and cash equivalents are not insured by the FDIC. As of December 31, 2000, the majority of the cash balance was made up of cash equivalents.

Kaiser-Hill Company, LLC and Subsidiary
Notes to Consolidated Financial Statements


New Accounting Policy
Effective January 1, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities, which states that costs of start-up activities, including organizational costs, be expensed when incurred. Upon adoption, the Company recorded a cumulative effect of a change in accounting principle of $839,000 in the accompanying consolidated statements of income. Assuming SOP 98-5 was not adopted in 1999, amortization on start-up activities would have been approximately $609,000 and the remaining $203,000 would have been expensed in 2000. The pro forma amounts shown on the income statement have been adjusted for the effect of retroactive application had SOP 98-5 been in effect during the years presented.

Income Taxes
The financial statements do not include a provision for income taxes because the Company is treated as a partnership for income tax purposes and does not incur federal or state income taxes. Instead, its earnings and losses are included in the Members' separate income tax returns.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivatives and Hedging Activities ("SFAS 133"). SFAS 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, SFAS No. 137,
"Accounting for Derivative Instruments and Hedging Activities   Deferral of
the Effective Date of FASB Statement No. 133 ("SFAS 137") was issued. SFAS 137 deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative
Instruments and Certain Hedging Activities   an Amendment of FASB Statement
No. 133" ("SFAS 138") was issued. SFAS 138 addresses a limited number of issues causing difficulties in the implementation of SFAS 133 and is required to be adopted concurrent with SFAS 133. The Company has not engaged in hedging activities and does not believe that the adoption of SFAS 133 and SFAS 138 will have a material impact on the Company's financial position or results of operations.

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities
  a Replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities" and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Among other requirements, SFAS 140 requires a debtor to (a) reclassify financial assets pledged as collateral and report those assets in its statement of financial position separately from other assets not so encumbered if the secured party has the right by contract or custom to see or repledge the collateral and (b) disclose assets pledged as collateral that have not been reclassified and separately reported in the statement of financial position. SFAS 140 is effective for financial statements for fiscal years ending after December 15, 2000. The Company adopted SFAS 140 for the year ending December 31, 2000, the results of which did not have material impact on the financial statements or note thereto.

3.     Related Party Transactions

In 2000 and 1999, the Members were subcontracted by the Company to perform certain tasks under the DOE contract. The "Payable to Members" in the accompanying balance sheets as of December 31, 2000 and 1999 consists of $540,000 and $297,000, respectively, to Kaiser and $(24,000) and $435,000, respectively, to CH2M Hill for these subcontracted tasks. These payables are non-interest bearing.

In addition, costs incurred related to work performed by Kaiser and CH2M Hill, the majority of which are reimbursable and billed under the DOE contract, were approximately $0 and $799,000 in 2000, respectively, $609,000 and $938,000 in 1999, respectively, and $3,600,000 and $960,000 in 1998, respectively.

4.     Contract Receivables

Contract receivables as of December 31, 2000 and 1999 represent unbilled receivables due under the DOE contract. Unbilled receivables result from revenue that has been earned by the Company but not billed to the DOE as of the end of the period. The unbilled receivables can be invoiced at contractually defined intervals and milestones. Management anticipates that the unbilled receivables will be billed and collected in less than one year.

The Company's contract receivables result primarily from its long-term contract with the DOE. As a consequence, management believes that credit risk is minimal.

5.     Business Loan and Security Agreement

Effective November 2, 1999, the Company, including its wholly owned subsidiary Kaiser-Hill Funding Company, LLC, entered into a Business Loan and Security Agreement (the "Agreement") with Bank of America, N.A. ("BOA") replacing its previous agreement with NationsBank, N.A. The Company, Kaiser and CH2M Hill granted a first lien security interest to BOA in all of the ownership and equity interest of the Company. As of December 31, 2000 and 1999, the Company has $6,000,000 and $0 outstanding, respectively.

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

7.     Employee Benefit Plans

In accordance with the DOE contract, the Company sponsors several benefit plans covering substantially all employees who meet length of service requirements. These plans include the following defined benefit pension plans: The Rocky Flats Multiple Employer Salaried Retirement Plan and the Kaiser-Hill Retirement Plan for Hourly Production and Maintenance Employees. The Company also sponsors the following defined contribution plans: Kaiser-Hill Company, LLC Savings Plan for Hourly Employees, which includes no Company matching; and Rocky Flats Multiple Employer Salaried Thrift Plan, which includes Company matching. The Company contribution amounts for the Savings Plan/Thrift Plan were approximately $608,000, $454,000 and $413,000 for 2000, 1999 and 1998, respectively. No amounts were contributed to the Retirement Plans during 2000, 1999 and 1998 because the Plans were overfunded.

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

8.     Subsequent Events

The Company signed a new collective bargaining agreement with the United Steel Workers of America on January 3, 2001. The new contract will expire on January 15, 2007, and included terms related to job classifications, wage increases, benefit increases including a Company match for the Savings Plan/Thrift Plan and implemented an incentive structure based on the projected site completion date.

                                                                SCHEDULE I
Kaiser-Hill Company, LLC and Subsidiary
Supplementary Consolidating Information to
Consolidated Financial Statements

Balance Sheet
as of December 31, 2000
(amounts in thousands of dollars)
____________________________________________________________________________


                                        Kaiser-Hill
                          Kaiser-Hill     Funding
                           Company        Company
                             LLC           LLC    Eliminations  Consolidated
Assets:
Current assets:
  Cash and cash
   equivalents            $ 7,145      $   32      $   -         $  7,177
  Contract receivables    104,592      20,339                     124,931
  Intercompany
   receivable              14,339          78       (14,417)         -
  Due from employees           22         -            -               22
  Prepaids and other
   current assets             355         -            -              355
                          _________    _______    __________     __________
      Total current
       assets             126,453      20,449       (14,417)      132,485

Investment in Kaiser-Hill
 Funding Company, LLC         105         -            (105)         -
Financing costs, net of
 accumulated amortization
 of $95                       430         -            -              430
                          _________    _______    __________     __________

                        $ 126,988    $ 20,449     $ (14,522)    $ 132,915
                          =========    =======    ==========     ==========

Liabilities and Members'
 Equity:
Current liabilities:
  Accounts payable and
   payable to
   subcontractors       $ 101,439      $    5     $    -        $ 101,444
  Accrued vacation          9,627         -            -            9,627
  Accrued salaries
   and employee
   benefits                14,292         -            -           14,292
  Intercompany
   payables                    78      14,339       (14,417)          -
  Payable to Members          516         -            -              516
  Line of credit              -         6,000          -            6,000
                          _________    _______    __________     __________

       Total current
        liabilities       125,952      20,344       (14,417)      131,879

Members' equity             1,036         105          (105)        1,036
                          _________    _______    __________     __________

                        $ 126,988    $ 20,449     $ (14,522)    $ 132,915
                          =========    =======    ==========     ==========



                                                               SCHEDULE II

Kaiser-Hill Company, LLC and Subsidiary
Supplementary Consolidating Information to
Consolidated Financial Statements

Statement of Income
for the year ended December 31, 2000
(amounts in thousands of dollars)
_____________________________________________________________________________

                                        Kaiser-Hill
                          Kaiser-Hill     Funding
                           Company        Company
                            LLC             LLC   Eliminations  Consolidated

Gross revenue            $ 673,751     $   -      $    -         $ 673,751
Intercompany revenue          -           160        (160)            -
Intercompany expense          (160)        -          160             -
Subcontractor costs and
  direct material costs   (417,205)         2          -          (417,203)
                          _________    _______    __________     __________

Service revenue            256,386        162          -           256,548

Direct cost of service
 and overhead             (236,618)      (141)         -          (236,759)
                          _________    _______    __________     __________

      Operating income      19,768         21          -            19,789

Other income (expense):
   Interest income             669         -           -               669
   Interest expense            -          (22)         -               (22)

                          _________    _______    __________     __________

Net income (loss)         $ 20,437      $  (1)     $   -          $ 20,436
                          =========    ========   ===========    ==========


                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on the 15th day of March, 2001.

                                    CH2M HILL Companies, Ltd.

                                    By: /s/ Ralph R. Peterson
                                        ________________________
                                        Ralph R. Peterson
                                        President and Chief Executive Officer

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated. Each person whose signature appears below does hereby make, constitute and appoint each of Ralph
R. Peterson and Samuel H. Iapalucci as such person's true and lawful attorney-in-fact and agent, with full power of substitution, resubstitution and revocation to execute, deliver and file with the Securities and Exchange Commission, for and on such person's behalf, and in any and all capacities, an annual report on Form 10-K, with all exhibits thereto and other documents in connection therewith, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or such person's substitute or substitutes may lawfully do or cause to be done by virtue hereof.


     Signature                Title                              Date

/s/ Ralph R. Peterson                                          March 15, 2001
_________________________
Ralph R. Peterson           Chairman of the Board,
                            President and Chief Executive
                            Officer (Principle Executive
                            Officer)

/s/ Samuel H. Iapalucci                                        March 15, 2001
_________________________
Samuel H. Iapalucci         Chief Financial Officer
                            (Principle Financial and
                            Principal Accounting Officer)

*                                                              March 15, 2001
_________________________
Joseph A. Ahearn            Director


*                                                              March 15, 2001
_________________________
Robert G. Card              Director


*                                                              March 15, 2001
_________________________
James J. Ferris             Director


*                                                              March 15, 2001
_________________________
Jerry D. Geist              Director


*                                                              March 15, 2001
_________________________
Philip G. Hall              Director


*                                                              March 15, 2001
_________________________
Michael D. Kennedy          Director


*                                                              March 15, 2001
_________________________
Susan D. King               Director


*                                                              March 15, 2001
_________________________
Michael Y. Marcussen        Director



*                                                              March 15, 2001
_________________________
Jill T. Sideman             Director


*                                                              March 15, 2001
_________________________
Barry L. Williams           Director



   By:  /s/ Samuel H. Iapalucci
      __________________________________
      Samuel H. Iapalucci, as attorney-in-fact