Form 10-Q
period 2001-03-31
CH2M HILL COMPANIES LTD
filed 2001-05-15
CIK 777491

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________
Form 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________TO _______

Commission File Number 000-27261

CH2M HILL Companies, Ltd.
(Exact name of registrant as specified in its charter)
Oregon	93-0549963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6060 South Willow Drive, Greenwood Village, CO	80111-5142
(Address of principal executive offices)	(Zip Code)
(303) 771-0900
(Registrant's telephone number, including area code)

_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of May 10, 2001, the registrant had 30,803,710 shares of common stock, $.01 par value per share, issued and outstanding.

CH2M HILL COMPANIES, LTD.

March 31, 2001

TABLE OF CONTENTS

CH2M HILL COMPANIES, LTD. Consolidated Condensed Balance Sheets (Dollars in thousands)
ASSETS	March 31, 2001 (Unaudited)	December 31, 2000
CURRENT ASSETS:
Cash & cash equivalents	$ 63,161	$ 97,074
Receivables, net -
Client accounts	213,859	218,419
Unbilled revenue	117,334	99,840
Other	5,286	6,969
Prepaid expenses & other	8,408	8,305
Total current assets	408,048	430,607
PROPERTY, PLANT & EQUIPMENT, net	17,731	17,643
OTHER ASSETS, net	78,132	67,165
TOTAL ASSETS	$ 503,911 =======	$ 515,415 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt & notes payable to former shareholders	$ 4,028	$ 3,910
Accounts payable	66,187	84,629
Billings in excess of revenues	79,814	76,143
Accrued incentive compensation	8,236	25,261
Employee related liabilities	83,230	58,874
Current taxes payable	16,165	28,180
Other accrued liabilities	39,069	41,300
Current deferred income taxes	14,448	11,975
Total current liabilities	311,177	330,272
OTHER LONG-TERM LIABILITIES	41,433	40,594
LONG-TERM DEBT	9,609	10,557
Total liabilities	362,219	381,423
COMMITMENTS AND CONTINGENCIES (See Notes)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 100,000,000 shares authorized; 30,803,710 and 29,198,698 issued and outstanding at March 31, 2001 and December 31, 2000, respectively	308	291
Additional paid-in capital	44,795	41,728
Retained earnings	100,400	94,305
Accumulated other comprehensive loss	(3,811)	(2,332)
Total shareholders' equity	141,692	133,992
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 503,911 ========	$ 515,415 ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.
Consolidated Condensed Statements of Income
(Unaudited)
(Dollars in thousands except per share)
	Three-Month Period Ended March 31
	2000	2001
Gross Revenue	$ 487,401	$ 366,515
Equity in earnings of joint ventures and affiliated companies	4,325	5,706
Total revenues	491,726	372,221
Operating expenses:
Direct cost of services and overhead	(375,343)	(279,227)
General and administrative	(106,335)	(83,450)
Operating income
Other income (expense):
Interest income	1,151	1,044
Interest expense	(157)	(217)
Income before provision for income taxes	11,042	10,371
Provision for income taxes	(4,946)	(5,186)
Net income	$6,096 =======	$5,185 =======

Net income per common share:
Basic	$ 0.21	$ 0.18
Diluted	$ 0.20	$ 0.17
Weighted average number of common shares:
Basic	29,694,878	29,604,280
Diluted	30,601,118	30,200,172

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD. Consolidated Condensed Statements of Cash Flows (Unaudited) (Dollars in thousands)
	Three-Month Period Ended March 31
	2001	2000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (18,960)	$ 18,688
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,715)	(2,151)
Acquisitions	(8,500)	-
Net cash used in investing activities	(10,215)	(2,151)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	-	4,900
Principal payments on notes payable to former shareholders	(801)	(888)
Principal payments on long-term debt	(28)	(929)
Principal payments on line of credit	-	(4,900)
Purchases and retirements of stock	(4,367)	(9,545)
Net cash used in financing activities	(5,196)	(11,362)
CASH EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENT	458	204
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,913)	5,379
CASH AND CASH EQUIVALENTS, beginning of period	97,074	12,557
CASH AND CASH EQUIVALENTS, end of period	$ 63,161 ======	$ 17,936 ======

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

In the opinion of CH2M HILL's management, the accompanying unaudited consolidated condensed financial statements of the interim period contain all adjustments necessary to present fairly the financial position of CH2M HILL as of March 31, 2001 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

  authorization to convert all outstanding Class A preferred stock into shares of common stock on a one-for-one basis, increase in the authorized shares of common stock to 100,000,000, par value $.01 per share, and Class A preferred stock to 50,000,000, par value $.02 per share, authorization of a ten-for-one stock split on CH2M HILL's common stock and Class A preferred stock, imposition of certain restrictions on the stock including, but not limited to, the right but not the obligation to repurchase shares upon termination of employment or affiliation, the right of first refusal, and ownership limits.

Common and preferred stock amounts, equivalent share amounts and per share amounts have been adjusted retroactively to give effect to the stock split.

The significant changes in shareholders' equity for the three-month period ended March 31, 2001 is as follows:

	Shares	Amount
Shareholders' Equity, December 31, 2000	29,198,698	$133,992
Net Income	-	6,096
Shares Issued	1,418,002	7,450
Shares Redeemed	187,010	(4,367)
Foreign Currency Translation Adjustment	-	(1,479)
Shareholders' Equity, March 31, 2001	30,803,710	$141,692

(2) SEGMENT INFORMATION

Certain financial information relating to the three-month period ended March 31, 2001 and 2000 for each segment is provided below:

Three-month period ended March 31, 2001	EE&I	WATER	INDUSTRIAL	OTHER	FINANCIAL STATEMENT BALANCES
Revenues from external customers	$262,283	$140,543	$84,575	$ -	$487,401
Intersegment sales	14,568	6,339	156	(21,063)	4,325
Equity in earnings of investees accounted for by the equity method	3,844	398	83	-	4,325
Segment Profit	7,070	3,694	3,238	(2,960)	11,042
Three-month period ended March 31, 2000	EE&I	WATER	INDUSTRIAL	OTHER	FINANCIAL STATEMENT BALANCES
Revenues from external customers	$198,478	$140,543	$84,575	$ -	$487,401
Intersegment sales	9,490	6,339	156	(21,063)	4,325
Equity in earnings of investees accounted for by the equity method	4,846	769	91	-	5,706
Segment Profit	7,001	5,187	664	(2,481)	10,371

(3) COMPREHENSIVE INCOME

Comprehensive income for the three-month period ended March 31, 2001 and 2000 is as follows:

	Three-Month Period Ended March 31
	2001	2000
Net income	$6,096	$ 5,185
Foreign currency translation adjustment	(1,479)	(659)
Comprehensive income	$4,617 ======	$ 4,526 ======

(4) EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share is based on the weighted average number of common shares outstanding during the period and, to the extent dilutive, common stock equivalents consisting of stock options. The difference between the basic and diluted shares at March 31, 2001 and 2000, is attributable to the dilutive effect of stock options outstanding at the end of the period.

(5) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

CH2M HILL has the following investments in affiliated companies that are 50% or less owned, which are accounted for under the equity method:

                                                                                                                                  % of Ownership

Domestic:
Kaiser-Hill Company, LLC ("Kaiser-Hill")..................................................................50%
MK/IDC (PSI)..................................................................................................................38%

Foreign:
CH2M HILL Canada Limited........................................................................................49%
CH2M HILL/CSA...........................................................................................................50%
Z2CLLC.............................................................................................................................33%
Sembawang-IDC..............................................................................................................25%
CH2M HILL BECA, Ltd..................................................................................................50%
TDC International of Israel.............................................................................................50%
IDC/CST...........................................................................................................................50%
CAI Investments LLC.....................................................................................................25%

As of March 31, 2001 and December 31, 2000, the total investments in these material unconsolidated affiliates were approximately $11,795 and $9,837, respectively, and are included in other assets in the accompanying consolidated condensed balance sheets.

Summarized financial information for the three-month period ended March 31, 2001 and 2000, for these affiliates is as follows:

	Three-Month Period Ended March 31
	2001	2000
RESULTS OF OPERATIONS: Revenues	$ 197,248	$ 195,808
Direct costs	183,022	178,842
General and administrative expenses	5,855	6,207
Operating income	8,371	10,759
Other expense	55	(412)
Net income	$ 8,426 ========	$ 10,347 ========

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

    Factors affecting our business
    Our revenues and profits
    Where our revenues and profits came from
    Why those revenues and profits were different from period to period
    Where our cash came from and how it was used
    How these factors affect our overall financial condition

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

As you read this section, you should also refer to our consolidated condensed financial statements and the accompanying notes as well as the note regarding forward-looking information in the CH2M HILL Form 10-K for the year ended December 31, 2000. These consolidated condensed financial statements provide additional information regarding our financial activities and condition.

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

Overall

Net income for the three-month period ended March 31, 2001 was $6.1 million compared with $5.2 million in the same period of 2000. Our diluted earnings per share for the first quarter in 2001 was $0.20, compared with $0.17 in 2000. Revenues and pre-tax profit for the three-month period ended March 31, 2001 and 2000 by operating segment were as follows:

Three Month Period Ended March 31

	Revenues				Pre-Tax Profit
(in millions)	2001		2000		2001	2000
EE&I	$266.1	54%	$ 203.3	55%	$7.1	$ 7.0
Water	140.9	29%	116.5	31%	3.7	5.2
Industrial	84.7	17%	52.4	14%	3.2	0.7
Corporate	-	-	-	-	(3.0)	(2.5)
Total	$491.7	100%	$ 372.2	100%	$11.0	$ 10.4

Results of Operations for the Three Month Period Ended March 31, 2001 Compared to the Same Period of 2000

Revenues for the three-month period ended March 31, 2001 were $491.7 million compared to $372.2 million for the same period in 2000. The increase of $119.5 million or 32.1% is comprised of improvements in all of the operating segments. The Environmental, Energy & Infrastructure ("EE&I") segment reported increased revenues of $62.8 million or 30.9%, the Water segment reported increased revenues of $24.4 million or 20.9%, and the Industrial segment reported increased revenues of $32.3 million or 61.6%.

Pre-tax profit for the three-month period ended March 31, 2001 was $11.0 million compared to $10.4 million in the same period of 2000. The increase of $0.6 million was comprised of increases in the EE&I segment of $0.1 million, and the Industrial segment of $2.5 million, offset by a decrease in the Water segment of $1.5 million. Corporate expenses increased by $0.5 million.

Environmental, Energy and Infrastructure

Revenues in the EE&I segment for the three-month period ended March 31, 2001 were $266.1 million compared to $203.3 million for the same period in 2000. This increase of $62.8 million or 30.9% was due to improvements in all businesses within this segment. The increase in revenues of $41.7 million in the nuclear and energy sectors was attributable to the U. S. Department of Energy's Hanford River Protection project in Richland, Washington and to the upsurge in the energy business stemming from the energy crisis on the west coast of the United States. Revenues for the first quarter of 2001 from the Hanford River Protection project were higher than the first quarter of 2000 due to the expansion of work scope during the first quarter of 2001 that is not expected to recur. The increase in revenues in the energy sector is a direct result of significant demand for power plant permitting by independent power producers and utilities, as they push for quick implementation of power generation projects.

The remaining increase in revenues of $21.1 million was generated by the environmental, telecommunications, and transportation businesses. The telecommunications business continues to experience growth internationally as clients build or upgrade new infrastructure to keep pace with advances in technology. The transportation business continues to reflect revenue growth from market-driven demand and added delivery capacity. The market demand is primarily the result of the Transportation Equity Act for the 21st Century (TEA-21) which was adopted by Congress in 1998. TEA-21 provides federal funding to the various states for transportation infrastructure improvement projects for highways, highway safety, and transit through 2003.

Pre-tax profit for the EE&I segment was $7.1 million for the three-month period ended March 31, 2001 compared to $7.0 million in the same period of 2000. Pre-tax profit as a percentage of revenue for the first quarter of 2001 was 2.7% compared to 3.4% for 2000. During the first quarter of 2001 compared to the same period of 2000, the nuclear business reflected a decrease in profit from the Kaiser-Hill joint venture, as the first quarter of 2000 included performance fees earned under the previous contract which was completed in February 2000. This decrease was offset by a settlement reached with the client on a large, energy efficiency modification project for which an adjustment to the carrying value of the receivable had been recorded in the first quarter of 2000.

Water

The Water segment reported revenues of $140.9 million for the three-month period ended March 31, 2001 compared to revenues of $116.5 million in the same period of 2000. This increase of $24.4 million or 20.9% was attributable to growth in the water and wastewater business as well as the operations and maintenance business. Of the $24.4 million increase, $11.2 million was achieved from design build projects as we continue to grow this area of our operations in order to meet market demands. Market conditions domestically and abroad continue to improve as utilities invest in water related facilities, driven by strong population and economic growth in certain regions, capacity shortfalls, and regulatory requirements. Additionally, revenues from operations and maintenance services increased by $6.9 million primarily due to new contracts, scope increases and shorter term consulting services on existing contracts.

The Water segment reported $3.7 million of pre-tax profit for the three-month period ended March 31, 2001 compared to $5.2 million of pre-tax profit for the same period of 2000. Pre-tax profit as a percentage of revenues was 2.7% for the first quarter of 2001 compared to 4.5% in 2000. The Water segment experienced a decline in pre-tax profit due to higher business development costs, higher start-up costs on newly acquired operations and maintenance projects, as well as a charge in the first quarter of 2001 on a global water project where we are experiencing project delivery issues.

Industrial

The Industrial segment reported revenues of $84.7 million for the three-month period ended March 30, 2001, of which $55.0 million was generated from the microelectronics industry. The revenues for the same period of 2000 were $52.4 million, of which $32.6 million was generated from the microelectronics industry. This increase of $32.3 million was comprised of $22.4 million from the microelectronics industry and $9.9 million from other industries, including food, pharmaceuticals, and facility services. The mix of revenues between construction costs versus services for engineering and construction management also changed significantly in 2001 compared to 2000. The construction cost component of revenues increased from $22.7 million in 2000 to $27.9 million in 2001, an increase of $5.2 million due to an increase in construction projects in 2001 over the same period in 2000. As a percentage of total revenues, however, these construction costs decreased from 43.3% in 2000 to 32.9% in 2001 due to the larger increase in revenues from services, which increased from $29.7 million in 2000, to $56.8 million in 2001. The significant increase in services revenue was generated primarily from the microelectronics industry. The microelectronics industry began an economic recovery beginning in second quarter of 2000 that has helped the Industrial segment realize a significant increase in revenues through the first quarter of 2001, however, the industry is currently showing signs of weakness because of soft demand for its products.

The Industrial segment reported $3.2 million of pre-tax profit for the quarter ended March 31, 2001 compared to $0.7 million for the same period in 2000. Profit, as a percentage of revenues for 2001 was 3.8% compared to 1.3% for the same period in 2000 . The most significant factor causing this profit increase was the 91.2% increase in volume of services sold during 2001. Direct project costs, as a percentage of revenues, decreased4.5% in 2001 versus 2000. This decrease is due to a reduction in construction related costs as a percentage of total direct costs. This reduction resulted in higher project margins due to the change in mix of revenues, where the construction revenue component decreased considerably over the service revenue component during 2001. Indirect labor costs, which are made up of salaries and benefits of administrative personnel, plus salaries and benefits of technical personnel for hours not working on billable client services, decreased, as a percent of the services portion of gross revenues, to 21.0% in 2001 compared to 23.9% in 2000. This decrease is due to the significant increase in the number and size of projects performed for the microelectronics industry. Other overhead, general and administrative costs decreased, as a percentage of the services portion of revenues, to 18.0% in 2001 compared to 14.0% in 2000, also due to the increase in revenue volume in 2001.

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

For the three-month period ended March 31, 2001, we reported equity in earnings of investees accounted for under the equity method of $4.3 million compared to $5.7 million in the same period of 2000. The earnings from the Kaiser-Hill joint venture for the three-month period ended March 31, 2001 were $3.9 million compared to $4.8 million for the same period in 2000. This decline in earnings is primarily attributable to performance fees earned under the previous contract, which expired on January 31, 2000, for achieving significant contract milestones such as the demolition of a significant building at the Rocky Flats site.

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

Corporate Expenses

Corporate expenses for the three-month period ended March 31, 2001 were $3.0 million compared to $2.5 million for the same period of 2000. The increase quarter over quarter primarily relates to the maintenance of our internal market and increase in general infrastructure to support the growth in our operations. During the first quarter of 2000, we incurred expenses to buy out a supplemental retirement plan associated with the old key employee program and to accrete the value of certain equity instruments related to our compensation plans to the current stock price. Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts.

Income Taxes

The income tax provision for the three-month period ended March 31, 2001 was $4.9 million, or an effective tax rate of 44.8%, compared to $5.2 million, or an effective tax rate of 49.9%, for the same period of 2000. The decrease in the effective tax rate is due primarily to certain tax credits that are being recognized currently to the extent such benefits are more likely than not to be realized. Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, disallowed portions of meals and entertainment expenses and non-deductible foreign net operating losses.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the three-month period ended March 31, 2001, operations used $19.0 million of cash due primarily to changes in working capital. Accounts receivable increased $13.4 million due to growth in operations in the EE&I and the water operating segments while accounts payable decreased $18.4 million due primarily to the slowdown of operations in the industrial segment. These working capital changes were offset by earnings and deferred income taxes for the period.

During the comparable period of 2000, operations provided $18.7 million of cash due primarily to growth in our operations. Working capital changes included a decrease of $10.2 million in accounts payable as we no longer incurred pass-through costs for two significant construction projects. A comparable decrease in accounts receivable due to the completion of these projects is offset by an increase in accounts receivable and billings in excess of revenues as a result of improved operations, providing a net increase in cash of $5.2 million. The remaining net increase in working capital is due primarily to the increase in employee related and other accrued liabilities due to the improvement in operations and due to the accrual of payroll and related benefit expenses.

Cash Flows from Investing Activities

During the first quarter of 2001, we signed a new five-year contract with the U.S. Department of Energy that extends our current contract at the Hanford River Protection project in Richland, Washington through September 2006, for which we paid Lockheed Martin $5.0 million. We are now committed to specific milestones for the duration of the contract. Fees are earned based on specific negotiated performance incentives.

We also invested $3.5 million in a new entity that was established by a client for the purpose of acquiring, holding, managing and selling investments in telecommunications properties. Subsequent to March 31, 2001, we invested an additional $6.5 million for a total investment of $10.0 million and a 24.5% equity interest. This is a strategic investment to develop our telecommunications business which we will account for using the equity method.

Cash Flows from Financing Activities

For the first quarter of 2001, we used $5.2 million of cash in financing activities, of which $4.4 million was used to purchase stock presented on the internal market. This compares to $11.4 million of cash used in financing activities for the same period of 2000, of which $9.5 million was used to purchase stock presented on the internal market. These transactions were funded by cash flows from operations. During the first quarter of 2001, we had no borrowings, and for the same period in 2000, our net borrowings were negligible. As of March 31, 2001, there were no amounts outstanding.

Derivatives and Financial Instruments

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes fair value accounting and reporting standards for derivative instruments and hedging activities. CH2M HILL adopted SFAS No. 133 on January 1, 2001. SFAS No. 133 requires all derivative instruments to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

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

Quantitative and Qualitative Disclosures About Market Risk

CH2M HILL is exposed to market risk from changes in interest rates and foreign exchange rates. This risk is monitored and managed to limit the effect of interest rate and foreign exchange rate fluctuations on earnings and cash flows. CH2M HILL's interest rate exposure is generally limited to its unsecured revolving credit agreement and to its notes payable to former shareholders. Historically, we have used short-term variable rate borrowings under the revolving credit agreement on a limited basis. At March 31, 2001, there were no borrowings against the credit facility which has a maturity date of June 17, 2003. The interest rate on the notes payable to former shareholders is variable and fluctuates annually based on the U.S. Federal reserve Discount rate. These notes have varying maturities through 2009. Additionally, in December 2000, we entered into an interest rate collar in order to hedge our inherent interest rate risk. The interest rate collar was settled in March 2001 for a nominal amount. CH2M HILL may use interest rate swap agreements or similar financial instruments for purposes other than trading. CH2M HILL has assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on the financial position of CH2M HILL.

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

  None

  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                        CH2M HILL Companies, Ltd.

                                                        Date: May 10, 2001           /s/ Samuel H. Iapalucci
                                                                                                      Samuel H. Iapalucci
                                                                                                      Vice President and Chief Financial Officer