Form 10-Q/A
period 2001-03-31
CH2M HILL COMPANIES LTD
filed 2001-06-05
CIK 777491

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A

Amendment No. 1

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________TO _______

Commission File Number 000-27261

CH2M HILL Companies, Ltd.
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0549963 (I.R.S. Employer Identification Number)

6060 South Willow Drive, Greenwood Village, CO (Address of principal executive offices)	80111-5142 (Zip Code)

(303) 771-0900
(Registrant’s telephone number, including area code)

================================================================================

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

This Amendment No. 1 to CH2M HILL Companies, Ltd. Form 10-Q for the period ended March 31, 2001 is being filed for the sole purpose of correcting typographical errors in the Consolidated Condensed Statements of Income and Segment Information which had resulted in the transposition of certain CH2M HILL’s 2001 and 2000 revenue numbers, thus creating a mistaken impression that CH2M HILL’s revenues decreased during the first quarter of 2001 as compared to the same period in 2000, when in reality the revenues increased.

CH2M HILL COMPANIES, LTD.

March 31, 2001

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Balance Sheets
(Dollars in thousands)

	March 31, 2001	December 31, 2000

ASSETS	(Unaudited)
CURRENT ASSETS:

Cash & cash equivalents	$63,161	$97,074

Receivables, net -

Client accounts	213,859	218,419

Unbilled revenue	117,334	99,840

Other	5,286	6,969

Prepaid expenses & other	8,408	8,305

Total current assets	408,048	430,607

PROPERTY, PLANT & EQUIPMENT, net	17,731	17,643

OTHER ASSETS, net	78,132	67,165

TOTAL ASSETS	$503,911	$515,415

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt & notes payable to former shareholders	$4,028	$3,910

Accounts payable	66,187	84,629

Billings in excess of revenues	79,814	76,143

Accrued incentive compensation	8,236	25,261

Employee related liabilities	83,230	58,874

Current taxes payable	16,165	28,180

Other accrued liabilities	39,069	41,300

Current deferred income taxes	14,448	11,975

Total current liabilities	311,177	330,272

OTHER LONG-TERM LIABILITIES	41,433	40,594

LONG-TERM DEBT	9,609	10,557

Total liabilities	362,219	381,423

COMMITMENTS AND CONTINGENCIES (See Notes)

SHAREHOLDERS’ EQUITY

Common stock, $.01 par value, 100,000,000 shares authorized;
30,803,710 and 29,198,698 issued and outstanding at March 31, 2001
and December 31, 2000, respectively	308	291

Additional paid-in capital	44,795	41,728

Retained earnings	100,400	94,305

Accumulated other comprehensive loss	(3,811)	(2,332)

Total shareholders’ equity	141,692	133,992

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$503,911	$515,415

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Statements of Income
(Unaudited)
(Dollars in thousands except per share)

	Three-Month Period Ended
	March 31

	2001	2000

Gross revenue	$487,401	$366,515

Equity in earnings of joint ventures and affiliated companies	4,325	5,706

Total revenues	491,726	372,221

Operating expenses:

Direct cost of services and overhead	(375,343)	(279,227)

General and administrative	(106,335)	(83,450)

Operating income	10,048	9,544

Other income (expense):

Interest income	1,151	1,044

Interest expense	(157)	(217)

Income before provision for income taxes	11,042	10,371

Provision for income taxes	(4,946)	(5,186)

Net income	$6,096	$5,185

Net income per common share:

Basic	$0.21	$0.18

Diluted	$0.20	$0.17

Weighted average number of common shares:

Basic	29,694,878	29,604,280

Diluted	30,601,118	30,200,172

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three-Month Period Ended
	March 31

	2001	2000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(18,960)	$18,688

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(1,715)	(2,151)

Acquisitions	(8,500)	—

Net cash used in investing activities	(10,215)	(2,151)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings on line of credit	—	4,900

Principal payments on notes payable to former shareholders	(801)	(888)

Principal payments on long-term debt	(28)	(929)

Principal payments on line of credit	—	(4,900)

Purchases and retirements of stock	(4,367)	(9,545)

Net cash used in financing activities	(5,196)	(11,362)

CASH EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENT	458	204

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,913)	5,379

CASH AND CASH EQUIVALENTS, beginning of period	97,074	12,557

CASH AND CASH EQUIVALENTS, end of period	$63,161	$17,936

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

In the opinion of CH2M HILL’s management, the accompanying unaudited consolidated condensed financial statements of the interim period contain all adjustments necessary to present fairly the financial position of CH2M HILL as of March 31, 2001 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Shareholders’ Equity

On November 6, 1998, the Board of Directors approved a new ownership program for CH2M HILL and certain resolutions that were subsequently ratified by a vote of the shareholders on December 18, 1998. Such resolutions were effective January 1, 2000 and included, but were not limited to, adopting amendments to the Restated Bylaws and Articles of Incorporation which provide for the:

•	authorization to convert all outstanding Class A preferred stock into shares of common stock on a one-for-one basis,
•	increase in the authorized shares of common stock to 100,000,000, par value $.01 per share, and Class A preferred stock to 50,000,000, par value $.02 per share,
•	authorization of a ten-for-one stock split on CH2M HILL’s common stock and Class A preferred stock,
•	imposition of certain restrictions on the stock including, but not limited to, the right but not the obligation to repurchase shares upon termination of employment or affiliation, the right of first refusal, and ownership limits.

Common and preferred stock amounts, equivalent share amounts and per share amounts have been adjusted retroactively to give effect to the stock split.

The significant changes in shareholders’ equity for the three-month period ended March 31, 2001 is as follows:

	Shares	Amount

Shareholders’ Equity, December 31, 2000	29,198,698	$133,992

Net Income	—	6,096

Shares Issued	1,418,002	7,450

Shares Redeemed	187,010	(4,367)

Foreign Currency Translation Adjustment	—	(1,479)

Shareholders’ Equity, March 31, 2001	30,803,710	$141,692

(2) SEGMENT INFORMATION

Certain financial information relating to the three-month period ended March 31, 2001 and 2000 for each segment is provided below:

					FINANCIAL
Three-month period ended					STATEMENT
March 31, 2001	EE&I	WATER	INDUSTRIAL	OTHER	BALANCES

Revenues from external customers	$262,283	$140,543	$84,575	$—	$487,401

Intersegment sales	14,568	6,339	156	(21,063)	—

Equity in earnings of investees accounted for by the equity method	3,844	398	83	—	4,325

Segment profit	7,070	3,694	3,238	(2,960)	11,042

					FINANCIAL
Three-month period ended					STATEMENT
March 31, 2000	EE&I	WATER	INDUSTRIAL	OTHER	BALANCES

Revenues from external customers	$198,478	$115,722	$52,315	$—	$366,515

Intersegment sales	9,490	3,409	462	(13,361)	—

Equity in earnings of investees accounted for by the equity method	4,846	769	91	—	5,706

Segment profit	7,001	5,187	664	(2,481)	10,371

(3) COMPREHENSIVE INCOME

Comprehensive income for the three-month period ended March 31, 2001 and 2000 is as follows:

	Three-Month Period Ended
	March 31

	2001	2000

Net income	$6,096	$5,185

Foreign currency translation adjustment	(1,479)	(659)

Comprehensive income	$4,617	$4,526

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

(5) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

CH2M HILL has the following investments in affiliated companies that are 50% or less owned, which are accounted for under the equity method:

% of Ownership
Domestic:

Kaiser-Hill Company, LLC (“Kaiser-Hill”)	50%

MK/IDC (PSI)	38%

Foreign:

CH2M HILL Canada Limited	49%

CH2M HILL/CSA	50%

Z2CLLC	33%

Sembawang-IDC	25%

CH2M HILL BECA, Ltd.	50%

TDC International of Israel	50%

IDC/CST	50%

CAI Investments LLC	25%

As of March 31, 2001 and December 31, 2000, the total investments in these material unconsolidated affiliates were approximately $11,975 and $9,837, respectively, and are included in other assets in the accompanying consolidated condensed balance sheets.

Summarized financial information for the three-month period ended March 31, 2001 and 2000, for these affiliates is as follows:

	Three-Month Period Ended
	March 31

	2001	2000

RESULTS OF OPERATIONS:

Revenues	$197,248	$195,808

Direct costs	183,022	178,842

General and administrative expenses	5,855	6,207

Operating income	8,371	10,759

Other income (expense)	55	(412)

Net income	$8,426	$10,347

(6) CONTINGENCIES

CH2M HILL is party to various legal actions arising in the normal course of its business, some of which may involve claims for substantial sums. Damages assessed in connection with and the cost of defending such actions could be substantial. CH2M HILL’s management believes that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover CH2M HILL’s liabilities, if any, with regard to such claims. Any amounts that are probable of payment by CH2M HILL related to retentions and deductibles are accrued when such amounts are estimable.

CH2M HILL COMPANIES, LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis explains our general financial condition, changes in financial condition and results of operations for CH2M HILL as a whole and each of our operating segments including:

•	Factors affecting our business
•	Our revenues and profits
•	Where our revenues and profits came from
•	Why those revenues and profits were different from period to period
•	Where our cash came from and how it was used
•	How these factors affect our overall financial condition

This report contains “forward-looking statements,” as that term is defined in Federal securities laws, including information related to our anticipated future results of operations, business strategies, financing plans, competitive position, growth opportunities, and potential effects of future regulations. Although CH2M HILL’s management believes that its expectations are based on reasonable assumptions, these assumptions are subject to a wide range of business and technical risks explained in detail in CH2M HILL’s Prospectus that may cause actual results to differ materially from those stated or implied by these forward-looking statements.

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

Three Month Period Ended March 31
(in millions)

	Revenues				Pre-Tax Profit

	2001		2000		2001	2000

EE&I	$266.1	54%	$203.3	55%	$7.1	$7.0

Water	140.9	29%	116.5	31%	3.7	5.2

Industrial	84.7	17%	52.4	14%	3.2	0.7

Corporate	—	—	—	—	(3.0)	(2.5)

Total	$491.7	100%	$372.2	100%	$11.0	$10.4

Results of Operations for the Three Month Period Ended March 31, 2001 Compared to the Same Period of 2000

Revenues for the three-month period ended March 31, 2001 were $491.7 million compared to $372.2 million for the same period in 2000. The increase of $119.5 million or 32.1% is comprised of improvements in all of the operating segments. The Environmental, Energy & Infrastructure (“EE&I”) segment reported increased revenues of $62.8 million or 30.9%, the Water segment reported increased revenues of $24.4 million or 20.9%, and the Industrial segment reported increased revenues of $32.3 million or 61.6%.

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

Environmental, Energy and Infrastructure

Revenues in the EE&I segment for the three-month period ended March 31, 2001 were $266.1 million compared to $203.3 million for the same period in 2000. This increase of $62.8 million or 30.9% was due to improvements in all businesses within this segment. The increase in revenues of $41.7 million in the nuclear and energy sectors was attributable to the U. S. Department of Energy’s Hanford River Protection project in Richland, Washington and to the upsurge in the energy business stemming from the energy crisis on the west coast of the United States. Revenues for the first quarter of 2001 from the Hanford River Protection project were higher than the first quarter of 2000 due to the expansion of work scope during the first quarter of 2001 that is not expected to recur. The increase in revenues in the energy sector is a direct result of significant demand for power plant permitting by independent power producers and utilities, as they push for quick implementation of power generation projects.

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

The Industrial segment reported $3.2 million of pre-tax profit for the quarter ended March 31, 2001 compared to $0.7 million for the same period in 2000. Profit, as a percentage of revenues for 2001 was 3.8% compared to 1.3% for the same period in 2000. The most significant factor causing this profit increase was the 91.2% increase in volume of services sold during 2001. Direct project costs, as a percentage of revenues, decreased 4.5% in 2001 versus 2000. This decrease is due to a reduction in construction related costs as a percentage of total direct costs. This reduction resulted in higher project margins due to the change in mix of revenues, where the construction revenue component decreased considerably over the service revenue component during 2001. Indirect labor costs, which are made up of salaries and benefits of administrative personnel, plus salaries and benefits of technical personnel for hours not working on billable client services, decreased, as a percent of the services portion of gross revenues, to 21.0% in 2001 compared to 23.9% in 2000. This decrease is due to the significant increase in the number and size of projects performed for the microelectronics industry. Other overhead, general and administrative costs decreased, as a percentage of the services portion of revenues, to 18.0% in 2001 compared to 14.0% in 2000, also due to the increase in revenue volume in 2001.

Joint Ventures

We routinely enter into joint ventures to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. Our largest joint venture is Kaiser-Hill Company, LLC (“Kaiser-Hill”), in which we own a 50% interest. This joint venture is in our EE&I operating segment. The earnings from this joint venture are reported as equity in earnings of investees accounted for under the equity method, along with other joint ventures that are individually insignificant.

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

Effective February 1, 2000, the U.S. Department of Energy extended Kaiser-Hill’s Rocky Flats contract. Although the new contract is a closure contract and does not have a defined term, we anticipate closure of the site in 2006. Under the new contract, Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure costs. Outside of a negotiated range, for every dollar that the U.S. Department of Energy saves with earlier cleanup, Kaiser-Hill receives a 30 cent increase in fee. At the same time, for every dollar the cleanup is over budget, the fee is reduced by 30 cents down to an agreed minimum. The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of our performance. Until the results of the performance measures become more estimable, earnings are expected to be comparable from quarter to quarter.

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

We also invested $3.5 million in a new entity that was established by a client for the purpose of acquiring, holding, managing and selling investments in telecommunications properties. Subsequent to March 31, 2001, we invested an additional $6.5 million for a total investment of $10.0 million and a 24.5% equity interest. This is a strategic investment to develop our telecommunications business, which we will account for using the equity method.

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

Derivatives and Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, establishes fair value accounting and reporting standards for derivative instruments and hedging activities. CH2M HILL adopted SFAS No. 133 on January 1, 2001. SFAS No. 133 requires all derivative instruments to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

CH2M HILL utilizes certain derivative financial instruments to manage its market risk associated with fluctuations in interest rates or foreign currencies. CH2M HILL intends to designate the contracts as hedges and record derivative assets and liabilities on its balance sheet based on the fair value of the contracts. Such amounts are expected to be substantially offset by an amount that will be recorded in “Accumulated other comprehensive income” on CH2M HILL’s consolidated balance sheet. The fair values of derivative instruments will fluctuate over time due to changes in the underlying contract prices.

Quantitative and Qualitative Disclosures About Market Risk

CH2M HILL is exposed to market risk from changes in interest rates and foreign exchange rates. This risk is monitored and managed to limit the effect of interest rate and foreign exchange rate fluctuations on earnings and cash flows. CH2M HILL’s interest rate exposure is generally limited to its unsecured revolving credit agreement and to its notes payable to former shareholders. Historically, we have used short-term variable rate borrowings under the revolving credit agreement on a limited basis. At March 31, 2001, there were no borrowings against the credit facility which has a maturity date of June 17, 2003. The interest rate on the notes payable to former shareholders is variable and fluctuates annually based on the U.S. Federal reserve Discount rate. These notes have varying maturities through 2009. Additionally, in December 2000, we entered into an interest rate collar in order to hedge our inherent interest rate risk. The interest rate collar was settled in March 2001 for a nominal amount. CH2M HILL may use interest rate swap agreements or similar financial instruments for purposes other than trading. CH2M HILL has assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on the financial position of CH2M HILL.

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

None

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CH2M HILL Companies, Ltd.

Date: May 10, 2001	/s/ Samuel H. Iapalucci

Samuel H. Iapalucci Vice President and Chief Financial Officer