Form 10-Q
period 2001-06-30
CH2M HILL COMPANIES LTD
filed 2001-08-10
CIK 777491

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ________ TO _______

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
_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ___

As of August 7, 2001, the registrant had 30,143,963 shares of common stock, $.01 par value per share, issued and outstanding.

CH2M HILL COMPANIES, LTD.

June 30, 2001

Page
Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements:

Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000	2

Statements of Income for the Three and Six Month Periods Ended June 30, 2001 and 2000 (unaudited)	3

Statements of Cash Flows for the Six Month Periods Ended June 30, 2001 and 2000 (unaudited)	4

Notes to Consolidated Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	15

CH2M HILL COMPANIES, LTD.
Consolidated Condensed Balance Sheets
(Dollars in thousands)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash & cash equivalents	$48,745	$97,074

Receivables, net -

Client accounts	222,830	218,419

Unbilled revenue	126,583	99,840

Other	6,701	6,969

Prepaid expenses & other	7,509	8,305

Total current assets	412,368	430,607

PROPERTY, PLANT & EQUIPMENT, net	18,494	17,643

OTHER ASSETS, net	87,191	67,165

TOTAL ASSETS	$518,053	$515,415

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt	$4,023	$3,910

Accounts payable	64,352	84,629

Billings in excess of revenues	89,483	76,143

Accrued incentive compensation	16,494	25,261

Employee related liabilities	74,038	58,874

Current taxes payable	13,724	28,180

Other accrued liabilities	41,520	41,300

Current deferred income taxes	17,021	11,975

Total current liabilities	320,655	330,272

OTHER LONG-TERM LIABILITIES	42,817	40,594

LONG-TERM DEBT	7,578	10,557

Total liabilities	371,050	381,423

COMMITMENTS AND CONTINGENCIES (See Notes)

SHAREHOLDERS’ EQUITY

Common stock, $.01 par value, 100,000,000 shares authorized; 30,122,788 and 29,198,698 issued and outstanding at June 30, 2001 and December 31, 2000, respectively	301	291

Additional paid-in capital	44,686	41,728

Retained earnings	106,743	94,305

Accumulated other comprehensive loss	(4,727)	(2,332)

Total shareholders’ equity	147,003	133,992

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$518,053	$515,415

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.
Consolidated Condensed Statements of Income
(Unaudited)
(Dollars in thousands except per share)

	Three Month Period Ended		Six Month Period Ended
	June 30		June 30

	2001	2000	2001	2000

Gross revenue	$481,517	$419,623	$968,918	$786,138

Equity in earnings of joint ventures and affiliated companies	3,346	2,810	7,671	8,516

Total revenues	484,863	422,433	976,589	794,654

Operating expenses:

Direct cost of services and overhead	(368,596)	(329,983)	(743,939)	(609,210)

General and administrative	(105,126)	(82,866)	(211,461)	(165,719)

Operating income	11,141	9,584	21,189	19,725

Other income (expense):

Interest income	520	487	1,671	934

Interest expense	(171)	(293)	(328)	(510)

Income before provision for income taxes	11,490	9,778	22,532	20,149

Provision for income taxes	(5,148)	(4,888)	(10,094)	(10,074)

Net income	$6,342	$4,890	$12,438	$10,075

Net income per common share:

Basic	$0.21	$0.17	$0.41	$0.34

Diluted	$0.20	$0.16	$0.40	$0.34

Weighted average number of common shares:

Basic	30,645,685	29,580,471	30,172,908	29,592,411

Diluted	31,647,393	30,151,100	31,125,560	30,022,569

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Month Period Ended
	June 30

	2001	2000

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(15,200)	$28,748

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(3,905)	(3,905)

Cost of acquisition and equity interests	(16,000)	—

Net cash used in investing activities	(19,905)	(3,905)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings on line of credit	—	4,900

Principal payments on notes payable to former shareholders	(2,867)	(3,084)

Principal payments on long-term debt	(70)	(1,971)

Principal payments on line of credit	—	(4,900)

Purchases and retirements of stock	(11,028)	(11,774)

Net cash used in financing activities	(13,965)	(16,829)

CASH EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENT	741	169

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48,329)	8,183

CASH AND CASH EQUIVALENTS, beginning of period	97,074	12,557

CASH AND CASH EQUIVALENTS, end of period	$48,745	$20,740

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial information has been prepared in accordance with the interim reporting rules and regulations of the Securities and Exchange Commission, and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.

In the opinion of CH2M HILL’s management, the accompanying unaudited consolidated condensed financial statements of the interim period contain all adjustments necessary to present fairly the financial position of CH2M HILL as of June 30, 2001 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in CH2M HILL’s Form 10-K for the year ended December 31, 2000.

Shareholders’ Equity

On November 6, 1998, the Board of Directors approved a new ownership program for CH2M HILL and certain resolutions that were subsequently ratified by a vote of the shareholders on December 18, 1998. Such resolutions were effective January 1, 2000 and included, but were not limited to, adopting amendments to the Restated Bylaws and Articles of Incorporation which provide for the:

•	authorization to convert all outstanding Class A preferred stock into shares of common stock on a one-for-one basis,

•	increase in the authorized shares of common stock to 100,000,000, par value $.01 per share, and Class A preferred stock to 50,000,000, par value $.02 per share,

•	authorization of a ten-for-one stock split on CH2M HILL’s common stock and Class A preferred stock,

•	imposition of certain restrictions on the stock including, but not limited to, the right but not the obligation to repurchase shares upon termination of employment or affiliation, the right of first refusal, and ownership limits.

Common and preferred stock amounts, equivalent share amounts and per share amounts have been adjusted retroactively to give effect to the stock split.

The significant changes in shareholders’ equity for the six month period ended June 30, 2001 are as follows:

	Shares	Amount

Shareholders’ Equity, December 31, 2000	29,198,698	$133,992

Net income	—	12,438

Shares issued	1,644,403	13,996

Shares redeemed	(720,313)	(11,028)

Foreign Currency Translation Adjustment	—	(2,395)

Shareholders’ Equity, June 30, 2001	30,122,788	$147,003

New Accounting Standards

Effective June 30, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) Nos. 141 “Business Combinations” and 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 is effective for acquisitions occurring after June 30, 2001 and provides guidance on accounting for business combinations including the use of the purchase method of accounting as the only acceptable method to account for business combinations. SFAS No. 142 provides guidance on the accounting for goodwill and other intangibles specifically relating to identifying and allocating purchase price to specific identifiable intangible assets. Additionally, SFAS No. 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment, at least annually, using a fair value approach. We will adopt SFAS No. 142 in the first quarter of 2002. Management has determined that the adoption of SFAS No. 142 will not have a current impact on its financial position, however, it will modify the method and methodology for future acquisitions, if any.

(2) SEGMENT INFORMATION

Certain financial information relating to the three and six month periods ended June 30, 2001 and 2000 for each segment is provided below:

Three Month Period Ended					Financial Statement
June 30, 2001	EE&I	Water	Industrial	Other	Balances

Revenues from external customers	$266,651	$144,885	$69,981	$—	$481,517

Intersegment sales	13,784	6,356	156	(20,296)	—

Equity in earnings of investees accounted for by the equity method	3,650	(255)	(49)	—	3,346

Segment profit	5,739	4,914	2,538	(1,701)	11,490

Three Month Period Ended					Financial Statement
June 30, 2000	EE&I	Water	Industrial	Other	Balances

Revenues from external customers	$218,905	$121,506	$79,212	$—	$419,623

Intersegment sales	11,729	5,370	177	(17,276)	—

Equity in earnings of investees accounted for by the equity method	1,466	1,287	57	—	2,810

Segment profit	7,113	2,196	2,280	(1,811)	9,778

Six Month Period Ended					Financial Statement
June 30, 2001	EE&I	Water	Industrial	Other	Balances

Revenues from external customers	$528,934	$285,428	$154,556	$—	$968,918

Intersegment sales	28,352	12,695	312	(41,359)	—

Equity in earnings of investees accounted for by the equity method	7,494	143	34	—	7,671

Segment profit	12,809	8,608	5,776	(4,661)	22,532

Six Month Period Ended					Financial Statement
June 30, 2000	EE&I	Water	Industrial	Other	Balances

Revenues from external customers	$417,383	$237,228	$131,527	$—	$786,138

Intersegment sales	21,219	8,779	639	(30,637)	—

Equity in earnings of investees accounted for by the equity method	6,312	2,056	148	—	8,516

Segment profit	14,114	7,383	2,944	(4,292)	20,149

(3) COMPREHENSIVE INCOME

Comprehensive income for the three and six month periods ended June 30, 2001 and 2000 is as follows:

	Three Month Period Ended		Six Month Period Ended
	June 30		June 30

	2001	2000	2001	2000

Net income	$6,342	$4,890	$12,438	$10,075

Foreign currency translation adjustment	(916)	(114)	(2,395)	(545)

Comprehensive income	$5,426	$4,776	$10,043	$9,530

(4) EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share is based on the weighted average number of common shares outstanding during the period and, to the extent dilutive, common stock equivalents consisting of stock options. The difference between the basic and diluted shares at June 30, 2001 and 2000 is attributable to the dilutive effect of stock options outstanding at the end of each period.

(5) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

CH2M HILL has the following investments in affiliated companies that are 50% or less owned, which are accounted for under the equity method:

% of Ownership
Domestic:

Kaiser-Hill Company, LLC	50%

MK/IDC (PSI)	38%

Foreign:

CH2M HILL BECA, Ltd.	50%

CH2M HILL/CSA	50%

IDC/CST	50%

CH2M HILL Canada, Ltd.	49%

Z2C, LLC	33%

CAI Investments, LLC	25%

As of June 30, 2001 and December 31, 2000, the total investments in these material unconsolidated affiliates were approximately $17,041 and $9,837, respectively, and are included in other assets in the accompanying consolidated condensed balance sheets.

Summarized financial information for the three and six month periods ended June 30, 2001 and 2000, for these affiliates is as follows:

	Three Month Period Ended		Six Month Period Ended
	June 30		June 30

	2001	2000	2001	2000

RESULTS OF OPERATIONS:

Revenues	$214,089	$133,815	$411,337	$329,623

Direct costs	(203,598)	(126,426)	(386,620)	(305,268)

General and administrative expenses	(1,640)	(2,944)	(7,495)	(9,151)

Operating income	8,851	4,445	17,222	15,204

Other expense, net	(2,022)	(398)	(1,967)	(810)

Earnings before income taxes	$6,829	$4,047	$15,255	$14,394

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

CH2M HILL COMPANIES, LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis explains our general financial condition, changes in financial condition and results of operations for CH2M HILL as a whole and for each of our operating segments including:

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

Introduction

The engineering and construction industry continues to undergo substantial change as public and private clients privatize and outsource many of the services that were formerly provided internally. Numerous mergers and acquisitions in the industry have resulted in a group of larger firms that offer a full complement of single-source services including studies, design, construction, operation, maintenance and in some instances, facility ownership. Included in the current trend is the movement towards longer-term contracts for the expanded array of services, e.g. 5 to 20 year contracts for facility operations. These larger, longer contracts require us to have substantially greater financial capital than has historically been necessary, to remain competitive.

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

Summary

Net income for the three and six month periods ended June 30, 2001 was $6.3 million and $12.4 million, respectively, compared to $4.9 million and $10.1 million for the same periods in 2000. Our diluted earnings per share for the three and six month periods ended June 30, 2001 were $0.20 and $0.40, respectively, compared to $0.16 and $0.34 for the same periods in 2000. Revenues and pre-tax profit for the three and six month periods ended June 30, 2001 and 2000 by operating segment were as follows:

Three Month Period Ended June 30
(in millions)

	Revenues				Pre-Tax Profit

	2001		2000		2001	2000

EE&I	$270.3	56%	$220.4	52%	$5.7	$7.1

Water	144.6	30%	122.8	29%	4.9	2.2

Industrial	70.0	14%	79.2	19%	2.6	2.3

Corporate	—	—	—	—	(1.7)	(1.8)

Total	$484.9	100%	$422.4	100%	$11.5	$9.8

Six Month Period Ended June 30
(in millions)

	Revenues				Pre-Tax Profit

	2001		2000		2001	2000

EE&I	$536.4	55%	$423.7	53%	$12.8	$14.1

Water	285.6	29%	239.3	30%	8.6	7.4

Industrial	154.6	16%	131.7	17%	5.8	2.9

Corporate	—	—	—	—	(4.7)	(4.3)

Total	$976.6	100%	$794.7	100%	$22.5	$20.1

Results of Operations for the Three and Six Month Periods Ended June 30, 2001 Compared to the Same Periods of 2000

Revenues for the three month period ended June 30, 2001 were $484.9 million compared to revenues of $422.4 million for the same period of 2000, an increase of $62.5 million or 14.8%. For the six month period ended June 30, 2001, revenues were $976.6 million compared to $794.7 million in the same period of 2000, an increase of $181.9 million or 22.9%. For the three month periods ended June 30, the Environmental, Energy & Infrastructure (“EE&I”) segment reported increased revenues of $49.9 million or 22.6%, while the Water segment reported increased revenues for the same period of $21.8 million or 17.8%. These revenue improvements were offset by a $9.2 million or 11.6% decline in revenues for the Industrial segment. All of the operating segments reported increases in revenues for the six month period ended June 30, 2001 compared to the prior year.

Pre-tax profit for the three month period ended June 30, 2001 was $11.5 million compared to $9.8 million for the same period of 2000, an increase of $1.7 million or 17.3%. For the six month period ended June 30, 2001, pre-tax profit was $22.5 million versus $20.1 million in 2000, an increase of $2.4 million or 11.9%. The increase for the three month period ended June 30, 2001 was comprised of increases in the Water segment of $2.7 million and the Industrial segment of $0.3 million, offset by a decrease in the EE&I segment of $1.4 million. Corporate expenses improved slightly by $0.1 million. The increase for the six month period of $2.4 million was comprised of increases in the Water segment of $1.2 million and the Industrial segment of $2.9 million, offset by a decrease in the EE&I segment of $1.3 million and an increase in corporate expenses of $0.4 million.

Environmental, Energy and Infrastructure

Revenues in the EE&I segment for the three month period ended June 30, 2001 were $270.3 million compared to $220.4 million in the same period of 2000. For the six month period ended June 30, 2001, revenues in the EE&I segment were $536.4 million compared to $423.7 million in the same period of 2000, an increase of $112.7 million or 26.6%.

The increase in revenues of $49.9 million or 22.6% for the three month period ended June 30, 2001 was due to improvements in all businesses within this segment. The nuclear and energy sectors contributed a significant portion of the increase with an increase in revenues of $33.2 million for the three month period ended June 30, 2001, compared to 2000. This increase was attributable to the U. S. Department of Energy’s Hanford River Protection project in Richland, Washington and to the upsurge in the energy business stemming from the energy crisis on the West Coast of the United States. Revenues from the Hanford River Protection project for the three and six month periods ended June 30, 2001 continue to be higher compared to the same periods in 2000 due to the expansion of work scope. The increase in revenues in the energy sector is a direct result of significant demand for power plant permitting by independent power producers and utilities, as they push for quick implementation of power generation projects.

The remaining increase in revenues of $16.7 million for the three month period ended June 30, 2001 compared to 2000, was generated by the environmental, telecommunications, and transportation businesses. The telecommunications business continues to experience growth internationally as clients build or upgrade new infrastructure to keep pace with advances in technology. The transportation business continues to reflect revenue growth from market-driven demand and added delivery capacity. The market demand is primarily the result of the Transportation Equity Act for the 21st Century (“TEA-21”) which was adopted by Congress in 1998. TEA-21 provides federal funding to various states for transportation infrastructure improvement projects for highways, highway safety, and transit through 2003.

Pre-tax profit in the EE&I segment for the three month period ended June 30, 2001 was $5.7 million compared to $7.1 million in the same period of 2000. Pre-tax profit as a percentage of revenues was 2.1% compared to 3.2% in the same period of 2000. For the six month period ended June 30, 2001, pre-tax profit was $12.8 million compared to $14.1 million in the same period of 2000. Pre-tax profit as a percentage of revenues was 2.4% compared to 3.3%. The EE&I segment experienced a decline in profits due to increased costs associated with project delivery challenges, specifically a landfill construction project where unexpected site conditions have increased our estimate to complete. Additionally, our telecom business was unfavorably impacted by reduced margins in the U.S. due to continued weak market conditions, combined with higher indirect expenses, as we continue to make strategic investments to position the business for the future.

Water

Revenues in the Water segment for the three month period ended June 30, 2001 were $144.6 million compared to $122.8 million for the same period in 2000. For the six month period ended June 30, 2001, revenues in the Water segment were $285.6 million compared to $239.3 million for the same period in 2000. The $21.8 million or 17.8% increase for the three month period ended June 30, 2001 compared to 2000 was attributable to growth in the water and wastewater business as well as the operations and maintenance business. Of the $21.8 million increase, $11.5 million was achieved from design build projects as we continue to grow this area of our operations in order to meet market demands. Market conditions domestically and abroad continue to improve as utilities invest in water related facilities, driven by strong population and economic growth in certain regions, capacity shortfalls, and regulatory requirements. Additionally, revenues from operations and maintenance services increased by $3.8 million due primarily to new contracts, scope increases and shorter term consulting services on existing contracts.

Pre-tax profit in the Water segment for the three and six month periods ended June 30, 2001 and 2000 were $4.9 million and $8.6 million, respectively, compared to $2.2 million and $7.4 million for the same periods of 2000. Pre-tax profit as a percentage of revenues for the three month periods ended June 30, 2001 and 2000 was 3.4% and 1.8%, respectively, and 3.0% and 3.1% for the six month periods ended June 30, 2001 and 2000, respectively. The Water segment experienced an improvement in pre-tax profit due to higher revenues combined with added efficiencies in business development and other overhead spending.

Industrial

The Industrial segment reported revenues of $70.0 million for the three month period ended June 30, 2001, of which $47.7 million was generated from the microelectronics industry. The revenues for the same period of 2000 were $79.2 million, of which $48.6 million was generated from the microelectronics industry. For the six month periods ended June 30, 2001 and 2000, revenues were $154.6 million versus $131.7 million, with the microelectronics industry generating $104.0 million versus $81.2 million, respectively. The decrease of $9.2 million for the three month period ended June 30, 2001, compared to the same period of 2000, resulted primarily from a change in the mix of revenues between construction costs versus services for engineering and construction management. The construction cost component of revenues for the three month period ended June 30, 2001 was $20.8 million or 29.7% of revenues, compared to $39.6 million or 50.0% of revenues for the same period of 2000. The decrease in construction revenues was due to the completion of certain construction projects. This decrease in construction revenues of $18.8 million was offset by an increase in service revenues of $9.6 million, which increased from $39.8 million in 2000, to $49.4 million in 2001. The significant increase in services revenue was generated primarily from the microelectronics industry, which began an economic recovery beginning in the second quarter of 2000 that has helped the Industrial segment realize a significant increase in revenues through the six month period ended June 30, 2001. However, the industry is currently experiencing weakness because of soft demand for its products which we anticipate may negatively impact the Industrial segments results in the second half of the year.

The Industrial segment reported pre-tax profit of $2.6 million for the three month period ended June 30, 2001 versus $2.3 million for the same period in 2000. Pre-tax profit as a percentage of revenues for 2001 was 3.7% compared to 2.9% for the same period in 2000. For the six month period ended June 30, 2001, pre-tax profit was $5.8 million compared to $2.9 million in the same period of 2000, and, pre-tax profit as a percent of revenues was 3.8% in 2001 compared to 2.2% in 2000. The most significant factor causing this pre-tax profit increase was the 24.1% increase in volume of services sold during 2001. Direct project costs, as a percentage of revenues, decreased 9.1% for the three month period ended June 30, 2001 versus the same period in 2000 due primarily to the reduction in construction related costs directly associated with the decrease in construction revenues. This results in higher project margins due to the change in mix of revenues, where the construction revenue component decreased considerably over the services revenue component during 2001. Indirect labor costs, which are made up of salaries and benefits of all administrative personnel, plus salaries and benefits of technical personnel for hours not spent working on billable client services, increased as a percent of the services portion of gross revenues. This increase is due to the softening demand for services in the microelectronics industry. Other overhead and general and administrative costs remain relatively unchanged as a percentage of the services portion of revenues.

Joint Ventures

We routinely enter into joint ventures to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. Our largest joint venture is Kaiser-Hill Company, LLC (“Kaiser-Hill”), in which we own a 50% interest. This joint venture is in our EE&I operating segment. Effective February 1, 2000, the U.S. Department of Energy extended Kaiser-Hill’s Rocky Flats contract. Although the new contract is a closure contract and does not have a defined term, we anticipate closure of the site in 2006. Under the new contract, Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure costs. Outside of a negotiated range, for every dollar that the U.S. Department of Energy saves with earlier cleanup, Kaiser-Hill receives a 30-cent increase in fee. At the same time, for every dollar the cleanup is over budget, the fee is reduced by 30 cents down to an agreed minimum. The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of our performance.

The earnings from this joint venture are reported as equity in earnings of investees accounted for under the equity method, along with other joint ventures that are individually insignificant. For the three month period ended June 30, 2001, we reported equity in earnings of investees accounted for under the equity method of $3.3 million compared to $2.8 million for the same period of 2000. For the six month period ended June 30, 2001, we reported equity in earnings of investees accounted for under the equity method of $7.7 million compared to $8.5 million for the same period of 2000. The earnings from the Kaiser-Hill joint venture for the three and six month periods ended June 30, 2001 were $3.7 million and $7.6 million, respectively. For the three and six month periods ended June 30, 2000, the earnings from the Kaiser-Hill joint venture were $1.5 million and $6.3 million, respectively. This increase in earnings is attributable primarily to the portion of the fee that is impacted by the schedule as progress towards the 2006 closure schedule becomes more estimable.

Corporate Expenses

Corporate expenses for the three and six month periods ended June 30, 2001 were $1.7 million and $4.7 million, respectively, compared to $1.8 million and $4.3 million for the same periods of 2000. While corporate expenses for the three month periods ended June 30, remain relatively unchanged, the increase of $0.4 million in corporate expenses for the six month periods ended June 30 relates primarily to the maintenance of our internal market and to an increase in general infrastructure to support the growth in our operations. During the first quarter of 2000, we incurred expenses to buy out a supplemental retirement plan associated with the old key employee program and to accrete the value of certain equity instruments related to our compensation plans to the current stock price. Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts.

Income Taxes

The income tax provision for the three and six month periods ended June 30, 2001 was $5.1 million and $10.1 million, respectively, or an effective tax rate of 44.8%. For the same periods in 2000, the income tax provision was $4.9 million and $10.1 million, respectively, or an effective tax rate of 49.9%. The decrease in the effective tax rate is due primarily to certain tax credits that are being recognized currently to the extent such benefits are more likely than not to be realized. Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, disallowed portions of meals and entertainment expenses and non-deductible foreign net operating losses.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the six month period ended June 30, 2001, operations used $15.2 million of cash due primarily to changes in working capital. Accounts receivable increased $34.6 million due to growth in operations in the EE&I and the Water operating segments while accounts payable decreased $20.2 million due primarily to the slowdown of operations in the Industrial segment. Offsetting the decrease in working capital changes of $55.5 million was an increase in earnings of $12.4 million as well as other non-cash deferred items and stock-based compensation of $14.0 million.

During the comparable period of 2000, operations provided $28.7 million of cash due primarily to growth in our operations. Working capital changes included an increase of $40.0 million in accounts receivable and work-in-process offset by an increase of $16.1 million in billings in excess of revenues all as a result of growth in operations, providing a net decrease in cash of $23.9 million. The remaining net decrease in working capital of $16.4 million is primarily due to the increase in employee related and other accrued liabilities due to the growth in operations and due to the accrual of payroll and related benefit expenses. Offsetting the decrease in working capital of $7.5 million was an increase in earnings of $10.1 million as well as an increase in other non-cash items of $26.4 million. Non-cash items primarily include $15.0 million for stock-based compensation and $7.6 million for deferred income taxes.

Cash Flows from Investing Activities

For the first six months of 2001, we used $19.9 million of cash in investing activities compared to $3.9 million for the same period of 2000. During the six month period ended June 30, 2001, we signed a new five-year contract with the U.S. Department of Energy that extends our current contract at the Hanford River Protection project in Richland, Washington through September 2006, for which we paid Lockheed Martin $5.0 million. We are now committed to specific milestones for the duration of the contract. Fees are earned based on specific negotiated performance incentives.

We also invested $10.0 million for a 24.5% equity interest in CAI Investments, LLC that was established by a client for the purpose of acquiring, holding, managing and selling investments in telecommunications properties. This is a strategic investment to develop our telecommunications business, which we will account for using the equity method.

Cash Flows from Financing Activities

For the first six months of 2001, we used $14.0 million of cash in financing activities, of which $11.0 million was used to purchase stock presented on the internal market. This compares to $16.8 million of cash used in financing activities for the same period of 2000, of which $11.8 million was used to purchase stock presented on the internal market. These transactions were funded by cash flows from operations. During the first six months of 2001, we had no borrowings on our line of credit, and for the same period in 2000 our net borrowings were negligible. As of June 30, 2001, there were no amounts outstanding on the line of credit.

Derivatives and Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, establishes fair value accounting and reporting standards for derivative instruments and hedging activities. CH2M HILL adopted SFAS No. 133 on January 1, 2001. SFAS No. 133 requires all derivative instruments to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

CH2M HILL may utilize certain derivative financial instruments to manage its market risk associated with fluctuations in interest rates or foreign currencies. CH2M HILL intends to designate the contracts as hedges and record derivative assets and liabilities on its balance sheet based on the fair value of the contracts, if such contracts are highly effective in hedging risk. Such amounts are expected to be substantially offset by an amount that will be recorded in “Accumulated other comprehensive income” on CH2M HILL’s consolidated balance sheet. The fair values of derivative instruments will fluctuate over time due to changes in the underlying contract prices. As of June 30, 2001, CH2M HILL does not have any derivative instruments outstanding.

Quantitative and Qualitative Disclosures about Market Risk

CH2M HILL is exposed to market risk from changes in interest rates and foreign exchange rates. This risk is monitored and managed to limit the effect of interest rate and foreign exchange rate fluctuations on earnings and cash flows. CH2M HILL’s interest rate exposure is generally limited to its unsecured revolving credit agreement and to its notes payable to former shareholders. Historically, we have used short-term variable rate borrowings under the revolving credit agreement on a limited basis. At June 30, 2001, there were no borrowings against the credit facility which has a maturity date of June 17, 2003. The interest rate on the notes payable to former shareholders is variable and fluctuates annually based on the U.S. Federal Reserve Discount Rate. These notes have varying maturities through 2009. CH2M HILL may use interest rate swap agreements or similar financial instruments for purposes other than trading. CH2M HILL has assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on the financial position of CH2M HILL.

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

New Accounting Standards

Effective June 30, 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 “Business Combinations” and 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 is effective for acquisitions occurring after June 30, 2001 and provides guidance on accounting for business combinations including the use of the purchase method of accounting as the only acceptable method to account for business combinations. SFAS No. 142 provides guidance on the accounting for goodwill and other intangibles specifically relating to identifying and allocating purchase price to specific identifiable intangible assets. Additionally, SFAS No. 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment, at least annually, using a fair value approach. We will adopt SFAS No. 142 in the first quarter of 2002. Management has determined that the adoption of SFAS No. 142 will not have a current impact on its financial position, however, it will modify the method and methodology for future acquisitions, if any.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CH2M HILL Companies, Ltd.

Date: August 10, 2001	/s/ Samuel H. Iapalucci Samuel H. Iapalucci Executive Vice President and Chief Financial Officer