Form 10-Q
period 2001-09-30
CH2M HILL COMPANIES LTD
filed 2001-11-09
CIK 777491

Use these links to rapidly review the document
CH2M HILL COMPANIES, LTD. September 30, 2001 TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission File Number 000-27261

CH2M HILL Companies, Ltd.
(Exact name of registrant as specified in its charter)

Oregon	93-0549963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6060 South Willow Drive, Greenwood Village, CO (Address of principal executive offices)	80111-5142 (Zip Code)

(303) 771-0900
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    As of November 8, 2001, the registrant had 29,706,479 shares of common stock, $.01 par value per share, issued and outstanding.

CH2M HILL COMPANIES, LTD.

September 30, 2001

TABLE OF CONTENTS

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Balance Sheets

(Dollars in thousands)

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$68,078	$97,074
Receivables, net—
Client accounts	226,901	218,419
Unbilled revenue	140,150	99,840
Other	7,975	6,969
Prepaid expenses & other	10,463	8,305

Total current assets	453,567	430,607
PROPERTY, PLANT & EQUIPMENT, net	18,978	17,643
OTHER ASSETS, net	87,211	67,165

TOTAL ASSETS	$559,756	$515,415

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,020	$3,910
Accounts payable	69,319	84,629
Billings in excess of revenues	91,980	76,143
Accrued incentive compensation	27,573	25,261
Employee related liabilities	72,905	58,874
Current taxes payable	14,119	28,180
Other accrued liabilities	45,465	41,300
Current deferred income taxes	26,726	11,975

Total current liabilities	352,107	330,272
OTHER LONG-TERM LIABILITIES	41,548	40,594
LONG-TERM DEBT	6,835	10,557

Total liabilities	400,490	381,423

COMMITMENTS AND CONTINGENCIES (See Notes)
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 100,000,000 shares authorized; 29,702,367 and 29,198,698 issued and outstanding at September 30, 2001 and December 31, 2000, respectively	297	291
Additional paid-in capital	47,820	41,728
Retained earnings	114,560	94,305
Accumulated other comprehensive loss	(3,411)	(2,332)

Total shareholders' equity	159,266	133,992

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$559,756	$515,415

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Statements of Income

(Unaudited)

(Dollars in thousands except per share)

	Three Month Period Ended September 30		Nine Month Period Ended September 30
	2001	2000	2001	2000
Gross revenue	$477,119	$444,973	$1,446,037	$1,231,111
Equity in earnings of joint ventures and affiliated companies	4,557	2,690	12,228	11,206

Total revenues	481,676	447,663	1,458,265	1,242,317
Operating expenses:
Direct cost of services and overhead	(361,024)	(351,905)	(1,104,964)	(961,116)
General and administrative	(106,725)	(81,289)	(318,185)	(247,008)

Operating income	13,927	14,469	35,116	34,193
Other income (expense):
Interest income	381	461	2,052	1,395
Interest expense	(146)	(236)	(474)	(746)

Income before provision for income taxes	14,162	14,694	36,694	34,842
Provision for income taxes	(6,345)	(7,314)	(16,439)	(17,388)

Net income	$7,817	$7,380	$20,255	$17,454

Net income per common share:
Basic	$0.26	$0.25	$0.67	$0.59
Diluted	$0.25	$0.25	$0.65	$0.58
Weighted average number of common shares:
Basic	30,065,652	29,353,427	30,136,763	29,512,168
Diluted	31,099,953	30,033,212	31,111,374	30,022,057

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Month Period Ended September 30
	2001	2000
NET CASH PROVIDED BY OPERATING ACTIVITIES	$13,797	$47,723
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,736)	(5,361)
Cost of acquisition and equity interests	(16,000)	—

Net cash used in investing activities	(22,736)	(5,361)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt	44	98
Borrowings on line of credit	—	4,900
Principal payments on line of credit	—	(4,900)
Principal payments on notes payable to former shareholders	(3,533)	(3,696)
Principal payments on long-term debt	(123)	(2,098)
Purchases and retirements of stock	(15,884)	(12,749)

Net cash used in financing activities	(19,496)	(18,445)
CASH EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENT	(561)	636

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,996)	24,553
CASH AND CASH EQUIVALENTS, beginning of period	97,074	12,557

CASH AND CASH EQUIVALENTS, end of period	$68,078	$37,110

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

    In the opinion of CH2M HILL's management, the accompanying unaudited consolidated condensed financial statements of the interim period contain all adjustments necessary to present fairly the financial position of CH2M HILL as of September 30, 2001 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in CH2M HILL's Form 10-K for the year ended December 31, 2000.

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

    Common and preferred stock amounts, equivalent share amounts and per share amounts have been adjusted retroactively to give effect to the stock split.

    The significant changes in shareholders' equity for the nine month period ended September 30, 2001 are as follows:

	Shares	Amount
Shareholders' Equity, December 31, 2000	29,198,698	$133,992
Net income	—	20,255
Shares issued	1,500,933	23,131
Shares redeemed	(997,264)	(17,033)
Foreign Currency Translation Adjustment	—	(1,079)

Shareholders' Equity, September 30, 2001	29,702,367	$159,266

New Accounting Standards

    Effective June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") Nos. 141, "Business Combinations", and 142, "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for acquisitions occurring after June 30, 2001 and provides guidance on accounting for business combinations including the use of the purchase method of accounting as the only acceptable method to account for business combinations. SFAS No. 142 provides guidance on the accounting for goodwill and other intangibles specifically relating to identifying and allocating purchase price to specific identifiable intangible assets. Additionally, SFAS No. 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment, at least annually, using a fair value approach. We will adopt SFAS No. 142 on January 1, 2002. Management has determined that the adoption of SFAS No. 142 will not have a material impact on its financial position.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the effect SFAS No. 143 will have on its financial position, if any.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. Management has not yet determined the effect SFAS No. 144 will have on its financial position, if any.

(2) SEGMENT INFORMATION

    Certain financial information relating to the three and nine month periods ended September 30, 2001 and 2000 for each segment is provided below:

Three Month Period Ended September 30, 2001	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$270,895	$146,469	$59,755	$—	$477,119
Intersegment sales	16,422	7,583	465	(24,470)	—
Equity in earnings of investees accounted for by the equity method	3,930	477	150	—	4,557
Segment profit	9,063	5,260	2,209	(2,370)	14,162
Three Month Period Ended September 30, 2000	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$236,381	$129,142	$79,450	$—	$444,973
Intersegment sales	12,493	5,906	104	(18,503)	—
Equity in earnings of investees accounted for by the equity method	751	1,878	61	—	2,690
Segment profit	7,681	6,153	2,842	(1,982)	14,694
Nine Month Period Ended September 30, 2001	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$799,829	$431,897	$214,311	$—	$1,446,037
Intersegment sales	44,774	20,278	777	(65,829)	—
Equity in earnings of investees accounted for by the equity method	11,424	620	184	—	12,228
Segment profit	21,872	13,868	7,985	(7,031)	36,694
Nine Month Period Ended September 30, 2000	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$653,764	$366,370	$210,977	$—	$1,231,111
Intersegment sales	33,712	14,685	743	(49,140)	—
Equity in earnings of investees accounted for by the equity method	8,012	2,985	209	—	11,206
Segment profit	21,795	13,536	5,786	(6,275)	34,842

(3) COMPREHENSIVE INCOME

    Comprehensive income for the three and nine month periods ended September 30, 2001 and 2000 is as follows:

	Three Month Period Ended September 30		Nine Month Period Ended September 30
	2001	2000	2001	2000
Net income	$7,817	$7,380	$20,255	$17,454
Foreign currency translation adjustment	1,316	(1,506)	(1,079)	(2,051)

Comprehensive income	$9,133	$5,874	$19,176	$15,403

(4) EARNINGS PER SHARE

    The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share is based on the weighted average number of common shares outstanding during the period and, to the extent dilutive, common stock equivalents consisting of stock options. The difference between the basic and diluted shares at September 30, 2001 and 2000 is attributable to the dilutive effect of stock options outstanding at the end of each period.

(5) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

    CH2M HILL has the following material investments in affiliated companies that are 50% or less owned, which are accounted for under the equity method:

% of Ownership
Domestic:
Kaiser-Hill Company, LLC	50%
JAJMS/CH2M HILL	40%
MK/IDC (PSI)	38%
Kakavik Asset Management	33%
Johnson Controls-Hill, LLC	25%
Foreign:
CH2M HILL BECA, Ltd.	50%
CH2M HILL/CSA	50%
IDC/CST	50%
CH2M HILL Canada, Ltd.	49%
Z2C, LLC	33%
CAI Investments, LLC	25%

    As of September 30, 2001 and December 31, 2000, the total investments in these material unconsolidated affiliates were approximately $23,327 and $9,837, respectively, and are included in other assets in the accompanying consolidated condensed balance sheets.

    Summarized financial information for the three and nine month periods ended September 30, 2001 and 2000, for these affiliates is as follows:

	Three Month Period Ended September 30		Nine Month Period Ended September 30
	2001	2000	2001	2000
RESULTS OF OPERATIONS:
Revenues	$273,102	$258,698	$684,439	$588,321
Direct costs	(251,432)	(248,848)	(638,052)	(554,116)
General and administrative expenses	(10,688)	(4,108)	(18,183)	(13,259)

Operating income	10,982	5,742	28,204	20,946
Other expense, net	(315)	(780)	(2,282)	(1,590)

Earnings before income taxes	$10,667	$4,962	$25,922	$19,356

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

    As you read this section, you should also refer to our consolidated condensed financial statements and the accompanying notes as well as the CH2M HILL Form 10-K for the year ended December 31, 2000. These consolidated condensed financial statements provide additional information regarding our financial activities and condition.

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

Summary

    Net income for the three and nine month periods ended September 30, 2001 was $7.8 million and $20.3 million, respectively, compared to $7.4 million and $17.5 million for the same periods in 2000. Our diluted earnings per share for the three and nine month periods ended September 30, 2001 were $0.25 and $0.65, respectively, compared to $0.25 and $0.58 for the same periods in 2000. Revenues and pre-tax profit for the three and nine month periods ended September 30, 2001 and 2000 by operating segment were as follows:

Three Month Period Ended September 30
(in millions)

	Revenues				Pre-Tax Profit
	2001		2000		2001	2000
EE&I	$274.8	57%	$237.1	53%	$9.1	$7.7
Water	146.9	31%	131.1	29%	5.3	6.2
Industrial	60.0	12%	79.5	18%	2.2	2.8
Corporate	—	—	—	—	(2.4)	(2.0)

Total	$481.7	100%	$447.7	100%	$14.2	$14.7

Nine Month Period Ended September 30
(in millions)

	Revenues				Pre-Tax Profit
	2001		2000		2001	2000
EE&I	$811.3	55%	$661.8	53%	$21.9	$21.8
Water	432.5	30%	369.3	30%	13.8	13.5
Industrial	214.5	15%	211.2	17%	8.0	5.8
Corporate	—	—	—	—	(7.0)	(6.3)

Total	$1,458.3	100%	$1,242.3	100%	$36.7	$34.8

Results of Operations for the Three and Nine Month Periods Ended September 30, 2001 Compared to the Same Periods of 2000

    Revenues for the three month period ended September 30, 2001 were $481.7 million compared to revenues of $447.7 million for the same period of 2000, an increase of $34.0 million or 7.6%. For the nine month period ended September 30, 2001, revenues were $1,458.3 million compared to $1,242.3 million in the same period of 2000, an increase of $216.0 million or 17.4%. For the three month periods ended September 30, the Environmental, Energy & Infrastructure ("EE&I") segment reported increased revenues of $37.7 million or 15.9%, while the Water segment reported increased revenues for the same period of $15.8 million or 12.1%. These revenue improvements were offset by a $19.5 million or 24.5% decline in revenues for the Industrial segment. All of the operating segments reported increases in revenues for the nine month period ended September 30, 2001 compared to the prior year.

    Pre-tax profit for the three month period ended September 30, 2001 was $14.2 million compared to $14.7 million for the same period of 2000, a decrease of $0.5 million or 3.4%. For the nine month period ended September 30, 2001, pre-tax profit was $36.7 million versus $34.8 million in 2000, an increase of $1.9 million or 5.5%. The decrease for the three month period ended September 30, 2001 was comprised of decreases in the Water segment of $0.9 million and the Industrial segment of $0.6 million, offset by an increase in the EE&I segment of $1.4 million. Corporate expenses increased by $0.4 million. The increase for the nine month period of $1.9 million was comprised of increases in the Water segment of $0.3 million, and the Industrial segment of $2.2 million offset by a slight decline in the EE&I segment of $0.1 million. Corporate expenses increased $0.7 million.

Environmental, Energy and Infrastructure

    Revenues in the EE&I segment for the three month period ended September 30, 2001 were $274.8 million compared to $237.1 million in the same period of 2000, an increase of $37.7 million or 15.9%. For the nine month period ended September 30, 2001, revenues in the EE&I segment were $811.3 million compared to $661.8 million in the same period of 2000, an increase of $149.5 million or 22.6%. The increase in revenues for the three and nine month periods ended September 30, 2001 was due to improvements in all businesses within this segment. The nuclear and energy sectors contributed a significant portion with an increase in revenues of $28.6 million and $103.5 million for the three and nine month periods ended September 30, 2001, respectively, compared to 2000. This increase was attributable to the U. S. Department of Energy's Hanford River Protection project in Richland, Washington and to the upsurge in the energy business stemming from the energy crisis on the West Coast of the United States. Revenues from the Hanford River Protection project for the three and nine month periods ended September 30, 2001 continue to be higher compared to the same periods in 2000 due to the expansion of work scope. The increase in revenues in the energy sector is a direct result of significant demand for power plant permitting by independent power producers and utilities, as they push for quick implementation of power generation projects.

    The remaining increase in revenues of $9.1 million and $46.0 million for the three and nine month periods ended September 30, 2001, respectively, compared to 2000, was generated by the environmental, telecommunications, and transportation businesses. Environmental revenues for the three and nine month periods have increased due to an increase in subcontractor revenues on several large federal programs. While revenues from the telecommunications business in the third quarter of 2001 are relatively unchanged compared to the same period of 2000, the revenues for the nine month period ended September 30, 2001 compared to the prior year are approximately $8.4 million higher. This is due to the telecommunications business experiencing growth internationally as clients build or upgrade new infrastructure to keep pace with advances in technology. The transportation business continues to reflect revenue growth from market-driven demand and added delivery capacity. The market demand is primarily the result of the Transportation Equity Act for the 21st Century ("TEA-21") which was adopted by Congress in 1998. TEA-21 provides federal funding to various states for transportation infrastructure improvement projects for highways, highway safety, and transit through 2003.

    Pre-tax profit in the EE&I segment for the three month period ended September 30, 2001 was $9.1 million compared to $7.7 million in the same period of 2000. Pre-tax profit as a percentage of revenues was 3.3%, a slight increase from the same period of 2000. For the nine month period ended September 30, 2001, pre-tax profit was $21.9 million compared to $21.8 million in the same period of 2000. Pre-tax profit as a percentage of revenues was 2.7% compared to 3.3%. For the three month period ended September 30, 2001 compared to 2000, the EE&I segment experienced an increase in profits of $1.4 million, while pre-tax profit for the nine month period ended September 30, 2001 was essentially unchanged compared to the same period of 2000. The increase in pre-tax profit is primarily due to a $2.0 million and $2.7 million increase for the three and nine month periods ended September 30, 2001 compared to the same periods in 2000, respectively, in profit from the Kaiser-Hill joint venture for the fee that is impacted by the schedule as progress towards the 2006 closure schedule becomes more estimable. These increases were offset by an increase in costs associated with project delivery challenges, specifically a landfill construction project where unexpected site conditions have increased our estimate to complete. Additionally, our telecommunications business has been unfavorably impacted by reduced margins in the U.S. due to continued weak market conditions, combined with higher indirect expenses, as we continue to make strategic investments to position the business for the future.

Water

    Revenues in the Water segment for the three month period ended September 30, 2001 were $146.9 million compared to $131.1 million for the same period in 2000. For the nine month period ended September 30, 2001, revenues in the Water segment were $432.5 million compared to $369.3 million for the same period in 2000. The $15.8 million, or 12.1%, increase for the quarter and the $63.2 million, or 17.1%, increase for the nine month period ended September 30, 2001 compared to 2000 was attributable to growth in the water and wastewater business as well as the operations and maintenance business. The $15.8 million increase in the third quarter was achieved primarily from design build projects as we continue to grow this area of our operations in order to meet market demands. Market conditions domestically and abroad continue to improve as utilities invest in water related facilities, driven by strong population and economic growth in certain regions, capacity shortfalls, and regulatory requirements. The increase of $63.2 million for the nine month period was primarily related to increases in the water and wastewater business with $11.1 million resulting from operations and maintenance services due primarily to new contracts, scope increases and shorter term consulting services on existing contracts.

    Pre-tax profit in the Water segment for the three and nine month periods ended September 30, 2001 were $5.3 million and $13.8 million, respectively, compared to $6.2 million and $13.5 million for the same periods of 2000. Pre-tax profit as a percentage of revenues for the three month periods ended September 30, 2001 and 2000 was 3.6% and 4.7%, respectively, and 3.2% and 3.7% for the nine month periods ended September 30, 2001 and 2000, respectively. The Water segment experienced a decline in pre-tax profit for the quarter and a negligible increase for the nine month period ended September 30, 2001 compared to 2000 due to increased business development investments and other overhead spending which partially offset improvements in project delivery in 2001.

Industrial

    The Industrial segment reported revenues for the three month periods ended September 30, 2001 and 2000, of $60.0 million compared to $79.5 million, with the microelectronics industry generating $39.2 million compared to $46.9 million, respectively. For the nine month periods ended September 30, 2001 and 2000, revenues were $214.5 million compared to $211.2 million, with the microelectronics industry generating $140.2 million compared to $128.1 million, respectively. The decrease of $19.5 million for the three month period ended September 30, 2001, compared to the same period of 2000, resulted primarily from a change in the mix of revenues between construction costs versus services for engineering and construction management. The construction cost component of revenues for the three month period ended September 30, 2001 was $14.4 million or 23.8% of revenues, compared to $32.5 million or 40.9% of revenues for the same period of 2000. The decrease in construction revenues was due to the completion of certain construction projects. For the nine month period ended September 30, 2001, the construction revenues decrease was offset by the significant increase in services revenue that was generated primarily from the microelectronics industry. The microelectronics industry began an economic recovery beginning in the second quarter of 2000 that has helped the Industrial segment realize a significant increase in revenues through the nine month period ended September 30, 2001. However, the industry is once again currently experiencing weakness because of soft demand for its products which we anticipate may also negatively impact the Industrial segment's results in the last quarter of the year.

    The Industrial segment reported pre-tax profit of $2.2 million for the three month period ended September 30, 2001 compared to $2.8 million for the same period in 2000. Pre-tax profit as a percentage of revenues for 2001 was 3.7% compared to 3.5% for the same period in 2000. For the nine month period ended September 30, 2001, pre-tax profit was $8.0 million compared to $5.8 million in the same period of 2000, and, pre-tax profit as a percent of revenues was 3.7% in 2001 compared to 2.7% in 2000. The most significant factor causing this pre-tax profit increase was the 24.1% increase in volume of services sold during 2001. Direct project costs, as a percentage of revenues, decreased 12.0% for the three month period ended September 30, 2001 versus the same period in 2000 due primarily to the reduction in construction related costs directly associated with the decrease in construction revenues. This results in higher project margins due to the change in mix of revenues, where the construction revenue component decreased considerably over the services revenue component during 2001. Indirect labor costs, which are made up of salaries and benefits of all administrative personnel, plus salaries and benefits of technical personnel for hours not spent working on billable client services, increased as a percent of the services portion of gross revenues. This increase is due to the softening demand for services in the microelectronics industry. Other overhead and general and administrative costs remain relatively unchanged as a percentage of the services portion of revenues.

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

    The earnings from this joint venture are reported as equity in earnings of investees accounted for under the equity method, along with other joint ventures that are individually insignificant. For the three month period ended September 30, 2001, we reported equity in earnings of investees accounted for under the equity method of $4.6 million compared to $2.7 million for the same period of 2000. For the nine month period ended September 30, 2001, we reported equity in earnings of investees accounted for under the equity method of $12.2 million compared to $11.2 million for the same period of 2000. The earnings from the Kaiser-Hill joint venture for the three and nine month periods ended September 30, 2001 were $3.7 million and $11.3 million, respectively. For the three and nine month periods ended September 30, 2000, the earnings from the Kaiser-Hill joint venture were $1.7 million and $8.6 million, respectively. This increase in earnings is attributable primarily to the portion of the fee that is impacted by the schedule as progress towards the 2006 closure schedule becomes more estimable.

Corporate Expenses

    Corporate expenses for the three and nine month periods ended September 30, 2001 were $2.4 million and $7.0 million, respectively, compared to $2.0 million and $6.3 million for the same periods of 2000. While corporate expenses for the three month periods ended September 30 remain relatively unchanged, the increase of $0.7 million in corporate expenses for the nine month period ended September 30, 2001 compared to 2000 relates primarily to an increase in general infrastructure to support the growth in our operations. During the first quarter of 2000, we incurred expenses to buy out a supplemental retirement plan associated with the old key employee program and to accrete the value of certain equity instruments related to our compensation plans to the current stock price. Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts.

Income Taxes

    The income tax provision for the three and nine month periods ended September 30, 2001 was $6.3 million and $16.4 million, respectively, or an effective tax rate of 44.8%. For the same periods in 2000, the income tax provision was $7.3 million and $17.4 million, respectively, or an effective tax rate of 49.9%. The decrease in the effective tax rate is due primarily to certain tax credits that are being recognized currently to the extent such benefits are more likely than not to be realized. Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, disallowed portions of meals and entertainment expenses and non-deductible foreign net operating losses.

Liquidity and Capital Resources

Cash Flows from Operating Activities

    For the nine month period ended September 30, 2001, operations provided $13.8 million of cash due primarily to earnings and increases in other non-cash items, such as stock-based compensation, of $68.0 million offset by a decrease in working capital of $54.2 million. Accounts receivable and other increased a net $38.9 million due to growth in operations in the EE&I and the Water operating segments while accounts payable decreased $15.3 million due primarily to the slowdown of operations in the Industrial segment.

    During the comparable period of 2000, operations provided $47.7 million of cash due primarily to growth in our operations. Working capital changes included an increase of $76.8 million in accounts receivable and work-in-process offset by an increase of $37.3 million in billings in excess of revenues all as a result of growth in operations, providing a net decrease in cash of $39.5 million. The remaining net decrease in cash from working capital of $31.8 million is primarily due to the increase in employee related and other accrued liabilities due to the growth in operations and due to the accrual of payroll and related benefit expenses. Offsetting the net decrease in working capital of $7.7 million was earnings of $17.5 million as well as an increase in other non-cash items of $37.9 million. Non-cash items primarily include $19.7 million for stock-based compensation and $13.0 million for deferred income taxes.

Cash Flows from Investing Activities

    For the nine month period ended September 30, 2001, we used $22.7 million of cash in investing activities compared to $5.4 million for the same period of 2000. During the nine month period ended September 30, 2001, we signed a new five-year contract with the U.S. Department of Energy that extends our current contract at the Hanford River Protection project in Richland, Washington through September 2006, for which we paid Lockheed Martin $5.0 million. We are now committed to specific milestones for the duration of the contract. Fees are earned based on specific negotiated performance incentives.

    We also invested $10.0 million for a 24.5% equity interest in CAI Investments, LLC that was established by a client for the purpose of acquiring, holding, managing and selling investments in telecommunications properties. This is a strategic investment to develop our telecommunications business, which we will account for using the equity method.

Cash Flows from Financing Activities

    For the nine month period ended September 30, 2001, we used $19.5 million of cash in financing activities, of which $15.9 million was used to purchase stock presented on the internal market. This compares to $18.4 million of cash used in financing activities for the same period of 2000, of which $12.7 million was used to purchase stock presented on the internal market. These transactions were funded by cash flows from operations. During the first nine months of 2001, we had no borrowings on our line of credit, and for the same period in 2000 our net borrowings were negligible. As of September 30, 2001, there were no amounts outstanding on the line of credit.

Derivatives and Financial Instruments

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes fair value accounting and reporting standards for derivative instruments and hedging activities. CH2M HILL adopted SFAS No. 133 on January 1, 2001. SFAS No. 133 requires all derivative instruments to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

    CH2M HILL may utilize certain derivative financial instruments to manage its market risk associated with fluctuations in interest rates or foreign currencies. CH2M HILL intends to designate the contracts as hedges and record derivative assets and liabilities on its balance sheet based on the fair value of the contracts, if such contracts are highly effective in hedging risk. Such amounts are expected to be substantially offset by an amount that will be recorded in "Accumulated other comprehensive income" on CH2M HILL's consolidated balance sheet. The fair values of derivative instruments will fluctuate over time due to changes in the underlying contract prices. As of September 30, 2001, CH2M HILL does not have any derivative instruments outstanding.

Quantitative and Qualitative Disclosures about Market Risk

    CH2M HILL is exposed to market risk from changes in interest rates and foreign exchange rates. This risk is monitored and managed to limit the effect of interest rate and foreign exchange rate fluctuations on earnings and cash flows. CH2M HILL's interest rate exposure is generally limited to its unsecured revolving credit agreement and to its notes payable to former shareholders. Historically, we have used short-term variable rate borrowings under the revolving credit agreement on a limited basis. At September 30, 2001, there were no borrowings against the credit facility which has a maturity date of June 17, 2003. The interest rate on the notes payable to former shareholders is variable and fluctuates annually based on the U.S. Federal Reserve Discount Rate. These notes have varying maturities through 2009. CH2M HILL may use interest rate swap agreements or similar financial instruments for purposes other than trading. CH2M HILL has assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on the financial position of CH2M HILL.

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

New Accounting Standards

    Effective June 30, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141, "Business Combinations", and 142, "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for acquisitions occurring after June 30, 2001 and provides guidance on accounting for business combinations including the use of the purchase method of accounting as the only acceptable method to account for business combinations. SFAS No. 142 provides guidance on the accounting for goodwill and other intangibles specifically relating to identifying and allocating purchase price to specific identifiable intangible assets. Additionally, SFAS No. 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment, at least annually, using a fair value approach. We will adopt SFAS No. 142 on January 1, 2002. Management has determined that the adoption of SFAS No. 142 will not have a material impact on its financial position.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the effect SFAS No. 143 will have on its financial position, if any.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. Management has not yet determined the effect SFAS No. 144 will have on its financial position, if any.

Part II.

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    None

  (b)
  Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CH2M HILL COMPANIES, LTD.
Date: November 9, 2001	By:	/s/ SAMUEL H. IAPALUCCI Samuel H. Iapalucci Executive Vice President and Chief Financial Officer