Form 10-K405
period 2001-12-31
CH2M HILL COMPANIES LTD
filed 2002-03-29
CIK 777491

Use these links to rapidly review the document
TABLE OF CONTENTS
FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
CH2M HILL common stock, Par Value $0.01 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of March 15, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $327.5 million. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and certain of the employee benefit plans of the registrant. The registrant disclaims the existence of any control relationship between it and such employee benefit plans.

        As of March 15, 2002, there were 31,015,295 shares of the registrant's stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report.

CH2M HILL COMPANIES, LTD.
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Part I.
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Part II.
Item 5.	Market for Registrant's Common Equity and Related Shareholder Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Part III.
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Part IV.
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

PART I

Item 1. Business

Overview

        CH2M HILL Companies, Ltd. (CH2M HILL) is a project delivery firm founded in 1946. We provide engineering, consulting, design, construction, procurement, operations and maintenance, and program and project management services to clients in the private and public sector in the United States and abroad. We are an employee-owned Oregon corporation with approximately 10,500 employees working in 117 offices throughout the United States and 70 offices abroad.

Business Strategy

        Our business strategy is to grow domestically and internationally by increasing market share in each of our operating segments. The key elements of this strategy are:

  •
  Increasing the number and the dollar value of our contracts

  •
  Expanding and diversifying our client base by attracting new private and public sector clients and developing a diversified mix of projects

  •
  Increasing the number of large, longer-term projects with the potential for higher profit margins

  •
  Allowing ownership in CH2M HILL across a greater proportion of our workforce

Operating Segments

        We provide services to our clients through three operating segments:

  •
  Environmental, Energy and Infrastructure

  •
  Water

  •
  Industrial

Environmental, Energy and Infrastructure

        Our Environmental, Energy and Infrastructure ("EE&I") operating segment consists of two businesses: Environmental, Nuclear, Energy & Systems ("ENE&S") and Transportation. These two businesses are described below.

        EE&I's business strategy is to grow by increasing market share in each of its businesses, expanding its client base and obtaining large, longer-term, full-service projects with the potential for higher profit margins. While maintaining its focus on its traditional services, EE&I is expanding its expertise into related industries such as telecommunications, and into related business concepts such as "sustainable development." Sustainable development is a design approach that addresses environmental issues throughout the life of a project, from design and construction to decommissioning and seeks to minimize total environmental impact.

        ENE&S.    ENE&S provides integrated environmental and waste management consulting and engineering services, and performs design and build, remediation, construction and implementation of infrastructure and telecommunications systems for a variety of public and private clients.

        1.    Environmental.    Our Environmental group provides environmental consulting for remedial construction projects, ecological and natural resource damage assessments, strategic environmental management and permitting services, environmental liability management services, site investigations, remedial design, implementation and construction services, treatment systems for hazardous, toxic and radioactive waste contaminated properties, and sustainable development planning, design and construction services. Representative Environmental experience includes:

  •
  Environmental consulting, engineering and remedial activities for the U.S. Air Force Center for Environmental Excellence

  •
  Remediation of contaminated sites on U.S. Navy installations in 26 states and several foreign countries

  •
  Program management environmental consulting and remedial services for large oil refineries and other facilities companies

  •
  Environmental impact studies for a number of proposed industrial projects and municipal programs on behalf of the Beijing city government in China

  •
  Ordinance and Explosive/Unexploded Ordinance support for U.S. Department of Defense customers

        2.    Nuclear.    Our Nuclear group provides program management, integration, engineering, construction and operations and maintenance services for the U.S. Department of Energy and commercial nuclear customers. We manage decommissioning and closure of weapons production facilities and design nuclear waste treatment and handling facilities in the United States, Western, Central and Eastern Europe and the former Soviet Union. Representative Nuclear projects include:

  •
  Management and integration of decontamination, decommissioning and closure of the nuclear weapons production facility at Rocky Flats in Golden, Colorado, on behalf of the U.S. Department of Energy

  •
  Engineering, design and technical services to support decontamination, decommissioning and remedial activities at the U.S. Department of Energy Hanford Reservation in Richland, Washington

  •
  Decontamination and decommission planning and engineering for university research centers in Atlanta, Georgia and Charlottesville, Virginia

        3.    Energy.    Our Energy group provides full lifecycle energy services for power projects around the world. The Energy group's services range from design to decommissioning, including consulting, permitting, engineering, construction, operations and maintenance services. Representative Energy projects include:

  •
  Expert consulting on utility deregulation

  •
  Consulting and design for the photovoltaic manufacturing process

  •
  The design and construction of energy efficiency upgrades

  •
  Development of generation services in renewable energy

  •
  Carbon and other greenhouse gasses management projects

  •
  Design and construction management for municipal power facilities

        4.    Systems.    For the communications industry, our Systems group provides program management, planning, design and construction management of local and regional wireless, fiber optic and hybrid fiber/coaxial systems for voice, video and data communications. We also provide operational support and testing services to the communications market. In other markets, our Systems group develops and implements environmental management information systems, total energy management and information technology systems, and industrial process design/build. It provides military base operation services for government agencies and other outsourcing services for industrial and government clients. Representative Systems projects include:

  •
  Program management and design and construction management of voice, video and data networks for a large telecommunications company in Europe

  •
  Design, construction and installation of an industrial process system for a metal plating facility

  •
  Program management for the upgrade of a hybrid fiber/coaxial network for voice, video and high-speed data services in several U.S. cities

  •
  Operating services for military bases and ranges

        Transportation.    Transportation provides planning, siting, permitting, design, construction program and construction management, intermodal transportation planning and consulting services for aviation, ports, highways, bridges and transit systems. Representative Transportation projects include:

  •
  Route planning, environmental planning design and construction management of interstate highways

  •
  Master planning and program management for a large international airport in the Northwest region of the U.S., including terminal, financial and airport environmental planning

  •
  Developing lighting control systems for a large international airport in the U.S., including touch-screen controls, runway incursion protection and automatic safety measures

  •
  Designing and providing project management and engineering services for the expansion of a container shipping terminal in the Eastern U.S., including berths, wharf and cranes

  •
  Seismic retrofit design of seven bridges along an interstate highway in California

  •
  Engineering and construction management for 18 miles of Route 288, Richmond, Virginia bypass road

  •
  Construction of a high technology electronic training range for the U.S. Air Force

Water

        Our Water operating segment consists of two businesses: Water & Wastewater and Operations & Maintenance. The business strategy of the Water operating segment is to grow through increasing market share in each of its businesses, both domestically and internationally, to diversify its client base, and to pursue larger projects. We seek to attract new clients by leveraging our reputation for providing quality services and by taking advantage of the current trends for outsourcing operations and maintenance activities to specialized service providers.

        Water & Wastewater.    Our Water & Wastewater business focuses on the planning, design, construction and implementation of water supply systems and wastewater treatment facilities. Representative Water & Wastewater projects include:

  •
  Design, construction and commissioning of a water treatment plant in Seattle, Washington

  •
  Design and construction of a wastewater treatment plant in the Republic of Singapore

  •
  Design and construction of a water treatment plant expansion in Tampa, Florida

  •
  Design, construction and commissioning of a wastewater treatment facility in Manukau, New Zealand

  •
  Program management for design and construction of a deep tunnel sewage project in the Republic of Singapore

  •
  Design and construction of a network of water pumping stations in Sydney, Australia

        Operations & Maintenance.    Our Operations & Maintenance business provides water, wastewater and public works operations and maintenance services to water and wastewater facility operators, including startup and performance testing, consulting, facility operations, on-going maintenance and management. The facility management services include water and wastewater treatment, collection and distribution, equipment and process maintenance, and site grounds maintenance. Representative Operations & Maintenance projects include:

  •
  Operations and maintenance of a water reclamation center in Fairfield, California

  •
  Operations of the wastewater facilities in Hoboken, New Jersey

  •
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

        The Industrial operating segment built its reputation primarily in the microelectronics industry, where it offers a single source for a broad range of integrated design and construction services. The Industrial segment's clients typically require design and installation services for complex systems that comprise many of their facilities, including clean rooms, ultrapure water and wastewater treatment systems, chemical and gas systems, and production tools. Representative Industrial projects include:

  •
  Design and construction services for the development of multiple U.S. and foreign production facilities for a major microelectronics manufacturer

  •
  Design and construction services for a soy sauce production facility in California for a Japanese food processing manufacturer

  •
  Complete engineering and construction services for an ultrapure water system for a multi-national pharmaceutical manufacturer

  •
  Continuous facility engineering, maintenance and operations support services for several microelectronics manufacturers under multi-year contracts

Clients

        Our clients include:

  •
  Companies in the energy, transportation, chemical, steel, aluminum, mining, forest products, electronics, food, pharmaceuticals and manufacturing industries in the United States and more than 40 foreign countries

  •
  The U.S. Agency for International Development, U.S. Department of Defense, U.S. Department of Energy and U.S. Environmental Protection Agency

  •
  A variety of state and local government agencies in the United States and abroad

Kaiser-Hill

        Kaiser-Hill Company, LLC (Kaiser-Hill) is a joint venture with Kaiser Group International, Inc. CH2M HILL holds a 50 percent interest in the joint venture. In 1995, Kaiser-Hill was awarded the U.S. Department of Energy's Performance Based Integrating Management Contract for the Rocky Flats Closure Project in Golden, Colorado. Rocky Flats is a former U.S. Department of Energy nuclear weapons production facility. Under the contract, Kaiser-Hill oversees plutonium stabilization and storage, environmental restoration, waste management, decontamination and decommissioning, site safety and security, and construction activities of subcontractor companies.

        Under the initial performance-based contract signed by Kaiser-Hill, a concept that was developed in the U.S. Department of Energy's 1994 Contract Reform Initiative, 85 percent of Kaiser-Hill's fees were based on performance, while only 15 percent were fixed. Kaiser-Hill's contract commits it to dealing with urgent risks first. Achievement of measurable results in the following "urgent risk" areas determined Kaiser-Hill's incentive fee: stabilize plutonium and plutonium residues for specific time frames, consolidate plutonium in a single building, and clean up and remove all high-risk "hot spot" contamination.

        Effective February 1, 2000, the U.S. Department of Energy extended Kaiser-Hill's Rocky Flats contract. Although the new contract is a closure contract and does not have a defined term, Kaiser-Hill anticipates that closure of the site will be in 2006. Under the contract, Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure costs. Outside a negotiated range, for every dollar that the U.S. Department of Energy saves with earlier clean up, Kaiser-Hill receives a 30 cent increase in fee. At the same time, for every dollar the clean-up is over budget, the fee is reduced by 30 cents up to an agreed minimum. The ultimate fee will also be impacted by the project schedule and safety of Kaiser-Hill's performance to achieve the site closure.

Backlog

        At December 31, 2001, our backlog was approximately $3,838 million, compared to a backlog of approximately $4,055 million at December 31, 2000. We define backlog as contracted task orders less previously recognized revenue on such task orders. U.S. government agencies operate under annual fiscal appropriations by Congress and fund various federal contracts only on an incremental basis. The same is true of many state, local and foreign contracts. Our ability to earn revenues from our backlog depends on the availability of funding for various U.S. federal, state, local and foreign government agencies.

Government Contracting

        Overall, we received 36 percent of our revenues in 2001 from U.S. federal government contracts. Contracts with the federal government and its prime contractors usually contain standard provisions for termination at the convenience of the government or such prime contractors. Upon such a termination, we are generally entitled to recover costs incurred, settlement expenses and profit on work completed prior to termination. Terminations of federal contracts may occur and such terminations could adversely affect our business and prospects.

        Federal contract payments we receive in excess of allowable direct and indirect costs are subject to adjustment and repayment after audit by government auditors. The U.S. government has completed audits on our incurred contract costs through December 31, 1999, and audits are continuing for subsequent periods.

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

Our Environmental Activities and Potential Liabilities

        A substantial portion of our business has been generated either directly or indirectly as a result of federal, state, local and foreign laws and programs related to the protection of the environment. Our environmental activities are conducted in the context of a rapidly developing and changing statutory and regulatory framework. Such activities are subject to regulation by a number of federal agencies, including the U.S. Environmental Protection Agency ("EPA"), the U.S. Nuclear Regulatory Commission and the U.S. Occupational Safety and Health Administration, as well as similar state, local and foreign regulatory agencies.

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

        Although the liabilities imposed by environmental legislation are generally intended to remedy and prohibit pollution by industrial companies, we could face liability under environmental laws in some circumstances. Increasingly, there are efforts to expand the reach of CERCLA to make environmental contractors responsible for cleanup costs by claiming that environmental contractors are owners or operators of hazardous waste facilities or that they arranged for treatment, transportation or disposal of hazardous substances. Should we be held responsible under CERCLA for damages caused while performing services or otherwise, CH2M HILL could be forced to bear such liability by itself, if contribution or indemnification is not available from other parties. The Resources Conservation and Recovery Act ("RCRA") governs hazardous waste generation, treatment, transportation, storage and disposal. RCRA and similar EPA-approved state programs govern waste-handling activities involving wastes classified as "hazardous." Substantial fees and penalties may be imposed under RCRA and similar state statutes for any violation.

        In addition to civil and criminal liabilities under environmental laws, we could face liabilities to clients and other private parties for property damage, personal injury and other claims. Such claims could arise in a number of ways, including:

  •
  An accidental release of pollutants during our performance of services

  •
  The inability of one of our remedial plans to contain or correct an ongoing seepage or release of pollutants

  •
  The inadvertent exacerbation by us of an existing contamination problem

  •
  Reliance by others on reports or recommendations we prepare that turn out to be incorrect

        In the environmental field, personal injury claims may arise in connection with our work while it is being done or long after completion of the project. In addition, claimants may assert that we should be strictly liable for performing environmental remediation services — that is, liable for damages even though our services may have been performed using reasonable care — on the grounds that such services involve "abnormally dangerous activities."

Our Contractual Obligations and Potential Liabilities

        We operate under a number of different types of contracts with our private and public sector clients, including cost reimbursement contracts, time-and-materials contracts, and fixed price contracts. Fixed price contracts accounted for approximately 26 percent of our revenues in 2001. Under fixed price contracts, we are paid a predetermined amount for all services provided as determined at the project's inception. Under time-and-materials contracts, we are paid at a specified fixed hourly rate for direct labor hours worked. Under cost reimbursement contracts, our costs are reimbursed, often with a negotiated cost ceiling and also with an incentive fee to provide inducement for effective project management. We assume the greatest financial risk on fixed price contracts because we assume the risk of performing those contracts at the stipulated prices regardless of actual costs incurred. We also incur some financial risks under time-and-materials contracts because we contract to complete the work at negotiated hourly rates. The failure to accurately estimate ultimate costs or to control costs during performance of the work could result in losses or reduced anticipated profits.

        When we perform services for our clients, we can become liable for breach of contract, personal injury, property damage and negligence. Such claims could include improper or negligent performance or design, failure to meet specifications, and breaches of express or implied warranties. Because our projects are typically large enough to affect the lives of many people, the damages available to a client or third parties are potentially large and could include punitive and consequential damages. For example, our transportation projects and manufacturing facility projects involve services and products that affect not only our client, but also the many end users of those services and products. In addition, our clients often require us to be responsible for liabilities through contractual indemnities. Such provisions typically require us to assume liabilities for damage or personal injury to the client, third parties and their property, and also for fines and penalties.

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

International Operations Pose Risks and Complexities

        We routinely conduct operations outside of the United States. Overall, we derived $252.9 million or 13 percent of our service revenues in 2001 from such operations. International operations entail additional business risks and complexities such as foreign currency exchange fluctuations, different taxation methods, restrictions on financial and business practices and political instability. Our international clients include both private sector firms and foreign government agencies in more than 40 countries, with significant projects in China, Germany, Ireland, Singapore and Spain.

Our Industry is Highly Competitive

        The market for the design, consulting, engineering and construction services that we offer is highly competitive. We compete with many firms, including large multinational firms having substantially greater financial, management and marketing resources. Some of the competitors are small firms with lower cost structures enabling them to offer lower prices for particular services. We also compete with government agencies, including our own clients, that can utilize their internal resources to perform services that we might otherwise perform.

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

Conflicts of Interest May Limit Opportunities

        Many of our clients and potential clients are concerned about actual or possible conflicts of interest in retaining professional services consultants. Government agencies and some private sector clients have contracting policies that may, from time to time, prevent us from seeking or performing contracts for other clients if there is a conflict of interest. We have, on occasion, declined to bid on particular projects because of actual or perceived conflicts of interest, and we are likely to continue encountering such conflicts of interest in the future.

Item 2. Properties

        Our corporate headquarters, a 131,000 square foot facility, is currently located at 6060 South Willow Drive, Greenwood Village, Colorado 80111. The lease expires at the end of 2002, at which time we intend to lease a new facility of a comparable size at 9191 South Jamaica Street, Englewood, Colorado 80112, which is currently under construction. All of our other significant facilities, including approximately 117 domestic and 70 foreign office locations, are under many separate leases. We believe that comparable facilities are available for lease and therefore the loss of any such leases would not have a material adverse impact on our operations. We believe that our current and planned facilities are adequate for the present needs of our business.

Item 3. Legal Proceedings

        CH2M HILL is party to various legal actions arising in the normal course of its business, some of which involve claims of substantial amounts. Damages assessed in connection with and the cost of defending any such actions could be substantial. CH2M HILL's management believes that the levels of insurance coverage are generally adequate to cover CH2M HILL's liabilities, if any, with regard to such claims. CH2M HILL generally accrues amounts for retentions and deductibles based on advice from legal counsel when it is probable that a loss will be incurred and such loss is estimable. Gain contingencies or recoveries are rare and are usually recorded when the cash is collected and the contingencies are removed.

Item 4. Submission of Matters to a Vote of Security Holders

        No items were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

        CH2M HILL is employee owned. As a result, CH2M HILL stock is only available to certain employees, directors, consultants and benefit plans of CH2M HILL. There is no market for CH2M HILL stock with the general public. In order to provide liquidity for its shareholders, however, an internal market (the "Internal Market") is maintained through an independent broker, currently Buck Investment Services, Inc.

        The Internal Market permits existing shareholders to offer for sale shares of CH2M HILL common stock on predetermined days (each, a "Trade Date"). Generally, there are four Trade Dates each year which typically occur approximately four weeks after the quarterly meetings of CH2M HILL's Board of Directors which are currently scheduled for February, May, August and November. All sales of CH2M HILL common stock are made at the price determined by the Board of Directors pursuant to the valuation methodology described below.

        All sales of common stock on the Internal Market will be restricted to the following authorized buyers:

  •
  Employees, directors and consultants of CH2M HILL

  •
  Trustees of the benefit plans

  •
  Administrator of the Payroll Deduction Stock Purchase Plan

        CH2M HILL may impose limitations on the number of shares that an individual may purchase when there are more buy orders than sell orders for a particular Trade Date. After the Board of Directors determines the stock price for use on the next Trade Date, which is approximately 30 days prior to such Trade Date, we will advise all shareholders, employees, directors and eligible consultants as to the new stock price and the next Trade Date.

        Our Internal Market is managed through an independent broker, which acts upon instructions from the buyers and sellers to effect trades at the stock price set by the CH2M HILL Board of Directors and in accordance with the Internal Market rules. The broker does not play a role in determining the price of CH2M HILL common stock. Buck Investment Services, Inc. is not affiliated with CH2M HILL. Individual stock ownership account records are currently maintained by the broker.

        CH2M HILL may purchase shares if the Internal Market is under-subscribed. CH2M HILL may, but is not obligated to, purchase shares of common stock on the Internal Market on any Trade Date at the price in effect on that Trade Date, but only to the extent that the number of shares offered for sale by shareholders exceeds the number of shares sought to be purchased by authorized buyers. The decision as to whether or not CH2M HILL will purchase shares in the Internal Market if the Internal Market is under-subscribed is solely within CH2M HILL's discretion and CH2M HILL will not notify investors whether or not it will participate prior to the Trade Date. Investors should understand that there can be no assurance that they will be able to sell their CH2M HILL stock without substantial delay or that their stock will be able to be sold at all on the Internal Market. CH2M HILL will consider a variety of factors including CH2M HILL's cash position, financial performance and number of shares outstanding in making the determination as to whether to participate in an under-subscribed market. The terms of CH2M HILL's revolving line of credit do not play a role in the decision whether to buy or sell shares in the Internal Market. To date, no other factors have been considered by CH2M HILL in its decisions as to whether or not to participate in the under-subscribed market.

        If the aggregate number of shares offered for sale on the Internal Market on any Trade Date is greater than the number of shares sought to be purchased, shareholder offers to sell will be accepted as follows:

  •
  If enough orders to buy are received to purchase all the shares offered by each seller selling fewer than 500 shares and at least 500 shares from each other seller, then all sell orders will be accepted up to the first 500 shares and the portion of any sell orders exceeding 500 shares will be accepted on a pro-rata basis

  •
  If not enough orders to buy are received to purchase all the shares offered by each seller selling fewer than 500 shares and at least 500 shares from each other seller, then the purchase orders will be allocated equally to each seller

        CH2M HILL may sell shares if the Internal Market is over-subscribed. To the extent that the aggregate number of shares sought to be purchased exceeds the aggregate number of shares offered for sale, CH2M HILL may, but is not obligated to, sell authorized but unissued shares of common stock on the Internal Market at the price in effect on that Trade Date to satisfy purchase demands. The decision as to whether or not CH2M HILL will sell shares in the Internal Market if the Internal Market is over-subscribed is solely within CH2M HILL's discretion and CH2M HILL will not notify investors whether or not it will participate prior to the Trade Date. Investors should understand that there can be no assurance that they will be able to buy as many shares as they would like on a given Trade Date. CH2M HILL will consider a variety of factors including CH2M HILL's cash position, financial performance and number of shares outstanding in making the determination as to whether to participate in an over-subscribed market. The terms of CH2M HILL's revolving line of credit do not play a role in the decision whether to buy or sell shares in the Internal Market. To date, no other factors have been considered by CH2M HILL in its decisions as to whether or not to participate in the over-subscribed market.

        If the aggregate purchase orders exceed the number of shares available for sale, the following prospective purchasers will have priority to purchase shares, in the order listed:

  •
  Administrator of the Payroll Deduction Stock Purchase Plan

  •
  Trustees of the 401(k) Plan

  •
  Individual employees, directors and consultants on a pro-rata basis which includes participants purchasing through the pre-tax and after-tax deferred compensation plans

        All sellers on the Internal Market, other than CH2M HILL and the trustees of the 401(k) Plan, will pay the broker, currently Buck Investment Services, Inc., a commission equal to two percent of the proceeds from such sales. Employees who sell their common stock upon retirement from CH2M HILL will have the option to sell the common stock they own on the Internal Market and pay a commission on the sale or to sell to CH2M HILL without paying a commission. In the case of the latter, the employee will sell their common stock to CH2M HILL at the price in effect on the date of their termination in exchange for a four-year note at a market interest rate determined biannually. No commission is paid by buyers on the Internal Market.

Price of CH2M HILL Common Stock

        The Board of Directors will determine the price, which is intended to be the fair market value, of the shares of CH2M HILL common stock that will be in effect on each Trade Date pursuant to the valuation methodology described below. The price per share of CH2M HILL common stock generally is set as follows:

Share Price = [(7.8 × M × P) + (SE)] / CS

        In order to determine the fair market value of the stock in the absence of a public trading market, the Board of Directors felt it appropriate to develop a formula to use as a tool to determine a price that would be a valid approximation of the fair market value. In determining the fair market value stock price, the Board of Directors believes that the use of a going concern component (i.e., net income, which we call profit after tax, as adjusted by the market factor) and a book value component (i.e., total shareholders' equity) is important. The Board of Directors believes that the process CH2M HILL has developed reflects modern equity valuation techniques and is based on those factors that are generally used in the valuation of equity securities.

        Market Factor ("M").    "M" is the market factor, which is subjectively determined in the sole discretion of the Board of Directors. In determining the market factor, the Board of Directors will take into account factors the directors consider to be relevant in determining the fair market value of the CH2M HILL common stock, including:

  •
  The market for publicly traded equity securities of companies comparable to CH2M HILL

  •
  The merger and acquisition market for companies comparable to CH2M HILL

  •
  The prospects for CH2M HILL's future performance

  •
  General economic conditions

  •
  General capital market conditions

  •
  Other factors the Board of Directors deems appropriate

        As part of the total mix of information that the Board of Directors considers in determining the "M" factor, the Board of Directors also may take into account company appraisal information prepared by The Environmental Financial Consulting Group, Inc. ("EFCG"), an independent appraiser engaged by the trustees of CH2M HILL's benefit plans. In setting the stock price, the Board of Directors compares the sum total of the going concern and book value components used in the valuation methodology to the company enterprise appraisal provided by EFCG. If, after such comparison, the Board of Directors concludes that its initial determination of the "M" factor should be re-examined, the Board of Directors may review, and if appropriate adjust, the "M" factor. Since the inception of the program in January 2000, the sum total of the going concern and book value components used by the Board of Directors in setting the price for CH2M HILL stock has always been within the company appraisal range developed by EFCG.

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

        In its discretion, the Board of Directors may change, from time to time, the market factor used in the valuation process. The Board of Directors could change the market factor, for example, following a change in general market conditions that either increased or decreased stock market equity values for companies comparable to CH2M HILL, if the Board of Directors felt that the market change were applicable to CH2M HILL's common stock as well. The Board of Directors will not make any other changes in the method of determining the price per share of CH2M HILL common stock unless in the good faith exercise of its fiduciary duties and, if appropriate, after consultation with its professional advisors, the Board of Directors determines that the method for determining the price per share of CH2M HILL common stock no longer results in a stock price that reasonably reflects the fair market value of CH2M HILL on a per share basis.

        Since the inception of the program on January 1, 2000, the "M" factor has not deviated from 1.0. In deciding that the "M" factor should remain unchanged, the Board of Directors has considered CH2M HILL's performance, the performance of the engineering and construction industry as a whole, and CH2M HILL's perception of its future prospects. CH2M HILL's Board of Directors believes that its industry, on the average, has out-performed the market. We believe that one reason for the favorable performance of this industry segment is that the revenues and earnings of the engineering and construction industry have faired better in the recent economic slowdown than those of many other industries, especially industries connected with technology and the Internet. There can be no assurance that this industry of CH2M HILL will continue to have such favorable results in the future.

        Profit After Tax ("P").    "P" is profit after tax, otherwise referred to as net income, for the four fiscal quarters immediately preceding the Trade Date. Nonrecurring or unusual transactions could be excluded from the calculation at the discretion of the Board of Directors. Nonrecurring or unusual transactions are unforeseen developments that the market would not generally take into account in valuing an equity security. A change in accounting rules, for example, could increase or decrease net income without changing the fair market value of the CH2M HILL common stock. Similarly, such a change could fail to have an immediate impact on the value of the CH2M HILL common stock, but still have an impact on the value of the CH2M HILL common stock over time. As a result, the Board of Directors believes that in order to determine the fair market value of the CH2M HILL common stock, it needs the ability to review unusual events that affect net income.

        Total Shareholders' Equity ("SE").    "SE" is total shareholders' equity, which includes intangible items, set forth on CH2M HILL's most recently available quarterly or annual financial statements. Nonrecurring or unusual transactions could be excluded from the calculation at the discretion of the Board of Directors.

        Common Stock Outstanding ("CS").    "CS" is the weighted average number of shares of CH2M HILL common stock outstanding during the four fiscal quarters immediately preceding the Trade Date, calculated on a fully-diluted basis. By "fully-diluted" we mean that the calculations are made as if all outstanding options to purchase CH2M HILL common stock had been exercised and other "dilutive" securities were converted into shares of CH2M HILL common stock. In addition, an estimate of the number of shares that CH2M HILL reasonably anticipates will be issued in the next twelve months under CH2M HILL's stock based compensation programs and employee benefit plans is included in this calculation.

        The "CS" calculation is done on a fully-diluted basis since CH2M HILL believes that taking into account the issuance of all securities which will affect the per share value is a better representation of the share value over time. CH2M HILL has more than a 30-year history in making annual grants of stock based compensation. Therefore, CH2M HILL believes that it has sufficient information to reasonably estimate the number of such "to be issued" shares and accrue for them during the year. This approach avoids an artificial variance in share value during the first calendar quarter of each year when the bulk of shares of common stock are issued by CH2M HILL pursuant to the employee benefit plans and stock based compensation programs.

        The following table shows a comparison of the "CS" value actually used by the Board of Directors to calculate stock prices on the dates indicated versus the year-to-date weighted average number of shares of common stock as reflected in the diluted earnings-per-share calculation in our financial statements.

Effective Date	CS (in thousands)	YTD Weighted Average Number of Shares as reflected in Diluted EPS calculation (in thousands)
February 18, 2000	32,066	29,737
May 11, 2000	32,625	30,200
August 4, 2000	32,968	30,023
November 10, 2000	32,974	30,022
February 16, 2001	33,354	30,033
May 10, 2001	33,666	30,601
August 10, 2001	33,932	31,126
November 9, 2001	34,175	31,111
February 8, 2002	34,321	31,000

        Constant 7.8.    In the course of developing this valuation methodology, it became apparent to the Board of Directors that a multiple would be required in order for the stock price derived by this methodology to approximate CH2M HILL's historical, pre-Internal Market stock price. Another objective of the Board of Directors when developing the valuation methodology was to establish the fair market value of CH2M HILL common stock using a market factor of 1.0. CH2M HILL believes that it was important to begin the Internal Market program with an "M" factor equal to 1.0 in order to make it easier for shareholders to understand future changes, if any, to the market factor.

        Therefore, the constant 7.8 was introduced into the formula. The constant 7.8 is the multiple that the Board of Directors determined is necessary (i) for the new stock price to approximate CH2M HILL's historical stock price derived using the pre-Internal Market formula as well as (ii) to allow the use of the market factor of 1.0 at the beginning of the Internal Market program.

        We intend to announce the new stock price and the Trade Date approximately 30 days prior to each Trade Date. The information will be delivered by the broker to all employees, consultants and eligible participants in the Internal Market. In addition, we will file a Current Report on Form 8-K disclosing the new stock price and all components used by the Board in determining such price in accordance with the valuation methodology described in this prospectus. Trade Dates are expected to occur approximately 75 days after the end of each fiscal quarter.

        We will also distribute the most current prospectus for common stock and our audited annual financial statements to all shareholders, as well as other employees and consultants, and to participants in the Internal Market through the employee benefit plans. Such information will be distributed at the same time as our annual reports, proxy information and solicitations are distributed for voting instructions from shareholders and participants in the employee benefit plans each year.

Current Price of Common Stock

        Starting in 2000, with the introduction of the Internal Market and its quarterly trades, the Board of Directors reviews the common stock price quarterly using the valuation methodology described above to set the price for the common stock. The prices of CH2M HILL common stock, along with the various factors and values used by the Board of Directors to determine such stock prices on each date, are as follows:

Effective Date	M	P	SE	CS	Price Per Share	Percentage Price Increase
		(in thousands)	(in thousands)	(in thousands)
February 18, 2000	1.0	$13,626	$97,092	32,066	$6.34	—
May 11, 2000	1.0	16,932	98,233	32,625	7.06	11.4%
August 4, 2000	1.0	18,286	109,290	32,968	7.64	8.2%
November 10, 2000	1.0	20,113	120,090	32,974	8.40	9.9%
February 16, 2001	1.0	24,532	133,992	33,354	9.75	16.1%
May 10, 2001	1.0	25,442	141,692	33,666	10.10	3.6%
August 10, 2001	1.0	26,894	147,003	33,932	10.51	4.1%
November 9, 2001	1.0	27,332	159,264	34,175	10.90	3.7%
February 8, 2002	1.0	27,917	166,886	34,321	11.21	2.8%

Holders of CH2M HILL Common Stock

        As of March 15, 2002, there were 4,360 holders of record of CH2M HILL common stock. As of such date, all of the CH2M HILL common stock was owned of record by current employees of CH2M HILL and by various employee benefit plans of CH2M HILL and its subsidiaries.

Dividend Policy

        CH2M HILL has never declared or paid any cash dividends on its capital stock and no cash dividends are contemplated in the foreseeable future. We intend to retain any future earnings to finance the growth and development of our business.

Item 6. Selected Financial Data

        The following data has been derived from the Consolidated Financial Statements of CH2M HILL, which have been reported on by Arthur Andersen LLP, independent public accountants, for each of the last five years. During the periods presented, CH2M HILL paid no cash dividends on its CH2M HILL common stock. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto, included elsewhere in this Form 10-K.

	Years Ended December 31
	2001	2000	1999	1998	1997
	(dollars in thousands except per share data)
Statement of Operations Data:
Revenues	$1,940,520	$1,706,738	$1,184,528	$935,030	$917,578
Operating income	47,299	47,138	25,987	14,802	13,946
Net income	27,917	24,531	13,626	5,812	4,716
Net income per common share
Basic	0.93	0.83	0.46	0.21	0.17
Diluted	0.90	0.82	0.46	0.21	0.17
Balance Sheet Data:
Total assets	$567,095	$515,415	$360,229	$298,325	$311,117
Long-term debt including current maturities	10,411	14,467	21,296	27,388	34,414
Total shareholders' equity	166,886	133,992	97,092	75,132	62,303

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis explains our general financial condition, changes in financial condition and results of operations for CH2M HILL as a whole and each of our operating segments including:

  •
  Factors affecting our business

  •
  Our revenues and profits

  •
  The source of our revenues and profits

  •
  Why those revenues and profits were different from year to year

  •
  Where our cash came from and how it was used

  •
  How all of this affects our overall financial condition

        The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. As you read this section, you should also refer to our consolidated financial statements and the accompanying notes. These consolidated financial statements provide additional information regarding our financial activities and condition. This analysis may be important to you in making decisions about your investment in CH2M HILL.

Introduction

        The engineering and construction industry has been undergoing substantial change as public and private clients privatize and outsource many of the services that were formerly provided internally. Numerous mergers and acquisitions in the industry have resulted in a group of larger firms that offer a full complement of single-source services including studies, designs, construction, operations, and in some instances, facility ownership. Included in the current trend is the movement towards longer-term contracts for the expanded array of services, e.g., 5 to 20 year contracts for facility operations. These larger, longer, more full-service contracts require us to have substantially greater financial capital to remain competitive. We believe we provide our clients with innovative project delivery using cost-effective approaches and advanced technologies. We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, add value to the projects undertaken for clients, or enhance capital strength. We believe that we are well positioned geographically, technically and financially to compete worldwide in the markets we have elected to pursue and clients we serve.

	2001			2000			1999
(dollars in millions)	Revenues		Pre-tax Profit	Revenues		Pre-tax Profit	Revenues		Pre-tax Profit
Environmental, Energy and Infrastructure	$1,083.3	56%	$30.6	$886.4	52%	$27.5	$497.5	42%	$17.4
Water	578.8	30%	19.6	503.5	30%	19.3	438.0	37%	16.3
Industrial	278.4	14%	11.8	316.8	18%	10.1	249.0	21%	—
Corporate	—	—	(11.4)	—	—	(7.9)	—	—	(6.9)

Total	$1,940.5	100%	$50.6	$1,706.7	100%	$49.0	$1,184.5	100%	$26.8

Results of Operations for the Year Ended December 31, 2001 Compared to 2000

        Revenues for the year ended December 31, 2001 were $1,940.5 million compared to $1,706.7 million for the same period in 2000, an increase of $233.8 million or 13.7%. The Environmental, Energy & Infrastructure ("EE&I") segment reported increased revenues of $196.9 million or 22.2%. For the same period, the Water segment reported increased revenues of $75.3 million or 15.0% and the Industrial segment reported decreased revenues of $38.4 million or 12.1%.

        Pre-tax profit for the year ended December 31, 2001 was $50.6 million compared to $49.0 million in the same period of 2000. The increase of $1.6 million was comprised of increases in the EE&I segment of $3.1 million, the Water segment of $0.3 million and the Industrial segment of $1.7 million. Corporate expenses increased by $3.5 million.

Environmental, Energy and Infrastructure

        Revenues in the EE&I segment for the year ended December 31, 2001 were $1,083.3 million compared to $886.4 million for the same period in 2000. This $196.9 million increase was due to improvements in all businesses within this segment. The nuclear and energy sectors contributed a significant portion with an increase in revenues of $130.4 million compared to 2000. This increase was attributable to the U.S. Department of Energy's Hanford River Protection Project in Richland, Washington and to the upsurge in the energy business stemming from the energy crisis on the West Coast of the United States. Revenues from the Hanford River Protection Project for the year ended December 31, 2001 continue to be higher compared to the same periods in 2000 due to the expansion of the work scope. The increase in revenues in the energy sector is a direct result of significant demand for power plant permitting by independent power producers and utilities, as they push for quick implementation of power generation projects.

        The environmental, telecommunications and transportation businesses also contributed to the increase in revenues. Environmental revenues increased $26.4 million due to an increase in subcontractor revenues on several large federal programs. Telecommunications revenues increased $11.1 million due to growth internationally as clients build or upgrade new infrastructure to keep pace with advances in technology. Furthermore, we collected $6.8 million for a three-year old receivable in Asia that we previously had written off due to a high likelihood of uncollectability.

        The remainder of the increase was generated by the transportation business as a result of market-driven demand and added delivery capacity. The market demand is primarily the result of the Transportation Equity Act for the 21st Century ("TEA-21") which was adopted by Congress in 1998. TEA-21 provides federal funding to various states for transportation infrastructure improvement projects for highways, highway safety and transit through 2003. Because of the current economic slowdown and wartime activities, it is unknown at this time what impact on funding from these factors there will be at the federal and state government levels for future transportation projects. In order to expand the scope of services we offer to our clients, we broadened our business by acquiring a small ports company in early 2002 for which we committed to spend $5.4 million.

        For the year ended December 31, 2001, pre-tax profit was $30.6 million compared to $27.5 million in the same period of 2000. Pre-tax profit as a percentage of revenues was 2.8% for 2001 compared to 3.1% for the same period of 2000. The increase in pretax profit of $3.1 million was generated by the Kaiser-Hill joint venture in the amount of $7.2 million and the recovery of the telecommunications receivable previously written off of $6.8 million. These pretax profit improvements were offset by an increase in costs associated with project delivery challenges, specifically a landfill construction project where unexpected site conditions have increased our estimate to complete. Additionally, our telecommunications business has been unfavorably impacted by reduced margins in the U.S. due to continued weak market conditions, combined with higher indirect expenses, as we continue to make strategic investments to position the business for the future. Finally, our business development costs were higher year-over-year in response to several large procurements.

Water

        The Water segment reported revenues of $578.8 million for the year ended December 31, 2001 compared to revenues of $503.5 million in the same period of 2000. The increase of $75.3 million or 15.0% was attributable to significant growth in the water and wastewater business as well as the operations and maintenance business. Revenues from traditional engineering consulting services were $62.1 million higher than the same period of 2000, propelled by prior business development investment in the U.S. and abroad, especially Asia. Much of this growth was achieved from design/build projects as we continue to grow this area of our operations in order to meet market demands. Additionally, revenues from operations and maintenance services increased by $13.2 million primarily due to new contracts, scope increases and shorter term consulting services on existing contracts.

        The Water segment reported $19.6 million of pre-tax profit for the year ended December 31, 2001 compared to $19.3 million of pre-tax profit for the same period of 2000. Pre-tax profit as a percent of revenues for 2001 was 3.4% compared to 3.8% for 2000. The increase of $0.3 million in profit is attributable to the revenue growth within all of our Water businesses offset by higher start-up costs on newly acquired operations and maintenance projects, as well as a charge in the first quarter of 2001 on a global water project where we were experiencing project delivery issues.

Industrial

        The Industrial segment reported revenues of $278.4 million for the year ended December 31, 2001, of which $181.1 million was generated from the microelectronics industry. The revenues for 2000 were $316.8 million, of which $194.8 million was generated from the microelectronics industry. The decrease of $38.4 million was comprised of a $13.7 million decrease in revenues from the microelectronics industry and a decrease in revenues of $24.7 million from other industries, including food, biopharmaceutical, fine chemical and facility services. The mix of the revenues between construction costs versus services for engineering and construction management also changed significantly from 2001 as compared to 2000. The construction cost component of revenues decreased from $142.5 million, which was 45.0% of 2000 revenues, to $82.6 million, which was 29.7% of 2001 revenues. The construction revenue decrease was due to construction projects that completed during 2000. This decrease in construction revenues of $59.9 million was offset in part by an increase of $21.5 million in revenues from services, which increased from $174.3 million in 2000 to $195.8 million in 2001. The services revenue increase was due to a significant recovery in the microelectronics industry during the first half of 2001. However, during the second half of 2001 the industry began to show signs of weakness because of soft demand for its products. We anticipate that the economic downturn in the microelectronics industry may also negatively impact the Industrial segment's results in 2002.

        The Industrial segment reported $11.8 million of pre-tax profit for the year ended December 31, 2001 compared to $10.1 million for the year ended December 31, 2000. Pre-tax profit as a percent of revenues for 2001 was 4.2% and 3.2% for 2000. The increase in profit was due to an increase in volume of services sold during 2001 as compared to 2000 and an increase in project margins. Direct project costs, as a percentage of revenues, decreased 8% in 2001 as compared to 2000. This decrease is due to a reduction in construction related costs directly associated with the decrease in construction revenues. This resulted in higher project margins due to the change in mix of revenues, where the construction revenue component decreased considerably over the service revenue component during 2001. Indirect labor costs, which are made up of salaries and benefits of all administrative personnel, plus salaries and benefits of technical personnel for hours not working on billable client services, increased, as a percent of the services portion of gross revenues, from 20.9% in 2000 to 25.4% in 2001. This increase is due to the significant decrease in the number and size of projects performed for the microelectronics industry during the last two quarters of the year. Other overhead, general and administrative costs remain relatively unchanged as a percentage of the service portion of revenues.

Results of Operations for the Year Ended December 31, 2000 Compared to 1999

        Revenues for the year ended December 31, 2000 were $1,706.7 million compared to $1,184.5 million for the same period in 1999. The increase of $522.2 million or 44.1% is comprised of growth in all of the operating segments. The EE&I segment reported increased revenues of $388.9 million, which includes revenues generated by CH2M HILL Hanford Group, Inc. of $319.0 million (formerly known as Lockheed Martin Hanford Corporation which was acquired by CH2M HILL in December 1999.) On a comparable basis, EE&I reported increased revenues of $69.9 million or 14.1% from internal growth. For the same period, the Water segment reported increased revenues of $65.5 million or 15.0% and the Industrial segment reported an increase of $67.8 million or 27.2%.

        Pre-tax profit for the year ended December 31, 2000 was $49.0 million compared to $26.8 million in the same period of 1999. The increase of $22.2 million was comprised of increases in the EE&I segment of $10.1 million, the Water segment of $3.0 million and the Industrial segment of $10.1 million. Corporate expenses increased by $1.0 million.

Environmental, Energy and Infrastructure

        Revenues in the EE&I segment for the year ended December 31, 2000 were $886.4 million compared to $497.5 million for the same period in 1999. This increase of $388.9 million was primarily attributable to $319.0 million of revenues from CH2M HILL Hanford Group, Inc., which aligns with the nuclear business. This entity provides engineering, design and technical services to support decontamination, decommissioning and remedial activities at the U.S. Department of Energy's Hanford Reservation in Richland, Washington. Other nuclear business revenue increased $16.7 million due to expansion of the business base and an increase in the performance-based fee from the Kaiser-Hill joint venture. Revenues from our environmental business increased $43.4 million in the federal and industrial sectors primarily in the southeast and southwest regions of the United States. This growth continues to be attributable to the strong domestic economy and our ability to leverage off of our existing projects. The transportation business has increased revenues by $9.5 million for the same period. This strong performance results from extraordinarily strong markets fueled by national legislation from TEA-21 and AIR-21, matching state funding now beginning to take effect, and the rising demand for design-build projects in the transportation sector. Our telecommunications business also reported increased revenues of $18.1 million and continues to show strong growth abroad as we provide network architecture and operating system design for clients who are building or upgrading infrastructure to keep pace with advances in technology.

        Pre-tax profit for the EE&I segment was $27.5 million for the year ended December 31, 2000 compared to $17.4 million in the same period of 1999. Pre-tax profit as a percent of revenues in 2000 was 3.1% compared to 3.5% in 1999. While most of the pre-tax profit improvement of $10.1 million was due to volume growth in the environmental business, transportation also experienced improvements in pre-tax profit of $4.9 million due to incentive fees on two large programs and volume increases in the base business. The Kaiser-Hill joint venture achieved improved pre-tax profit of $3.3 million. This improvement was primarily related to performance fees earned under the old contract, which expired on January 31, 2000, for achieving significant contract milestones such as the demolition of a significant building at the Rocky Flats site in Colorado.

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

        The Water segment reported $19.3 million of pre-tax profit for the year ended December 31, 2000 compared to $16.3 million of pre-tax profit for the same period of 1999. Pre-tax profit as a percent of revenues for 2000 was 3.8% compared to 3.7% for 1999. The increase of $3.0 million in profit is attributable to the strong revenue growth within all of our Water businesses discussed earlier.

Industrial

        The Industrial segment reported revenues of $316.8 million for the year ended December 31, 2000, of which $194.8 million was generated from the microelectronics industry. The revenues for 1999 were $249.0 million, of which $164.4 million was generated from the microelectronics industry. The increase of $67.8 million was comprised of a $30.4 million increase in revenues from the microelectronics industry and an increase in revenues of $37.4 million from other industries, including food, biopharmaceutical, fine chemical and facility services. The mix of the revenues between construction costs versus services for engineering and construction management also changed significantly from 2000 as compared to 1999. The construction costs component of revenues decreased from $153.4 million, which was 61.6% of 1999 revenues, to $142.5 million, which was 45.0% of 2000 revenues. The construction revenue decrease was due to two significant construction projects that were started in 1999 but were near completion prior to the second quarter of 2000. This decrease in construction revenues of $10.9 million was offset by an increase of $78.7 million in revenues from services, which increased from $95.6 million in 1999 to $174.3 million in 2000. The services revenue increase was due to a significant increase in the microelectronics industry.

        The Industrial segment reported $10.1 million of pre-tax profit for the year ended December 31, 2000 compared to virtually no pre-tax profit for the year ended December 31, 1999. Pre-tax profit as a percent of revenues for 2000 was 3.2%. The most significant factor causing this increase in pre-tax profit was the 82.0% increase in the volume of services sold during 2000 as compared to 1999 and an increase in project margins. Direct project costs, as a percentage of revenues, decreased 9% in 2000 as compared to 1999. This decrease is due to a reduction in construction related costs directly associated with the decrease in construction revenues. This resulted in higher project margins due to the change in mix of revenues, where the construction revenue component decreased considerably over the service revenue component during 2000. Indirect labor costs, which are made up of salaries and benefits of all administrative personnel, plus salaries and benefits of technical personnel for hours not working on billable client services, decreased, as a percent of the services portion of gross revenues, 21% from 2000 as compared to 1999. This decrease is due to the significant increase in the number and size of projects performed for the microelectronics industry. Other overhead, general and administrative costs decreased, as a percentage of the services portion of revenues, by 9% in 2000 as compared to 1999.

Joint Ventures

        We routinely enter into joint ventures to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. Our largest joint venture is Kaiser-Hill Company, LLC ("Kaiser-Hill"), in which we own a 50% interest. This joint venture is recorded in our EE&I operating segment. Effective February 1, 2000, the U.S. Department of Energy extended Kaiser-Hill's Rocky Flats contract. Although the new contract is a closure contract and does not have a defined term, we anticipate closure of the site in 2006. Under the new contract, Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure costs. Outside of a negotiated range, for every dollar that the U.S. Department of Energy saves with earlier clean-up, Kaiser-Hill receives a 30-cent increase in fee. At the same time, for every dollar the clean-up is over budget, the fee is reduced by 30 cents down to an agreed minimum. The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of our performance. Due to the timing of specific work scopes and the completion of activities, earnings may not be comparable from period to period.

        The earnings from this joint venture are reported as equity in earnings of joint ventures and affiliated companies, along with other joint ventures that are individually insignificant. For the years ended December 31, 2001, 2000 and 1999, we reported equity in earnings of joint ventures and affiliated companies of $17.1 million, $13.4 million and $12.4 million, respectively. The earnings from Kaiser-Hill for the same periods were $15.1 million, $10.2 million and $6.4 million, respectively. The increase in earnings for 2001 is attributable primarily to the portion of the fee that is impacted by the schedule as progress towards the 2006 closure schedule becomes more estimable. The increase in earnings for 2000 was primarily related to performance fees earned under the old contract, which expired on January 31, 2000, for achieving significant contract milestones such as the demolition of a significant building at the Rocky Flats site in Colorado.

Corporate Expenses

        Corporate expenses for the year ended December 31, 2001 were $11.4 million compared to $7.9 million in 2000 and $6.9 million in 1999. The increase of $3.5 million from 2000 to 2001 relates primarily to an increase in general infrastructure to support our Internal Market and the growth in our operations. During 2000, we incurred expenses to buy out a supplemental retirement plan associated with the old key employee program and to accrete the value of certain equity instruments related to our compensation plans to the current stock price. Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts.

Income Taxes

        The income tax provision for the year ended December 31, 2001 was $22.7 million compared to $24.4 million in 2000 and $13.1 million in 1999. For 2001, the effective tax rate was 44.8% compared to 49.9% in 2000 and 49.1% in 1999. The decrease in the effective tax rate is due primarily to certain tax credits that are being recognized currently to the extent such benefits are more likely than not to be realized. Other fluctuations in the effective tax rates are primarily due to the fluctuations of non-deductible foreign net operating losses as we have been able to improve the financial performance of our international operations. Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to disallowed portions of meals and entertainment expenses and non-deductible foreign net operating losses. Our income tax provisions for the last three years were as follows:

Date	Income Tax Provision	Effective Tax Rate
	(in millions)
2001	$22.7	44.8%
2000	24.4	49.9%
1999	13.1	49.1%

Liquidity and Capital Resources

Cash Flows from Operating Activities

        For the year ended December 31, 2001, operations provided $41.6 million of cash compared to $115.1 million in 2000 and $29.6 million in 1999. All years presented reflect an increase in our receivables and billings in excess of revenues due to growth in operations in the EE&I and the Water operating segments. The fluctuation in accounts payable in 1999, 2000 and 2001 is primarily related to the Industrial segment which experienced growth in 1999 and 2000 coupled with an increase in the pass-through of revenues and expenses related to large construction projects followed by a slowdown of operations in 2001.

        During 2001, we recognized earnings in excess of cash received from Kaiser-Hill of approximately $7.2 million. Our cash payments are based on pre-negotiated payment terms in accordance with the contract with the U.S. Department of Energy which can be different from the earnings recognized for accounting purposes. As the clean-up of the site progresses toward the targeted closure date of 2006, earnings in excess of cash received could continue to increase if we perform at better than cost and schedule targets.

Cash Flows from Investing Activities

        Our business does not require significant capital expenditures. The capital expenditures are generally for purchases of office equipment and leasehold improvements. We spent $7.7 million in 2001, $7.9 million in 2000 and $4.4 million in 1999 on such expenditures. We have now established a formal operating lease program under which most of our computing and related equipment is procured on an ongoing basis. The increase in capital expenditures from 1999 to 2000 reflects leasehold improvements for large regional office moves for which the leases had expired.

        In 1999, we made three acquisitions, one of which was significant. We purchased the common stock of Lockheed Martin Hanford Corporation ("Hanford") for $19.4 million. In 2001, we signed a new five-year contract with the U.S. Department of Energy that extends our current contract through September 2006, for which we paid Lockheed Martin Corporation an additional $5.0 million. We are now committed to specific milestones for the duration of the contract. Fees are earned based on specific negotiated performance incentives. Hanford is an environmental management contractor that provides tank waste remediation services to the U.S. Department of Energy. The original acquisition and the contract extension results in a total contract-in-place intangible asset of $24.1 million that is being amortized over the life of the contract of seven years.

        During 2001, we also invested $10.0 million for a 24.5% equity interest in CAI Investments, LLC that was established by a client for the purpose of acquiring, holding, managing and selling investments in telecommunications properties. This is a strategic investment to develop our telecommunications business, which we will account for using the equity method.

Cash Flows from Financing Activities

        In 2001, 2000 and 1999, we used $24.7 million, $20.4 million and $11.3 million of cash in financing activities, of which $20.6 million and $13.7 million were used to purchase stock presented on the internal market in 2001 and 2000, respectively. These transactions were funded by cash flows from operations.

        During 2001, we did not borrow from our line of credit. In 2000, we borrowed an average of less than $0.1 million. At December 31, 2001 and 2000, no amounts were outstanding. In June 1999, we entered into a new unsecured credit facility for a $100.0 million revolving line of credit maturing in June 2003, which was subsequently extended to June 2004, and the maximum amount of credit available may be increased by $25.0 million, under certain conditions. The facility may be used for general corporate purposes and permitted acquisitions. At the option of CH2M HILL, the facility bears interest at a rate equal to either the London Inter-Bank Offering Rate for interest periods of 1, 2, 3 or 6 months, plus applicable margins ranging from 1.0% to 2.0%, dependent upon CH2M HILL's debt leverage ratio, as defined, the lender's prime rate, or 0.5% plus the federal funds rate, if greater than the lender's prime rate. Borrowings under the credit agreement are available on a revolving basis through the final maturity date. The credit facility is guaranteed by each direct and indirect wholly-owned subsidiary of CH2M HILL whose gross revenues account for greater than 5% of the consolidated annual revenues of CH2M HILL. The credit agreement contains usual and customary representations and warranties, and affirmative and negative covenants and financial covenants for credit facilities of like size, type and purpose. CH2M HILL is in compliance with such covenants. Additionally, a commitment fee of 0.25 percent per year is payable based on the liabilities to earnings ratio.

        At December 31, 2001 and 2000, we had $10.2 million and $14.1 million, respectively, of notes payable to over 300 former shareholders in varying amounts over the next eight years. Generally, no new shareholder notes will be issued since shareholders may sell their CH2M HILL common stock through the Internal Market.

        During 2001, CH2M HILL and a trust (the "Trust") entered into an agreement whereby the Trust acquired land in Englewood, Colorado for the purpose of constructing and owning CH2M HILL's new company headquarters (the "Headquarters"). The Headquarters is currently under construction and is expected to be completed by the end of 2002. The Trust was formed to fund the construction, own the land and buildings and subsequently lease the Headquarters to CH2M HILL. The Trust was funded by equity and debt investments from independent third parties. The lease agreement is effective upon completion of construction. The lease agreement calls for monthly lease payments of approximately $0.4 million for ten years and requires that CH2M HILL guarantee a residual value of the Headquarters for approximately $42.0 million. Upon completion of the lease term, subject to certain limitations, CH2M HILL has the option to purchase the Headquarters from the Trust at fair market value, which is currently $54.0 million.

        At December 31, 2001, CH2M HILL had the following contractual obligations (in thousands):

Contractual Obligations	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years	Total
Long-term debt	$3,538	$4,208	$2,099	$566	$10,411
Operating lease commitments	38,999	67,899	53,679	37,383	197,959
Residual value guarantee on Headquarters	—	—	—	42,000	42,000

Total	$42,537	$72,107	$55,778	$79,949	$250,370

        In addition to the above:

  •
  CH2M HILL issues letters of credit to back various trade activities. At December 31, 2001 and 2000, there were $11.7 million and $18.3 million issued and outstanding letters of credit, respectively, with varying maturities.

  •
  CH2M HILL has guaranteed $13.5 million of credit facilities between its subsidiaries and joint venture partners. There were no amounts outstanding on these credit facilities at December 31, 2001 and 2000.

  •
  In the normal course of business, CH2M HILL purchases performance bonds to comply with client mandated contractual obligations. At December 31, 2001 and 2000, the performance bonds purchased were $346.0 million and $370.2 million, respectively.

Insurance

        CH2M HILL carries professional liability and general casualty insurance, including general liability, property, automobile, fiduciary, workman's compensation, directors' and officers', pollution liability and other coverages which are customary in the industry. As of the date of this filing, CH2M HILL has experienced no difficulties in obtaining insurance or surety bonds. The tragic events of September 11 and recent highly publicized corporate bankruptcies have had an impact on the financial status of a number of insurance and surety providers, however, which could in turn cause an increase in the cost and a decrease in the availability of insurance and surety coverages in the future. CH2M HILL enjoys long term relationships with our insurance and surety providers and management believes that we will be able to continue to have access to professional liability and general casualty insurance, as well as surety bonds, with sufficient coverage limits and on acceptable financial terms necessary to support our business. The cost of such coverage in the short term is likely to increase, however. Such cost increases are expected to range between 15% and 40% for various insurance policies and surety bonds. Such increases will not have a material impact on our business.

        CH2M HILL's current insurance policies include coverage for terrorist acts, except for acts of war. In the future, terrorist act coverage may be difficult or very expensive to obtain. While we will attempt to renew our insurance policies without losing the terrorism coverage, we do not believe that lack of such coverage would have a material impact on our business. We also believe that we will be able to supplement our current insurance program with terrorism coverage on as needed basis to support specific business requirements.

        Our risk management personnel continuously monitor the developments in the insurance market. The financial stability of the insurance and surety providers is one of the major factors that we take into account when buying our insurance coverage. Currently our insurance and bonds are purchased from several of world's leading and financially stable providers. As a contingency, we also have relationships with alternative insurance and surety companies that can step in and replace any one of our current providers, if we have reasons to believe that they are no longer stable financially.

Critical Accounting Policies

        In response to the U.S. Securities and Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we identified the policy that is critical to our business operations and results of operations to be that related to revenue recognition. We state this accounting policy along with other accounting policies in the notes to the consolidated financial statements. This management's discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Derivatives and Financial Instruments

        Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes fair value accounting and reporting standards for derivative instruments and hedging activities. CH2M HILL adopted SFAS No. 133 on January 1, 2001. SFAS No. 133 requires all derivative instruments to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

        CH2M HILL may utilize certain derivative financial instruments to manage its market risk associated with fluctuations in interest rates or foreign currencies. CH2M HILL intends to designate the contracts as hedges and record derivative assets and liabilities on its balance sheet based on the fair value of the contracts, if such contracts are highly effective in hedging risks. The fair values of derivative instruments will fluctuate over time due to changes in the underlying contract prices. At December 31, 2001, CH2M HILL did not have any derivative instruments outstanding.

New Accounting Standards

        Effective June 30, 2001, the Financial Accounting Standards Board issued SFAS Nos. 141, "Business Combinations," and 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for acquisitions occurring after June 30, 2001 and provides guidance on accounting for business combinations including the use of the purchase method of accounting as the only acceptable method to account for business combinations. SFAS No. 142 provides guidance on the accounting for goodwill and other intangibles specifically relating to identifying and allocating purchase price to specific identifiable intangible assets. Additionally, SFAS No. 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment, at least annually, using a fair value approach. We will adopt SFAS No. 142 on January 1, 2002. Management has determined that the adoption of SFAS No. 142 will not have a material impact on CH2M HILL's financial position.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the effect SFAS No. 143 will have on CH2M HILL's financial position, if any.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this Statement are generally to be applied prospectively. Management has not yet determined the effect SFAS No. 144 will have on CH2M HILL's financial position, if any.

Special Note Regarding Forward-Looking Statements

        This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

  •
  The continuance of and funding for certain governmental regulation and enforcement programs which create demand for our services

  •
  Our ability to attract, finance and perform large, longer-term projects

  •
  Our ability to insure against or otherwise cover the liability risks inherent in our business, including environmental liabilities and professional engineering liabilities

  •
  Our ability to manage the risks inherent in the government contracting business

  •
  Our ability to manage the costs associated with our fixed-price contracts

  •
  Our ability to attract and retain professional personnel

  •
  General economic conditions

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        CH2M HILL is exposed to market risk from changes in interest rates and foreign exchange rates. This risk is monitored and managed to limit the effect of interest rate and foreign exchange rate fluctuations on earnings and cash flows. CH2M HILL's interest rate exposure is generally limited to its unsecured revolving credit agreement and to its notes payable to former shareholders. Historically, we have used short-term variable rate borrowings under the revolving credit agreement on a limited basis. At December 31, 2001, there were no borrowings outstanding against the credit facility which has a maturity date of June 17, 2004. The interest rate on the notes payable to former shareholders is variable and fluctuates annually based on the U.S. Federal Reserve Discount Rate. These notes have varying maturities through 2009. CH2M HILL may use interest rate swap agreements or similar financial instruments for purposes other than trading. CH2M HILL has assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on the financial position of CH2M HILL.

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

        Reference is made to the information set forth.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Documents Filed as Part of this Report

  1.
  Financial Statements

    2.
    Financial Statement Schedules

        All financial statement schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto, or because such schedules are not applicable.

    3.
    Exhibits

        The following exhibits are filed as part of this annual report:

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of November 29, 1999, by and between CH2M HILL Companies, Ltd. and Lockheed Martin Corporation [certain portions of the Stock Purchase Agreement have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission] filed as Exhibit 2.1 on Form 8-K, on January 5, 2000 (File No. 000-27261)
3.1	Restated Articles of Incorporation of CH2M HILL Companies, Ltd. filed as Exhibit 3.1 on Amendment No. 2 on Form S-1 to Registration Statement on Form S-3 on August 3, 2001 (File No. 333-60700)
3.2	Restated Bylaws of CH2M HILL Companies, Ltd. filed as Exhibit 3.2 on Amendment No. 2 on Form S-1 to Registration Statement on Form S-3 on August 3, 2001 (File No. 333-60700)
10.1	CH2M HILL Retirement and Tax-Deferred Savings Plan, as amended and restated effective June 1, 2000 filed as Exhibit 10.1 on Form 10-K, on March 29, 2000
10.3	CH2M HILL Companies, Ltd. 1999 Stock Option Plan, as amended and restated on November 12, 1999 filed as Exhibit 10.3 on Form 10-K, on March 29, 2000
*10.4	CH2M HILL Companies, Ltd. Payroll Deduction Stock Purchase Plan as amended and restated effective January 1, 2002
10.5	CH2M HILL Companies, Ltd. Pre-Tax Deferred Compensation Plan effective November 12, 1999 filed as Exhibit 10.5 on Form 10-K, on March 29, 2000
10.6	Trust Under CH2M HILL Companies, Ltd. Pre-Tax Deferred Compensation Plan filed as Exhibit 10.6 on Registration Statement on Form S-1, Amendment No. 1, on May 14, 1999 (File No. 333-74427)
10.7	CH2M HILL Companies, Ltd. After-Tax Deferred Compensation Plan effective November 12, 1999 filed as Exhibit 10.7 on Form 10-K, on March 29, 2000
10.8	Trust Under CH2M HILL Companies, Ltd. After-Tax Deferred Compensation Plan filed as Exhibit 10.8 on Registration Statement on Form S-1, Amendment No. 1, on May 14, 1999 (File No. 333-74427)
10.9	Contract with Buck Investment Services, Inc., filed as Exhibit 10.9 to Registration Statement on Form S-1, Amendment No. 1, on May 14, 1999 (File No. 333-74427)
10.10	Contract (#DE-AC3495RF00825) between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated as of April 4, 1995, along with Modifications 1 to 81 to Contract #DE-AC3495RF00825 (Modifications 41, 72 and 78 not received), incorporated by reference from ICF Kaiser International Inc.'s (i) Form 10-K for the fiscal year ended February 28, 1995 filed on March 29 1996 (File No. 1-12248); (ii) Registration Statement on Form S-1 filed on November 27, 1996 (SEC file no. 333-16937); (iii) Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1998 (File No. 1-12248)
10.11	Contract between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated January 24, 2000 filed as Exhibit 10.11 on Form 10-K, on March 29, 2000
10.12	$100,000,000 Senior Unsecured Revolving Credit Agreement dated as of June 18, 1999, Wells Fargo Bank, National Association, as Agent, filed as Exhibit 10.11 to Registration Statement on Form S-1, Amendment No. 2, on July 8, 1999 (File No. 333-74427)
10.13	Deferred Compensation Retirement Program Arrangement effective December 1, 1995 filed as Exhibit 10.13 on Form 10-K, on March 29, 2000
10.14	Executive Deferred Compensation Program Arrangement effective January 1, 1997 filed as Exhibit 10.14 on Form 10-K, on March 29, 2000
10.15	First Amendment to $100,000,000 Senior Unsecured Revolving Credit Agreement dated as of June 18, 1999, Wells Fargo Bank, National Association as Agent filed as Exhibit 10.15 on Form 10-K, on March 20, 2001
10.16	Assignment and Acceptance of $100,000,000 Senior Unsecured Revolving Credit Agreement filed as Exhibit 10.16 on Form 10-K, on March 20, 2001
10.17	CH2M HILL Companies, Ltd. 2001 Pre-Tax Deferred Compensation Plan effective November 10, 2000 filed as Exhibit 10.17 on Form 10-K, on March 20, 2001
10.18	Trust Under CH2M HILL Companies, Ltd. 2001 Pre-Tax Deferred Compensation Plan filed as Exhibit 10.18 on Form 10-K, on March 20, 2001
10.19	CH2M HILL Companies, Ltd. 2001 After-Tax Deferred Compensation Plan effective November 10, 2000 filed as Exhibit 10.19 on Form 10-K, on March 20, 2001
10.20	Trust Under CH2M HILL Companies, Ltd. 2001 After-Tax Deferred Compensation Plan filed as Exhibit 10.20 on Form 10-K, on March 20, 2001
10.21	CH2M HILL Companies, Ltd. Deferred Compensation Retirement Plan effective January 1, 2000 filed as Exhibit 10.21 on Form 10-K, on March 20, 2001
10.22	CH2M HILL Companies, Ltd. Executive Deferred Compensation Plan effective January 1, 2000 filed as Exhibit 10.22 on Form 10-K, on March 20, 2001
10.23	CH2M HILL Companies, Ltd. Deferred Compensation Plan effective January 1, 2001 filed as Exhibit 10.23 on Form 10-K, on March 20, 2001
10.24	CH2M HILL Companies, Ltd. Deferred Compensation Trust Agreement dated January 1, 2001 filed as Exhibit 10.24 on Form 10-K, on March 20, 2001
10.25	CH2M HILL Companies, Ltd. Restricted Stock Policy and Administration Plan effective January 1, 2000 filed as Exhibit 10.25 on Form 10-K, on March 20, 2001
10.26	CH2M HILL Companies, Ltd. Short Term Incentive Plan effective January 1, 2000 filed as Exhibit 10.26 on Form 10-K, on March 20, 2001
*10.27	CH2M HILL Companies, Ltd. 2002 Pre-Tax Deferred Compensation Plan effective November 9, 2001
*10.28	Trust Under CH2M HILL Companies, Ltd. 2002 Pre-Tax Deferred Compensation Plan
*10.29	CH2M HILL Companies, Ltd. 2002 After-Tax Deferred Compensation Plan effective November 9, 2001
*10.30	Trust Under CH2M HILL Companies, Ltd. 2002 After-Tax Deferred Compensation Plan
*10.31	Second Amendment to $100,000,000 Senior Unsecured Revolving Credit Agreement dated as of July 12, 2001 Wells Fargo Bank, National Association as Agent
*10.32	CH2M HILL Companies, Ltd. Long Term Incentive (LTI) Plan effective January 1, 1999
21	Subsidiaries of CH2M HILL Companies, Ltd. filed as Exhibit 21 on Form 10-K, on March 29, 2000
*23.1	Consent of Arthur Andersen LLP
*23.2	Consent of KPMG LLP
99.1	Internal Market Rules, filed as Exhibit 99 to Registration Statement on Form S-1 on March 15, 1999 (File No. 333-74427)
99.2	Opinion of KPMG LLP filed as Exhibit 99.2 on Form 10-K, on March 29, 2000

* Filed herewith

  (b)
  Reports on Form 8-K:

        On November 9, 2001, we filed a Form 8-K under Item 5. Other Events to communicate to our shareholders a new price for our common stock and the trade date on which this stock price would be effective. This stock price was established by the Board of Directors at its November 9, 2001 meeting.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CH2M HILL Companies, Ltd.:

        We have audited the accompanying consolidated balance sheets of CH2M HILL Companies, Ltd. (an Oregon corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of CH2M HILL's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CH2M HILL Industrial Design Corporation (currently known as CH2M HILL Industrial Design and Construction, Inc.) for the year ended December 31, 1999, which statements reflect total assets and total revenues of 21 percent and 21 percent in 1999, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this entity, is based solely on the report of the other auditors.

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

        In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP
Denver, Colorado, February 15, 2002.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$89,233	$97,074
Receivables, net —
Client accounts	232,814	218,419
Unbilled revenue	112,931	99,840
Other	8,293	6,969
Prepaid expenses and other	9,557	8,305

Total current assets	452,828	430,607
Property, plant and equipment, at cost
Land	—	219
Building and land improvements	1,037	2,813
Furniture, fixtures and equipment	35,812	34,957
Leasehold improvements	9,718	8,798

	46,567	46,787
Less: Accumulated depreciation and amortization	(29,781)	(29,144)

Net property, plant and equipment	16,786	17,643

Intangible assets, net	18,164	17,293
Investments in unconsolidated affiliates	31,118	12,910
Employee benefit plan assets	30,400	22,033
Other assets, net	6,777	6,073
Deferred income taxes	11,022	8,856

Total assets	$567,095	$515,415

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,538	$3,910
Accounts payable	65,825	84,629
Billings in excess of revenues	86,485	76,143
Accrued incentive compensation	34,948	25,261
Employee related liabilities	67,685	58,874
Current taxes payable	13,749	28,180
Other accrued liabilities	55,407	41,300
Current deferred income taxes	18,605	11,975

Total current liabilities	346,242	330,272
Other long-term liabilities	47,094	40,594
Long-term debt	6,873	10,557

Total liabilities	400,209	381,423

Commitments and contingencies (Notes 3, 5 and 12)
Shareholders' equity:
Preferred stock, Class A $0.02 par value, 50,000,000 shares authorized; No amounts issued and outstanding at December 31, 2001 and 2000	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 29,329,519 and 29,198,698 issued and outstanding at December 31, 2001 and 2000, respectively	293	291
Additional paid-in capital	49,461	41,728
Retained earnings	122,222	94,305
Accumulated other comprehensive loss	(5,090)	(2,332)

Total shareholders' equity	166,886	133,992

Total liabilities and shareholders' equity	$567,095	$515,415

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income
(Dollars in thousands except per share)

	December 31, 2001	December 31, 2000	December 31, 1999
Gross revenue	$1,923,436	$1,693,346	$1,172,153
Equity in earnings of joint ventures and affiliated companies	17,084	13,392	12,375

Total revenues	1,940,520	1,706,738	1,184,528
Operating expenses:
Direct cost of services and overhead	(1,458,395)	(1,302,159)	(875,264)
General and administrative	(434,826)	(357,441)	(283,277)

Operating income	47,299	47,138	25,987
Other income (expense):
Interest income	4,021	2,762	1,977
Interest expense	(746)	(935)	(1,194)

Income before provision for income taxes	50,574	48,965	26,770
Provision for income taxes	(22,657)	(24,434)	(13,144)

Net income	$27,917	$24,531	$13,626

Net income per common share:
Basic	$0.93	$0.83	$0.46
Diluted	$0.90	$0.82	$0.46
Weighted average number of common shares:
Basic	30,002,883	29,448,939	29,451,100
Diluted	31,000,335	30,033,449	29,737,145

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.
Consolidated Statements of Shareholders' Equity
(Dollars in thousands)

	Class A Preferred Stock
			Common Stock		Total Class A Preferred and Common Shares				Accumulated Other Comprehensive Loss
						Additional Paid-in Capital	Comprehensive Income	Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 1998	11,068,580	$221	16,957,360	$170	28,025,940	$20,283		$56,148	$(1,690)	$75,132
Shares issued in connection with stock based compensation and employee benefit plans	1,310,930	26	1,322,480	13	2,633,410	14,181		—	—	14,220
Shares purchased and retired	(284,290)	(5)	(1,045,670)	(11)	(1,329,960)	(5,230)		—	—	(5,246)
Comprehensive income:
Net income	—	—	—	—	—	—	$13,626	13,626	—	13,626
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	(640)	—	(640)	(640)

Comprehensive income	—	—	—	—	—	—	$12,986	—	—	—

Balances, December 31, 1999	12,095,220	242	17,234,170	172	29,329,390	29,234		69,774	(2,330)	97,092
Shares issued in connection with stock based compensation and employee benefit plans	—	—	1,839,613	18	1,839,613	26,020		—	—	26,038
Shares purchased and retired	—	—	(1,970,305)	(20)	(1,970,305)	(13,647)		—	—	(13,667)
Conversion of preferred stock into common stock	(12,095,220)	(242)	12,095,220	121	—	121		—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	$24,531	24,531	—	24,531
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	(2)	—	(2)	(2)

Comprehensive income	—	—	—	—	—	—	$24,529	—	—	—

Balances, December 31, 2000	—	—	29,198,698	291	29,198,698	41,728		94,305	(2,332)	133,992
Shares issued in connection with stock based compensation and employee benefit plans	—	—	2,081,703	21	2,081,703	28,734		—	—	28,755
Shares purchased and retired	—	—	(1,950,882)	(19)	(1,950,882)	(21,001)		—	—	(21,020)
Comprehensive income:
Net income	—	—	—	—	—	—	$27,917	27,917	—	27,917
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	(2,758)	—	(2,758)	(2,758)

Comprehensive income	—	—	—	—	—	—	$25,159	—	—	—

Balances, December 31, 2001	—	$—	29,329,519	$293	29,329,519	$49,461		$122,222	$(5,090)	$166,886

The accompanying notes are an intergral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	December 31, 2001	December 31, 2000	December 31, 1999
Cash flows from operating activities:
Net income	$27,917	$24,531	$13,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation and amortization	11,859	9,705	6,343
Stock based compensation for employees and employee benefit plans	28,053	25,258	14,164
Allowance for doubtful accounts	1,703	2,157	2,907
Deferred income taxes and other	4,464	(15,877)	12,096
Equity in earnings of Kaiser-Hill, net of cash received	(7,150)	3,082	(3,100)
Loss (gain) on sale of assets	556	47	(5)
Change in —
Receivables and unbilled revenue	(30,963)	(60,260)	(38,518)
Prepaid expenses and other	(8,964)	(8,629)	(7,310)
Accounts payable	(18,804)	28,259	25,206
Billings in excess of revenues	10,342	27,000	18,671
Other current liabilities	22,563	79,820	(14,475)

Net cash provided by operating activities	41,576	115,093	29,605
Cash flows from investing activities:
Proceeds from the sale of assets	—	—	248
Capital expenditures	(7,749)	(7,920)	(4,401)
Acquisitions and investments	(16,000)	(2,250)	(18,406)

Net cash used in investing activities	(23,749)	(10,170)	(22,559)
Cash flows from financing activities:
Borrowing on long-term debt	44	98	331
Borrowing on line of credit	—	4,900	32,000
Payments on line of credit	—	(4,900)	(32,000)
Principal payments on notes payable to former shareholders	(3,884)	(4,600)	(5,039)
Principal payments on long-term debt	(216)	(2,251)	(4,595)
Purchases and retirements of stock	(20,629)	(13,653)	(1,979)

Net cash used in financing activities	(24,685)	(20,406)	(11,282)
Cash effect of cumulative translation adjustment	(983)	—	198

Increase (decrease) in cash and cash equivalents	(7,841)	84,517	(4,038)
Cash and Cash equivalents, beginning of year	97,074	12,557	16,595

Cash and Cash equivalents, end of year	$89,233	$97,074	$12,557

CH2M HILL COMPANIES, LTD.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share information)

(1) Summary of business and significant accounting policies

        CH2M HILL Companies, Ltd. (CH2M HILL) is a project delivery firm founded in 1946. We provide engineering, consulting, design, construction, procurement, operations and maintenance, and program and project management services to federal, state, municipal and local government entities and federal government agencies, as well as private industry, in the United States and abroad. We are an employee-owned Oregon corporation. A substantial portion of professional fees arises from projects that are funded directly or indirectly by government entities.

        On November 6, 1998, the Board of Directors approved a new ownership program for CH2M HILL and certain resolutions that were subsequently ratified by a vote of the shareholders on December 18, 1998. Such resolutions were effective January 1, 2000 and included, but were not limited to, adopting amendments to the Restated Bylaws and Articles of Incorporation which provide for the:

  •
  Authorization to convert all outstanding Class A preferred stock into shares of common stock on a one-for-one basis

  •
  Increase in the authorized shares of common stock to 100,000,000, par value $0.01 per share, and Class A preferred stock to 50,000,000, par value $0.02 per share

  •
  Authorization of a ten-for-one stock split on CH2M HILL's common stock and Class A preferred stock

  •
  Imposition of certain restrictions on the stock including, but not limited to, the right but not the obligation to repurchase shares upon termination of employment or affiliation, the right of first refusal and ownership limits

        As a result of the above changes, common and preferred stock amounts, equivalent share amounts and per share amounts have been adjusted retroactively to give effect to the stock split.

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

        The U.S. federal government accounted for 13.7% and 14.4% of our net receivables at December 31, 2001 and 2000, respectively. Receivables are stated at net realizable values, reflecting reserves of $3,633, $8,820 and $7,805 in 2001, 2000 and 1999, respectively. The changes in the allowance for uncollectible accounts consisted of the following:

	2001	2000	1999
Balance at beginning of year	$8,820	$7,805	$6,166
Provision charged to expense	1,703	2,157	2,907
Accounts written off	(2,564)	(1,142)	(1,268)
Account written off in prior year recovered in current year	(4,326)	—	—

Balance at end of year	$3,633	$8,820	$7,805

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

	2001	2000	1999
Cash paid for interest	$732	$1,030	$1,217
Cash paid for income taxes	31,696	16,526	5,775

        Non-cash transactions, including stock purchases for debt of $3,211 in 1999, have been excluded from the accompanying consolidated statements of cash flows.

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

        Depreciation for owned property is based on the estimated useful lives of the assets using both straight-line and accelerated methods for financial statement purposes. Useful lives for buildings and land improvements range from 15 to 30 years with an average life of 25 years. Leasehold improvements are depreciated over the shorter of its estimated useful life or the remaining term of the associated lease. Useful lives on other assets range from 2 to 10 years with an average of approximately 5 years.

Intangible Assets

        Intangible assets are stated at cost or at fair value as of the date acquired in a business acquisition accounted for as a purchase, less accumulated amortization. At December 31, 2001 and 2000, intangible assets consist primarily of a contract-in-place related to the acquisition of Lockheed Martin Hanford Corporation with a balance, net of amortization, of $18,164 and $16,246, respectively. This contract-in-place is being amortized on a straight-line basis over the total life of the contract of seven years. The related amortization reflected in the statements of income and the statements of cash flows totaled $3,082 in 2001, $4,155 in 2000 and $659 in 1999.

Employee Benefit Plan Assets

        Employee benefit plan assets generally include defined benefit pension plan assets and deferred compensation plan assets. The defined benefit pension plan assets arise as cash contributions are required for IRS funding purposes in excess of funding requirements. The deferred compensation plan assets generally represent corporate owned life insurance policies inside a rabbi trust that are used to fund the Deferred Compensation Retirement Plan and other deferred compensation plan liabilities.

Other Assets

        Other Assets primarily includes capitalized software costs. The related amortization reflected in the statements of income and the statements of cash flows totaled $2,524 in 2001, $1,046 in 2000 and $1,973 in 1999.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The interest rates on CH2M HILL's bank borrowings are adjusted regularly to reflect current market rates. Accordingly, the carrying amount of CH2M HILL's short-term and long-term borrowings also approximate fair value. At December 31, 2001 and 2000, the fair value of CH2M HILL's notes payable to former shareholders was $9,262 and $12,606, respectively, based on a discount using the prime rate at of the end of the fiscal year.

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

Stock-Based Compensation Plans

        CH2M HILL accounts for its stock-based employee compensation agreements using the intrinsic value method under which no compensation is generally recognized for equity instruments granted to employees with an exercise price equal to or greater than the fair market value of the underlying stock in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

        CH2M HILL, at the discretion of the Board of Directors, provides stock bonuses to employees of CH2M HILL through short-term and long-term incentive plans, which may be deferred at the election of the employee. Expenses related to stock under these programs amounted to $21,195, $20,808 and $9,621 in 2001, 2000 and 1999, respectively.

        CH2M HILL has a Retirement and Tax-Deferred Savings Plan that provides for company contributions which fluctuate based on the Company's earnings. Expenses related to stock contributions for 2001, 2000 and 1999 were $6,858, $4,450 and $4,543, respectively.

New Accounting Standards

        Effective June 30, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") Nos. 141, "Business Combinations," and 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for acquisitions occurring after June 30, 2001 and provides guidance on accounting for business combinations including the use of the purchase method of accounting as the only acceptable method to account for business combinations. SFAS No. 142 provides guidance on the accounting for goodwill and other intangibles specifically relating to identifying and allocating purchase price to specific identifiable intangible assets. Additionally, SFAS No. 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment, at least annually, using a fair value approach. We will adopt SFAS No. 142 on January 1, 2002. Management has determined that the adoption of SFAS No. 142 will not have a material impact on CH2M HILL's financial position.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the effect SFAS No. 143 will have on CH2M HILL's financial statements, if any.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this Statement are generally to be applied prospectively. Management has not yet determined the effect SFAS No. 144 will have on CH2M HILL's financial statements, if any.

(2) Segment information

        CH2M HILL operates in three reportable segments that offer different services to different customer bases. They are managed separately because each business requires different business and marketing strategies. Environmental, Energy, and Infrastructure (EE&I) includes management, consulting, design, construction, procurement, and operations and maintenance services to the environmental, nuclear, energy, systems and transportation industries. Water focuses on the planning, design and implementation of water supply systems and wastewater treatment facilities as well as providing operations and maintenance services to water and wastewater facility operators. Industrial provides design, construction, specialized manufacturing support and sustained facility services support to high-technology manufacturing companies, food and beverage processing businesses, and fine chemical and pharmaceutical manufacturers.

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

        Certain financial information for each segment is provided below:

2001	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$1,067,906	$577,364	$278,166	$—	$1,923,436
Intersegment sales	64,153	29,625	1,225	(95,003)	—
Equity in earnings of joint ventures and affiliated companies	15,424	1,427	233	—	17,084
Depreciation and amortization	6,572	4,548	739	—	11,859
Interest income	1,604	1,645	772	—	4,021
Interest expense	289	207	250	—	746
Segment profit	30,556	19,589	11,830	(11,401)	50,574
Segment assets	292,900	200,396	73,799	—	567,095
2000	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$876,282	$501,430	$315,634	$—	$1,693,346
Intersegment sales	47,587	21,308		(68,895)	—
Equity in earnings of joint ventures and affiliated companies	10,127	2,099	1,166	—	13,392
Depreciation and amortization	5,467	3,757	481	—	9,705
Interest income	730	1,010	1,022	—	2,762
Interest expense	396	282	257	—	935
Segment profit	27,519	19,270	10,066	(7,890)	48,965
Segment assets	236,811	114,084	164,520	—	515,415
1999	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$490,637	$433,163	$248,353	$—	$1,172,153
Intersegment sales	32,379	9,949	2,589	(44,917)	—
Equity in earnings of joint ventures and affiliated companies	6,911	4,827	637	—	12,375
Depreciation and amortization	5,269	708	366	—	6,343
Interest income	521	1,062	394	—	1,977
Interest expense	511	460	223	—	1,194
Segment profit	17,412	16,304	(80)	(6,866)	26,770
Segment assets	162,948	143,444	53,837	—	360,229

        CH2M HILL derived approximately 36% in 2001, 31% in 2000 and 17% in 1999, of its total revenues from contracts with federal government agencies.

        Revenues are attributed to the country in which the services are performed. Although CH2M HILL provides services in numerous countries, no single country outside of the United States accounted for a significant portion of the total consolidated revenues.

	2001	2000	1999
United States	$1,687,624	$1,445,741	$1,072,015
International	252,896	260,997	112,513

Total	$1,940,520	$1,706,738	$1,184,528

(3) Lines of credit

        CH2M HILL has an unsecured revolving credit agreement, as amended, with a maximum borrowing capacity of $100,000, and a $25,000 commercial paper facility. The line-of-credit facility expires on June 17, 2004. The commercial paper facility has a term of one year and may be renewed annually. Additionally, a commitment fee for the line-of-credit of 0.25 percent per year is payable based on the liabilities to earnings ratio. At December 31, 2001 and 2000, no amounts were outstanding under this line.

        The agreement requires CH2M HILL to maintain, among other restrictions, prescribed liabilities to earnings, tangible net worth, working capital and fixed cost coverage ratios.

        The agreement allows CH2M HILL to issue letters of credit to back various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At December 31, 2001 and 2000, there were $11,714 and $18,276 issued and outstanding letters of credit, respectively.

(4) Notes payable to former shareholders

        CH2M HILL issues interest-bearing notes to former shareholders for the purchase price of stock redeemed by CH2M HILL. The total amount outstanding for notes payable to former shareholders at December 31, 2001 and 2000 was $10,206 and $14,086, respectively. The interest rate on the notes is adjusted annually (on the anniversary dates of the notes) to 3/4 of the U.S. Federal Reserve Discount Rate on the first business day of each calendar year. At January 1, 2001 the interest rate on the notes was 3.75%. The notes are unsecured and payable in varying annual installments through 2009.

        Future minimum principal payments on notes payable to former shareholders and others are as follows:

Year Ending
2002	$3,538
2003	2,448
2004	1,760
2005	1,333
2006	766
Thereafter	566

$10,411

(5) Operating lease obligations

        CH2M HILL has entered into certain noncancelable leases, which are being accounted for as operating leases. At December 31, 2001, future minimum operating lease payments were as follows:

Year Ending
2002	$38,999
2003	35,902
2004	31,996
2005	29,656
2006	24,023
Thereafter	37,383

$197,959

        During 2001, CH2M HILL and a trust (the "Trust") entered into an agreement whereby the Trust acquired land in Englewood, Colorado for the purpose of constructing and owning CH2M HILL's new company headquarters (the "Headquarters"). The Headquarters is currently under construction and is expected to be completed by the end of 2002. The Trust was formed to fund the construction, own the land and buildings and subsequently lease the Headquarters to CH2M HILL. The Trust was funded by equity and debt investments from independent third parties. The lease agreement is effective upon completion of construction. The lease agreement calls for monthly lease payments of approximately $350 for ten years and requires that CH2M HILL guarantee a residual value of the Headquarters for approximately $42,000. Upon completion of the lease term, subject to certain limitations, CH2M HILL has the option to purchase the Headquarters from the Trust at fair market value, which is currently $54,000.

        Rental expense charged to operations was $53,000, $46,130 and $43,028 during 2001, 2000 and 1999, respectively. Certain of CH2M HILL's operating leases contain provisions for a specific rent-free period. In accordance with accounting principles generally accepted in the United States, CH2M HILL accrues rental expense during the rent-free period based on total expected rent payments to be made over the life of the related lease. The excess of expense over actual cash payments to date is shown in the accompanying consolidated balance sheets in other long-term liabilities. The cash payments expected to exceed rental expense in the next year are included in other accrued liabilities.

(6) Income taxes

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

        Income (loss) from continuing operations before income taxes includes the following:

	2001	2000	1999
U.S. income	$21,160	$40,242	$27,538
Foreign income (loss)	29,414	8,723	(768)

Net income before taxes	$50,574	$48,965	$26,770

The provision for income taxes for the years ended December 31 is comprised of the following:

	2001	2000	1999
Current income tax expense:
Federal	$4,446	$33,424	$6,969
Foreign	12,789	5,640	2,994
State & local	958	7,198	1,548

Total current taxes	18,193	46,262	11,511

Deferred tax (benefit) expense:
Federal	3,673	(17,960)	1,344
State	791	(3,868)	289

Total deferred taxes	4,464	(21,828)	1,633

Total tax expense	$22,657	$24,434	$13,144

The reconciliation of income tax computed at the U.S. federal statutory tax rate to CH2M HILL's effective income tax rate for the years ended December 31 were as follows:

	2001	2000	1999
Pretax income	$50,574	$48,965	$26,770
Federal statutory rate	35%	35%	35%

Expected tax expense	17,701	17,138	9,370
Reconciling items:
State income taxes	623	4,679	1,055
Disallowance of meals and entertainment expenses	1,693	1,570	1,384
Foreign operating losses	1,636	1,906	668
Other	1,004	(859)	667

Provision for income taxes	$22,657	$24,434	$13,144

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 were as follows:

	2001	2000
Deferred tax assets:
Foreign net operating losses	$3,600	$3,200
Depreciation and amortization	—	1,650
Accrued employee benefits	18,877	10,709
Investments in affiliates	2,639	1,448

Total deferred tax assets	25,116	17,007
Valuation allowance	(3,600)	(3,200)

Net deferred tax assets	21,516	13,807

Deferred tax liabilities:
Deferred recognition of net income until collection of payment occurs	23,899	16,926
Depreciation and amortization	5,200	—

Total deferred tax liabilities	29,099	16,926

Net deferred tax liability	$7,583	$3,119

        A valuation allowance is required to be established for those deferred tax assets that it is more likely than not that they will not be realized based upon certain estimated circumstances. The above valuation allowances relate to foreign net operating losses of $9,600 and $8,300 for the years ended December 31, 2001 and 2000, respectively, which will require taxable income within the applicable foreign subsidiary in order for the deferred tax asset to be realized. The foreign net operating losses generally may be carried forward indefinitely.

        Undistributed earnings of CH2M HILL's foreign subsidiaries amounted to approximately $12,522 at December 31, 2001. Those earnings are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, CH2M HILL would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred U.S. income would be available to reduce most of the resulting U.S. tax liabilities.

(7) Earnings per share

        The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares outstanding during the period and, to the extent dilutive, common stock equivalents consisting of stock options. The differences between the basic and diluted shares at December 31, 2001 and 2000 are attributable to the dilutive effect of stock options outstanding at the end of the periods.

(8) Stock option plan

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

        The following table summarizes the activity relating to options:

	Stock Options	Weighted Average Exercise Price
Stock Options:
Options outstanding, December 31, 1998	—	$—
Granted	2,738,305	4.31
Exercised	—	—
Forfeited	(171,107)	4.31

Options outstanding, December 31, 1999	2,567,198	4.31
Granted	1,190,172	6.78
Exercised	(31,640)	4.31
Forfeited	(242,316)	4.83

Options outstanding, December 31, 2000	3,483,414	5.12
Granted	892,260	9.81
Exercised	(138,839)	4.61
Forfeited	(182,296)	5.87

Options outstanding, December 31, 2001	4,054,539	6.13

        The weighted average fair values of options granted during 2001, 2000 and 1999 were $875, $1,089 and $2,165, respectively, and were estimated using the minimum value method with the following weighted average assumptions:

	2001	2000	1999
Risk-free interest rate	3.59%	5.17%	6.47%
Expected dividend yield rates	0.00%	0.00%	0.00%
Expected lives	3 Years	3 Years	3 Years
Expected volatility	0.001%	0.001%	0.001%

        The following table summarizes information about the stock options outstanding at December 31, 2001:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.31	2,128,534	2.18 Years	$4.31	1,020,098	$4.31
$6.34 – $10.90	1,926,005	3.69 Years	8.15	257,775	6.79

	4,054,539	2.89 Years	6.13	1,277,873	4.81

        For purposes of pro forma disclosures, stock-based compensation is amortized over the vesting period of the options. Cumulative compensation cost recognized in pro forma net income with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Pro forma stock-based compensation, net of the effect of forfeitures and tax, was $1,981, $1,053 and $285 for the years ended December 31, 2001, 2000 and 1999, respectively.

        If the fair value method were used to account for employee stock option grants, CH2M HILL's net income and earnings per share for the years ended December 31, 2001, 2000 and 1999, would have decreased by the following pro forma amounts:

	2001	2000	1999
Net Income:
As reported	$27,917	$24,531	$13,626
Pro forma	25,936	23,478	13,341
Earnings per share:
Basic	$0.93	$0.83	$0.46
Diluted	0.90	0.82	0.46
Pro forma	0.86	0.80	0.45

(9) Other employee benefits

Pension and Other Postretirement Benefits

        CH2M HILL has several noncontributory defined benefit pension plans, of which one remains active. Benefits are based on years of service and compensation during the span of employment. Funding for these plans is provided through contributions based on recommendations from the plans' independent actuaries. Plan assets consist primarily of corporate debt instruments and U.S. government securities.

        CH2M HILL sponsors a medical benefit plan for retired employees of three subsidiaries. The plan is contributory, with retiree premiums based on service at retirement. The benefits contain limitations and a cap on future cost increases. CH2M HILL continues to fund postretirement medical benefits on a pay-as-you-go basis.

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
Plan Assets in Excess of Benefit Obligations:
Benefit obligation at December 31	$(64,737)	$(59,184)
Fair value of plan assets at December 31	70,946	67,500

Funded status	$6,209	$8,316

Benefit Obligations in Excess of Plan Assets:
Benefit obligation at December 31	$(21,803)	$(17,463)	$(13,812)	$(12,433)
Fair value of plan assets at December 31	14,852	16,817		—

Unfunded status	$(6,951)	$(646)	$(13,812)	$(12,433)

Prepaid (accrued) benefit cost recognized in the balance sheet	$13,946	$10,132	$(10,901)	$(9,344)
Weighted average assumptions at December 31:
Discount rate	7.25%	7.75%	7.25%	7.75%
Expected return on plan assets	8.00-9.25%	8.00-9.25%	—	—

        For measurement purposes, a 9.83% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5.50% for 2011 and remain at that level thereafter.

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
Net periodic benefit cost	$1,990	$2,197	$1,860	$1,988
Employer contributions	5,003	2,370	—	—
Participant contributions	—	—	221	255
Benefit payments	(3,181)	(3,180)	(524)	(521)

(10) Investments in unconsolidated affiliates

        CH2M HILL has the following investments in affiliated unconsolidated companies which are accounted for under the equity method:

% of Ownership
Domestic:
Kaiser-Hill Company, LLC	50%
CCI-RSCI	50%
MK/IDC (PSI)	43%
Kakivik Asset Management	33%
Johnson Controls-Hill, LLC	25%
JAJMS/CH2M HILL	10%
Foreign:
CH2M HILL BECA, Ltd.	50%
CH2M HILL/CSA	50%
2 C Management, LLC	50%
DTSS	50%
NLCG&S	50%
CH2M HILL Canada, Ltd.	49%
CAI Investments, LLC	25%
Sembawang-IDC	25%
Dan Engineering	15%

        Kaiser-Hill's revenues are derived from the U.S. Department of Energy's Performance Based Integrating Management Contract for the Rocky Flats Closure Project in Golden, Colorado. Under the initial contract, performance based incentive fees and cost reduction proposal fees are accrued when management believes the contract performance milestones have been achieved and are therefore earned. Under the new contract, effective February 1, 2000, Kaiser Hill is compensated through a base fee affected up or down by its performance against the agreed site target closure costs. During the years ended December 31, 2001 and 2000, CH2M HILL received distributions from Kaiser-Hill Company, LLC of $7,900 and $13,300, respectively.

        Summarized financial information for these affiliates is as follows:

	December 31,
	2001	2000
FINANCIAL POSITION:
Current assets	$249,316	$165,202
Noncurrent assets	49,667	15,300

	$298,983	$180,502

Current liabilities	$215,930	$153,786
Noncurrent liabilities	3,198	1,714
Shareholders' equity	79,855	25,002

	$298,983	$180,502

	Year Ended December 31,
	2001	2000	1999
RESULTS OF OPERATIONS:
Revenues	$825,679	$801,784	$757,434
Direct costs	615,690	755,000	712,746

Gross margin	209,989	46,784	44,688
General and administrative expenses	175,723	19,898	22,370

Operating income	34,266	26,886	22,318
Other income (expense), net	536	(2,155)	(391)

Net income	$34,802	$24,731	$21,927

(11) Acquisition

        Effective December 22, 1999, CH2M HILL acquired all of the outstanding common stock of Lockheed Martin Hanford Corporation ("Hanford"), a wholly-owned subsidiary of Lockheed Martin Corporation. Hanford is an environmental management contractor that provides tank waste remediation services to the U.S. Department of Energy. The acquisition was accounted for under the purchase method of accounting. The total consideration paid through December 31, 2000 was $19,400 and resulted in $19,100 of a contract-in-place intangible asset.

        In 2001, CH2M HILL signed a new five-year contract with the U.S. Department of Energy that extends our current contract through September 2006, for which we paid Lockheed Martin Corporation an additional $5,000. We are now committed to specific milestones for the duration of the contract. Fees are earned based on specific negotiated performance incentives. The original acquisition and the contract extension result in a total contract-in-place intangible asset of $24,100 that is being amortized over the life of the contract of seven years.

(12) Contingencies

General

        CH2M HILL is party to various legal actions arising in the normal course of its business, some of which involve claims of substantial amounts. Damages assessed in connection with and the cost of defending any such actions could be substantial. CH2M HILL's management believes that the levels of insurance coverage are generally adequate to cover CH2M HILL's liabilities, if any, with regard to such claims. CH2M HILL generally accrues amounts for retentions and deductibles based on advice from legal counsel when it is probable that a loss will be incurred and such loss is estimable. Gain contingencies or recoveries are rare and are usually recorded when the cash is collected and the contingencies are removed.

Guarantor

        CH2M HILL has guaranteed $13,521 of credit facilities between its subsidiaries and joint venture partners. There were no amounts outstanding on these credit facilities at December 31, 2001 and December 31, 2000.

Performance Bonds

        In the normal course of business, CH2M HILL purchases performance bonds to comply with client mandated contractual obligations. At December 31, 2001 and 2000, the performance bonds purchased were $346,020 and $370,219, respectively.

CH2M HILL Companies, Ltd.

Quarterly Financial Data
(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the Year Ended
	(In thousands except per share amounts)
2001
Revenues	$491,726	$484,863	$481,676	$482,255	$1,940,520
Operating Income	10,048	11,141	13,927	12,183	47,299
Net Income	6,096	6,342	7,817	7,662	27,917
Net Income per common share
Basic	0.21	0.21	0.26	0.26	0.93
Diluted	0.20	0.20	0.25	0.25	0.90
2000
Revenues	$372,221	$422,433	$447,663	$464,421	$1,706,738
Operating Income	10,140	9,584	14,469	12,945	47,138
Net Income	5,185	4,890	7,380	7,076	24,531
Net Income per common share
Basic	0.18	0.17	0.25	0.24	0.83
Diluted	0.17	0.16	0.25	0.24	0.82

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
as of December 31, 2001 and 2000 and for each of
the three years in the period ended December 31, 2001
together with Report of Independent Public Accountants

Report of Independent Public Accountants

To the Members of
Kaiser-Hill Company, LLC:

        We have audited the accompanying consolidated balance sheets of Kaiser-Hill Company, LLC (a Colorado limited liability company) (the "Company") and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, members' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the supplementary consolidating information referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary consolidating information based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser-Hill Company, LLC and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information contained in Schedules I and II is presented for purposes of additional analysis of the consolidated financial statements, rather than to present the financial position and the results of operations and cash flows of the individual companies. This information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Denver, Colorado January 25, 2002

KAISER-HILL COMPANY, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
as of December 31, 2001 and 2000
(amounts in thousands of dollars)

	2001	2000
Assets
Current assets:
Cash and cash equivalents	$19,448	$7,177
Current portion of contract receivables	114,380	124,931
Due from employees	114	22
Prepaids and other current assets	2,114	355

Total current assets	136,056	132,485
Contract receivables, net of current portion	17,099	—
Deferred financing costs, net of accumulated amortization of $183 and $95, respectively	342	430

	$153,497	$132,915

Liabilities and Members' Equity
Current liabilities:
Accounts payable and payables to subcontractors	$94,708	$101,444
Current portion of employee incentive plan	9,300	—
Accrued vacation	11,581	9,627
Accrued salaries and employee benefits	8,780	14,292
Payable to Members	1,008	516
Line of credit	—	6,000

Total current liabilities	125,377	131,879
Employee incentive plan, net of current portion	12,800	—

	138,177	131,879
Contingencies (Note 7)
Members' equity	15,320	1,036

	$153,497	$132,915

The accompanying notes are an integral part of these consolidated financial statements.

KAISER-HILL COMPANY, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
for the years ended December 31, 2001, 2000 and 1999
(amounts in thousands of dollars)

	2001	2000	1999
Gross revenue	$718,788	$673,751	$646,398
Subcontractor costs and direct material costs	(417,180)	(417,203)	(456,015)

Service revenue	301,608	256,548	190,383
Direct cost of service and overhead	(271,977)	(236,671)	(176,898)

Operating income	29,631	19,877	13,485
Other income (expense):
Interest income	569	669	539
Interest expense	(116)	(110)	(385)

Net income before cumulative effect of adoption of a new accounting principle	30,084	20,436	13,639
Cumulative effect of adoption of a new accounting principle (Note 2)	—	—	(839)

Net income	$30,084	$20,436	$12,800

The accompanying notes are an integral part of these consolidated financial statements.

KAISER-HILL COMPANY, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
for the years ended December 31, 2001, 2000 and 1999
(amounts in thousands of dollars)

	Kaiser KH Holdings, Inc.	CH2M Hill Constructors, Inc.	Total
Members' equity, December 31, 1998	$500	$500	$1,000
Net income	6,400	6,400	12,800
Distributions	(3,300)	(3,300)	(6,600)

Members' equity, December 31, 1999	3,600	3,600	7,200
Net income	10,218	10,218	20,436
Distributions	(13,300)	(13,300)	(26,600)

Members' equity, December 31, 2000	518	518	1,036
Net income	15,042	15,042	30,084
Distributions	(7,900)	(7,900)	(15,800)

Members' equity, December 31, 2001	$7,660	$7,660	$15,320

The accompanying notes are an integral part of these consolidated financial statements.

KAISER-HILL COMPANY, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2001, 2000 and 1999
(amounts in thousands of dollars)

	2001	2000	1999
Cash flows from operating activities:
Net income	$30,084	$20,436	$12,800
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of adoption of a new accounting principle	—	—	839
Amortization	88	88	172
Changes in assets and liabilities:
(Increase) decrease in contract receivables	(6,548)	(17,664)	17,085
Increase in due from employees	(92)	(22)	—
Decrease in receivable from Member	—	—	396
Increase in prepaids and other current assets	(1,759)	(355)	—
(Decrease) increase in accounts payable and payables to subcontractors	(6,736)	10,972	(24,741)
Increase in employee incentive plan	22,100	—	—
(Decrease) increase in other accrued expenses	(3,558)	9,202	2,051
Increase (Decrease) in payable to Members	492	(216)	(10)

Net cash provided by operating activities	34,071	22,441	8,592

Cash flows from financing activities:
Distributions to Members	(15,800)	(26,600)	(6,600)
Payment of financing costs	—	—	(300)
Proceeds from credit facility	29,900	42,000	—
Payments on credit facility	(35,900)	(36,000)	—

Net cash used in financing activities	(21,800)	(20,600)	(6,900)

Net increase in cash and cash equivalents	12,271	1,841	1,692
Cash and cash equivalents, beginning of year	7,177	5,336	3,644
Cash and cash equivalents, end of year	$19,448	$7,177	$5,336

Supplemental cash flow information:
Cash paid for interest	$28	$22	$212

Supplemental noncash financing activity:
Accrued financing costs	$—	$—	$225

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

        At December 31, 2001, the Company employed 1,480 hourly workers and 528 salaried workers. Approximately 88% of the hourly employees are represented by United Steel Workers of America (the "Union") under a collective bargaining agreement which expires on January 15, 2007.

        On January 24, 2000, the Company and the DOE entered into a new contract effective February 1, 2000. The new contract is in effect until the physical completion of the Rocky Flats Closure Project including closure, disposal of nuclear material, demolition of facilities, environmental remediation, waste disposal, infrastructure and general site operations. Under the new contract, the Company has the opportunity to earn fee if the total costs incurred are below the contract target cost or the completion of the site closure is before March 31, 2007. In addition, the Company can lose fee if the costs exceed an amount equal to $200 million above the contract target cost or the site closure is after March 31, 2007. The modified maximum and minimum fee available to be earned by the Company through the date of closure is $460.6 million and $150.2 million, respectively.

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

        Under the new contract, revenue is recognized using the percentage of completion method whereby revenue is accrued in an amount equal to cost plus management's best estimate of fees. Fees are estimated based on projected total contract costs and site closure date. The Company continually monitors its progress towards the completion dates and its estimated costs at completion and will modify its estimates of earnings as needed. Changes in these estimates could have a significant effect on future earnings of the Company.

  Statements of Cash Flows

        For purposes of the statements of cash flows, the Company considers cash in checking and short-term investments with original maturities of three months or less to be cash and cash equivalents.

        The Company maintains its cash accounts primarily with banks located in Colorado, New York and Washington D.C. Cash balances are insured by the FDIC up to $100,000 per bank and cash equivalents are not insured by the FDIC. As of December 31, 2001, the majority of the cash balance was made up of cash equivalents.

  New Accounting Policy

        Effective January 1, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities, which states that costs of start-up activities, including organizational costs, be expensed when incurred. Upon adoption, the Company recorded a cumulative effect of a change in accounting principle of $839,000 in the accompanying consolidated statements of income. Assuming SOP 98-5 was not adopted in 1999, amortization of start-up activities would have been approximately $609,000 and the remaining $203,000 would have been expensed in 2000.

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

  New Accounting Pronouncements

        Effective June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") Nos. 141, "Business Combinations," and 142, "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for acquisitions occurring after June 30, 2001 and provides guidance on accounting for business combinations including the use of the purchase method of accounting as the only acceptable method to account for business combinations. SFAS No. 142 provides guidance on the accounting for goodwill and other intangibles specifically relating to identifying and allocating purchase price to specific identifiable intangible assets. Additionally, SFAS No. 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment, at least annually, using a fair value approach. The adoption of SFAS No. 142 will not have a material impact on the Company's financial position.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect that the effect SFAS No. 143 will have a material impact on its financial position.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. Management does not expect that SFAS No. 144 will have a material impact on its financial position.

  Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Related Party Transactions

        In 2001 and 2000, the Members were subcontracted by the Company to perform certain tasks under the DOE contract. The "Payable to Members" in the accompanying balance sheets as of December 31, 2001 and 2000 consists of $118,000 and $540,000, respectively, to Kaiser and $890,000 and ($24,000), respectively, to CH2M Hill for these subcontracted tasks. These payables are non-interest bearing.

        In addition, costs incurred related to work performed by Kaiser and CH2M Hill, the majority of which are reimbursable and billed under the DOE contract, were approximately $0 and $851,000 in 2001, respectively, $0 and $799,000 in 2000, respectively, and $609,000 and $938,000 in 1999, respectively.

4. Contract Receivables

        Contract receivables as of December 31, 2001 and 2000 primarily represent unbilled receivables due under the DOE contract. Unbilled receivables result from revenue and estimated fee that have been earned by the Company but not billed to the DOE as of the end of the period. The unbilled receivables can be invoiced at contractually defined intervals and milestones. Management anticipates that the current portion of unbilled receivables will be billed and collected in less than one year. In addition, under the terms of the Company's contract with the DOE, the Company receives a cash payment of 50% of the fee due on a quarterly basis. The remainder of the fee will be paid by the DOE upon the completion of the contract. As such, these amounts are classified as non-current in the accompanying consolidated balance sheets.

        The Company's contract receivables result primarily from its long-term contract with the DOE. As a consequence, management believes that credit risk is minimal.

5. Employee Incentive Plan

        In connection with the closure contract with the DOE, the Company implemented an employee incentive plan. There are two components to the plan. The first component represents a cash bonus which is earned and paid yearly. The second component represents the issuance of performance units. These units are allocated to employees on a yearly basis. The value of these units ultimately depends on the closure date of the site and range from $0 to $1 per unit. Employees remain eligible for these units as long as they are employed by the Company or left in good standing, as defined, and such amounts will be paid in cash at the end of the contract.

        As of December 31, 2001, the Company has issued approximately 22,110,000 performance units and the estimated value to be paid is accrued as employer incentive plan liability. The payment of the unit bonus will take place upon closure of the contract and therefore the associated accrual is classified as a long-term employee incentive plan accrual in the accompanying consolidated balance sheets.

6. Business Loan and Security Agreement

        Effective November 2, 1999, the Company, including its wholly owned subsidiary Kaiser-Hill Funding Company, LLC, entered into a Business Loan and Security Agreement (the "Agreement") with Bank of America, N.A. ("BOA") replacing its previous agreement with NationsBank, N.A. The term of the Agreement is through December 31, 2005. The Company, Kaiser and CH2M Hill granted a first lien security interest to BOA in all of the ownership and equity interest of the Company. As of December 31, 2001 and 2000, the Company has $0 and $6,000,000 outstanding, respectively.

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

7. Contingencies

        The Company's reimbursable costs are subject to audit in the ordinary course of business by various U.S. Government agencies. Management is not presently aware of any significant costs, which have been, or may be, disallowed by any of these agencies.

8. Employee Benefit Plans

        In accordance with the DOE contract, the Company sponsors several benefit plans covering substantially all employees who meet length of service requirements. These plans include the following defined benefit pension plans: The Rocky Flats Multiple Employer Salaried Retirement Plan and the Kaiser-Hill Retirement Plan for Hourly Production and Maintenance Employees. The Company also sponsors the following defined contribution plans: Kaiser-Hill Company, LLC Savings Plan for Hourly Employees and Rocky Flats Multiple Employer Salaried Thrift Plan, which includes Company matching. The Company contribution amounts for the Savings Plan/Thrift Plan were approximately $1,343,000, $608,000 and $454,000 for 2001, 2000 and 1999, respectively. No amounts were contributed to the Retirement Plans during 2001, 2000 and 1999 because the Plans were overfunded.

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

9. Subsequent Event

        In March 2002, the Company entered into a lease agreement for the lease of office space through 2005. The Company will be leasing 94,582 square feet for annual estimated base rent expense of $833,000.

SCHEDULE I

KAISER-HILL COMPANY, LLC AND SUBSIDIARY
Supplementary Consolidating Information to
Consolidated Financial Statements

Balance Sheet
as of December 31, 2001
(amounts in thousands of dollars)

	Kaiser-Hill Company LLC	Kaiser-Hill Funding Company LLC	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$19,403	$45	$—	$19,448
Current portion of contract receivables	114,296	84	—	114,380
Intercompany receivables	5	—	(5)	—
Due from employees	114	—	—	114
Prepaids and other current assets	2,114	—	—	2,114

Total current assets	135,932	129	(5)	136,056
Contract receivables, net of current portion	17,099	—	—	17,099
Investment in Kaiser-Hill Funding Company, LLC	117	—	(117)	—
Financing costs, net of accumulated amortization of $183	342	—	—	342

	$153,490	$129	$(122)	$153,497

Liabilities and Members' Equity:
Current liabilities:
Accounts payable and payable to subcontractors	$94,701	$7	$—	$94,708
Accrued vacation	11,581	—	—	11,581
Current portion of employee incentive plan	9,300	—	—	9,300
Accrued salaries and employee benefits	8,780	—	—	8,780
Intercompany payables	—	5	(5)	—
Payable to Members	1,008	—	—	1,008

Total current liabilities	125,370	12	(5)	125,377
Employee incentive plan, net of current portion	12,800	—	—	12,800

	138,170	12	(5)	138,177
Members' equity	15,320	117	(117)	15,320

	$153,490	$129	$(122)	$153,497

SCHEDULE II

KAISER-HILL COMPANY, LLC AND SUBSIDIARY

Supplementary Consolidating Information to
Consolidated Financial Statements

Statement of Income
for the year ended December 31, 2001
(amounts in thousands of dollars)

	Kaiser-Hill Company LLC	Kaiser-Hill Funding Company LLC	Eliminations	Consolidated
Gross revenue	$718,788	$—	$—	$718,788
Intercompany revenue	—	183	(183)	—
Intercompany expense	(183)	—	183	—
Subcontractor costs and direct material costs	(417,179)	(1)	—	(417,180)

Service revenue	301,426	182	—	301,608
Direct cost of service and overhead	(271,834)	(143)	—	(271,977)

Operating income	29,592	39	—	29,631
Other income (expense):
Interest income	569	—	—	569
Interest expense	(88)	(28)	—	(116)

Net income	$30,073	$11	$—	$30,084

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on the 27th day of March, 2002.

CH2M HILL Companies, Ltd.
By:	/s/ RALPH R. PETERSON Ralph R. Peterson President and Chief Executive Officer

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

Signature	Title	Date

/s/ RALPH R. PETERSON Ralph R. Peterson	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2002
/s/ SAMUEL H. IAPALUCCI Samuel H. Iapalucci	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 27, 2002
* Joseph A. Ahearn	Director	March 27, 2002
* Kenneth F. Durant	Director	March 27, 2002
* Donald S. Evans	Director	March 27, 2002
* Jerry D. Geist	Director	March 27, 2002
* Steven D. Guttenplan	Director	March 27, 2002

Philip G. Hall	Director	March 27, 2002
* Susan D. King	Director	March 27, 2002
* Gregory T. McIntyre	Director	March 27, 2002
* Jill T. Sideman	Director	March 27, 2002
* Barry L. Williams	Director	March 27, 2002
By:	/s/ SAMUEL H. IAPALUCCI Samuel H. Iapalucci, as attorney-in-fact