Form 10-Q
period 2002-03-31
CH2M HILL COMPANIES LTD
filed 2002-05-09
CIK 777491

Use these links to rapidly review the document
CH2M HILL COMPANIES, LTD. MARCH 31, 2002 TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 6, 2002, the registrant had 31,166,547 shares of common stock, $0.01 par value per share, issued and outstanding.

CH2M HILL COMPANIES, LTD.
MARCH 31, 2002
TABLE OF CONTENTS

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Balance Sheets

(Dollars in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$64,996	$89,233
Receivables, net—
Client accounts	197,390	232,814
Unbilled revenue	128,324	112,931
Other	7,759	8,293
Prepaid expenses & other	9,569	9,557

Total current assets	408,038	452,828
PROPERTY, PLANT & EQUIPMENT, net	22,468	16,786
OTHER ASSETS, net	100,045	97,481

TOTAL ASSETS	$530,551	$567,095

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,818	$3,538
Accounts payable	49,604	65,825
Billings in excess of revenues	64,379	86,485
Accrued incentive compensation	17,275	34,948
Employee related liabilities	89,194	67,685
Current taxes payable	8,714	13,749
Other accrued liabilities	52,771	55,407
Current deferred income taxes	20,597	18,605

Total current liabilities	306,352	346,242
OTHER LONG-TERM LIABILITIES	44,453	47,094
LONG-TERM DEBT	11,448	6,873

Total liabilities	362,253	400,209

COMMITMENTS AND CONTINGENCIES (See Notes)
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,015,723 and 29,329,519 issued and outstanding at March 31, 2002 and December 31, 2001, respectively	310	293
Additional paid-in capital	44,657	49,461
Retained earnings	128,136	122,222
Accumulated other comprehensive loss	(4,805)	(5,090)

Total shareholders' equity	168,298	166,886

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$530,551	$567,095

The accompanying notes are an integral part of these
consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Statements of Income

(Unaudited)

(Dollars in thousands except per share)

	Three-Month Period Ended March 31
	2002	2001
Gross revenue	$468,049	$487,401
Equity in earnings of joint ventures and affiliated companies	4,687	4,325

Total revenues	472,736	491,726
Operating expenses:
Direct cost of services and overhead	(360,465)	(375,343)
General and administrative	(102,192)	(106,335)

Operating income	10,079	10,048
Other income (expense):
Interest income	324	1,151
Interest expense	(64)	(157)

Income before provision for income taxes	10,339	11,042
Provision for income taxes	(4,425)	(4,946)

Net income	$5,914	$6,096

Net income per common share:
Basic	$0.20	$0.21
Diluted	$0.19	$0.20
Weighted average number of common shares:
Basic	30,121,676	29,694,878
Diluted	31,192,381	30,601,118

The accompanying notes are an integral part of these
consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three-Month Period Ended March 31
	2002	2001
NET CASH USED IN OPERATING ACTIVITIES	$(5,873)	$(18,960)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,444)	(1,715)
Acquisitions and investments	(4,414)	(8,500)

Net cash used in investing activities	(6,858)	(10,215)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable to former shareholders	(532)	(801)
Principal payments on long-term debt	(87)	(28)
Purchases and retirements of stock	(10,774)	(4,367)

Net cash used in financing activities	(11,393)	(5,196)
CASH EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENT	(113)	458

DECREASE IN CASH AND CASH EQUIVALENTS	(24,237)	(33,913)
CASH AND CASH EQUIVALENTS, beginning of period	89,233	97,074

CASH AND CASH EQUIVALENTS, end of period	$64,996	$63,161

The accompanying notes are an integral part of these
consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying financial information has been prepared in accordance with the interim reporting rules and regulations of the Securities and Exchange Commission and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.

        In the opinion of CH2M HILL's management, the accompanying unaudited consolidated condensed financial statements of the interim period contain all adjustments necessary to present fairly the financial position of CH2M HILL as of March 31, 2002 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in CH2M HILL's Form 10-K for the year ended December 31, 2001.

Shareholders' Equity

        The significant changes in shareholders' equity for the three-month period ended March 31, 2002 are as follows:

	Shares	Amount
Shareholders' Equity, December 31, 2001	29,329,519	$166,886
Net income	—	5,914
Shares issued	1,838,942	6,510
Shares redeemed	(152,738)	(11,297)
Foreign Currency Translation Adjustment	—	285

Shareholders' Equity, March 31, 2002	31,015,723	$168,298

New Accounting Standards

        Effective June 30, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") Nos. 141, "Business Combinations," and 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for acquisitions occurring after June 30, 2001 and provides guidance on accounting for business combinations including the use of the purchase method of accounting as the only acceptable method to account for business combinations. SFAS No. 142 provides guidance on the accounting for goodwill and other intangibles specifically relating to identifying and allocating purchase price to specific identifiable intangible assets. Additionally, SFAS No. 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment, at least annually, using a fair value approach. The adoption of SFAS No. 142 did not have a material impact on our financial position or our results of operations.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will adopt SFAS No. 143 on January 1, 2003. Management has determined that the adoption of SFAS No. 143 will not have a material impact on our financial position or our results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on our financial position or our results of operations.

(2) SEGMENT INFORMATION

        Certain financial information relating to the three-month periods ended March 31, 2002 and 2001 for each segment is provided below:

Three-Month Period Ended March 31, 2002	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$270,832	$143,714	$53,503	$—	$468,049
Inter-segment sales	17,861	8,048	406	(26,315)	—
Equity in earnings of joint ventures and affiliated companies	4,728	(58)	17	—	4,687
Segment profit	6,777	5,454	408	(2,300)	10,339
Three-Month Period Ended March 31, 2001	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$262,283	$140,543	$84,575	$—	$487,401
Inter-segment sales	14,568	6,339	156	(21,063)	—
Equity in earnings of joint ventures and affiliated companies	3,844	398	83	—	4,325
Segment profit	7,070	3,694	3,238	(2,960)	11,042

(3) COMPREHENSIVE INCOME

        Comprehensive income for the three-month periods ended March 31, 2002 and 2001 is as follows:

	Three-Month Period Ended March 31
	2002	2001
Net income	$5,914	$6,096
Foreign currency translation adjustment	285	(1,479)

Comprehensive income	$6,199	$4,617

(4) EARNINGS PER SHARE

        The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share is based on the weighted average number of common shares outstanding during the period and, to the extent dilutive, common stock equivalents consisting of stock options. The difference between the basic and diluted shares at March 31, 2002 and 2001 is attributable to the dilutive effect of stock options outstanding at the end of each period.

(5) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        CH2M HILL has the following material investments in affiliated companies that are 50% or less owned, which are accounted for under the equity method:

% of Ownership
Domestic:
Kaiser-Hill Company, LLC	50%
MK/IDC (PSI)	38%
Kakivik Asset Management	33%
Johnson Controls-Hill, LLC	25%
JAJMS/CH2M HILL	10%
Foreign:
CH2M HILL BECA, Ltd.	50%
CH2M PB JV Pte Ltd.	50%
NLCG&S	50%
CH2M HILL Canada, Ltd.	49%
BTC	33%
Sembawang-IDC	25%
CAI Investments, LLC	25%

        As of March 31, 2002 and December 31, 2001, the total investments in these material unconsolidated affiliates were approximately $32,600 and $31,118, respectively, and are included in other assets in the accompanying consolidated condensed balance sheets.

        Summarized financial information for the three-month periods ended March 31, 2002 and 2001, for these affiliates is as follows:

	Three-Month Period Ended March 31
	2002	2001
RESULTS OF OPERATIONS:
Revenues	$188,228	$197,248
Direct costs	(172,313)	(183,022)
General and administrative expenses	(4,697)	(5,855)

Operating income	11,218	8,371
Other income (expense)	(140)	55

Net income	$11,078	$8,426

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

        As you read this section, you should also refer to our consolidated condensed financial statements and the accompanying notes as well as the CH2M HILL Form 10-K for the year ended December 31, 2001. These consolidated condensed financial statements provide additional information regarding our financial activities and condition.

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

Summary

        Net income for the three-month period ended March 31, 2002 was $5.9 million compared to $6.1 million in the same period of 2001. Our diluted earnings per share for the first quarter in 2002 was $0.19, compared to $0.20 in 2001. Revenues and pre-tax profit for the three-month period ended March 31, 2002 and 2001 by operating segment were as follows:

Three-Month Period Ended March 31
(in millions)

	Revenues				Pre-Tax Profit
	2002		2001		2002	2001
EE&I	$275.5	58%	$266.1	54%	$6.7	$7.1
Water	143.7	31%	140.9	29%	5.4	3.7
Industrial	53.5	11%	84.7	17%	0.4	3.2
Corporate	—	—	—	—	(2.2)	(3.0)

Total	$472.7	100%	$491.7	100%	$10.3	$11.0

Results of Operations for the Three-Month Period Ended March 31, 2002 Compared to the Same Period of 2001

        Revenues for the three-month period ended March 31, 2002 were $472.7 million compared to revenues of $491.7 million for the same period of 2001, a decrease of $19.0 million or 3.9%. The Environmental, Energy & Infrastructure ("EE&I") segment reported increased revenues quarter over quarter of $9.4 million or 3.5%, while the Water segment reported increased revenues for the same period of $2.8 million or 2.0%. These revenue improvements were offset by a $31.2 million or 36.8% decline in revenues for the Industrial segment.

        Pre-tax profit for the three-month period ended March 31, 2002 was $10.3 million compared to $11.0 million for the same period of 2001, a decrease of $0.7 million or 6.4%. This decrease was comprised of a decrease in the EE&I segment of $0.4 million, an increase in the Water segment of $1.7 million, and a decrease in the Industrial segment of $2.8 million. Corporate expenses decreased $0.8 million.

Environmental, Energy and Infrastructure

        Revenues in the EE&I segment for the three-month period ended March 31, 2002 were $275.5 million compared to $266.1 million in the same period of 2001, an increase of $9.4 million or 3.5%. The most significant increase in this sector was realized in the environmental business, which reported an increase in revenues of $22.6 million or 34.7% quarter over quarter. We achieved this significant increase primarily from additional work for the United States Air Force and from master service contracts with private clients. The transportation business also reported increased revenues of $4.2 million quarter over quarter due primarily to the acquisition of a small ports company in January of 2002.

        These revenue increases were offset by a decrease in revenues of $10.7 million from our Hanford River Protection Project, due primarily to the expansion of work scope that occurred in the prior year and did not recur in the current year. The remaining decrease of $6.7 million was primarily attributable to the telecommunications business. We are nearing completion on a large international telecommunications project and new projects are slow to materialize as the telecommunications market continues to suffer from a severe industry downturn.

        Pre-tax profit in the EE&I segment for the three-month period ended March 31, 2002 was $6.7 million compared to $7.1 million in the same period of 2001. Pre-tax profit as a percentage of revenues was 2.4% compared to 2.7% for the same period of 2001. The decrease in pre-tax profit is primarily due to the decrease in revenues in the telecommunications sector and the transportation business. The decrease in the telecommunications sector is resulting from a downturn in the international telecommunications market that has been experienced domestically over the last year. The transportation business results were negatively impacted by business development efforts in international and design build areas.

        We currently have a $10.0 million equity investment in an international telecommunications company and we deliver work for telecommunication clients operating outside of the United States. Due to the volatility of this market sector, management closely monitors these commitments and currently believes that these assets are realizable. If the telecommunications industry prospects continue to deteriorate abroad, it may have a negative impact on our ability to fully realize the value of these assets. Management is evaluating the level of our resource needs, financial stability of our clients and the status of our investments. We continue to make selective investments in this industry sector as we remain optimistic about the telecommunication industry's long-term prospects, domestically and abroad, and want to be well-positioned for the expected recovery.

Water

        Revenues in the Water segment for the three-month period ended March 31, 2002 were $143.7 million compared to $140.9 million for the same period in 2001. The $2.8 million or 2.0% increase quarter over quarter was attributable to growth in the water and wastewater business, primarily in the western half of the United States and in Asia. Market conditions domestically and abroad continue to improve as utilities invest in water related facilities, driven by strong population and economic growth in certain regions, capacity shortfalls, and regulatory requirements.

        Pre-tax profit in the Water segment for the three-month period ended March 31, 2002 was $5.4 million compared to $3.7 million for the same period of 2001. Pre-tax profit as a percentage of revenues for the three-month periods ended March 31, 2002 and 2001 were 3.8% and 2.6%, respectively. The Water segment's improved pre-tax profit quarter over quarter is a function of revenue growth, better spending controls and new projects resulting from prior business development efforts. The first quarter of 2001 also included a charge on a global water project where we were experiencing project delivery issues.

Industrial

        The Industrial segment reported revenues of $53.5 million for the three-month period ended March 31, 2002, of which $24.7 million was generated from the microelectronics industry. The revenues for the same period of 2001 were $84.7 million, of which $55.0 million was generated from the microelectronics industry. This decrease of $31.2 million was comprised of $30.3 million from the microelectronics industry and $0.9 million from other industries, including food, pharmaceuticals and facility services. The mix of revenues between construction costs versus services for engineering and construction management also changed significantly in 2002 compared to 2001. The construction cost component of revenues decreased from $27.9 million in 2001 to $20.0 million in 2002, a decrease of $7.9 million due to a decrease in construction projects in 2002 over the same period in 2001. As a percentage of total revenues, however, these construction costs increased from 32.9% in 2001 to 37.4% in 2002 due to the even larger decrease in revenues from services, which decreased from $56.8 million in 2001, to $33.5 million in 2002. The significant decrease in services revenue resulted primarily from the microelectronics industry. The economic downturn for the microelectronics industry that began in the second quarter of 2001 has continued through the first quarter of 2002. Although we are seeing preliminary signs of recovery, we anticipate that the economic downturn will continue to negatively impact the Industrial segment's results at least through the second quarter of 2002.

        The Industrial segment reported virtually no pre-tax profit for the quarter ended March 31, 2002 compared to $3.2 million for the same period in 2001. Pre-tax profit as a percentage of revenues for 2001 was 3.8%. The most significant factor causing this profit decrease was the 41.0% decrease in volume of services sold during 2002. Other overhead, general and administrative costs increased, as a percentage of the services portion of revenues, to 18.4% in 2002 compared to 13.6% in 2001, due to the decrease in revenue volume in 2002 and also due to maintaining certain staffing levels in order to be well positioned for the recovery in the microelectronics industry.

Joint Ventures

        We routinely enter into joint ventures to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. Our largest joint venture is Kaiser-Hill Company, LLC ("Kaiser-Hill"), in which we own a 50% interest. This joint venture is in our EE&I operating segment. Effective February 1, 2001, the U.S. Department of Energy extended Kaiser-Hill's Rocky Flats contract. Although the new contract is a closure contract and does not have a defined term, we anticipate closure of the site in 2006. Under the new contract, Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure costs. Outside of a negotiated range, for every dollar that the U.S. Department of Energy saves with earlier cleanup, Kaiser-Hill receives a 30-cent increase in fee. At the same time, for every dollar the cleanup is over budget, the fee is reduced by 30 cents down to an agreed minimum. The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of our performance.

        The earnings from this joint venture are reported as equity in earnings of joint ventures and affiliated companies, along with other joint ventures that are individually insignificant. For the three-month period ended March 31, 2002, we reported equity in earnings of joint ventures and affiliated companies of $4.7 million compared to $4.3 million for the same period of 2001. The earnings from the Kaiser-Hill joint venture for the three-month period ended March 31, 2002 were $4.4 million compared to $3.7 million for the same period in 2001. This increase in earnings is attributable primarily to the portion of the fee that is impacted by the schedule as progress towards the 2006 closure schedule becomes more estimable. The remaining decrease of $0.3 million from other joint ventures was primarily related to the winding down of projects in the Water segment.

Corporate Expenses

        Corporate expenses for the three-month period ended March 31, 2002 were $2.2 million compared to $3.0 million for the same period of 2001. The $0.8 million improvement in corporate expenses quarter over quarter primarily relates to lower maintenance costs associated with our internal market. Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts.

Income Taxes

        The income tax provision for the three-month period ended March 31, 2002 was $4.4 million, or an effective tax rate of 42.8%, compared to $4.9 million, or an effective tax rate of 44.8%, for the same period of 2001. The decrease in the effective tax rate is due primarily to certain tax credits that are being recognized currently to the extent such benefits are more likely than not to be realized. Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, disallowed portions of meals and entertainment expenses, and non-deductible foreign net operating losses.

Liquidity and Capital Resources

Cash Flows from Operating Activities

        For the three-month period ended March 31, 2002, operations used $5.9 million of cash primarily due to a $21.7 million net decrease in working capital accounts. The net decrease was primarily the result of a decrease in receivables of $20.0 million offset by decreases in accounts payable of $16.2 million and billings in excess of $22.1 million. This net decrease in working capital was partially offset by earnings and other non-cash items for the period.

        During the comparable period of 2001, operations used $19.0 million of cash due primarily to changes in working capital. Accounts receivable increased $13.4 million due to growth in operations in the EE&I and the water operating segments while accounts payable decreased $18.4 million due primarily to the slowdown of operations in the industrial segment. These working capital changes were offset by earnings and deferred income taxes for the period.

Cash Flows from Investing Activities

        For the three-month period ended March 31, 2002, we used $6.9 million of cash in investing activities compared to $10.2 million for the same period of 2001. In order to expand the scope of services we offer to our clients, we broadened our transportation business in January 2002 by acquiring a small ports business for an initial cash outlay of $4.4 million.

        During the three-month period ended March 31, 2001, we signed a new five-year contract with the U.S. Department of Energy that extends our current contract at the Hanford River Protection project in Richland, Washington through September 2006, for which we paid Lockheed Martin $5.0 million. We also invested $3.5 million in an international telecommunications company for the purpose of acquiring, holding, managing and selling investments in telecommunications properties. Subsequent to the first quarter of 2001, this investment was increased to a total investment of $10.0 million and a 24.5% equity interest.

Cash Flows from Financing Activities

        For the three-month period ended March 31, 2002, we used $11.4 million of cash in financing activities, of which $10.8 million was used to purchase stock presented on the internal market. This compares to $5.2 million of cash used in financing activities for the same period of 2001, of which $4.4 million was used to purchase stock presented on the internal market. These transactions were funded by cash flows from operations. During the first three months of 2002 and 2001, we had no borrowings on our line of credit. As of March 31, 2002, there were no amounts outstanding on the line of credit.

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

New Accounting Standards

        Effective June 30, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") Nos. 141, "Business Combinations," and 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for acquisitions occurring after June 30, 2001 and provides guidance on accounting for business combinations including the use of the purchase method of accounting as the only acceptable method to account for business combinations. SFAS No. 142 provides guidance on the accounting for goodwill and other intangibles specifically relating to identifying and allocating purchase price to specific identifiable intangible assets. Additionally, SFAS No. 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment, at least annually, using a fair value approach. The adoption of SFAS No. 142 did not have a material impact on our financial position or our results of operations.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will adopt SFAS No. 143 on January 1, 2003. Management has determined that the adoption of SFAS No. 143 will not have a material impact on our financial position or our results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on our financial position or our results of operations.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    None

  (b)
  Reports on Form 8-K

    On February 15, 2002, we filed a Form 8-K under Item 5. Other Events to communicate to our shareholders a new price for our common stock and the trade date on which this stock price would be effective. This stock price was established by the Board of Directors at its February 15, 2002 meeting.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CH2M HILL Companies, Ltd.
Date: May 9, 2002	By:	/s/ SAMUEL H. IAPALUCCI Samuel H. Iapalucci Executive Vice President and Chief Financial Officer