Form 10-Q
period 2002-06-30
CH2M HILL COMPANIES LTD
filed 2002-08-12
CIK 777491

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of August 5, 2002, the registrant had 30,849,832 shares of common stock, $0.01 par value per share, issued and outstanding.

CH2M HILL COMPANIES, LTD.

JUNE 30, 2002

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Balance Sheets

(Dollars in thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$60,157	$89,233
Receivables, net—
Client accounts	232,088	232,814
Unbilled revenue	120,160	112,931
Other	9,705	8,293
Prepaid expenses & other	8,897	9,557

Total current assets	431,007	452,828
PROPERTY, PLANT & EQUIPMENT, net	22,950	16,786
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	23,298	31,118
OTHER ASSETS, net	67,091	66,363

TOTAL ASSETS	$544,346	$567,095

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,161	$3,538
Accounts payable	50,760	65,825
Billings in excess of revenues	73,381	86,485
Accrued incentive compensation	20,132	34,948
Employee related liabilities	81,848	67,685
Current taxes payable	8,893	13,749
Other accrued liabilities	59,632	55,407
Current deferred income taxes	22,246	18,605

Total current liabilities	320,053	346,242
OTHER LONG-TERM LIABILITIES	42,168	47,094
LONG-TERM DEBT	10,003	6,873

Total liabilities	372,224	400,209

COMMITMENTS AND CONTINGENCIES (See Notes)
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 30,839,527 and 29,329,519 issued and outstanding at June 30, 2002 and December 31, 2001, respectively	308	293
Additional paid-in capital	43,172	49,461
Retained earnings	131,420	122,222
Accumulated other comprehensive loss	(2,778)	(5,090)

Total shareholders' equity	172,122	166,886

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$544,346	$567,095

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Statements of Income

(Unaudited)

(Dollars in thousands except share and per share data)

	Three Month Period Ended June 30		Six Month Period Ended June 30
	2002	2001	2002	2001
Gross revenue	$469,146	$481,517	$937,195	$968,918
Equity in earnings of joint ventures and affiliated companies	6,614	3,346	11,301	7,671

Total revenues	475,760	484,863	948,496	976,589
Operating expenses:
Direct cost of services and overhead	(346,179)	(368,596)	(706,644)	(743,939)
General and administrative	(123,576)	(105,126)	(225,768)	(211,461)

Operating income	6,005	11,141	16,084	21,189
Other income (expense):
Interest income	515	520	839	1,671
Interest expense	(385)	(171)	(449)	(328)

Income before provision for income taxes	6,135	11,490	16,474	22,532
Provision for income taxes	(2,851)	(5,148)	(7,276)	(10,094)

Net income	$3,284	$6,342	$9,198	$12,438

Earnings per common share:
Basic	$0.11	$0.21	$0.30	$0.41
Diluted	$0.10	$0.20	$0.29	$0.40
Weighted average number of common shares:
Basic	31,052,834	30,645,685	30,452,546	30,172,908
Diluted	32,090,415	31,647,393	31,507,168	31,125,560

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Month Period Ended June 30
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,198	$12,438
Adjustments to reconcile net income to net cash used in operating activities—
Depreciation and amortization	7,151	5,546
Write-off of equity investment	10,000	—
Stock based compensation for employees and employee benefit plans	10,100	13,996
Deferred income taxes	3,641	5,046
Equity in earnings of Kaiser-Hill, net of cash received	(2,250)	(5,550)
Loss on sale of assets	156	426
Allowance for doubtful accounts	824	520
Other	1,549	2,295
Changes in—
Receivables and unbilled revenue	(8,456)	(34,639)
Prepaid expenses and other	348	(936)
Accounts payable	(15,065)	(20,157)
Billings in excess of revenues	(13,104)	13,654
Other current liabilities	(10,350)	(7,839)

Net cash used in operating activities	(6,258)	(15,200)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,721)	(3,905)
Acquisitions and investments	(4,414)	(16,000)

Net cash used in investing activities	(7,135)	(19,905)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable to former shareholders	(2,553)	(2,867)
Principal payments on long-term debt	(168)	(70)
Purchases and retirements of stock	(13,783)	(11,028)

Net cash used in financing activities	(16,504)	(13,965)
CASH EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENT	821	741

DECREASE IN CASH AND CASH EQUIVALENTS	(29,076)	(48,329)
CASH AND CASH EQUIVALENTS, beginning of period	89,233	97,074

CASH AND CASH EQUIVALENTS, end of period	$60,157	$48,745

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

        In the opinion of CH2M HILL's management, the accompanying unaudited consolidated condensed financial statements of the interim period contain all adjustments necessary to present fairly the financial position of CH2M HILL as of June 30, 2002 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year. These financial statements should be read in conjunction with the consolidated financial statements contained in CH2M HILL's Form 10-K for the year ended December 31, 2001.

Shareholders' Equity

        The significant changes in shareholders' equity for the six month period ended June 30, 2002 are as follows:

	Shares	Amount
Shareholders' Equity, December 31, 2001	29,329,519	$166,886
Net income	—	9,198
Shares issued	2,054,066	7,231
Shares redeemed	(544,058)	(13,505)
Foreign currency translation adjustment	—	2,312

Shareholders' Equity, June 30, 2002	30,839,527	$172,122

New Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will adopt SFAS No. 143 on January 1, 2003. Management has determined that the adoption of SFAS No. 143 will not have a material impact on our financial position or our results of operations.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, No. 44 and No. 64, Amendment of SFAS No. 13 and Technical Corrections." This Statement rescinds certain authoritative guidance, which was determined to no longer be necessary and to provide various technical corrections and clarifications to existing literature, and is effective upon issuance. The issuance of SFAS No. 145 did not have an impact on our financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied to exit or disposal activities initiated after December 31, 2002. Management believes that the adoption of SFAS No. 146 will not have a material impact on our financial position or results of operations.

(2)  SEGMENT INFORMATION

        Certain financial information relating to the three and six month periods ended June 30, 2002 and 2001 for each segment is provided below:

Three Month Period Ended June 30, 2002	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$262,587	$152,327	$54,232	$—	$469,146
Inter-segment sales	14,444	7,453	618	(22,515)	—
Equity in earnings of joint ventures and affiliated companies	5,236	1,338	40	—	6,614
Segment profit	(1,224)	7,749	584	(974)	6,135
Three Month Period Ended June 30, 2002	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$266,651	$144,885	$69,981	$—	$481,517
Inter-segment sales	13,784	6,356	156	(20,296)	—
Equity in earnings of joint ventures and affiliated companies	3,650	(255)	(49)	—	3,346
Segment profit	5,739	4,914	2,538	(1,701)	11,490
Six Month Period Ended June 30, 2002	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$533,419	$296,041	$107,735	$—	$937,195
Inter-segment sales	32,305	15,501	1,024	(48,830)	—
Equity in earnings of joint ventures and affiliated companies	9,964	1,280	57	—	11,301
Segment profit	5,553	13,203	992	(3,274)	16,474

Six Month Period Ended June 30, 2002	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$528,934	$285,428	$154,556	$—	$968,918
Inter-segment sales	28,352	12,695	312	(41,359)	—
Equity in earnings of joint ventures and affiliated companies	7,494	143	34	—	7,671
Segment profit	12,809	8,608	5,776	(4,661)	22,532

(3)  COMPREHENSIVE INCOME

        Comprehensive income for the three and six month periods ended June 30, 2002 and 2001 is as follows:

	Three Month Period Ended June 30		Six Month Period Ended June 30
	2002	2001	2002	2001
Net income	$3,284	$6,342	$9,198	$12,438
Foreign currency translation adjustment	2,027	(916)	2,312	(2,395)

Comprehensive income	$5,311	$5,426	$11,510	$10,043

(4)  EARNINGS PER SHARE

        The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares outstanding during the period and, to the extent dilutive, common stock equivalents consisting of stock options. The difference between the basic and diluted shares at June 30, 2002 and 2001 is attributable to the dilutive effect of stock options outstanding at the end of each period.

(5)  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        CH2M HILL has the following material investments in affiliated companies that are 50% or less owned, which are accounted for under the equity method:

% of Ownership
Domestic:
Kaiser-Hill Company, LLC	50%
Milwaukee Transportation Partners, LLC	50%
Pizzagalli/CCI Joint Venture	50%
MK/IDC (PSI)	38%
Kakivik Asset Management	33%
Johnson Controls-Hill, LLC	25%
JAJMS/CH2M HILL	10%
Foreign:
CH2M HILL BECA, Ltd.	50%
CH2M PB JV Pte Ltd.	50%
Bondi & Cronulla Wastewater Group	50%
CH2M HILL Canada, Ltd.	49%
BTC	33%
CAI Investments, LLC	25%

        Summarized financial information for the three and six month periods ended June 30, 2002 and 2001, for these affiliates is as follows:

	Three Month Period Ended June 30		Six Month Period Ended June 30
	2002	2001	2002	2001
RESULTS OF OPERATIONS:
Revenues	$227,319	$214,089	$415,547	$411,337
Direct costs	(208,387)	(203,598)	(380,700)	(386,620)
General and administrative expenses	(5,998)	(1,640)	(10,695)	(7,495)

Operating income	12,934	8,851	24,152	17,222
Other expense, net	(118)	(2,022)	(258)	(1,967)

Earnings before income taxes	$12,816	$6,829	$23,894	$15,255

        In 2001, we invested $10.0 million for a minority interest in an international telecommunications investment company, CAI Investments, LLC ("CAI"), which holds minority interests in various cable and wireless companies. Our client, Callahan Associates Inc. ("Callahan"), holds the majority interest in CAI. We believe that the fair market value of our investment has declined materially in recent months and that this decline is not temporary because the value of CAI's holdings have been impaired by rapidly deteriorating market conditions in the telecommunications industry and their inability to secure timely financing for projects. Therefore, we have recorded an asset impairment charge in the amount of the entire investment value of $10.0 million (which is estimated to be $3.6 million, net of incentive accrual reductions and related tax benefits). The impact of the write-off is included in general and administrative expenses for the three and six month periods ended June 30, 2002.

        Notwithstanding our decision to write-off the equity investment in CAI, we continue to perform services for Callahan in Europe and have significant receivables outstanding. Due to the recent market downturn and challenges being experienced by this client, management closely monitors these commitments and based on the information currently available, believes that these receivables are realizable.

(6)  CONTINGENCIES

        CH2M HILL is party to various legal actions arising in the normal course of its business, some of which involve claims of substantial amounts. Damages assessed in connection with and the cost of defending any such actions could be substantial. CH2M HILL's management believes that the levels of insurance coverage are generally adequate to cover CH2M HILL's liabilities, if any, with regard to such claims. CH2M HILL generally accrues amounts for retentions and deductibles based on advice from legal counsel when it is probable that a loss will be incurred and such loss is estimable. Gain contingencies or recoveries are rare and are usually recorded when the cash is collected and the contingencies are resolved.

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

  •
  Where our cash came from and how it was used

  •
  How all of this affects our overall financial condition

        This report contains "forward-looking statements," as that term is defined in Federal securities laws, including information related to our anticipated future results of operations, business strategies, financing plans, competitive position, growth opportunities and potential effects of future regulations. Although CH2M HILL's management believes that its expectations are based on reasonable assumptions, these assumptions are subject to a wide range of business and technical risks explained in detail in CH2M HILL's most recent Prospectus and Form 10-K that may cause actual results to differ materially from those stated or implied by these forward-looking statements.

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

        We believe we provide our clients with innovative project delivery using cost-effective approaches and advanced technologies. We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, add value to the projects undertaken for clients or enhance capital strength. We believe that we are well positioned geographically, technically and financially to compete worldwide in the markets we have elected to pursue and clients we serve.

Summary

        Net income for the three and six month periods ended June 30, 2002 was $3.3 million and $9.2 million, respectively, compared to $6.3 million and $12.4 million for the same periods in 2001. Our diluted earnings per share for the three and six month periods ended June 30, 2002 was $0.10 and $0.29, respectively, compared to $0.20 and $0.40 for the same periods in 2001. Revenues and pre-tax profit for the three and six month periods ended June 30, 2002 and 2001 by operating segment were as follows:

Three Month Period Ended June 30
(in millions)

	Revenues				Pre-Tax Profit
	2002		2001		2002	2001
EE&I	$267.8	56%	$270.3	56%	$(1.2)	$5.7
Water	153.7	32%	144.6	30%	7.7	4.9
Industrial	54.3	12%	70.0	14%	0.6	2.6
Corporate	—	—	—	—	(1.0)	(1.7)

Total	$475.8	100%	$484.9	100%	$6.1	$11.5

Six Month Period Ended June 30
(in millions)

	Revenues				Pre-Tax Profit
	2002		2001		2002	2001
EE&I	$543.4	57%	$536.4	55%	$5.6	$12.8
Water	297.3	31%	285.6	29%	13.2	8.6
Industrial	107.8	12%	154.6	16%	1.0	5.8
Corporate	—	—	—	—	(3.3)	(4.7)

Total	$948.5	100%	$976.6	100%	$16.5	$22.5

Results of Operations for the Three and Six Month Periods Ended June 30, 2002 Compared to the Same Periods of 2001

        Revenues for the three month period ended June 30, 2002 were $475.8 million compared to $484.9 million for the same period of 2001, a decrease of $9.1 million or 1.9%. For the six month period ended June 30, 2002, revenues were $948.5 million compared to $976.6 million for the same period of 2001, a decrease of $28.1 million or 2.9%. For the three month period ended June 30, 2002, the Water segment reported increased revenues of $9.1 million or 6.3% compared to the same period of 2001. This revenue improvement was offset by decreased revenues of $2.5 million or 0.9% in the Environmental, Energy & Infrastructure ("EE&I") segment and a $15.7 million or 22.4% decline in revenues for the Industrial segment. For the six month period ended June 30, 2002, the EE&I segment reported increased revenues of $7.0 million or 1.3%, while the Water segment reported increased revenues for the same period of $11.7 million or 4.1%. These revenue improvements were offset by a $46.8 million or 30.3% decline in revenues for the Industrial segment.

        Pre-tax profit for the three month period ended June 30, 2002 was $6.1 million compared to $11.5 million for the same period of 2001, a decrease of $5.4 million or 47.0%. For the six month period ended June 30, 2002, pre-tax profit was $16.5 million versus $22.5 million in 2001, a decrease of $6.0 million or 26.7%. The decrease for the three month period ended June 30, 2002 was comprised of an increase in the Water segment of $2.8 million, offset by decreases in the EE&I segment of $6.9 million and the Industrial segment of $2.0 million. Corporate expenses decreased by $0.7 million. The decrease for the six month period of $6.0 million was comprised of an increase in the Water segment of $4.6 million, offset by decreases in the EE&I segment of $7.2 million and the Industrial segment of $4.8 million. Corporate expenses decreased by $1.4 million.

Environmental, Energy and Infrastructure

        Revenues in the EE&I segment for the three month period ended June 30, 2002 were $267.8 million compared to $270.3 million for the same period of 2001. For the six month period ended June 30, 2002, revenues in the EE&I segment were $543.4 million compared to $536.4 million for the same period of 2001, an increase of $7.0 million or 1.3%. The decrease in revenues of $2.5 million or 0.9% for the three month period ended June 30, 2002 was due to a $3.1 million decline in the telecommunications business, as we are nearing completion of several large international telecommunications projects. In addition, new projects are slow to materialize as the telecommunications market continues to suffer from a severe industry downturn. Further, there has been a decrease in our environmental revenues due to the ramp down of a large environmental program in the United States. These decreases have been offset in part by a $1.4 million increase in our nuclear business from a combination of additional earnings from our Kaiser-Hill Company, LLC ("Kaiser-Hill") joint venture, as earnings become more estimable as progress towards the 2006 closure schedule continues, along with new nuclear services projects. In addition, there has been a slight increase in our energy and industrial systems business due to an increase in facility services provided for a major federal client.

        For the six month period ended June 30, 2002, revenues from our environmental and transportation businesses increased by $20.0 million and $5.1 million, respectively, compared to the same period in 2001. The increase in the environmental business is due to additional work performed for the United States Air Force and from master service contracts with private clients. The increase in the transportation business is primarily due to the acquisition of a small ports company in January 2002. In addition, revenues from our nuclear business have increased due to additional earnings from Kaiser-Hill, as earnings become more estimable as progress towards the 2006 closure schedule continues, along with new nuclear service contracts. These increases were offset by a decrease in our telecommunications business of $8.8 million, as we are nearing completion of several large projects and due to weakened market conditions. In addition, there was a $10.0 million decrease in revenue from our Hanford River Protection Project in the six month period ended June 30, 2002, compared to the same period in the prior year, due primarily to an expansion of work scope in 2001 that did not recur in 2002.

        Pre-tax loss in the EE&I segment for the three month period ended June 30, 2002 was $1.2 million compared to a pre-tax profit of $5.7 million in the same period of 2001. Pre-tax loss as a percentage of revenues was 0.4% compared to a pre-tax profit of 2.1% in the same period of 2001. Excluding the write-off of the equity investment in CAI Investments, LLC ("CAI"), pre-tax profit for the three months ended June 30, 2002 would have been $4.7 million or 1.8% of revenues. For the six month period ended June 30, 2002, pre-tax profit was $5.6 million compared to $12.8 million for the same period of 2001. Pre-tax profit as a percentage of revenues was 1.0% compared to 2.4% in the same period in 2001. Excluding the write-off of the equity investment in CAI, pre-tax profit would have been $11.5 million or 2.1% of revenues for the six months ended June 30, 2002.

        The decline in pre-tax profit for both three and six month periods ended June 30, 2002 compared to the same periods in 2001, is primarily due to the write-off of a $10.0 million equity investment. In 2001, we invested $10.0 million for a minority interest in an international telecommunications investment company, CAI, which holds minority interests in various cable and wireless companies. Our client, Callahan Associates Inc. ("Callahan"), holds the majority interest in CAI. We believe that the fair market value of our investment has declined materially in recent months and that this decline is not temporary because the value of CAI's holdings have been impaired by rapidly deteriorating market conditions in the telecommunications industry and their inability to secure timely financing for projects. Therefore, we have recorded an asset impairment charge in the amount of the entire investment value of $10.0 million (which is estimated to be $3.6 million, net of incentive accrual reductions and related tax benefits).

        The decrease in pre-tax profit is also attributable to the decline in revenues in the telecommunications business and the transportation business. The transportation business results were negatively impacted by business development outlays in the international and design build areas. The decrease in the telecommunications business is the result of a downturn in the international telecommunications market that has also been recognized in the United States over the last year. Notwithstanding our decision to write-off the equity investment in CAI, we continue to perform services for Callahan in Europe and have significant receivables outstanding. Due to the recent market downturn and challenges being experienced by this client, management closely monitors these commitments and based on the information currently available believes that these receivables are realizable. We will continue to monitor the status of these receivables and make any appropriate adjustments, if necessary.

Water

        Revenues in the Water segment for the three month period ended June 30, 2002 were $153.7 million compared to $144.6 million for the same period in 2001. For the six month period ended June 30, 2002, revenues in the Water segment were $297.3 million compared to $285.6 million for the same period in 2001. The $9.1 million and $11.7 million, or 6.3% and 4.1% increases for the three and six month periods ended June 30, 2002 compared to the same periods in 2001, are attributable to growth in the water and wastewater business as well as the operations and maintenance business. The increases were achieved primarily from the strong performance of our traditional North America operations. Market conditions domestically and abroad continue to improve as utilities invest in water related facilities. These investments are driven by strong population and economic growth in certain regions, capacity shortfalls and regulatory requirements in other regions.

        Pre-tax profit in the Water segment for the three and six month periods ended June 30, 2002 was $7.7 million and $13.2 million, respectively, compared to $4.9 million and $8.6 million for the same periods of 2001. Pre-tax profit as a percentage of revenues for the three month periods ended June 30, 2002 and 2001 was 5.0% and 3.4%, respectively, and 4.4% and 3.0% for the six month periods ended June 30, 2002 and 2001, respectively. The improvement in the Water segment's pre-tax profit year over year is due to increased revenues and service delivery improvements, combined with added efficiencies in business development and a reduction of overhead costs.

Industrial

        The Industrial segment reported revenues of $54.3 million for the three month period ended June 30, 2002, of which $27.4 million was generated from the microelectronics industry. The revenues for the same period of 2001 were $70.0 million, of which $47.7 million was generated from the microelectronics industry. For the six month periods ended June 30, 2002 and 2001, revenues were $107.8 million and $154.6 million, respectively, with the microelectronics industry generating $52.1 million versus $104.0 million, respectively. For the three and six month periods ended June 30, 2002, revenue decreased by $15.7 million and $46.8 million, respectively, compared to the same periods of 2001. These were comprised of respective decreases of $20.3 million and $51.9 million from the microelectronics industry, offset by respective increases of $4.6 million and $5.1 million from other industries, including food, pharmaceutical and facility services. The primary contributor to this overall decline in revenue was a decrease in services revenue of $12.1 million, which decreased from $49.2 million in 2001 to $37.1 million in 2002. The decrease in services revenue was due primarily to the economic decline in the microelectronics industry, which began in the second quarter of 2001 and has continued through the second quarter of 2002.

        The Industrial segment reported pre-tax profit of $0.6 million for the three month period ended June 30, 2002 versus $2.6 million for the same period in 2001. Pre-tax profit as a percentage of revenues for 2002 was 1.1% compared to 3.7% for the same period in 2001. For the six month period ended June 30, 2002, pre-tax profit was $1.0 million compared to $5.8 million in the same period of 2001, and, pre-tax profit as a percent of revenues was 0.9% in 2002 compared to 3.8% in 2001. The most significant factor causing pre-tax profit to decrease for the three and six month periods ended June 30, 2002 compared to the same periods in 2001, was the 24.6% decrease in volume of services sold during 2002. Direct project costs, as a percentage of revenues, was comparable in the interim periods ended 2002 versus 2001. Indirect labor costs, which consist of salaries and benefits of all administrative personnel, plus salaries and benefits of technical personnel for hours not spent working on billable client services, increased as a percent of the services portion of gross revenues. This increase is due to the softening demand for services in the microelectronics industry. General and administrative costs have increased to 18.3% percent of the services portion of revenues in 2002 compared to 14.4% in 2001, due to the decrease in revenue volume in 2002 and also due to maintaining certain staffing levels in order to be well positioned for a recovery in the microelectronics industry.

Joint Ventures

        We routinely enter into joint ventures to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. Our largest joint venture is Kaiser-Hill, in which we own a 50% interest. This joint venture is in our EE&I operating segment. In 2000, the U.S. Department of Energy extended Kaiser-Hill's Rocky Flats contract. Although the new contract is a site closure contract and does not have a defined term, we are targeting closure of the site in 2006. Under the new contract, Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure timetable and costs. Outside of a negotiated range, for every dollar that the U.S. Department of Energy saves with earlier cleanup, Kaiser-Hill receives a 30-cent increase in fee. At the same time, for every dollar the cleanup is over budget, the fee is reduced by 30 cents down to an agreed minimum. The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of our performance. As these variables become more estimable, earnings may not be comparable from quarter to quarter.

        The earnings from this joint venture are reported as equity in earnings of joint ventures and affiliated companies, along with other joint ventures that are individually insignificant. For the three month period ended June 30, 2002, we reported equity in earnings of joint ventures and affiliated companies of $6.6 million compared to $3.3 million for the same period of 2001. For the six month period ended June 30, 2002, we reported equity in earnings of joint ventures and affiliated companies of $11.3 million compared to $7.7 million for the same period of 2001. The earnings from the Kaiser-Hill joint venture for the three and six month periods ended June 30, 2002 were $4.3 million and $8.7 million, respectively. For the three and six month periods ended June 30, 2001, the earnings from the Kaiser-Hill joint venture were $3.7 million and $7.6 million, respectively. This increase in earnings is attributable primarily to the portion of the fee that is impacted by the schedule as progress towards the 2006 closure schedule becomes more estimable. The additional increases in equity in earnings of joint ventures and affiliated companies for the three and six month periods ended June 30, 2002 compared to the same periods in 2001 are due to new joint ventures in both the Water and EE&I business segments and improved profitability of continuing joint ventures.

Corporate Expenses

        Corporate expenses for the three and six month periods ended June 30, 2002 were $1.0 million and $3.3 million, respectively, compared to $1.7 million and $4.7 million for the same periods of 2001. The $0.7 million and $1.4 million improvement in corporate expenses for the three and six month periods ended June 30, 2002 compared to the same periods in 2001 are primarily related to lower maintenance costs associated with our internal market. Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts.

Income Taxes

        The income tax provision for the three and six month periods ended June 30, 2002 was $2.9 million and $7.3 million, respectively, or an effective tax rate of 46.5% and 44.2%, respectively. For the same periods in 2001, the income tax provision was $5.1 million and $10.1 million, respectively, or an effective tax rate of 44.8%. The increase in the effective tax rate for the three month period ended June 30, 2002, is due primarily to the write-off of the equity investment in CAI. The decrease in the effective tax rate for the six month period ended June 30, 2002 is due primarily to certain tax credits that are being recognized currently to the extent such benefits are more likely than not to be realized. Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, disallowed portions of meals and entertainment expenses, and non-deductible foreign net operating losses.

Liquidity and Capital Resources

Cash Flows from Operating Activities

        For the six month period ended June 30, 2002, operations used $6.3 million of cash primarily due to changes in working capital of $46.6 million. The changes were primarily the result of an increase in accounts receivable of $8.5 million, along with a decrease in accounts payable of $15.1 million and billings in excess of revenues of $13.1 million. The changes in working capital were partially offset by earnings adjusted for non-cash items for the period, including the $10.0 million write-off of our equity investment in CAI.

        In 2001, we invested $10.0 million for a minority interest in CAI, an international telecommunications investment company, which holds minority interests in various cable and wireless companies. Our client, Callahan, holds the majority interest in CAI. We believe that the fair market value of our investment has declined materially in recent months and that this decline is not temporary because the value of CAI's holdings have been impaired by rapidly deteriorating market conditions in the telecommunications industry and their inability to secure timely financing for projects. Therefore, we have recorded an asset impairment charge in the amount of the entire investment value of $10.0 million (which is estimated to be $3.6 million, net of incentive accrual reductions and related tax benefits).

        During the comparable period of 2001, operations used $15.2 million of cash due primarily to changes in working capital. Accounts receivable increased $34.6 million due to growth in operations in the EE&I and the Water operating segments, while accounts payable decreased $20.2 million due primarily to the slowdown of operations in the Industrial segment. Offsetting the changes in working capital of $49.9 million was an increase in earnings of $12.4 million adjusted for other non-cash deferred items and stock-based compensation of $14.0 million.

Cash Flows from Investing Activities

        For the six month period ended June 30, 2002, we used $7.1 million of cash in investing activities compared to $19.9 million for the same period of 2001. In order to expand the scope of services we offer to our clients, we broadened our transportation business in January 2002 by acquiring a small ports business for an initial cash outlay of $4.4 million.

        During the six month period ended June 30, 2001, we signed a new five-year contract with the U.S. Department of Energy that extends our contract at the Hanford River Protection project in Richland, Washington through September 2006, for which we paid Lockheed Martin $5.0 million. We also invested $10.0 million in CAI, which was established for the purpose of acquiring, holding, managing and selling investments in telecommunications properties, which has since been written off.

Cash Flows from Financing Activities

        For the six month period ended June 30, 2002, we used $16.5 million of cash in financing activities, of which $13.8 million was used to purchase stock presented on the internal market. This compares to $14.0 million of cash used in financing activities for the same period of 2001, of which $11.0 million was used to purchase stock presented on the internal market. These transactions were funded by cash flows from operations. During the first six months of 2002 and 2001, we had no borrowings on our line of credit. As of June 30, 2002, there were no amounts outstanding on the line of credit.

        During 2001, CH2M HILL and a trust (the "Trust") entered into an agreement whereby the Trust acquired land in Englewood, Colorado for the purpose of constructing and owning CH2M HILL's new company headquarters (the "Headquarters"). The Headquarters is currently under construction and is expected to be completed by the end of 2002. The Trust was formed to fund the construction, own the land and buildings and subsequently lease the Headquarters to CH2M HILL. The Trust was funded by equity and debt investments from independent third parties. The lease agreement is effective upon completion of construction. The lease agreement calls for monthly lease payments of approximately $0.4 million for ten years and requires that CH2M HILL guarantee a residual value of the Headquarters for approximately $42.0 million. Upon completion of the lease term, subject to certain limitations, CH2M HILL has the option to purchase the Headquarters from the Trust at fair market value, which is currently estimated to be $54.0 million.

        In March 2002, a second Trust (the "2002 Trust") was formed to fund the construction of an additional building adjacent to the Headquarters and subsequently lease the building to CH2M HILL. The 2002 Trust was also funded by equity and debt investments from independent third parties. The lease agreement is effective upon completion of construction. The lease agreement calls for monthly lease payments which are based on total construction costs at completion and a variable interest rate, expected to be approximately $0.1 million per month for up to ten years, based on current interest rates. In addition, the lease agreement requires CH2M HILL to guarantee a residual value of the additional building at approximately $19.4 million.

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

        CH2M HILL may utilize certain derivative financial instruments to manage its market risk associated with fluctuations in interest rates or foreign currencies. CH2M HILL intends to designate the contracts as hedges and record derivative assets and liabilities on its balance sheet based on the fair value of the contracts, if such contracts are highly effective in hedging risks. The fair values of derivative instruments will fluctuate over time due to changes in the underlying contract prices. At June 30, 2002, CH2M HILL did not have any derivative instruments outstanding.

Quantitative and Qualitative Disclosures about Market Risk

        CH2M HILL is exposed to market risk from changes in interest rates and foreign exchange rates. This risk is monitored and managed to limit the effect of interest rate and foreign exchange rate fluctuations on earnings and cash flows. CH2M HILL's interest rate exposure is generally limited to its unsecured revolving credit agreement and to its notes payable to former shareholders. Historically, we have used short-term variable rate borrowings under the revolving credit agreement on a limited basis. At June 30, 2002, there were no borrowings outstanding against the credit facility which has a maturity date of June 17, 2005. The interest rate on the notes payable to former shareholders is variable and fluctuates annually based on the U.S. Federal Reserve Discount Rate. These notes have varying maturities through 2009. CH2M HILL has two notes payable related to an acquisition in 2002, which have fixed interest rates of 9.4% and 5.0%, respectively. CH2M HILL may use interest rate swap agreements or similar financial instruments for purposes other than trading. CH2M HILL has assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on the financial position of CH2M HILL.

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

New Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will adopt SFAS No. 143 on January 1, 2003. Management has determined that the adoption of SFAS No. 143 will not have a material impact on our financial position or our results of operations.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, No. 44 and No. 64, Amendment of SFAS No. 13 and Technical Corrections." This Statement rescinds certain authoritative guidance, which was determined to no longer be necessary and to provide various technical corrections and clarifications to existing literature, and is effective upon issuance. The issuance of SFAS No. 145 did not have an impact on our financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied to exit or disposal activities initiated after December 31, 2002. Management believes that the adoption of SFAS No. 146 will not have a material impact on our financial position or results of operations.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

99.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
  (b)
  Reports on Form 8-K

    On May 9, 2002, we filed a Form 8-K under Item 5. Other Events to communicate to our shareholders a new price for our common stock and the trade date on which this stock price would be effective. This stock price was established by the Board of Directors at its May 9, 2002 meeting.

    On June 12, 2002, we filed a Form 8-K under Item 4. Changes in Registrant's Certifying Accountant to communicate our decision to terminate Arthur Andersen LLP as our independent public accountants and to engage the services of KPMG LLP ("KPMG") to serve as our independent public accountants for the fiscal year ending December 31, 2002. The decision to change our independent public accountants and to engage KPMG was made by the Audit Subcommittee of the Finance and Audit Committee of our Board of Directors. The change became effective immediately.

    On June 24, 2002, we filed a Form 8-K under Item 5. Other Events to communicate that effective July 1, 2002, we have retained Neidiger, Tucker and Bruner, Inc. ("NTB") to manage our internal market. NTB, a retail broker headquartered in Denver, Colorado, is not affiliated with CH2M HILL. Individual stock ownership account records will be maintained by CH2M HILL, which will act as its own transfer agent. NTB will replace Buck Investment Services, Inc. ("BIS") that managed the internal market for CH2M HILL since the program's inception in 2000. The internal market services contract with BIS expires on June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CH2M HILL Companies, Ltd.
Date: August 12, 2002	/c/ SAMUEL H. IAPALUCCI Samuel H. Iapalucci Executive Vice President and Chief Financial Officer