Form 10-Q
period 2002-09-30
CH2M HILL COMPANIES LTD
filed 2002-11-14
CIK 777491

Use these links to rapidly review the document
CH2M HILL COMPANIES, LTD. SEPTEMBER 30, 2002 TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-27261

CH2M HILL Companies, Ltd.
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0549963 (I.R.S. Employer Identification Number)
9191 South Jamaica Street, Englewood, CO (Address of principal executive offices)	80112-5946 (Zip Code)
(303) 771-0900 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        As of November 4, 2002, the registrant had 30,367,305 shares of common stock, $0.01 par value per share, issued and outstanding.

CH2M HILL COMPANIES, LTD.

SEPTEMBER 30, 2002

TABLE OF CONTENTS

CH2M HILL COMPANIES, LTD.
Consolidated Condensed Balance Sheets
(Unaudited)
(Dollars in thousands)

	September 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$77,713	$89,233
Receivables, net—
Client accounts	218,482	232,814
Unbilled revenue	128,925	112,931
Other	8,525	8,293
Prepaid expenses & other	10,382	9,557

Total current assets	444,027	452,828
PROPERTY, PLANT & EQUIPMENT, net	23,036	16,786
OTHER ASSETS, net	97,755	97,481

TOTAL ASSETS	$564,818	$567,095

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$52,635	$65,825
Billings in excess of revenues	78,655	86,485
Employee related liabilities	79,984	67,685
Current taxes payable	7,005	13,749
Current deferred income taxes	24,295	18,605
Other current liabilities	92,581	93,893

Total current liabilities	335,155	346,242
OTHER LONG-TERM LIABILITIES	42,604	47,094
LONG-TERM DEBT	9,518	6,873

Total liabilities	387,277	400,209

COMMITMENTS AND CONTINGENCIES (See Notes)
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 30,367,081 and 29,329,519 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	304	293
Additional paid-in capital	42,030	49,461
Retained earnings	138,590	122,222
Accumulated other comprehensive loss	(3,383)	(5,090)

Total shareholders' equity	177,541	166,886

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$564,818	$567,095

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.
Consolidated Condensed Statements of Income
(Unaudited)
(Dollars in thousands except share and per share data)

	Three Month Period Ended September 30		Nine Month Period Ended September 30
	2002	2001	2002	2001
Gross revenue	$506,069	$477,119	$1,443,264	$1,446,037
Equity in earnings of joint ventures and affiliated companies	6,651	4,557	17,952	12,228

Total revenues	512,720	481,676	1,461,216	1,458,265
Operating expenses:
Direct cost of services and overhead	(390,558)	(361,024)	(1,097,202)	(1,104,964)
General and administrative	(109,850)	(106,725)	(335,618)	(318,185)

Operating income	12,312	13,927	28,396	35,116
Other income (expense):
Interest income	448	381	1,287	2,052
Interest expense	(265)	(146)	(714)	(474)

Income before provision for income taxes	12,495	14,162	28,969	36,694
Provision for income taxes	(5,325)	(6,345)	(12,601)	(16,439)

Net income	$7,170	$7,817	$16,368	$20,255

Earnings per common share:
Basic	$0.23	$0.26	$0.54	$0.67
Diluted	$0.23	$0.25	$0.52	$0.65
Weighted average number of common shares:
Basic	30,728,706	30,065,652	30,545,611	30,136,763
Diluted	31,766,436	31,099,953	31,601,137	31,111,374

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Month Period Ended September 30
	2002	2001
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,773	13,797
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,936)	(6,736)
Acquisitions and investments	(12,257)	(16,000)

Net cash used in investing activities	(16,193)	(22,736)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on long-term debt	—	44
Principal payments on long-term debt	(3,301)	(3,656)
Purchases and retirements of stock	(24,910)	(15,884)

Net cash used in financing activities	(28,211)	(19,496)
CASH EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENT	1,111	(561)

DECREASE IN CASH AND CASH EQUIVALENTS	(11,520)	(28,996)
CASH AND CASH EQUIVALENTS, beginning of period	89,233	97,074

CASH AND CASH EQUIVALENTS, end of period	$77,713	$68,078

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying financial information has been prepared in accordance with the interim reporting rules and regulations of the U.S. Securities and Exchange Commission and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.

        In the opinion of CH2M HILL's management, the accompanying unaudited consolidated condensed financial statements of the interim period contain all adjustments necessary to present fairly the financial position of CH2M HILL as of September 30, 2002 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year. These financial statements should be read in conjunction with the consolidated financial statements contained in CH2M HILL's Form 10-K for the year ended December 31, 2001.

Shareholders' Equity

        The significant changes in shareholders' equity for the nine month period ended September 30, 2002 are as follows:

	Shares	Amount
Shareholders' Equity, December 31, 2001	29,329,519	$166,886
Net income	—	16,368
Shares issued in connection with stock based compensation and employee benefit plans	2,130,549	12,504
Shares purchased and retired	(1,092,987)	(19,924)
Foreign Currency Translation Adjustment	—	1,707

Shareholders' Equity, September 30, 2002	30,367,081	$177,541

New Accounting Standards

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

(2) SEGMENT INFORMATION

        Certain financial information relating to the three and nine month periods ended September 30, 2002 and 2001 for each segment is provided below:

Three Month Period Ended September 30, 2002	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$290,604	$158,933	$56,532	$—	$506,069
Inter-segment sales	16,009	7,048	490	(23,547)	—
Equity in earnings of joint ventures and affiliated companies	5,838	761	52	—	6,651
Segment profit	6,067	7,025	1,365	(1,962)	12,495
Three Month Period Ended September 30, 2001	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$270,895	$146,469	$59,755	$—	$477,119
Inter-segment sales	16,422	7,583	465	(24,470)	—
Equity in earnings of joint ventures and affiliated companies	3,930	477	150	—	4,557
Segment profit	9,063	5,260	2,209	(2,370)	14,162
Nine Month Period Ended September 30, 2002	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$824,023	$454,974	$164,267	$—	$1,443,264
Inter-segment sales	48,314	22,549	1,514	(72,377)	—
Equity in earnings of joint ventures and affiliated companies	15,802	2,041	109	—	17,952
Segment profit	11,620	20,228	2,357	(5,236)	28,969
Nine Month Period Ended September 30, 2001	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$799,829	$431,897	$214,311	$—	$1,446,037
Inter-segment sales	44,774	20,278	777	(65,829)	—
Equity in earnings of joint ventures and affiliated companies	11,424	620	184	—	12,228
Segment profit	21,872	13,868	7,985	(7,031)	36,694

(3) COMPREHENSIVE INCOME

        Comprehensive income for the three and nine month periods ended September 30, 2002 and 2001 is as follows:

	Three Month Period Ended September 30		Nine Month Period Ended September 30
	2002	2001	2002	2001
Net income	$7,170	$7,817	$16,368	$20,255
Foreign currency translation adjustment	(605)	1,316	1,707	(1,079)

Comprehensive income	$6,565	$9,133	$18,075	$19,176

(4) EARNINGS PER SHARE

        The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares outstanding during the period and, to the extent dilutive, common stock equivalents consisting of stock options. The difference between the basic and diluted shares at September 30, 2002 and 2001 is attributable to the dilutive effect of stock options outstanding at the end of each period.

(5) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        CH2M HILL has the following material investments in affiliated companies that are 50% or less owned, which are accounted for under the equity method:

% of Ownership
Domestic:
Kaiser-Hill Company, LLC	50%
Milwaukee Transportation Partners, LLC	50%
Pizzagalli/CCI Joint Venture	50%
MK/IDC (PSI)	50%
Jones/Hill Joint Venture	49%
Kakivik Asset Management	33%
Johnson Controls-Hill, LLC	25%
JAJMS/CH2M HILL	10%
Foreign:
CH2M HILL BECA, Ltd.	50%
CH2M PB JV Pte Ltd.	50%
Bondi & Cronulla Wastewater Group	50%
CH2M HILL Canada, Ltd.	49%
BTC Group	33%

        Summarized financial information for the three and nine month periods ended September 30, 2002 and 2001, for these affiliates is as follows:

	Three Month Period Ended September 30		Nine Month Period Ended September 30
	2002	2001	2002	2001
RESULTS OF OPERATIONS:
Revenues	$250,161	$273,102	$665,708	$684,439
Direct costs	(231,970)	(251,432)	(612,670)	(638,052)
General and administrative expenses	(4,093)	(10,688)	(14,788)	(18,183)

Operating income	14,098	10,982	38,250	28,204
Other income (expense), net	300	(315)	42	(2,282)

Earnings before income taxes	$14,398	$10,667	$38,292	$25,922

        In 2001, we invested $10.0 million for a minority interest in an international telecommunications investment company, CAI Investments, LLC ("CAI"), which holds minority interests in various cable and wireless companies. During the quarter ended June 30, 2002, we concluded that the fair market value of our investment had declined materially in recent months and that this decline was not temporary because the value of CAI's holdings were impaired by rapidly deteriorating market conditions in the telecommunications industry and their inability to secure timely financing for projects. Therefore, during the second quarter of 2002 we recorded an asset impairment charge in the amount of the entire investment value of $10.0 million (which is estimated to be $3.6 million, net of incentive accrual reductions and related tax benefits). The impact of the write-off is included in general and administrative expenses.

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

  •
  Where our cash came from and how it was used

  •
  How all of this affects our overall financial condition

        This report contains "forward-looking statements," as that term is defined in Federal securities laws, including information related to our anticipated future results of operations, business strategies, financing plans, competitive position, anticipated future economic conditions, industry trends, growth opportunities and potential effects of future regulations. Although CH2M HILL's management believes that its expectations are based on reasonable assumptions, these assumptions are subject to a wide range of business and technical risks explained in detail in CH2M HILL's most recent Prospectus and Form 10-K that may cause actual results to differ materially from those stated or implied by these forward-looking statements.

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

Introduction

        The engineering and construction industry continues to undergo substantial change as public and private clients privatize and outsource many of the services that were formerly provided internally. Numerous mergers and acquisitions in the industry have resulted in a group of larger firms that offer a full complement of single-source services including studies, design, construction, operation, maintenance and in some instances, facility ownership. Included in the current trend is the movement towards longer-term contracts for the expanded array of services. These larger, longer contracts require us to have substantially greater financial capital than has historically been necessary, to remain competitive.

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

Summary

        Net income for the three and nine month periods ended September 30, 2002 was $7.2 million and $16.4 million, respectively, compared to $7.8 million and $20.3 million for the same periods in 2001. Our diluted earnings per share for the three and nine month periods ended September 30, 2002 was $0.23 and $0.52, respectively, compared to $0.25 and $0.65 for the same periods in 2001. Revenues and pre-tax profit for the three and nine month periods ended September 30, 2002 and 2001 by operating segment were as follows:

Three Month Period Ended September 30
(in millions)

	Revenues				Pre-Tax Profit
	2002		2001		2002	2001
EE&I	$296.4	58%	$274.8	57%	$6.1	$9.1
Water	159.7	31%	146.9	31%	7.0	5.3
Industrial	56.6	11%	60.0	12%	1.4	2.2
Corporate	—	—	—	—	(2.0)	(2.4)

Total	$512.7	100%	$481.7	100%	$12.5	$14.2

Nine Month Period Ended September 30
(in millions)

	Revenues				Pre-Tax Profit
	2002		2001		2002	2001
EE&I	$839.8	58%	$811.3	55%	$11.6	$21.9
Water	457.0	31%	432.5	30%	20.2	13.8
Industrial	164.4	11%	214.5	15%	2.4	8.0
Corporate	—	—	—	—	(5.2)	(7.0)

Total	$1,461.2	100%	$1,458.3	100%	$29.0	$36.7

Results of Operations for the Three and Nine Month Periods Ended September 30, 2002 Compared to the Same Periods of 2001

        Revenues for the three month period ended September 30, 2002 were $512.7 million compared to $481.7 million for the same period of 2001, an increase of $31.0 million or 6.4%. For the nine month period ended September 30, 2002, revenues were $1,461.2 million compared to $1,458.3 million for the same period of 2001, an increase of $2.9 million or 0.2%. For the three month period ended September 30, 2002, the Environmental, Energy & Infrastructure ("EE&I") segment reported increased revenues of $21.6 million or 7.9% and the Water segment reported increased revenues of $12.8 million or 8.7% compared to the same period of 2001. This revenue improvement was offset by decreased revenues of $3.4 million or 5.7% for the Industrial segment. For the nine month period ended September 30, 2002, the EE&I segment reported increased revenues of $28.5 million or 3.5%, while the Water segment reported increased revenues for the same period of $24.5 million or 5.7%. These revenue improvements were offset by a $50.1 million or 23.4% decline in revenues for the Industrial segment.

        Pre-tax profit for the three month period ended September 30, 2002 was $12.5 million compared to $14.2 million for the same period of 2001, a decrease of $1.7 million or 12.0%. For the nine month period ended September 30, 2002, pre-tax profit was $29.0 million versus $36.7 million in 2001, a decrease of $7.7 million or 21.0%. The decrease for the three month period ended September 30, 2002 was comprised of an increase in the Water segment of $1.7 million, offset by decreases in the EE&I segment of $3.0 million and the Industrial segment of $0.8 million. Corporate expenses decreased by $0.4 million. The decrease for the nine month period ended September 30, 2002 was comprised of an increase in the Water segment of $6.4 million, offset by decreases in the EE&I segment of $10.3 million and the Industrial segment of $5.6 million. Corporate expenses decreased by $1.8 million.

Environmental, Energy and Infrastructure

        Revenues in the EE&I segment for the three month period ended September 30, 2002 were $296.4 million compared to $274.8 million for the same period of 2001. For the nine month period ended September 30, 2002, revenues in the EE&I segment were $839.8 million compared to $811.3 million for the same period of 2001, an increase of $28.5 million or 3.5%. The increase in revenues for the three and nine month periods ended September 30, 2002 was due to improvements in the environmental, nuclear and transportation businesses, offset by declines in the energy and telecommunications businesses, as described below:

  •
  The environmental business reported increased revenues of $9.7 million and $32.6 million for the three and nine month periods ended September 30, 2002, respectively, compared to 2001. This increase was due to work scope expansion on certain large federal programs and a continuation of strong performance in the private sector.

  •
  The nuclear business reported increased revenues of $23.0 million and $14.2 million for the three and nine month periods ended September 30, 2002, respectively, compared to 2001. This increase occurred primarily due to the timing of certain delivery efforts at the U.S. Department of Energy's Hanford River Protection project and due to earnings from the Kaiser-Hill Company, LLC joint venture.

  •
  The transportation business also reported an increase in revenues in 2002 compared to 2001 due primarily to the acquisition of a small ports company in January 2002. Excluding the revenues from the acquisition, the transportation business reported a slight increase in revenues. While the transportation business has experienced strong growth in recent years from federal legislation such as TEA-21 and AIR-21, the expectations are that an extended economic downturn in the U.S. will result in less funding at the state and local agencies, which will affect future growth.

  •
  These revenue increases were offset by the completion or termination of several large projects in the energy and telecommunications businesses which are experiencing severe downturns. The telecommunications industry still shows no sign of recovery on the capital expenditure side, where much of our historical work has been. However, we continue to invest in this business in order to be positioned to compete for work in other sectors of the telecommunications industry.

        Pre-tax profit in the EE&I segment for the three month period ended September 30, 2002 was $6.1 million compared to $9.1 million in the same period of 2001, a decrease of $3.0 million. Pre-tax profit as a percentage of revenues was 2.1% compared to 3.3% in the same period of 2001. For the nine month period ended September 30, 2002, pre-tax profit was $11.6 million compared to $21.9 million for the same period of 2001, a decrease of $10.3 million. Pre-tax profit as a percentage of revenues was 1.4% compared to 2.7% in the same period in 2001. Excluding the write-off of the equity investment in CAI Investments, LLC ("CAI") that was reported in the second quarter of 2002, pre-tax profit would have been $17.5 million or 2.1% of revenues for the nine months ended September 30, 2002.

        The decline in pre-tax profit for the three and nine month periods ended September 30, 2002 is primarily related to the telecommunications business. In addition to a severe downturn and project terminations, management made the decision to record an accounts receivable reserve of $3.0 million related to an international telecommunications client as a result of information available at this time about the client's inability to pay. As reported in the second quarter of 2002, we recorded an asset impairment charge of $10.0 million (which is estimated to be $3.6 million, net of incentive accrual reductions and related tax benefits) for an equity investment that represented a minority interest in an international telecommunications investment company. Pre-tax profit was also negatively impacted by increased business development outlays in the international and design build markets related to all businesses in the EE&I segment.

Water

        Revenues in the Water segment for the three month period ended September 30, 2002 were $159.7 million compared to $146.9 million for the same period in 2001. For the nine month period ended September 30, 2002, revenues in the Water segment were $457.0 million compared to $432.5 million for the same period in 2001. The $12.8 million and $24.5 million increases for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001, are attributable to growth in the water and wastewater business as well as the operations and maintenance business. The increases were achieved primarily from the strong performance of our traditional North America operations. Market conditions domestically and abroad continue to improve as utilities invest in water related facilities. These investments are driven by strong population and economic growth in certain regions, and capacity shortfalls and regulatory requirements in other regions.

        Pre-tax profit in the Water segment for the three and nine month periods ended September 30, 2002 was $7.0 million and $20.2 million, respectively, compared to $5.3 million and $13.8 million for the same periods of 2001. Pre-tax profit as a percentage of revenues for the three month periods ended September 30, 2002 and 2001 was 4.4% and 3.6%, respectively, and 4.4% and 3.2% for the nine month periods ended September 30, 2002 and 2001, respectively. The improvement in the Water segment's pre-tax profit year over year is due to increased revenues and service delivery improvements, combined with added efficiencies in business development and a reduction of overhead costs.

Industrial

        The Industrial segment reported revenues of $56.6 million for the three month period ended September 30, 2002, of which $25.6 million was generated from the microelectronics industry. The revenues for the same period of 2001 were $60.0 million, of which $39.2 million was generated from the microelectronics industry. For the nine month periods ended September 30, 2002 and 2001, revenues were $164.4 million and $214.5 million, respectively, with the microelectronics industry generating $77.7 million versus $140.2 million, respectively. For the three and nine month periods ended September 30, 2002, revenue decreased by $3.4 million and $50.1 million, respectively, compared to the same periods of 2001. These were comprised of respective decreases of $13.6 million and $62.5 million from the microelectronics industry, offset by respective increases of $10.2 million and $12.4 million from other industries, including food, pharmaceutical and facility services. The primary contributor to this overall decline in revenue was due to the economic decline in the microelectronics industry. Some of the earlier indications of a microelectronics industry recovery have turned out to be premature although there are some signs of an upturn in early 2003, particularly in the flat panel sector of that industry, but these signs are not conclusive. Therefore, we anticipate that the economic downturn of the microelectronics industry will continue to negatively impact the Industrial segment's results for the remainder of 2002.

        The Industrial segment reported pre-tax profit of $1.4 million for the three month period ended September 30, 2002 versus $2.2 million for the same period in 2001. Pre-tax profit as a percentage of revenues for 2002 was 2.5% compared to 3.7% for the same period in 2001. For the nine month period ended September 30, 2002, pre-tax profit was $2.4 million compared to $8.0 million in the same period of 2001, and pre-tax profit as a percent of revenues was 1.5% in 2002 compared to 3.7% in 2001. The most significant factor causing pre-tax profit to decrease for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001, was the decrease in volume of services sold during 2002. Direct project costs, as a percentage of revenues, was comparable in the periods ended 2002 compared to 2001. Indirect labor costs, which consist of salaries and benefits of all administrative personnel, plus salaries and benefits of technical personnel for hours not spent working on billable client services, increased as a percent of the services portion of revenues. This increase is directly related to the lower demand for services in the microelectronics industry. General and administrative costs have also increased due to maintaining certain staffing levels in order to be well positioned for a recovery in the microelectronics industry.

Joint Ventures

        We routinely enter into joint ventures to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. Our largest joint venture is Kaiser-Hill, in which we own a 50% interest. This joint venture is in our EE&I operating segment. Kaiser-Hill's Rocky Flats contract with the U.S. Department of Energy is a site closure contract. While the contract does not have a defined term, Kaiser-Hill is targeting closure of the site in 2006. Under the contract, Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure timetable and costs. Outside of a negotiated range, for every dollar that the U.S. Department of Energy saves, Kaiser-Hill receives a 30-cent increase in fee. At the same time, for every dollar the cleanup is over budget, the fee is reduced by 30 cents down to an agreed minimum. The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of our performance.

        Kaiser-Hill continues to be successful in its work for the U.S. Department of Energy at Rocky Flats. In the third quarter of 2002, Kaiser-Hill posted its best quarterly performance to date, extending the project's positive performance to six straight quarters. The project is currently experiencing positive cost and schedule variances with respect to the processing of plutonium residues and shipping those residues off-site, and to the acceleration of the demolition of both contaminated and uncontaminated buildings. Given the current favorable progress, Kaiser-Hill is carefully monitoring its revenue recognition on the project and is continuously evaluating whether this progress can be sustained. Although we are confident that the project will continue to be successful, risks still exist and will continue to exist until the site's complete closure. Among the risks are: ongoing safety issues, with substantial penalties for nuclear criticality or workplace fatalities; fee reductions for such events as radiological exposures, environmental discharges, or loss of critical documents; and schedule delays in packaging and shipping nuclear materials. Since the contract has greater incentives for earlier closure depending on cost savings and the risk factors discussed above, Kaiser-Hill may report increased revenues in the near term to reflect the favorable progress once it becomes more certain that the positive performance can be sustained. As these variables become more estimable, earnings may not be comparable from quarter to quarter and revenues in excess of cash received may increase.

        The earnings from this joint venture are reported as equity in earnings of joint ventures and affiliated companies, along with other joint ventures that are individually insignificant. For the three month period ended September 30, 2002, we reported equity in earnings of joint ventures and affiliated companies of $6.7 million compared to $4.6 million for the same period of 2001. For the nine month period ended September 30, 2002, we reported equity in earnings of joint ventures and affiliated companies of $18.0 million compared to $12.2 million for the same period of 2001. The earnings from the Kaiser-Hill joint venture for the three and nine month periods ended September 30, 2002 were $4.6 million and $13.3 million, respectively. For the three and nine month periods ended September 30, 2001, the earnings from the Kaiser-Hill joint venture were $3.7 million and $11.3 million, respectively. This increase in earnings is attributable primarily to the portion of the fee that is impacted by costs and schedule as progress towards the 2006 closure becomes more estimable. The additional increases in equity in earnings of joint ventures and affiliated companies for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001 are due to new joint ventures in both the Water and EE&I operating segments and improved profitability of continuing joint ventures.

Corporate Expenses

        Corporate expenses for the three and nine month periods ended September 30, 2002 were $2.0 million and $5.2 million, respectively, compared to $2.4 million and $7.0 million for the same periods of 2001. The $0.4 million and $1.8 million improvement in corporate expenses for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001 are primarily related to lower maintenance costs associated with our internal market. Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts.

Income Taxes

        The income tax provision for the three and nine month periods ended September 30, 2002 was $5.3 million and $12.6 million, respectively, or an effective tax rate of 42.6% and 43.5%, respectively. For the same periods in 2001, the income tax provision was $6.3 million and $16.4 million, respectively, or an effective tax rate of 44.8%. The decrease in the effective tax rate for the three and nine month periods ended September 30, 2002 is due primarily to certain tax credits that are being recognized currently to the extent such benefits are more likely than not to be realized. Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, disallowed portions of meals and entertainment expenses, and non-deductible foreign net operating losses.

Liquidity and Capital Resources

Cash Flows from Operating Activities

        For the nine month period ended September 30, 2002, operations provided $31.8 million of cash due primarily to earnings, adjusted for other non-cash items, offset by a change in working capital of $29.6 million. The non-cash items for the period included stock-based compensation, the $10.0 million write-off of our equity investment in CAI, $4.3 million of Kaiser-Hill earnings in excess of cash, and a $3.0 million reserve for receivables related to an international telecommunications client. Working capital changes primarily relate to a decrease in billings in excess of revenue of $8.0 million and a decrease in accounts payable of $14.4 million. These decreases are generally the result of the downturn in the telecommunications and microelectronics industries.

        In 2001, we invested $10.0 million for a minority interest in CAI, an international telecommunications investment company, which holds minority interests in various cable and wireless companies. During the quarter ended June 30, 2002, we concluded that the fair market value of our investment had declined materially in recent months and that this decline was not temporary because the value of CAI's holdings were impaired by rapidly deteriorating market conditions in the telecommunications industry and their inability to secure timely financing for projects. Therefore, in the second quarter of 2002 we recorded an asset impairment charge in the amount of the entire investment value of $10.0 million (which is estimated to be $3.6 million, net of incentive accrual reductions and related tax benefits).

        Earnings in excess of cash received from Kaiser-Hill was $4.3 million for the nine month period ended September 30, 2002 compared to $5.1 million in the same period of 2001. Our cash payments are based on pre-negotiated payment terms in accordance with the contract with the U.S. Department of Energy which can be different from the earnings recognized for accounting purposes. As the clean-up of the site progresses toward the targeted closure date of 2006, earnings in excess of cash received could continue to increase if we continue to perform at better than cost and schedule targets.

        During the three month period ended September 30, 2002, management made the decision to record an accounts receivable reserve of $3.0 million as a result of information available at this time about the client's inability to pay. We will continue to monitor the status of these receivables and make any appropriate adjustments, if necessary.

        During the comparable period of 2001, operations provided $13.8 million of cash due primarily to earnings adjusted for other non-cash items, such as stock-based compensation, of $56.4 million offset by a change in working capital of $42.6 million. Accounts receivable and other increased a net $27.3 million due to growth in operations in the EE&I and the Water operating segments while accounts payable decreased $15.3 million due primarily to the slowdown of operations in the Industrial segment.

Cash Flows from Investing Activities

        For the nine month period ended September 30, 2002, we used $16.2 million of cash in investing activities. In order to expand the scope of services we offer to our clients, we broadened our transportation business in January 2002 by acquiring a small ports business for an initial cash outlay of $4.4 million. In addition, during the three months ended September 30, 2002, we acquired a company that handles unexploded ordnances for a net cash outlay of $6.3 million.

        During the nine month period ended September 30, 2001, we used $22.7 million of cash in investing activities. We signed a new five-year contract with the U.S. Department of Energy that extended our contract at the Hanford River Protection project in Richland, Washington through September 2006, for which we paid $5.0 million. We also invested $10.0 million in CAI, which was established for the purpose of acquiring, holding, managing and selling investments in telecommunications properties, which has since been written off.

Cash Flows from Financing Activities

        For the nine month period ended September 30, 2002, we used $28.2 million of cash in financing activities, of which $24.9 million was used to purchase stock presented on the internal market. This compares to $19.5 million of cash used in financing activities for the same period of 2001, of which $15.9 million was used to purchase stock presented on the internal market. These transactions were funded by cash flows from operations. During the first nine months of 2002 and 2001, we had no borrowings on our line of credit.

Other

        During 2001, CH2M HILL and a trust (the "Trust") entered into an agreement whereby the Trust acquired land in Englewood, Colorado for the purpose of constructing and owning CH2M HILL's new corporate headquarters (the "Headquarters"). The Headquarters construction was completed in October 2002. The Trust was formed to fund the construction, own the land and buildings and subsequently lease the Headquarters to CH2M HILL. The Trust was funded by equity and debt investments from independent third parties. The lease agreement is effective upon completion of construction. The lease agreement calls for monthly lease payments of approximately $0.4 million for ten years and requires that CH2M HILL guarantee a residual value of the Headquarters for approximately $42.0 million. Upon completion of the lease term, subject to certain limitations, CH2M HILL has the option to purchase the Headquarters from the Trust at fair market value, which is currently estimated to be $54.0 million.

        In March 2002, a second trust (the "2002 Trust") was formed to fund the construction of an additional building adjacent to the Headquarters and subsequently lease the building to CH2M HILL. The 2002 Trust was also funded by equity and debt investments from independent third parties. The lease agreement is effective upon completion of construction. The lease agreement calls for monthly lease payments which are based on total construction costs at completion and a variable interest rate, expected to be approximately $0.1 million per month for up to ten years, based on current interest rates. In addition, the lease agreement requires that CH2M HILL guarantee a residual value of the additional building, currently estimated to be $19.4 million.

Quantitative and Qualitative Disclosures about Market Risk

        CH2M HILL is exposed to market risk from changes in interest rates and foreign exchange rates. This risk is monitored and managed to limit the effect of interest rate and foreign exchange rate fluctuations on earnings and cash flows. CH2M HILL's interest rate exposure is generally limited to its unsecured revolving credit agreement and to its notes payable to former shareholders. Historically, we have used short-term variable rate borrowings under the revolving credit agreement on a limited basis. At September 30, 2002, there were no borrowings outstanding against the credit facility which has a maturity date of June 17, 2005. The interest rate on the notes payable to former shareholders is variable and fluctuates annually based on the U.S. Federal Reserve Discount Rate. These notes have varying maturities through 2009. CH2M HILL has two notes payable related to an acquisition in 2002, which have fixed interest rates of 9.4% and 5.0%, respectively and maturity dates in 2010 and 2005, respectively. CH2M HILL has assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on the financial position of CH2M HILL.

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

Evaluation of Disclosure Controls and Procedures

        Regulations under the Securities Exchange Act of 1934 require certain companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. CH2M HILL's Chief Executive Officer and Chief Financial Officer, based on their evaluation of CH2M HILL's disclosure controls and procedures within 90 days before the filing date of this report, concluded that CH2M HILL's disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

        There were no significant changes in CH2M HILL's internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation by CH2M HILL's Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

New Accounting Standards

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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits
99.1	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
99.2	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
  (b)
  Reports on Form 8-K

    On August 9, 2002, we filed a Form 8-K under Item 5. Other Events to communicate to our shareholders a new price for our common stock and the trade date on which this stock price would be effective. This stock price was established by the Board of Directors at its August 9, 2002 meeting.

    On August 12, 2002, we filed a Form 8-K under Item 5. Other Events to communicate that on August 12, 2002, Ralph R. Peterson, Chairman, President and Chief Executive Officer of CH2M HILL, and Samuel H. Iapalucci, Executive Vice President and Chief Financial Officer of CH2M HILL, each filed with the U.S. Securities and Exchange Commission (the "SEC") a statement under oath regarding facts and circumstances relating to CH2M HILL's Securities Exchange Act filings, as required by the SEC's Order Requiring the Filing of Sworn Statements Pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934 (File No. 4-460, June 27, 2002).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CH2M HILL Companies, Ltd.
Date: November 13, 2002	By:	/s/ SAMUEL H. IAPALUCCI Samuel H. Iapalucci Executive Vice President and Chief Financial Officer

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Samuel H. Iapalucci, Chief Financial Officer of CH2M HILL Companies, Ltd., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of CH2M HILL Companies, Ltd.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ SAMUEL H. IAPALUCCI Samuel H. Iapalucci Chief Financial Officer

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Ralph R. Peterson, Chief Executive Officer of CH2M HILL Companies, Ltd., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of CH2M HILL Companies, Ltd.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ RALPH R. PETERSON Ralph R. Peterson Chief Executive Officer