Form 10-K
period 2002-12-31
CH2M HILL COMPANIES LTD
filed 2003-03-26
CIK 777491

Use these links to rapidly review the document
CH2M HILL COMPANIES, LTD. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of June 30, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $326 million. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors and certain of the employee benefit plans of the registrant. The registrant disclaims the existence of any control relationship between it and such employee benefit plans.

        As of March 14, 2003, there were 31,393,611 shares of the registrant's stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report.

CH2M HILL COMPANIES, LTD.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.    Business

Overview

        CH2M HILL Companies, Ltd. (CH2M HILL) is a project delivery firm founded in 1946. We provide engineering, consulting, design, construction, procurement, operations and maintenance, and program and project management services to clients in the private and public sector in the U.S. and abroad. We are an employee-owned Oregon corporation with approximately 10,600 employees working in 136 offices throughout the U.S. and 60 offices abroad.

        For additional information regarding CH2M HILL, including free copies of filings with the Securities and Exchange Commission, please visit our web site at www.ch2m.com. The SEC filings, which include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such filings, are located in the Careers/Benefits/Ownership section of the web site and are made available as soon as practicable after they are filed with the SEC.

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

Operating Segments

        We provide services to our clients through three operating segments:

  •
  Environmental, Energy and Infrastructure

  •
  Water

  •
  Industrial

        Financial information for each operating segment covering each of the last three fiscal years is included in Note 17 of the Notes to Consolidated Financial Statements contained in this Form 10-K.

Environmental, Energy and Infrastructure

        Our Environmental, Energy and Infrastructure (EE&I) operating segment consists of two businesses: Energy, Environment & Systems (EE&S) and Transportation. These two businesses are described below.

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

        EE&S.    EE&S provides integrated energy and power, environmental and waste management, telecommunications infrastructure, nuclear systems and privatization engineering, construction, procurement and operations services for a variety of public and private clients on a worldwide scale.

        1.    Energy & Industrial Systems.    Our Energy & Industrial Systems group provides full life cycle service for the Energy and Power; Air and Industrial Water and Wastewater Processes; and Facilities and Infrastructure Services market segments for federal and municipal governments, utility and industrial clients. These services include the evaluation and analysis of cost effective integrated systems using advanced conventional and renewable energy technologies and distributed resources to meet premium and clean energy applications. Representative Energy & Industrial Systems project experience includes:

  •
  Coal fired power plant permitting and licensing

  •
  Design and construction management of new combined heat and power generation facilities

  •
  Energy efficiency upgrades

  •
  Feasibility studies, licensing and design of renewable energy, distributed generation and premium power projects

  •
  Industrial water and wastewater facilities design and construction

  •
  Security and vulnerability analysis and infrastructure upgrades of industrial treatment facilities

  •
  Indoor air quality services

  •
  High performance building design, commissioning and energy efficiency

        2.    Environmental Services.    Our Environmental Services group provides program management, compliance, and environmental consulting for remediation projects, ecological and natural resource damage assessments, strategic environmental management and permitting services, environmental liability management services, site investigations, remedial design, implementation and construction services, treatment systems for hazardous, toxic and radioactive waste contaminated properties, and sustainable development planning, design and construction services. Representative Environmental Services project experience for public and private sector clients includes:

  •
  Program management, environmental compliance and remedial services for national and multinational oil and gas, chemical, petrochemical, manufacturing and other industrial companies

  •
  Environmental consulting, engineering and related activities for the U.S. Department of Defense, U.S. Department of Energy, and other federal government agencies as well as for numerous private sector companies and state and municipal agencies

  •
  Remediation of contaminated sites on U.S. Navy installations in 26 states and several foreign countries

  •
  Ordnance and explosive/unexploded ordnance support for U.S. Department of Defense customers, the U.S. Environmental Protection Agency, and several European national governments

        3.    Nuclear Services.    Our Nuclear Services group provides program management, integration, engineering, design, construction, management, and a broad array of technical services for U.S. commercial nuclear utility customers, the U.S. Department of Energy and nuclear research, development and demonstration facilities. We manage decommissioning (characterization, decontamination, dismantling, demolition) and closure of weapons production facilities and research reactors and design nuclear waste treatment and handling facilities. Representative Nuclear Services project experience includes:

  •
  Environmental restoration and remediation support associated with decommissioning of the Maine Yankee Atomic Power Company nuclear facility and termination of its Nuclear Regulatory Committee operating license

  •
  Early site permitting for Exelon Generation Company, LLC for a new generation of nuclear power plants in the U.S.

  •
  Management and integration of decontamination, decommissioning and closure of the nuclear weapons production facility at Rocky Flats in Golden, Colorado, on behalf of the U.S. Department of Energy

  •
  Operation of the Hanford Tank Farm in Richland, Washington, and retrieval/disposition of the nuclear waste contained in its tanks on behalf of the U.S. Department of Energy

  •
  Engineering, design and technical services to support decontamination, decommissioning and remedial activities at the U.S. Department of Energy Hanford Reservation in Richland, Washington

  •
  Management and integration of decontamination, decommissioning and closure of the nuclear weapons production facility in Miamisburg, Ohio, and transfer of selected property to the City of Miamisburg

  •
  Design and construction of engineered near-surface waste disposal facilities for low level and mixed level radioactive wastes at the Idaho Environmental Engineering Laboratory in Idaho Falls, Idaho, and Oak Ridge, Tennessee

  •
  Decontamination and decommission planning and engineering for university research centers in Atlanta, Georgia; Charlottesville, Virginia and Ann Arbor, Michigan

        4.    Communications.    Our Communications group provides program management, planning, design and construction management of local and regional wireless, fiber optic and hybrid fiber/coaxial systems for voice, video and data communications. We also provide network security, operational support system consulting and systems integration, and managed services to the communications market. Representative Communications project experience includes:

  •
  Program management, design and construction management of voice, video and data networks for a large telecommunications operator in Europe

  •
  Project management, construction management and project controls for a 1,000 cell site build out for a wireless network operator in Asia

  •
  Program management for the upgrade of a hybrid fiber/coaxial network for voice, video and high-speed data services in several U.S. cities

  •
  Project management and integration of multiple legacy inventory management systems for a large network operator in Europe

        5.    Federal Outsourcing & Privatization.    This group provides operations and maintenance and privatization services to federal government customers. Services include outsourcing of facilities maintenance and management, utilities operations and maintenance, environmental support and minor capital construction projects. Representative Federal Outsourcing & Privatization project experience includes:

  •
  Regional Base Operations Services for the U.S. Navy's facilities in Jacksonville, Florida

  •
  Health, safety, and environmental support for four U.S. Air Force and Navy ranges in the Southwestern U.S.

  •
  Environmental support for the Naval Air Station in Pensacola, Florida

  •
  Due diligence of water and wastewater utility systems at three U.S. Army and U.S. Navy facilities in California and Kentucky, leading to privatization contracts

        Transportation.    Transportation provides consulting and construction services for airports, highways, bridges, marine terminals, railroads, and transit systems. These services include intermodal transportation planning, environmental planning, project siting, permitting, design, construction/program management, and management consulting and design-build construction. Representative Transportation projects include:

  •
  Corridor planning, environmental planning, design and construction management of interstate highways across the country, such as the I-580 extension near Reno, Nevada and the Marquette Interchange reconstruction in Milwaukee, Wisconsin

  •
  Master planning, design and program management services for international airports including design of new runways at Denver, St. Louis and Dulles airports, program management for major expansion of Seattle-Tacoma airport, and airspace analysis for U.S. Air Force facilities around the world

  •
  Assessment, planning and programming of security systems for airports and seaports in the U.S., including Los Angeles World Airports and marine terminals throughout the Gulf Coast

  •
  Environmental planning, design and program management for light rail transit systems, such as Seattle, Washington and Hampton Roads, Virginia

  •
  Planning, design and project management services for cruise ship terminals in Florida, California, Texas and the Caribbean

  •
  Design-build services for interstate highway bridge projects in Oregon and Florida, a new freeway interchange in Alaska, a light rail transit system in Salt Lake City, Utah, and a cruise ship terminal in Galveston, Texas

  •
  Engineering and construction management for 18 miles of new freeway for Route 288, near Richmond, Virginia

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

  •
  Design and construction of a membrane bioreactor in Traverse City, Michigan

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

  •
  Operations and maintenance of a water reclamation center in Fairfield, California

  •
  Operations of the wastewater facilities in Hoboken, New Jersey

  •
  Operations of the wastewater plant plus full public works services in Hinesville, Georgia

Industrial

        Our Industrial operating segment provides design, construction, specialized precision manufacturing support, products and sustained facility services support to a variety of clients involved in science and technology. These include "life technologies" companies involved in biosciences research and manufacturing, pharmaceuticals, food and beverage businesses, and fine chemical manufacturers.

        The business strategy of the Industrial operating segment is to continue diversification of its client base beyond the microelectronics industry, capitalizing on a strong professional reputation in project delivery of complex manufacturing facilities and leadership in the area of single-source design, engineering and construction of industrial manufacturing facilities.

        The Industrial operating segment built its reputation primarily in the microelectronics industry, where it offers a single source for a broad range of integrated design and construction services. The Industrial segment's clients typically require design and installation services for complex systems that comprise many of their facilities, including cleanrooms, ultrapure water and wastewater treatment systems, chemical and gas systems, and production tools. The Industrial segment delivers such complex systems, including entire cleanrooms, on a turnkey design-build basis. The Industrial segment also provides specialized consulting services to optimize the operating efficiency, cost of ownership and return on investment for science and technology enterprises. Representative Industrial projects include:

  •
  Design and construction services for the development of multiple U.S. and foreign production facilities for major microelectronics manufacturers

  •
  Design and construction services for a Mexican food processing manufacturer in the U.S.

  •
  Complete engineering and construction services for multi-national pharmaceutical manufacturers in Europe and the U.S.

  •
  Continuous facility engineering, maintenance and operations support services under multi-year contracts for manufacturers of microelectronics, aviation, pharmaceutical, telecommunications, solar products, and food and consumer products

  •
  The sale of advanced emissions abatement products to electronics manufacturers and mining operations

  •
  Design and installation of complete cleanrooms in Asia, Europe and the U.S.

Clients

        Our clients include:

  •
  Companies in the energy, transportation, chemical, steel, aluminum, mining, forest products, electronics, food, pharmaceuticals and manufacturing industries in the U.S. and approximately 40 foreign countries

  •
  The U.S. Agency for International Development, U.S. Department of Defense, U.S. Department of Energy and U.S. Environmental Protection Agency

  •
  A variety of state and local government agencies in the U.S. and abroad

Kaiser-Hill

        Kaiser-Hill Company, LLC (Kaiser-Hill) is a joint venture with Kaiser Group International, Inc. CH2M HILL holds a 50 percent interest in the joint venture. In 1995, Kaiser-Hill was awarded the U.S. Department of Energy's Performance Based Integrating Management Contract for the Rocky Flats Closure Project in Golden, Colorado. Rocky Flats is a former U.S. Department of Energy nuclear weapons production facility. Under the contract, Kaiser-Hill oversees plutonium stabilization and storage, environmental restoration, waste management, decontamination and decommissioning, site safety and security.

        Under the initial performance-based contract signed by Kaiser-Hill, a concept that was developed in the U.S. Department of Energy's 1994 Contract Reform Initiative, 85 percent of Kaiser-Hill's fees were based on performance, while only 15 percent were fixed. Kaiser-Hill's contract committed it to dealing with urgent risks first. Achievement of measurable results in the following "urgent risk" areas determined Kaiser-Hill's incentive fee: stabilize plutonium and plutonium residues for specific time frames, consolidate plutonium in a single building, and cleanup and remove all high-risk "hot spot" contamination.

        Effective February 1, 2000, the U.S. Department of Energy awarded Kaiser-Hill a new contract for the closure of Rocky Flats. Although the new contract is a closure contract and does not have a defined term, Kaiser-Hill anticipates that closure of the site will be in 2006. Under the contract, Kaiser-Hill is compensated through a fee affected, up or down, by its performance against the agreed site target closure costs. Outside a negotiated range, for every dollar that the U.S. Department of Energy saves with earlier clean up, Kaiser-Hill receives a 30 cent increase in fee. At the same time, for every dollar the clean-up is over budget, the fee is reduced by 30 cents up to an agreed minimum. The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of our performance.

Backlog

        At December 31, 2002, our backlog was approximately $4,235 million, compared to a backlog of approximately $3,838 million at December 31, 2001. We define backlog as contracted task orders less previously recognized revenue on such task orders. U.S. government agencies operate under annual fiscal appropriations by Congress and fund various federal contracts only on an incremental basis. The same is true of many state, local and foreign contracts. Our ability to earn revenues from our backlog depends on the availability of funding for various U.S. federal, state, local and foreign government agencies.

Government Contracting

        Overall, we received 36 percent of our revenues in 2002 from U.S. federal government contracts. Contracts with the federal government and its prime contractors usually contain standard provisions for termination at the convenience of the government or such prime contractors. Upon such a termination, we are generally entitled to recover costs incurred, settlement expenses and profit on work completed prior to termination. Terminations of federal contracts may occur and such terminations could adversely affect our business and prospects.

        Federal contract payments we receive in excess of allowable direct and indirect costs are subject to adjustment and repayment after audit by government auditors. The U.S. government has completed audits on our incurred contract costs through December 31, 2000, and audits are continuing for subsequent periods.

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

Our Environmental Activities and Potential Liabilities

        A substantial portion of our business has been generated either directly or indirectly as a result of federal, state, local and foreign laws and programs related to the protection of the environment. Our environmental activities are conducted in the context of a rapidly developing and changing statutory and regulatory framework. Such activities are subject to regulation by a number of federal agencies, including the U.S. Environmental Protection Agency (EPA), the U.S. Nuclear Regulatory Commission and the U.S. Occupational Safety and Health Administration, as well as similar state, local and foreign regulatory agencies.

        Several federal statutes govern our environmental activities. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) established the "superfund" program to clean up hazardous waste sites, and provides for penalties and punitive damages for noncompliance with EPA orders. CERCLA may impose strict liability (joint and several as well as individual) on hazardous substance waste owners, operators, disposal arrangers, transporters and disposal facility owners and operators (collectively, Potentially Responsible Parties or PRPs). Liabilities under CERCLA may include payment of the costs of removal or remedial action, for other necessary response costs, for damages for injury, destruction or loss of natural resources, and for the cost of health effects studies.

        Although the liabilities imposed by environmental legislation are generally intended to remedy and prohibit pollution by industrial companies, we could face liability under environmental laws in some circumstances. Increasingly, there are efforts to expand the reach of CERCLA to make environmental contractors responsible for cleanup costs by claiming that environmental contractors are owners or operators of hazardous waste facilities or that they arranged for treatment, transportation or disposal of hazardous substances. Should we be held responsible under CERCLA for damages caused while performing services or for simply working at the site, CH2M HILL could be forced to bear such liability by itself, if contribution or indemnification is not available from other parties. The Resources Conservation and Recovery Act (RCRA) governs hazardous waste generation, treatment, transportation, storage and disposal. RCRA, and similar EPA-approved state programs govern waste-handling activities involving wastes classified as "hazardous." Substantial fees and penalties may be imposed under RCRA and similar state statutes for any violation.

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

  •
  The inadvertent exacerbation by us of an existing contamination problem

  •
  Reliance by others on reports or recommendations we prepare that turn out to be incorrect

        In the environmental field, personal injury claims may arise in connection with our work while it is being done or long after completion of the project. In addition, claimants may assert that we should be strictly liable for performing environmental remediation services—that is, liable for damages even though our services may have been performed using reasonable care—on the grounds that such services involve "abnormally dangerous activities."

Our Contractual Obligations and Potential Liabilities

        We operate under a number of different types of contracts with our private and public sector clients, including cost reimbursement contracts, time-and-materials contracts, and fixed price contracts. Fixed price contracts accounted for approximately 24 percent of our revenues in 2002. Under fixed price contracts, we are paid a predetermined amount for all services provided as determined at the project's inception. Under time-and-materials contracts, we are paid at a specified fixed hourly rate for direct labor hours worked. Under cost reimbursement contracts, our costs are reimbursed, often with a negotiated cost ceiling and also with an incentive fee to provide inducement for effective project management. We assume the greatest financial risk on fixed price contracts because we assume the risk of performing those contracts at the stipulated prices regardless of actual costs incurred. We also incur financial risks under time-and-materials contracts because we contract to complete the work at negotiated hourly rates. The failure to accurately estimate ultimate costs or to control costs during performance of the work could result in losses or reduced anticipated profits.

        When we perform services for our clients, we can become liable for breach of contract, personal injury, property damage, negligence or other similar liabilities. Such claims could include improper or negligent performance or design, failure to meet specifications, and breaches of express or implied warranties. Because our projects are typically large enough to affect the lives of many people, the damages available to a client or third parties are potentially large and could include punitive and consequential damages. For example, our transportation projects and manufacturing facility projects involve services and products that affect not only our client, but also the many end users of those services and products. In addition, our clients often require us to be responsible for liabilities through contractual indemnities. Such provisions typically require us to assume liabilities for damage or personal injury to the client, third parties and their property, and also for fines and penalties.

        We seek to protect CH2M HILL from potential liabilities that may arise from actions by others or from circumstances we cannot control by obtaining indemnification where possible from our private or public sector clients. Such indemnifications are not always available, however. Furthermore, such indemnification generally provides limited protection if we fail to satisfy specified standards of care in performing our services or if the indemnifying party has insufficient assets to cover the liability.

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

International Operations Pose Risks and Complexities

        We routinely conduct operations outside of the U.S. Overall, we derived $196.5 million or 10 percent of our service revenues in 2002 from such operations. International operations entail additional business risks and complexities such as foreign currency exchange fluctuations, different taxation methods, restrictions on financial and business practices and political instability. Our international clients include both private sector firms and foreign government agencies in approximately 40 countries, with significant projects in Ireland, Spain, Singapore, Germany and China.

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

Conflicts of Interest May Limit Opportunities

        Many of our clients, potential clients and partners are concerned about actual or possible conflicts of interest in retaining professional services consultants. Government agencies and some private sector clients have contracting policies that may, from time to time, prevent us from seeking or performing contracts for other clients if there is a conflict of interest. We have, on occasion, declined to bid on particular projects because of actual or perceived conflicts of interest, and we are likely to continue encountering such conflicts of interest in the future.

Item 2. Properties

        During 2002, our corporate headquarters relocated to a new 155,000 square foot facility at 9191 South Jamaica Street, Englewood, Colorado 80112. In addition, our Denver, Colorado area operations relocated to two 107,000 square foot facilities adjacent to the corporate headquarters at 9189 and 9193

South Jamaica Street. These facilities are utilized by our EE&I and Water operating segments. All of our significant facilities, including approximately 136 domestic and 60 foreign office locations, are under many separate leases. We believe that comparable facilities are available for lease and therefore the loss of any such leases would not have a material adverse impact on our operations. We believe that our current and planned facilities are adequate for the present needs of our business.

Item 3. Legal Proceedings

        CH2M HILL is party to various legal actions arising in the normal course of its business, including occasional actions by governmental authorities, some of which involve claims of substantial amounts. Damages assessed in connection with and the cost of defending any such actions could be substantial. CH2M HILL's management believes that the levels of insurance coverage are generally adequate to cover CH2M HILL's liabilities, if any, with regard to such claims. CH2M HILL generally accrues amounts for retentions and deductibles when it is probable that a loss will be incurred and such loss is estimable. Gain contingencies or recoveries are rare and are usually recorded when the cash is collected and the contingencies are removed.

Item 4. Submission of Matters to a Vote of Security Holders

        No items were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

        CH2M HILL is employee owned. As a result, CH2M HILL stock is only available to certain employees, directors, consultants and benefit plans of CH2M HILL. There is no market for CH2M HILL stock with the general public. In order to provide liquidity for its shareholders, however, an internal market (Internal Market) is maintained through an independent broker, currently Neidiger, Tucker and Bruner, Inc. (NTB).

        The Internal Market permits existing shareholders to offer for sale shares of CH2M HILL common stock on predetermined days (each, a Trade Date). Generally, there are four Trade Dates each year which typically occur approximately four weeks after the quarterly meetings of CH2M HILL's Board of Directors which are currently scheduled for February, May, August and November. All sales of CH2M HILL common stock are made at the price determined by the Board of Directors pursuant to the valuation methodology described below.

        All sales of common stock on the Internal Market will be restricted to the following authorized buyers:

  •
  Employees, directors and consultants of CH2M HILL

  •
  Trustees of the benefit plans

  •
  Administrator of the Payroll Deduction Stock Purchase Plan

        CH2M HILL may impose limitations on the number of shares that an individual may purchase when there are more buy orders than sell orders for a particular trade date. After the Board of Directors determines the stock price for use on the next trade date, which is approximately 30 days prior to such trade date, all shareholders, employees, directors and eligible consultants will be advised as to the new stock price and the next trade date.

        Our internal market is managed through an independent broker which acts upon instructions from the buyers and sellers to effect trades at the stock price set by the CH2M HILL Board of Directors and in accordance with the Internal Market rules. The broker does not play a role in determining the price of CH2M HILL common stock. NTB is not affiliated with CH2M HILL. Individual stock ownership account records are currently maintained by the transfer agent.

        CH2M HILL may purchase shares if the Internal Market is under-subscribed. CH2M HILL may, but is not obligated to purchase shares of common stock on the Internal Market on any trade date at the price in effect on that trade date, but only to the extent that the number of shares offered for sale by shareholders exceeds the number of shares sought to be purchased by authorized buyers. The decision as to whether or not CH2M HILL will purchase shares in the Internal Market if the Internal Market is under-subscribed is solely within CH2M HILL's discretion and CH2M HILL will not notify investors whether or not it will participate prior to the trade date. Investors should understand that there are can be no assurance that they will be able to sell their CH2M HILL stock without substantial delay or that their stock will be able to be sold at all on the Internal Market. CH2M HILL will consider a variety of factors including CH2M HILL's cash position, financial performance and number of shares outstanding in making the determination as to whether to participate in an under-subscribed market. The terms of CH2M HILL's revolving line of credit do not play a role in the decision whether to buy or sell shares in the Internal Market. To date, no other factors have been considered by CH2M HILL in its decisions as to whether or not to participate in the under-subscribed market.

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

        If the aggregate purchase orders exceed the number of shares available for sale, the following prospective purchasers will have priority to purchase shares, in the order listed:

  •
  Administrator of the Payroll Deduction Stock Purchase Plan

  •
  Trustees of the 401(k) Plan

  •
  Individual employees, directors and consultants on a pro-rata basis which includes participants purchasing through the pre-tax and after-tax deferred compensation plans

        All sellers on the Internal Market, other than CH2M HILL and the trustees of the 401(k) Plan, will pay the broker, currently NTB, a commission equal to two percent of the proceeds from such sales. Employees who sell their common stock upon retirement from CH2M HILL will have the option to sell the common stock they own on the Internal Market and pay a commission on the sale or to sell to CH2M HILL without paying a commission. In the latter case, the employee will sell their common stock to CH2M HILL at the price in effect on the date of their termination in exchange for a four-year note at a market interest rate determined biannually. No commission is paid by buyers on the Internal Market.

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

  •
  General capital market conditions

  •
  Other factors the Board of Directors deems appropriate

        As part of the total mix of information that the Board of Directors considers in determining the "M" factor, the Board of Directors also may take into account company appraisal information prepared by The Environmental Financial Consulting Group, Inc. (EFCG), an independent appraiser engaged by the trustees of CH2M HILL's benefit plans. In setting the stock price, the Board of Directors compares the sum total of the going concern and book value components used in the valuation methodology to the company enterprise appraisal provided by EFCG. If, after such comparison, the Board of Directors concludes that its initial determination of the "M" factor should be re-examined, the Board of Directors may review, and if appropriate adjust, the "M" factor. Since the inception of the program in January 2000, the sum total of the going concern and book value components used by the Board of Directors in setting the price for CH2M HILL stock has always been within the company appraisal range developed by EFCG.

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

        Profit After Tax ("P").    "P" is profit after tax, otherwise referred to as net income, for the four fiscal quarters immediately preceding the Trade Date. The Board of Directors at its discretion may exclude from the calculation nonrecurring or unusual transactions. Nonrecurring or unusual transactions are developments that the market would not generally take into account in valuing an equity security. A change in accounting rules, for example, could increase or decrease net income without changing the fair market value of the CH2M HILL common stock. Similarly, such a change could fail to have an immediate impact on the value of the CH2M HILL common stock, but still have an impact on the value of the CH2M HILL common stock over time. As a result, the Board of Directors of Directors believes that in order to determine the fair market value of the CH2M HILL common stock, it needs the ability to review unusual events that affect net income.

        Total Shareholders' Equity ("SE").    "SE" is total shareholders' equity, which includes intangible items, set forth on CH2M HILL's most recently available quarterly or annual financial statements. Nonrecurring or unusual transactions could be excluded from the calculation at the discretion of the Board of Directors.

        Common Stock Outstanding ("CS").    "CS" is the weighted average number of shares of CH2M HILL common stock outstanding during the four fiscal quarters immediately preceding the Trade Date, calculated on a fully-diluted basis. By "fully-diluted" we mean that the calculations are made as if all outstanding options to purchase CH2M HILL common stock had been exercised and other "dilutive" securities were converted into shares of CH2M HILL common stock. In addition, an estimate of the number of shares that CH2M HILL reasonably anticipates will be issued in the next twelve months under CH2M HILL's stock based compensation programs is included in this calculation.

        The "CS" calculation is done on a fully-diluted basis since CH2M HILL believes that taking into account the issuance of all securities which will affect the per share value is a better representation of the share value over time. CH2M HILL has more than a 30-year history in making annual grants of stock based compensation. Therefore, CH2M HILL believes that it has sufficient information to reasonably estimate the number of such "to be issued" shares and accrue for them during the year. This approach avoids an artificial variance in share value during the first calendar quarter of each year when the bulk of shares of common stock are issued by CH2M HILL pursuant to the stock based compensation programs.

        The following table shows a comparison of the "CS" value actually used by the Board of Directors to calculate stock prices on the dates indicated versus the year-to-date weighted average number of shares of common stock as reflected in the diluted earnings-per-share calculation in our financial statements.

Effective Date	CS	YTD Weighted Average Number of Shares as reflected in Diluted EPS calculation
	(in thousands)	(in thousands)
February 18, 2000	32,066	29,737
May 11, 2000	32,625	30,200
August 4, 2000	32,968	30,023
November 10, 2000	32,974	30,022
February 16, 2001	33,354	30,033
May 10, 2001	33,666	30,601
August 10, 2001	33,932	31,126
November 9, 2001	34,175	31,111
February 15, 2002	34,321	31,000
May 9, 2002	34,244	31,192
August 9, 2002	34,053	31,507
November 8, 2002	33,941	31,601
February 14, 2003	33,800	31,544

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

        We intend to announce the new stock price and the Trade Date approximately 30 days prior to each Trade Date. The information will be delivered by the broker to all employees, consultants and eligible participants in the internal market. In addition, we will file a Current Report on Form 8-K disclosing the new stock price and all components used by the Board in determining such price in accordance with the valuation methodology described above. Trade Dates are expected to occur approximately 75 days after the end of each fiscal quarter.

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

Effective Date	M	P	SE	CS	Price Per Share	Percentage Price Increase
		(in thousands)	(in thousands)	(in thousands)
February 18, 2000	1.0	$13,626	$97,092	32,066	$6.34	—
May 11, 2000	1.0	16,932	98,233	32,625	7.06	11.4%
August 4, 2000	1.0	18,286	109,290	32,968	7.64	8.2%
November 10, 2000	1.0	20,113	120,090	32,974	8.40	9.9%
February 16, 2001	1.0	24,531	133,992	33,354	9.75	16.1%
May 10, 2001	1.0	25,442	141,692	33,666	10.10	3.6%
August 10, 2001	1.0	26,894	147,003	33,932	10.51	4.1%
November 9, 2001	1.0	27,332	159,264	34,175	10.90	3.7%
February 15, 2002	1.0	27,917	166,886	34,321	11.21	2.8%
May 9, 2002	1.0	27,735	168,297	34,244	11.23	0.2%
August 9, 2002	1.0	28,277	172,122	34,053	11.53	2.7%
November 8, 2002	1.0	27,630	177,541	33,941	11.58	0.4%
February 14, 2003	1.0	26,547	194,954	33,800	11.89	2.7%

Holders of CH2M HILL Common Stock

        As of March 14, 2003, there were 4,343 holders of record of CH2M HILL common stock. As of such date, all of the CH2M HILL common stock was owned of record by current employees of CH2M HILL and by various employee benefit plans of CH2M HILL and its subsidiaries.

Dividend Policy

        CH2M HILL has never declared or paid any cash dividends on its capital stock and no cash dividends are contemplated in the foreseeable future. We intend to retain any future earnings to finance the growth and development of our business. Under our existing unsecured credit facility, which expires in June 2005, payment of dividends would represent a violation of our covenants.

Item 6. Selected Financial Data

        The following data has been derived from the Consolidated Financial Statements of CH2M HILL. In 2002, the data was reported on by KPMG LLP, independent public accountants. Previously, the data was reported on by other independent auditors who have ceased operations. During the periods presented, CH2M HILL paid no cash dividends on its CH2M HILL common stock. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and the consolidated financial statements and related notes thereto, included elsewhere in this Form 10-K.

	Years Ended December 31
	2002	2001	2000	1999	1998
	(dollars in thousands except per share data)
Statement of Operations Data:
Revenues	$1,998,983	$1,940,520	$1,706,738	$1,184,528	$935,030
Operating income	51,305	47,299	47,138	25,987	14,802
Net income	29,655	27,917	24,531	13,626	5,812
Net income per common share
Basic	0.97	0.93	0.83	0.46	0.21
Diluted	0.94	0.90	0.82	0.46	0.21
Balance Sheet Data:
Total assets	$620,887	$567,095	$515,415	$360,229	$298,325
Long-term debt including current maturities	12,045	10,411	14,467	21,296	27,388
Total shareholders' equity	180,301	166,886	133,992	97,092	75,132

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

	2002			2001			2000
	Revenues		Pre-tax Profit	Revenues		Pre-tax Profit	Revenues		Pre-tax Profit
	(dollars in millions)
Environmental, Energy and Infrastructure	$1,155.8	58%	$33.4	$1,083.3	56%	$30.6	$886.4	52%	$27.5
Water	617.4	31%	24.8	578.8	30%	19.6	503.5	30%	19.3
Industrial	225.8	11%	2.4	278.4	14%	11.8	316.8	18%	10.1
Corporate	—	—	(8.3)	—	—	(11.4)	—	—	(7.9)

Total	$1,999.0	100%	$52.3	$1,940.5	100%	$50.6	$1,706.7	100%	$49.0

Results of Operations for the Year Ended December 31, 2002 Compared to 2001

        Revenues for the year ended December 31, 2002 were $1,999.0 million compared to $1,940.5 million for the same period in 2001, an increase of $58.5 million or 3.0%. The EE&I segment reported increased revenues of $72.5 million or 6.7%. For the same period, the Water segment reported increased revenues of $38.6 million or 6.7% and the Industrial segment reported decreased revenues of $52.6 million or 18.9%.

        Pre-tax profit for the year ended December 31, 2002 was $52.3 million compared to $50.6 million in the same period of 2001. The increase of $1.7 million was comprised of increases in the EE&I segment of $2.8 million, the Water segment of $5.2 million and a decrease in the Industrial segment of $9.4 million. Corporate expenses decreased by $3.1 million.

Environmental, Energy and Infrastructure

        Revenues in the EE&I segment for the year ended December 31, 2002 were $1,155.8 million compared to $1,083.3 million for the same period in 2001. This $72.5 million increase was due to improvements in the environmental, nuclear and transportation businesses, offset by declines in the energy and telecommunications businesses, as described below:

  •
  The environmental business reported increased revenues of $46.2 million compared to 2001. This increase was due to work scope expansion on certain large federal programs and a continuation of strong performance in the private sector.

  •
  The nuclear business reported increased revenues of $53.7 million compared to 2001. This increase occurred primarily due to the timing of certain delivery efforts at the U.S. Department of Energy's Hanford River Protection Project and due to earnings from Kaiser-Hill. The EE&I operating segment recorded $16.95 million of additional earnings ($6.7 million net of incentive accruals and related tax expense) from Kaiser-Hill as a result of favorable performance on the Rocky Flats project for the U.S. Department of Energy. Effectively, excellent performance and innovative technology solutions have increased the likelihood of receiving a larger performance fee upon completion, and therefore we have adjusted the contract-to-date results to reflect this positive performance.

  •
  The transportation business also reported an increase in revenues of $19.3 million in 2002 compared to 2001 due primarily to the acquisition of Gee & Jensen, an engineering and consulting firm in the ports industry, in January 2002. Excluding the revenues from the acquisition, the transportation business reported a slight increase in revenues. While the transportation business has experienced strong growth in recent years from federal legislation such as the Transportation Equity Act for the 21st Century (TEA-21) and the Aviation Investment and Reform Act for the 21st Century (AIR-21), the expectations are that an extended economic downturn in the U.S. will result in less funding at the state and local agencies, which will affect future growth.

  •
  These revenue increases were offset by the completion or termination of several large projects in the energy and telecommunications businesses, both of which are experiencing significant downturns. The telecommunications industry still shows no sign of recovery on the capital expenditure side, where much of our historical work has been. However, we continue to invest in this business in order to be positioned to compete for work in other sectors of the telecommunications industry.

        For the year ended December 31, 2002, pre-tax profit was $33.4 million compared to $30.6 million in the same period of 2001, an increase of $2.8 million. Pre-tax profit as a percentage of revenues was 2.9% for 2002 compared to 2.8% for the same period of 2001. Excluding the write-off of the investment in CAI Investments, LLC (CAI) that was reported in the second quarter of 2002 as discussed below and the additional earnings recognized from Kaiser-Hill, pre-tax profit for 2002 would have been $27.5 million or 2.4% of revenues.

        This decline was primarily attributable to the telecommunications business. In addition to a severe downturn and project terminations, management made the decision to record an allowance for uncollectible accounts of $3.0 million related to an international telecommunications client as a result of information available about the client's inability to pay. As reported in the second quarter of 2002, we recorded an asset impairment charge of $10.0 million (which is estimated to be $3.6 million, net of incentive accrual reductions and related tax benefits) for an investment that represented a minority interest in an international telecommunications investment company. Pre-tax profit was also negatively impacted by increased business development outlays in the international and design-build markets related to all businesses in the EE&I segment.

Water

        The Water segment reported revenues of $617.4 million for the year ended December 31, 2002 compared to revenues of $578.8 million in the same period of 2001. The increase of $38.6 million or 6.7% was attributable to significant growth in the water and wastewater business as well as the operations and maintenance business. The increases were achieved primarily from the strong performance of both our traditional and design-build North America operations. Market conditions domestically and abroad remain favorable as utilities invest in water related facilities. These investments are driven by population and economic growth in certain regions, and capacity shortfalls and regulatory requirements in other regions.

        The Water segment reported $24.8 million of pre-tax profit for the year ended December 31, 2002 compared to $19.6 million of pre-tax profit for the same period of 2001. Pre-tax profit as a percent of revenues for 2002 was 4.0% compared to 3.4% for 2001. The improvement of $5.2 million in pre-tax profit is attributable to increased revenues and service delivery improvements, combined with additional efficiencies in business development and leveraged overhead costs.

Industrial

        The Industrial segment reported revenues of $225.8 million for the year ended December 31, 2002, of which $103.6 million was generated from the microelectronics industry. The revenues for 2001 were $278.4 million, of which $181.1 million was generated from the microelectronics industry. The decrease of $52.6 million was comprised of a $77.5 million decrease in revenues from the microelectronics industry, offset by an increase in revenues of $24.9 million from other industries, including food, pharmaceutical and facility services. The primary contributor to this overall decline in revenue was due to the economic decline in the microelectronics industry. Some of the earlier indications of a microelectronics industry recovery have turned out to be premature, particularly in the flat panel sector of that industry. We anticipate that the economic downturn in the microelectronics industry may also negatively impact the Industrial segment's results in 2003.

        The Industrial segment reported $2.4 million of pre-tax profit for the year ended December 31, 2002 compared to $11.8 million for the year ended December 31, 2001. Pre-tax profit as a percent of revenues for 2002 was 1.1% and 4.2% for 2001. The decrease in pre-tax profit was due to a decline in the volume of services sold during 2002 as compared to 2001. Direct project costs, as a percentage of revenues, was comparable in the periods ended 2002 compared to 2001. Indirect labor costs, which consist of salaries and benefits of all administrative personnel, plus salaries and benefits of technical personnel for hours not spent working on billable client services, increased as a percent of the services portion of revenues. This increase is directly related to the lower demand for services in the microelectronics industry. General and administrative costs have also increased due to maintaining certain staffing levels in order to be positioned for a recovery in the microelectronics industry.

Results of Operations for the Year Ended December 31, 2001 Compared to 2000

        Revenues for the year ended December 31, 2001 were $1,940.5 million compared to $1,706.7 million for the same period in 2000, an increase of $233.8 million or 13.7%. The EE&I segment reported increased revenues of $196.9 million or 22.2%. For the same period, the Water segment reported increased revenues of $75.3 million or 15.0% and the Industrial segment reported decreased revenues of $38.4 million or 12.1%.

        Pre-tax profit for the year ended December 31, 2001 was $50.6 million compared to $49.0 million in the same period of 2000. The increase of $1.6 million was comprised of increases in the EE&I segment of $3.1 million, the Water segment of $0.3 million and the Industrial segment of $1.7 million. Corporate expenses increased by $3.5 million.

Environmental, Energy and Infrastructure

        Revenues in the EE&I segment for the year ended December 31, 2001 were $1,083.3 million compared to $886.4 million for the same period in 2000. This $196.9 million increase was due to improvements in all businesses within this segment. The nuclear and energy sectors contributed a significant portion with an increase in revenues of $130.4 million compared to 2000. This increase was attributable to the U.S. Department of Energy's Hanford River Protection Project in Richland, Washington and to the upsurge in the energy business stemming from the energy crisis on the West Coast of the U.S. Revenues from the Hanford River Protection Project for the year ended December 31, 2001 continue to be higher compared to the same periods in 2000 due to the expansion of the work scope. The increase in revenues in the energy sector is a direct result of significant demand for power plant permitting by independent power producers and utilities, as they push for quick implementation of power generation projects.

        The environmental, telecommunications and transportation businesses also contributed to the increase in revenues. Environmental revenues increased $26.4 million due to an increase in subcontractor revenues on several large federal programs. Telecommunications revenues increased

$11.1 million due to growth internationally as clients build or upgrade new infrastructure to keep pace with advances in technology. Furthermore, we collected $6.8 million for a three-year old receivable in Asia that we previously provided an allowance for.

        The remainder of the increase was generated by the transportation business as a result of market-driven demand and added delivery capacity. The market demand is primarily the result of TEA-21 which was adopted by Congress in 1998. TEA-21 provides federal funding to various states for transportation infrastructure improvement projects for highways, highway safety and transit through 2003. Because of the current economic slowdown and wartime activities, it is unknown at this time what impact on funding from these factors there will be at the federal and state government levels for future transportation projects. In order to expand the scope of services we offer to our clients, we broadened our business by acquiring Gee & Jensen, an engineering and consulting firm in the ports industry, in early 2002 for which we spent $4.4 million.

Water

        The Water segment reported revenues of $578.8 million for the year ended December 31, 2001 compared to revenues of $503.5 million in the same period of 2000. The increase of $75.3 million or 15.0% was attributable to significant growth in the water and wastewater business as well as the operations and maintenance business. Revenues from traditional engineering consulting services were $62.1 million higher than the same period of 2000, propelled by prior business development investment in the U.S. and abroad, especially Asia. Much of this growth was achieved from design-build projects as we continue to grow this area of our operations in order to meet market demands. Additionally, revenues from operations and maintenance services increased by $13.2 million primarily due to new contracts, scope increases and shorter term consulting services on existing contracts.

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

Industrial

        The Industrial segment reported revenues of $278.4 million for the year ended December 31, 2001, of which $181.1 million was generated from the microelectronics industry. The revenues for 2000 were $316.8 million, of which $194.8 million was generated from the microelectronics industry. The decrease of $38.4 million was comprised of a $13.7 million decrease in revenues from the microelectronics industry and a decrease in revenues of $24.7 million from other industries, including food, biopharmaceutical, fine chemical and facility services. The mix of the revenues between construction costs versus services for engineering and construction management also changed significantly from 2001 as compared to 2000. The construction cost component of revenues decreased from $142.5 million, which was 45.0% of 2000 revenues, to $82.6 million, which was 29.7% of 2001 revenues. The construction revenue decrease was due to construction projects that completed during 2000. This decrease in construction revenues of $59.9 million was offset in part by an increase of $21.5 million in revenues from services, which increased to $195.8 million in 2001. The services revenue increase was due to a significant recovery in the microelectronics industry during the first half of 2001. However, during the second half of 2001 the industry began to show signs of weakness because of soft demand for its products.

        The Industrial segment reported $11.8 million of pre-tax profit for the year ended December 31, 2001 compared to $10.1 million for the year ended December 31, 2000. Pre-tax profit as a percent of revenues for 2001 was 4.2% and 3.2% for 2000. The increase in pre-tax profit was due to an increase in the volume of services sold during 2001 as compared to 2000 and an increase in project margins. Direct project costs, as a percentage of revenues, decreased 8% in 2001 as compared to 2000. This decrease is due to a reduction in construction related costs directly associated with the decrease in construction revenues. This resulted in higher project margins due to the change in mix of revenues, where the construction revenue component decreased considerably over the service revenue component during 2001. Indirect labor costs, which are made up of salaries and benefits of all administrative personnel, plus salaries and benefits of technical personnel for hours not working on billable client services, increased, as a percent of the services portion of gross revenues, from 20.9% in 2000 to 25.4% in 2001. This increase is due to the significant decrease in the number and size of projects performed for the microelectronics industry during the last two quarters of the year. Other overhead, general and administrative costs remain relatively unchanged as a percentage of the service portion of revenues.

Joint Ventures

        We routinely enter into joint ventures to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. Our largest joint venture is Kaiser-Hill, in which we own a 50% interest. This joint venture is included in our EE&I operating segment. In 2000, the U.S. Department of Energy awarded Kaiser-Hill a new contract for the closure of Rocky Flats. Although the new contract is a closure contract and does not have a defined term, we anticipate closure of the site in 2006. Under the new contract, Kaiser-Hill is compensated through a fee affected, up or down, by its performance against the agreed site target closure costs. Outside of a negotiated range, for every dollar that the U.S. Department of Energy saves with earlier clean-up, Kaiser-Hill receives a 30-cent increase in fee. At the same time, for every dollar the clean-up is over budget, the fee is reduced by 30 cents down to an agreed minimum. The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of our performance. Due to the timing of specific work scopes and the completion of activities, earnings may not be comparable from period to period.

        The earnings from Kaiser-Hill are reported as equity in earnings of joint ventures and affiliated companies, along with other joint ventures that are individually insignificant. For the years ended December 31, 2002, 2001, and 2000, we reported equity in earnings of joint ventures and affiliated companies of $44.0 million, $17.1 million and $13.4 million, respectively. The earnings from Kaiser-Hill for the same periods were $36.8 million, $15.1 million and $10.2 million, respectively. The increase in earnings for 2002 and 2001 is attributable primarily to the portion of the fee that is impacted by cost estimate reductions as a result of favorable performance on the Rocky Flats project for the U.S. Department of Energy. Effectively, excellent performance and innovative technology solutions have increased the likelihood of receiving a larger performance fee upon completion. Therefore, we have adjusted the contract-to-date results to reflect this positive performance and recorded $16.95 million of additional revenue ($6.7 million of profit after tax) from Kaiser-Hill.

Corporate Expenses

        Corporate expenses for the year ended December 31, 2002 were $8.3 million compared to $11.4 million in 2001 and $7.9 million in 2000. The decrease of $3.1 million from 2001 to 2002 relates primarily to overhead spending controls put in place in 2002. The increase of $3.5 million from 2000 to 2001 relates primarily to an increase in general infrastructure to support our Internal Market and the growth in our operations. Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts.

Income Taxes

Date	Income Tax Provision	Effective Tax Rate
	(in millions)
2002	$22.6	43.3%
2001	$22.7	44.8%
2000	$24.4	49.9%

        The decrease in the effective tax rate is primarily due to a net reduction of permanently disallowed expenses. Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to state taxes and the disallowed portions of meals and entertainment expenses and non-deductible foreign net operating losses.

Liquidity and Capital Resources

Cash Flows from Operating Activities

        For the year ended December 31, 2002, operations provided $66.5 million of cash compared to $41.6 million in 2001 and $115.1 million in 2000. For 2002, the cash provided by operations was due primarily to earnings, adjusted for other non-cash items and by a change in working capital. The non-cash items for the period included stock-based compensation, the $10.0 million write-off of our investment in CAI, $21.1 million of undistributed earnings from Kaiser-Hill, and a $3.0 million allowance for an uncollectible receivable related to an international telecommunications client. Working capital changes primarily relate to a decrease in billings in excess of revenue of $25.3 million and an increase in other current liabilities of $38.3 million. The decrease in billings in excess of revenue is generally the result of the downturn in the telecommunications and microelectronics industries.

        In 2001, we invested $10.0 million for a minority interest in CAI, an international telecommunications investment company, which holds minority interests in various cable and wireless companies. During the quarter ended June 30, 2002, we concluded that the fair market value of our investment had declined materially and that this decline was not temporary because the value of CAI's holdings was impaired by rapidly deteriorating market conditions in the telecommunications industry and because of CAI's inability to secure timely financing for projects. Therefore, we recorded an asset impairment charge in the amount of the entire investment value of $10.0 million (which is estimated to be $3.6 million, net of incentive accrual reductions and related tax benefits).

        During 2002 and 2001, we recognized undistributed earnings from Kaiser-Hill of approximately $21.1 million and $7.2 million, respectively. Kaiser-Hill's ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the U.S. Department of Energy and can be different from the earnings recognized for accounting purposes. As the cleanup of the site progresses toward the targeted closure date of 2006, undistributed earnings could continue to increase if Kaiser-Hill continues to perform at better than cost and schedule targets.

        During the quarter ended September 30, 2002, management made the decision to record an allowance for an uncollectible account of $3.0 million as a result of information available about the client's inability to pay. We will continue to monitor the status of these receivables and make appropriate adjustments, if necessary.

        For the years ended December 31, 2001, operations provided $41.6 million of cash compared to $115.1 million in 2000. Both of these years reflect an increase in our receivables and billings in excess of revenues due to growth in operations in the EE&I and the Water operating segments. The fluctuation in accounts payable for 2000 and 2001 is primarily related to the Industrial segment which experienced growth in 2000 coupled with an increase in the pass-through of revenues and expenses related to large construction projects followed by a slowdown of operations in 2001.

Cash Flows from Investing Activities

        Our business does not normally require significant capital expenditures. The capital expenditures are generally for purchases of office equipment and leasehold improvements. We spent $5.9 million in 2002, $7.7 million in 2001 and $7.9 million in 2000 on such expenditures. We have a formal operating lease program under which most of our computing and related equipment is procured on an ongoing basis.

        In order to expand the scope of services we offer to our clients, we broadened our transportation business in January 2002 by acquiring Gee & Jensen, an engineering and consulting firm in the ports industry, for a cash outlay of $4.4 million. In addition, during the quarter ended September 30, 2002, we acquired a company that handles unexploded ordnances for a cash outlay of $6.3 million.

        During 2001, we signed a new five-year contract with the U.S. Department of Energy that extended our contract at the Hanford River Protection Program through September 2006, for which we paid Lockheed Martin Corporation an additional $5.0 million. We also invested $10.0 million for an equity interest in CAI that was established by a client for the purpose of acquiring, holding, managing and selling investments in telecommunications properties. This investment was written off in 2002.

Cash Flows from Financing Activities

        In 2002, 2001 and 2000, we used $33.0 million, $24.7 million and $20.4 million of cash in financing activities, of which $29.1 million, $20.6 million and $13.7 million were used to purchase stock presented on the internal market in 2002, 2001 and 2000, respectively. These transactions were funded by cash flows from operations.

        Another source of liquidity is our unsecured credit facility of $125.0 million, which we have not borrowed on since early 2000. The facility may be used for general corporate purposes, permitted acquisitions and support of letters of credit. In the ordinary course of business, letters of credit are provided to clients for performance or completion guarantees on engineering and construction contracts. Primarily as a result of CH2M HILL's strong credit standing, we have access to substantial bonding capacity, which is often used for the issuance of surety bonds to guarantee our performance on contracts.

        We believe that we have adequate financial resources to fund our operations in 2003 and beyond, including working capital requirements, capital expenditures and potential future acquisitions or strategic investments.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        During 2001, CH2M HILL and a trust (Trust) entered into an agreement whereby the Trust acquired land in Englewood, Colorado for the purpose of constructing and owning CH2M HILL's new corporate headquarters and another building. The construction of these two buildings was completed in October 2002. The Trust was formed to fund the construction, own the land and the two buildings and subsequently lease the facilities to CH2M HILL. The Trust was funded by equity and debt investments from independent third parties. The lease agreement was effective upon completion of construction. The lease agreement calls for monthly lease payments of approximately $0.4 million for ten years and requires that CH2M HILL guarantee a residual value of the facilities for approximately $42.0 million. Upon completion of the lease term, subject to certain limitations, CH2M HILL has the option to purchase the facilities from the Trust at fair market value, which is currently estimated to be $53.0 million.

        In March 2002, a second trust (2002 Trust) was formed to fund the construction of an additional building adjacent to those owned by the Trust and subsequently lease the building to CH2M HILL. The construction was completed in December 2002. The 2002 Trust was also funded by equity and debt investments from independent third parties. The lease agreement was effective upon completion of construction. The lease agreement calls for monthly lease payments at a variable interest rate, estimated to be approximately $0.1 million per month for up to ten years, based on current interest rates. In addition, the lease agreement requires that CH2M HILL guarantee a residual value of the additional building of approximately $17.6 million. Upon completion of the lease term, subject to certain limitations, CH2M HILL has the option to purchase the additional building from the 2002 Trust at fair market value, which is currently estimated to be $20.8 million.

        At December 31, 2002, CH2M HILL had the following contractual obligations:

	Payments due by period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
	(in millions)
Long-term debt	$2.8	$5.0	$2.2	$2.1	$12.1
Operating lease obligations	49.4	78.3	47.0	26.2	200.9

Total	$52.2	$83.3	$49.2	$28.3	$213.0

        CH2M HILL maintains a variety of commercial commitments that are generally made available to provide support for various provisions in its engineering and construction contracts. Letters of credit are provided to clients in the ordinary course of the contracting business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. CH2M HILL also posts surety bonds, which are contractual agreements issued by a surety, for the purpose of guaranteeing our performance on contracts. Bid bonds are also issued by a surety to protect owners and are subject to full or partial forfeiture for failure to perform obligations arising from a successful bid.

        Commercial commitments outstanding as of December 31, 2002 are summarized below:

	Amount of Commitment Expiration Per Period
Commercial Commitment	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed
	(in millions)
Letters of credit	$13.6	$—	$—	$—	$13.6
Residual value guarantees	—	—	—	59.6	59.6
Surety bonds	269.4	187.3	.1	3.7	460.5

Total	$283.0	$187.3	$.1	$63.3	$533.7

Insurance

        CH2M HILL carries professional liability and general casualty insurance, including general liability, property, automobile, fiduciary, workman's compensation, directors' and officers', contractor's pollution liability and other coverages which are customary in the industry. As of the date of this filing, CH2M HILL has maintained continuity of coverage for insurance and capacity for surety bonds. The tragic events of September 11, 2001 and recent highly publicized corporate bankruptcies have had an impact on the financial status of a number of insurance and surety providers. This may cause an increase in the cost and a decrease in the availability of insurance and surety coverages. CH2M HILL enjoys long term relationships with our insurance and surety providers and management believes that we will be able to continue to have access to professional liability and general casualty insurance, as well as surety bonds, with sufficient coverage limits and on acceptable financial terms necessary to support our business. The cost of such coverage has increased and is expected to continue to increase in the short term. Such cost increases are expected to range annually between 15% and 40% for various insurance policies and surety bonds. Such increases should not have a material impact on our business.

        CH2M HILL's current insurance policies include coverage for terrorist acts, except for acts of war. In the future, terrorist act coverage may be limited or expensive to obtain. While we will attempt to renew our insurance policies without losing the terrorism coverage, we do not believe that lack of such coverage would have a material impact on our business. We also believe that we will be able to supplement our current insurance program with terrorism coverage on an as needed basis to support specific business requirements through required terrorism insurance offerings under the Terrorism Risk Insurance Act of 2002.

        Our risk management personnel continuously monitor the developments in the insurance market. The financial stability of the insurance and surety providers is one of the major factors that we take into account when buying our insurance coverage. Currently our insurance and bonds are purchased from several of the world's leading and financially stable providers. As a contingency, we also have relationships with alternative insurance and surety companies that can step in and replace any one of our current providers, if we have reasons to believe that they are no longer stable financially.

Critical Accounting Policies

        CH2M HILL's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires CH2M HILL to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. CH2M HILL bases estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Although our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements, below is a summary of our most critical accounting policies.

  •
  CH2M HILL's revenue is primarily attributable to engineering and construction contracts wherein the contract revenue is recognized primarily on the percentage-of-completion method by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials and labor, liability claims, contract disputes, or achievement of contractual performance standards. Changes in total estimated contract costs and losses, if any, are recognized in the period they become known.

  •
  In determining net income for financial statement purposes, we must make estimates and judgments in the calculation of tax assets and liabilities and in the determination of the recoverability of the deferred tax assets. The tax assets and liabilities arise from temporary differences between the tax return and the financial statement recognition of revenues and expenses.

    We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our tax provision by recording a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2002 and 2001, we reported a valuation allowance of $3.6 million.

    In addition, the calculation of our tax assets and liabilities involves dealing with uncertainties in the application of complex tax regulations. We may recognize a tax asset or reduce taxes payable for anticipated state or federal tax credits, such as those relating to the research and development tax credit.

  •
  CH2M HILL has two frozen and one active noncontributory defined benefit pension plans. Our earnings and shareholders' equity may be impacted by these qualified defined benefit plans because Financial Accounting Standards Board (FASB) Statement No. 87, "Employers' Accounting for Pensions," requires that the amounts we record be computed using actuarial valuations. These valuations include many assumptions, but the two most critical assumptions are the discount rate and the expected long-term rate of return on plan assets. We use judgment in selecting these assumptions each year because we have to consider not only current market conditions, but also make judgments about future market trends, changes in the interest rates and equity market performance. We also have to consider factors like the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

    An actual example of how changes in these assumptions can affect our financial statements occurred in 2002. Based on our review of market trends and other factors, we lowered the discount rate assumption to 6.95% for 2002, versus 7.25% for 2001. This change, together with other factors such as the effects of the actual return on plan assets, resulted in an adjustment in the shareholders' equity section of our balance sheet to reflect a minimum pension liability. This adjustment is determined by comparing the accumulated benefit obligation (ABO) to the fair value of plan assets. The amount by which the ABO exceeds the fair value of plan assets, after adjusting for previously recorded accrued or prepaid pension cost for the plan, must be recorded as a minimum pension liability, with a corresponding increase in an intangible asset, if appropriate, and a reduction to shareholders' equity. The noncash after-tax adjustment related to our recording of a minimum pension liability in 2002 did not impact earnings, but reduces our shareholders' equity by $14.7 million. This adjustment is computed at each year-end and could potentially reverse in the future if financial markets improve and interest rates increase, or could potentially increase if financial market performance and interest rates continue to decline.

Derivatives and Financial Instruments

        Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes fair value accounting and reporting standards for derivative instruments and hedging activities. CH2M HILL adopted SFAS No. 133 on January 1, 2002. SFAS No. 133 requires all derivative instruments to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

        CH2M HILL may utilize certain derivative financial instruments to manage its market risk associated with fluctuations in interest rates or foreign currencies. CH2M HILL intends to designate the contracts as hedges and record derivative assets and liabilities on its balance sheet based on the fair value of the contracts, if such contracts are highly effective in hedging risks. The fair values of derivative instruments will fluctuate over time due to changes in the underlying contract prices. At December 31, 2002, CH2M HILL did not have any derivative instruments outstanding.

New Accounting Standards

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to an entity's commitment to an exit plan as prescribed under EITF No. 94-3. SFAS No. 146 also establishes that the initial liability be measured at fair value. SFAS No. 146 is effective for activities that are initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method for accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The provisions relating to interim periods are effective for interim periods beginning after December 15, 2002. CH2M HILL plans to continue to account for stock-based compensation under the intrinsic value method and to provide proforma disclosure of the impact of the fair value method on reported net income.

        In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability at the inception of certain guarantees for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. CH2M HILL has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for guarantees entered into or modified after December 31, 2002.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which provides guidance on when to consolidate variable interest entities. FIN 46 requires certain disclosures regarding variable interest entities in financial statements issued after January 31, 2003. The provisions of FIN 46 are applicable to structures created after January 31, 2003. For structures created before February 1, 2003, CH2M HILL will adopt FIN 46 in the first quarter of 2004. FIN 46 may require CH2M HILL to consolidate certain variable interest entities such as the Trust, the 2002 Trust and CH2M HILL Canada, Ltd. in which we could be considered the primary beneficiary. However, management is currently assessing what impact FIN 46 may have on its financial position or results of operations.

        In November 2002, the EITF reached consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables," which established guidance to determine whether an entity should divide an arrangement with multiple deliverables into separate units of accounting. EITF No. 00-21 is required to be adopted for fiscal periods beginning after June 15, 2003. EITF No. 00-21 can be applied prospectively to new arrangements initiated after the date of adoption or as a cumulative catch-up adjustment. Management has not yet determined what impact EITF No. 00-21 will have on CH2M HILL's financial position or results of operations.

Special Note Regarding Forward-Looking Statements

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

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
  Our ability to attract and retain professional personnel

  •
  General economic conditions

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        CH2M HILL is exposed to market risk from changes in interest rates and foreign exchange rates. This risk is monitored and managed to limit the effect of interest rate and foreign exchange rate fluctuations on earnings and cash flows. CH2M HILL's interest rate exposure is generally limited to its unsecured revolving credit agreement and to its notes payable to former shareholders. Historically, we have used short-term variable rate borrowings under the revolving credit agreement on a limited basis. At December 31, 2002, there were no borrowings outstanding against the credit facility which has a maturity date of June 17, 2005. The interest rate on the notes payable to former shareholders is variable and fluctuates annually based on the U.S. Federal Reserve Discount Rate. These notes have varying maturities through 2009. CH2M HILL has two notes payable related to an acquisition in 2002, which have fixed interest rates of 9.4% and 5.0%, respectively and maturity dates in 2010 and 2005, respectively. CH2M HILL has assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on the financial position of CH2M HILL. CH2M HILL is also exposed to interest rate risk related to the 2002 Trust, as our monthly lease payment is based on a variable interest rate. A 10% increase or decrease in interest rates related to our variable rate commitments would not have a material impact on the earnings of CH2M HILL.

        CH2M HILL is exposed to foreign exchange risks in the normal course of its international business operations. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. CH2M HILL may engage in forward foreign exchange contracts to reduce its economic exposure to changes in exchange rates on a limited basis. Generally, any forward contracts are entered into to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. We do not currently have any derivative financial instruments outstanding.

Item 8. Financial Statements and Supplementary Data

        Reference is made to the information set forth on pages F-1 through F-27.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        On June 14, 2002, CH2M HILL filed a Form 8-K to announce its decision to terminate Arthur Andersen LLP (Andersen) as CH2M HILL's independent public accountants and to engage the services of KPMG LLP (KPMG) to serve as our independent public accountants for the fiscal year ending December 31, 2002. The decision to change our independent public accountants and to engage KPMG was made by the Audit Subcommittee of the Audit and Finance Committee of CH2M HILL's Board of Directors. The change became effective immediately.

        Andersen's reports on CH2M HILL's consolidated financial statements for the years ended December 31, 2000 and 2001 did not contain an adverse opinion, or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2000 and 2001 and the interim period prior to the termination, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report for such years. During this same period there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        During its two most recent fiscal years and during the subsequent interim period, CH2M HILL did not consult with KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

Item 11. Executive Compensation

        See the information set forth in the section of the Proxy Statement entitled "Executive Compensation," which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        See the information set forth under "Security Ownership of Certain Shareholders and Management" and "Equity Compensation Plan Information" in the Proxy Statement which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        None.

PART IV

Item 14. Controls and Procedures

Quarterly Evaluation of CH2M HILL's Disclosure Controls and Internal Controls

        Within the 90 days prior to the date of this Annual Report on Form 10-K, CH2M HILL evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures over financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Disclosure Controls and Internal Controls

        Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

        CH2M HILL's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within CH2M HILL have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

        The evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, CH2M HILL's implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our internal audit functions and by other personnel in our Finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our Internal Controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to modify them as necessary; our intent is to maintain the Disclosure Controls and the Internal Controls as dynamic systems that change as conditions warrant.

        Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in CH2M HILL's Internal Controls, and whether the company had identified any acts of fraud involving personnel with a significant role in CH2M HILL's Internal Controls. This information was important both for the Controls Evaluation generally, and because items 5 and 6 in the Rule 13a-14 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and our independent auditors, and report on related matters in this section of the Annual Report. In professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines "material weakness" as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

        From the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

        Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to CH2M HILL is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Documents Filed as Part of this Report

  1.
  Financial Statements

    2.
    Financial Statement Schedules

        Financial Statements of Kaiser-Hill Company, LLC as of December 31, 2002 and 2001 and for the three years ended December 31, 2002, 2001 and 2000.

        All financial statement schedules except the one listed above have been omitted because the required information is included in the consolidated financial statements or notes thereto, or because such schedules are not applicable.

    3.
    Exhibits

          The following exhibits are filed as part of this annual report:

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of November 29, 1999, by and between CH2M HILL Companies, Ltd. and Lockheed Martin Corporation [certain portions of the Stock Purchase Agreement have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission] filed as Exhibit 2.1 on Form 8-K, on January 5, 2000 (File No. 000-27261)
3.1	Restated Articles of Incorporation of CH2M HILL Companies, Ltd. filed as Exhibit 3.1 on Amendment No. 2 on Form S-1 to Registration Statement on Form S-3 on August 3, 2001 (File No. 333-60700)
3.2	Restated Bylaws of CH2M HILL Companies, Ltd. filed as Exhibit 3.2 on Amendment No. 2 on Form S-1 to Registration Statement on Form S-3 on August 3, 2001 (File No. 333-60700)
10.1†	CH2M HILL Retirement and Tax-Deferred Savings Plan, as amended and restated effective June 1, 2000 filed as Exhibit 10.1 on Form 10-K, on March 29, 2000
10.3†	CH2M HILL Companies, Ltd. 1999 Stock Option Plan, as amended and restated on November 12, 1999 filed as Exhibit 10.3 on Form 10-K, on March 29, 2000
10.4†	CH2M HILL Companies, Ltd. Payroll Deduction Stock Purchase Plan as amended and restated effective January 1, 2002 filed as Exhibit 10.4 on Form 10-K, on March 29, 2002
10.5†	CH2M HILL Companies, Ltd. Pre-Tax Deferred Compensation Plan effective November 12, 1999 filed as Exhibit 10.5 on Form 10-K, on March 29, 2000
10.7†	CH2M HILL Companies, Ltd. After-Tax Deferred Compensation Plan effective November 12, 1999 filed as Exhibit 10.7 on Form 10-K, on March 29, 2000

10.9		Contract with Neidiger, Tucker, Bruner, Inc., filed as Exhibit 99.1 on Form 8-K, on June 24, 2002
10.11
Contract between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated January 24, 2000 filed as Exhibit 10.11 on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on March 29, 2000
10.12
$100,000,000 Senior Unsecured Revolving Credit Agreement dated as of June 18, 1999, Wells Fargo Bank, National Association, as Agent, filed as Exhibit 10.11 to Registration Statement on Form S-1, Amendment No. 2, on July 8, 1999 (File No. 333-74427)
10.13	†	Deferred Compensation Retirement Program Arrangement effective December 1, 1995 filed as Exhibit 10.13 on Form 10-K, on March 29, 2000
10.14	†	Executive Deferred Compensation Program Arrangement effective January 1, 1997 filed as Exhibit 10.14 on Form 10-K, on March 29, 2000
10.15
First Amendment to $100,000,000 Senior Unsecured Revolving Credit Agreement dated as of June 18, 1999, Wells Fargo Bank, National Association as Agent filed as Exhibit 10.15 on Form 10-K, on March 20, 2001
10.16		Assignment and Acceptance of $100,000,000 Senior Unsecured Revolving Credit Agreement filed as Exhibit 10.16 on Form 10-K, on March 20, 2001
10.17	†	CH2M HILL Companies, Ltd. 2002 Pre-Tax Deferred Compensation Plan effective November 10, 2000 filed as Exhibit 10.17 on Form 10-K, on March 20, 2001
10.19	†	CH2M HILL Companies, Ltd. 2002 After-Tax Deferred Compensation Plan effective November 10, 2000 filed as Exhibit 10.19 on Form 10-K, on March 20, 2001
10.21	†	CH2M HILL Companies, Ltd. Deferred Compensation Retirement Plan effective January 1, 2000 filed as Exhibit 10.21 on Form 10-K, on March 20, 2001
10.22	†	CH2M HILL Companies, Ltd. Executive Deferred Compensation Plan effective January 1, 2000 filed as Exhibit 10.22 on Form 10-K, on March 20, 2001
10.23	†	CH2M HILL Companies, Ltd. Deferred Compensation Plan effective January 1, 2001 filed as Exhibit 10.23 on Form 10-K, on March 20, 2001
10.25	†	CH2M HILL Companies, Ltd. Restricted Stock Policy and Administration Plan effective January 1, 2000 filed as Exhibit 10.25 on Form 10-K, on March 20, 2001
10.26	†	CH2M HILL Companies, Ltd. Short Term Incentive Plan effective January 1, 2000 filed as Exhibit 10.26 on Form 10-K, on March 20, 2001
10.27	†	CH2M HILL Companies, Ltd. 2002 Pre-Tax Deferred Compensation Plan effective November 9, 2001 filed as Exhibit 10.27 on Form 10-K, on March 29, 2002
10.29	†	CH2M HILL Companies, Ltd. 2002 After-Tax Deferred Compensation Plan effective November 9, 2001 filed as Exhibit 10.29 on Form 10-K, on March 29, 2002
10.31
Second Amendment to $100,000,000 Senior Unsecured Revolving Credit Agreement dated as of July 12, 2001, Wells Fargo Bank, National Association as Agent filed as Exhibit 10.31 on Form 10-K, on March 29, 2002
10.32	†	CH2M HILL Companies, Ltd. Long Term Incentive (LTI) Plan effective January 1, 1999 filed as Exhibit 10.32 on Form 10-K, on March 29, 2002

*10.33	†	CH2M HILL Companies, Ltd. 2003 Pre-Tax Deferred Compensation Plan effective November 8, 2002
*10.35	†	CH2M HILL Companies, Ltd. 2003 After-Tax Deferred Compensation Plan effective November 8, 2002
*10.37	†	CH2M HILL Companies, Ltd. Executive Officers Long Term Incentive Plan effective January 1, 2003 subject to shareholder approval at the 2003 Annual Shareholder meeting
*10.38		Third Amendment to $100,000,000 Senior Unsecured Revolving Credit Agreement dated as of March 22, 2002, Wells Fargo Bank, National Association as Agent
*10.39		Fourth Amendment to $100,000,000 Senior Unsecured Revolving Credit Agreement dated as of March 28, 2002, Wells Fargo Bank, National Association as Agent
*10.40		Fifth Amendment to $100,000,000 Senior Unsecured Revolving Credit Agreement dated as of July 19, 2002, Wells Fargo Bank, National Association as Agent
21		Subsidiaries of CH2M HILL Companies, Ltd. filed as Exhibit 21 on Form 10-K, on March 29, 2000
*23.1		Consent of KPMG LLP
*24		Power of Attorney authorizing signature
99.1		Internal Market Rules, filed as Exhibit 99 to Registration Statement on Form S-1 on March 15, 1999 (File No. 333-74427)
*99.2		Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
*99.3		Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*
Filed herewith

†
Management agreements, compensatory plans or arrangements.

(b)
Reports on Form 8-K:

  On November 8, 2002, we filed a Form 8-K under Item 5. Other Events to communicate to our shareholders a new price for our common stock and the trade date on which this stock price would be effective. This stock price was established by the Board of Directors at its November 8, 2002 meeting.

INDEPENDENT AUDITORS REPORT

The Board of Directors of CH2M HILL Companies, Ltd.:

        We have audited the accompanying consolidated balance sheet of CH2M HILL Companies, Ltd. (an Oregon corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express on opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of the Company as of December 31, 2001, and for the two years in the period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Denver, Colorado February 21, 2003

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

ARTHUR ANDERSEN LLP
Denver, Colorado, February 15, 2002.

The report of Arthur Andersen LLP (Andersen) is a copy of the report previously issued by Andersen on February 15, 2002. We have not been able to obtain a re-issued report from Andersen. Andersen has not consented to the inclusion of its report in this Annual Report on Form 10-K. The report of Andersen refers to the consolidated balance sheets as of December 31, 2000 and statements of income, shareholders' equity and cash flows for the year ended December 31, 1999 not included herein. Because Andersen has not consented to the inclusion of its report in this Annual Report, it may be more difficult for you to seek remedies against Andersen and your ability to seek relief against Andersen may be impaired.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$106,438	$89,233
Receivables, net—
Client accounts	231,777	232,814
Unbilled revenue	111,542	112,931
Other	10,189	7,690
Prepaid expenses and other	11,180	9,210

Total current assets	471,126	451,878
Property, plant and equipment, net (Note 3)	22,944	16,786
Employee benefit plan assets	20,171	30,400
Intangible assets, net	22,972	18,164
Investments in unconsolidated affiliates	45,852	31,721
Other assets, net	5,573	7,124
Deferred income taxes	32,249	11,022

Total assets	$620,887	$567,095

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,781	$3,538
Accounts payable	74,362	62,815
Billings in excess of revenues	61,267	86,485
Accrued incentive compensation	35,830	34,948
Employee related liabilities	77,515	70,695
Accrued project costs	43,243	29,766
Current taxes payable	24,495	13,749
Other accrued liabilities	28,679	25,641
Current deferred income taxes	25,319	18,605

Total current liabilities	373,491	346,242
Other long-term liabilities	57,831	47,094
Long-term debt	9,264	6,873

Total liabilities	440,586	400,209

Commitments and contingencies (Notes 10, 12 and 18)
Shareholders' equity:
Preferred stock, Class A $0.02 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 30,259,587 and 29,329,519 issued and outstanding at December 31, 2002 and 2001, respectively	303	293
Additional paid-in capital	45,472	49,461
Retained earnings	151,877	122,222
Accumulated other comprehensive loss	(17,351)	(5,090)

Total shareholders' equity	180,301	166,886

Total liabilities and shareholders' equity	$620,887	$567,095

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income
(Dollars in thousands except per share)

	December 31, 2002	December 31, 2001	December 31, 2000
Gross revenue	$1,954,943	$1,923,436	$1,693,346
Equity in earnings of joint ventures and affiliated companies	44,040	17,084	13,392

Total revenues	1,998,983	1,940,520	1,706,738
Operating expenses:
Direct cost of services and overhead	(1,496,429)	(1,458,395)	(1,302,159)
General and administrative	(451,249)	(434,826)	(357,441)

Operating income	51,305	47,299	47,138
Other income (expense):
Interest income	1,622	4,021	2,762
Interest expense	(625)	(746)	(935)

Income before provision for income taxes	52,302	50,574	48,965
Provision for income taxes	(22,647)	(22,657)	(24,434)

Net income	$29,655	$27,917	$24,531

Net income per common share:
Basic	$0.97	$0.93	$0.83
Diluted	$0.94	$0.90	$0.82
Weighted average number of common shares:
Basic	30,494,990	30,002,883	29,448,939
Diluted	31,543,927	31,000,335	30,033,449

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Dollars in thousands)

	Class A Preferred Stock
			Common Stock		Total Class A Preferred and Common Shares				Accumulated Other Comprehensive Loss
						Additional Paid-in Capital	Comprehensive Income	Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 1999	12,095,220	$242	17,234,170	$172	29,329,390	$29,234		$69,774	$(2,330)	$97,092
Shares issued in connection with stock based compensation and employee benefit plans	—	—	1,839,613	18	1,839,613	26,020		—	—	26,038
Shares purchased and retired	—	—	(1,970,305)	(20)	(1,970,305)	(13,647)		—	—	(13,667)
Conversion of preferred stock into common stock	(12,095,220)	(242)	12,095,220	121	—	121		—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	$24,531	24,531	—	24,531
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	(2)	—	(2)	(2)

Comprehensive income	—	—	—	—	—	—	$24,529	—	—	—

Balances, December 31, 2000	—	—	29,198,698	291	29,198,698	41,728		94,305	(2,332)	133,992
Shares issued in connection with stock based compensation and employee benefit plans	—	—	2,081,703	21	2,081,703	28,734		—	—	28,755
Shares purchased and retired	—	—	(1,950,882)	(19)	(1,950,882)	(21,001)		—	—	(21,020)
Comprehensive income:
Net income	—	—	—	—	—	—	$27,917	27,917	—	27,917
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	(2,758)	—	(2,758)	(2,758)

Comprehensive income	—	—	—	—	—	—	$25,159	—	—	—

Balances, December 31, 2001	—	—	29,329,519	293	29,329,519	49,461		122,222	(5,090)	166,886
Shares issued in connection with stock based compensation and employee benefit plans	—	—	2,186,888	22	2,186,888	18,102		—	—	18,124
Shares purchased and retired	—	—	(1,256,820)	(12)	(1,256,820)	(22,091)		—	—	(22,103)
Comprehensive income:
Net income	—	—	—	—	—	—	$29,655	29,655		29,655
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	2,392	—	2,392	2,392
Minimum pension liability adjustments	—	—	—	—	—	—	(14,653)	—	(14,653)	(14,653)

Comprehensive income	—	—	—	—	—	—	$17,394

Balances, December 31, 2002	—	$—	30,259,587	$303	30,259,587	$45,472		$151,877	$(17,351)	$180,301

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	December 31, 2002	December 31, 2001	December 31, 2000
Cash flows from operating activities:
Net income	$29,655	$27,917	$24,531
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	12,571	11,859	9,705
Write-off of equity investment	10,000	—	—
Stock based compensation for employees and employee benefit plans	23,959	28,053	25,258
Allowance for uncollectible accounts	6,723	1,703	2,157
Deferred income taxes and other	(6,216)	4,464	(15,877)
Equity in undistributed earnings of Kaiser-Hill	(21,100)	(7,150)	3,082
Loss on sale of assets	537	556	47
Change in—
Receivables and unbilled revenue	(4,339)	(30,963)	(60,260)
Prepaid expenses and other	(8,451)	(8,964)	(8,629)
Accounts payable	10,215	(18,804)	28,259
Billings in excess of revenues	(25,343)	10,342	27,000
Other current liabilities	38,304	22,563	79,820

Net cash provided by operating activities	66,515	41,576	115,093
Cash flows from investing activities:
Capital expenditures	(5,941)	(7,749)	(7,920)
Investments and acquisitions, net of cash received	(11,945)	(16,000)	(2,250)

Net cash used in investing activities	(17,886)	(23,749)	(10,170)
Cash flows from financing activities:
Borrowing on long-term debt	—	44	4,998
Payments on long-term debt	(3,823)	(4,100)	(11,751)
Purchases and retirements of stock	(29,131)	(20,629)	(13,653)

Net cash used in financing activities	(32,954)	(24,685)	(20,406)
Effect on cash of cumulative translation adjustment	1,530	(983)	—

Increase (decrease) in cash and cash equivalents	17,205	(7,841)	84,517
Cash and Cash equivalents, beginning of year	89,233	97,074	12,557

Cash and Cash equivalents, end of year	$106,438	$89,233	$97,074

CH2M HILL COMPANIES, LTD.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share information)

(1)  Summary of business and significant accounting policies

        CH2M HILL Companies, Ltd. (CH2M HILL) is a project delivery firm founded in 1946. We provide engineering, consulting, design, construction, procurement, operations and maintenance, and program and project management services to federal, state, municipal and local government entities and federal government agencies, as well as private industry, in the U.S. and abroad. We are an employee-owned Oregon corporation. A substantial portion of professional fees arises from projects that are funded directly or indirectly by government entities.

        On November 6, 1998, the Board of Directors approved a new ownership program for CH2M HILL and adopted certain resolutions that were subsequently ratified by a vote of the shareholders on December 18, 1998. Such resolutions were effective January 1, 2000 and included, but were not limited to, adopting amendments to the Restated Bylaws and Articles of Incorporation which provide for the:

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

Principles of Consolidation

        The consolidated financial statements include the accounts of CH2M HILL and all of its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. Investments in non-controlled affiliates which are 50% or less owned are reported using the equity method. Certain amounts in prior years have been reclassified to conform with the current year presentation.

Pervasiveness of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

        CH2M HILL maintains a cash management system which provides for cash in the bank sufficient to pay checks as they are submitted for payment and invests cash in excess of this amount in interest bearing short-term investments such as certificates of deposit, commercial paper and repurchase agreements. These investments have original short-term maturities of less than three months and are considered cash equivalents in the consolidated balance sheets and statements of cash flows.

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

Intangible Assets

        Intangible assets are stated at fair value as of the date acquired in a business acquisition accounted for as a purchase, less accumulated amortization. CH2M HILL reviews intangible assets for impairment on an annual basis or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

Other Assets

        Other assets primarily includes capitalized software costs. The related amortization reflected in the statements of income totaled $1,210 in 2002, $2,524 in 2001 and $1,046 in 2000.

Asset Impairment

        CH2M HILL reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets which are held and used in operations are considered impaired if the undiscounted future cash flows from the asset do not exceed the net book value. If impaired, the assets are written down to their estimated fair value.

Stock-Based Compensation Plans

        At December 31, 2002, CH2M HILL has several stock-based employee compensation plans, which are described in Note 15. CH2M HILL accounts for these plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The following table illustrates the proforma effect on net income and earnings per share if CH2M HILL had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	2002	2001	2000
Net income, as reported	$29,655	$27,917	$24,531
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	10,472	12,892	12,633
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(11,683)	(14,096)	(13,434)

Pro forma net income	$28,444	$26,713	$23,730

Earnings per share:
Basic—as reported	$0.97	$0.93	$0.83

Basic—pro forma	$0.93	$0.89	$0.81

Diluted—as reported	$0.94	$0.90	$0.82

Diluted—pro forma	$0.90	$0.86	$0.79

New Accounting Standards

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to an entity's commitment to an exit plan as prescribed under EITF No. 94-3. SFAS No. 146 also establishes that the initial liability be measured at fair value. SFAS No. 146 is effective for activities that are initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method for accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The provisions relating to interim periods are effective for interim periods beginning after December 15, 2002. CH2M HILL plans to continue to account for stock-based compensation under the intrinsic value method and to provide proforma disclosure of the impact of the fair value method on reported net income.

        In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,"

which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability at the inception of certain guarantees for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. CH2M HILL has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for guarantees entered into or modified after December 31, 2002.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which provides guidance on when to consolidate variable interest entities. FIN 46 requires certain disclosures regarding variable interest entities in financial statements issued after January 31, 2003. The provisions of FIN 46 are applicable to structures created after January 31, 2003. For structures created before February 1, 2003, CH2M HILL will adopt FIN 46 in the first quarter of 2004. FIN 46 may require CH2M HILL to consolidate certain variable interest entities such as the Trust, the 2002 Trust and CH2M HILL Canada, Ltd. in which we could be considered the primary beneficiary. However, management is currently assessing what impact FIN 46 may have on its financial position or results of operations.

        In November 2002, the EITF reached consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables," which established guidance to determine whether an entity should divide an arrangement with multiple deliverables into separate units of accounting. EITF No. 00-21 is required to be adopted for fiscal periods beginning after June 15, 2003. EITF No. 00-21 can be applied prospectively to new arrangements initiated after the date of adoption or as a cumulative catch-up adjustment. Management has not yet determined what impact EITF No. 00-21 will have on CH2M HILL's financial position or results of operations.

(2)  Accounts receivable

        The U.S. federal government accounted for 12.6% and 13.8% of our net receivables at December 31, 2002 and 2001, respectively. Receivables are stated at net realizable values. The changes in the allowance for uncollectible accounts consisted of the following:

	2002	2001	2000
Balance at beginning of year	$3,633	$8,820	$7,805
Provision charged to expense	6,723	1,703	2,157
Accounts written off	(3,239)	(2,564)	(1,142)
Account allowed for in prior years recovered in current year	—	(4,326)	—

Balance at end of year	$7,117	$3,633	$8,820

(3)  Property, plant and equipment

        Property, plant and equipment consist of the following:

	2002	2001
Land	$1,375	$—
Building and land improvements	4,029	1,037
Furniture, fixtures and equipment	35,875	35,812
Leasehold improvements	9,637	9,718

	50,916	46,567
Less: Accumulated depreciation	(27,972)	(29,781)

Net property, plant and equipment	$22,944	$16,786

(4)  Employee benefit plan assets

        Employee benefit plan assets consist of the following:

	2002	2001
Prepaid pension costs	$1,907	$13,946
Cash surrender value of life insurance policies	14,818	11,329
Other	3,446	5,125

Total employee benefit plan assets	$20,171	$30,400

(5)  Intangible Assets

        Intangible assets consist of the following:

	2002	2001
Contract-in-place	$24,081	$24,081
Patents and trademarks	5,196	—
Contracted backlog	2,513	—
Non-compete agreements and other	1,626	—

	33,416	24,081
Less: Accumulated amortization	(10,444)	(5,917)

Net intangible assets	$22,972	$18,164

        The contract-in-place is being amortized on a straight-line basis over the total life of the contract of seven years. The other intangible assets are being amortized over their expected useful lives of three to six years. The amortization expense reflected in the statements of income totaled $4,527 in 2002, $3,082 in 2001 and $4,155 in 2000.

(6)  Investments in unconsolidated affiliates

        CH2M HILL has the following material investments in affiliated unconsolidated companies which are accounted for under the equity method:

% Ownership
Domestic:
Kaiser-Hill Company, LLC	50%
CCI-RSCI	50%
Milwaukee Transportation Partners, LLC	50%
Pizzagalli/CCI Joint Venture	50%
MK/IDC (PSI)	50%
Holm II, Inc./CH2M HILL Constructors, Inc.	50%
CH2M HILL & Tucker, Young, Jackson, Tull, Inc.	50%
Jones/Hill Joint Venture	49%
Kakivik Asset Management	33%
Johnson Controls-Hill, LLC	25%
JAJMS/CH2M HILL	10%
Foreign:
CH2M HILL BECA, Ltd.	50%
CH2M PB JV Pte Ltd	50%
Bondi & Cronulla Wastewater Group	50%
NLCG&S	50%
CH2M HILL Odour Services	50%
CH2M HILL Canada, Ltd.	49%
BTC Group	33%

        CH2M HILL routinely enters into joint ventures to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. Our largest joint venture is Kaiser-Hill Company, LLC (Kaiser-Hill). Kaiser-Hill's revenues are derived from the U.S. Department of Energy's Performance Based Integrating Management Contract for the Rocky Flats Closure Project in Golden, Colorado. Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure costs. The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of our performance. During the years ended December 31, 2002 and 2001, CH2M HILL received distributions from Kaiser-Hill of $15,650 and $7,900, respectively.

        In 2001, we invested $10.0 million for a minority interest in CAI Investments, LLC (CAI), an international telecommunications investment company, which holds minority interests in various cable and wireless companies. During the quarter ended June 30, 2002, we concluded that the fair market value of our investment had declined materially and that this decline was not temporary because the value of CAI's holdings was impaired by rapidly deteriorating market conditions in the telecommunications industry and because of CAI's inability to secure timely financing for projects. Therefore, we recorded an asset impairment charge in the amount of the entire investment value of $10.0 million (which is estimated to be $3.6 million, net of incentive accrual reductions and related tax benefits).

        Summarized financial information for these affiliates is as follows:

	December 31,
	2002	2001
FINANCIAL POSITION:
Current assets	$169,635	$249,316
Noncurrent assets	87,317	49,667

	$256,952	$298,983

Current liabilities	$142,440	$215,930
Noncurrent liabilities	33,618	3,198
Owners' equity	80,894	79,855

	$256,952	$298,983

	Year Ended December 31,
	2002	2001	2000
RESULTS OF OPERATIONS:
Revenues	$964,647	$825,679	$801,784
Direct costs	851,542	759,719	755,000

Gross margin	113,105	65,960	46,784
General and administrative expenses	23,102	31,694	19,898

Operating income	90,003	34,266	26,886
Other income (expense), net	92	536	(2,155)

Net income	$90,095	$34,802	$24,731

(7)  Supplemental cash flow information

	2002	2001	2000
Cash paid during the year for:
Interest	$711	$732	$1,030

Taxes	$18,629	$31,696	$16,526

Details of Acquisitions:
Fair value of assets	$21,404	$5,000	$2,250
Liabilities	9,103	—	—

Cash paid	12,301	5,000	2,250
Less cash acquired	706	—	—

Net cash paid for acquisitions	$11,595	$5,000	$2,250

Other non-cash items:
Minimum pension liability adjustment	$14,653	$—	$—

(8)  Acquisitions

        In 2002, CH2M HILL acquired interests in the following entities for a total cost of $21,404, which was paid for by a combination of cash and the issuance and assumption of notes payable as follows:

  •
  Gee & Jensen Engineers-Architects-Planners, Inc. (Gee & Jensen), a ports industry business based in Florida

  •
  DeMil International, Inc., an unexploded ordnance business based in Illinois and Alabama

  •
  Equador PLC, an operational support systems business based in the United Kingdom

  •
  Facilities West, Inc., a facilities management business based in Arizona

  •
  EHS Consultants Limited, an environmental services firm based in Hong Kong

        Intangible assets recognized in these transactions amounted to $9,204, of which $8,414 was recognized in the EE&I operating segment, while $790 was recognized in the Industrial operating segment. There are no contingent payments related to these acquisitions.

        Effective December 22, 1999, CH2M HILL acquired the outstanding common stock of Lockheed Martin Hanford Corporation (Hanford), a wholly-owned subsidiary of Lockheed Martin Corporation. Hanford is an environmental management contractor that provides tank waste remediation services to the U.S. Department of Energy. The acquisition was accounted for under the purchase method of accounting. The total consideration paid through December 31, 2000 was $19,400 and resulted in $19,081 of a contract-in-place intangible asset. In 2001, CH2M HILL signed a new five-year contract with the U.S. Department of Energy that extended our contract through September 2006, for which we paid Lockheed Martin Corporation an additional $5,000. We are now committed to specific milestones for the duration of the contract. Fees are earned based on specific negotiated performance incentives. The original acquisition and the contract extension result in a total contract-in-place intangible asset of $24,081 that is being amortized over the life of the contract of seven years.

(9)  Fair Value of Financial Instruments

        The estimated fair value of CH2M HILL's financial instruments are as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$106,438	$106,438	$89,233	$89,233
Liabilities:
Long-term debt, including current portion	12,045	11,601	10,411	9,447
Other financial instruments:
Standby letters of credit	—	136	—	124
Line of credit	—	313	—	250

        The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturities of these instruments.

        The fair value of long-term debt, including the current portion, is estimated based on quoted market prices for the same or similar issues or on the current rates offered to CH2M HILL for debt of the same maturities. The fair value of notes payable to former shareholders is based on a discount rate equal to the prime rate at the end of the year.

        Standby letters of credit and line of credit fair values are based on fees currently charged for similar agreements.

(10) Line of credit

        CH2M HILL has an unsecured revolving credit agreement, as amended, with a maximum borrowing capacity of $125,000, which expires on June 17, 2005. The facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit.

        At the option of CH2M HILL, the facility bears interest at a rate equal to either the LIBOR plus 1.0% to 2.0%, the lender's prime rate, or 0.5% plus the federal funds rate, if greater than the lender's prime rate. A commitment fee of approximately 0.25% per year is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization.

        The agreement requires CH2M HILL to maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreement). The agreement also restricts the payment of dividends.

        CH2M HILL did not borrow on the credit facility during 2002 or 2001, and therefore no amounts were outstanding at December 31, 2002 and 2001. However, the agreement allows CH2M HILL to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At December 31, 2002 and 2001, there were $13,648 and $12,400 issued and outstanding letters of credit, respectively.

(11) Long-term debt

        CH2M HILL may repurchase shares from shareholders upon termination of employment or affiliation by issuing interest-bearing notes. The total amount outstanding for notes payable to former shareholders at December 31, 2002 and 2001 was $6,746 and $10,206, respectively. The interest rate on the notes is adjusted annually (on the anniversary dates of the notes) to 3/4 of the U.S. Federal Reserve Discount Rate on the first business day of each calendar year. At January 1, 2002, the interest rate on the notes was 0.94%. The notes are unsecured and payable in varying annual installments through 2009.

        As part of the Gee & Jensen acquisition, CH2M HILL issued a $1,000 note payable to a former shareholder, which matures in 2005 and bears interest at a fixed rate of 5.0%. In addition, CH2M HILL assumed a mortgage note on a building, which matures in 2010 and bears interest at a fixed rate of 9.4%. The principal balance of the mortgage note as of December 31, 2002 is $3,782.

        Future minimum principal payments on notes payable are as follows:

Year Ending
2003	$2,781
2004	2,200
2005	2,806
2006	1,289
2007	905
Thereafter	2,064

$12,045

(12) Operating lease obligations

        CH2M HILL has entered into certain noncancelable leases, which are being accounted for as operating leases. At December 31, 2002, future minimum operating lease payments are as follows:

Year Ending
2003	$49,439
2004	42,343
2005	35,952
2006	25,918
2007	21,105
Thereafter	26,232

$200,989

        During 2001, CH2M HILL and a trust (Trust) entered into an agreement whereby the Trust acquired land in Englewood, Colorado for the purpose of constructing and owning CH2M HILL's new corporate headquarters and another building. The construction of these two buildings was completed in October 2002. The Trust was formed to fund the construction, own the land and the two buildings and subsequently lease the facilities to CH2M HILL. The Trust was funded by equity and debt investments from independent third parties. The lease agreement was effective upon completion of construction. The lease agreement calls for monthly lease payments of approximately $350 for ten years and requires that CH2M HILL guarantee a residual value of the facilities of approximately $42,000. Upon completion of the lease term, subject to certain limitations, CH2M HILL has the option to purchase the facilities from the Trust at fair market value, which is currently estimated to be $53,000.

        In March 2002, a second trust (2002 Trust) was formed to fund the construction of an additional building adjacent to those owned by the Trust and subsequently lease the building to CH2M HILL. The construction was completed in December 2002. The 2002 Trust was also funded by equity and debt investments from independent third parties. The lease agreement was effective upon completion of construction. The lease agreement calls for monthly lease payments at a variable interest rate, estimated to be approximately $52 per month for up to ten years, based on current interest rates. In addition, the lease agreement requires that CH2M HILL guarantee a residual value of the additional building of approximately $17,600. Upon completion of the lease term, subject to certain limitations, CH2M HILL has the option to purchase the additional building from the 2002 Trust at fair market value, which is currently estimated to be $20,800.

        Rental expense charged to operations was $56,949, $53,000 and $46,130 during 2002, 2001 and 2000, respectively. Certain of CH2M HILL's operating leases contain provisions for a specific rent-free period. CH2M HILL accrues rental expense during the rent-free period based on total expected rent payments to be made over the life of the related lease.

(13) Income taxes

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

        Income from continuing operations before income taxes includes the following:

	2002	2001	2000
U.S. income	$58,897	$21,160	$40,242
Foreign income (loss)	(6,595)	29,414	8,723

Income before taxes	$52,302	$50,574	$48,965

        The provision for income taxes for the years ended December 31 is comprised of the following:

	2002	2001	2000
Current income tax expense:
Federal	$23,252	$4,446	$33,424
Foreign	1,357	12,789	5,640
State and local	4,254	958	7,198

Total current taxes	28,863	18,193	46,262

Deferred tax (benefit) expense:
Federal	(5,263)	3,673	(17,960)
State	(953)	791	(3,868)

Total deferred tax (benefit)	(6,216)	4,464	(21,828)

Total tax expense	$22,647	$22,657	$24,434

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to CH2M HILL's effective income tax rate for the years ended December 31 were as follows:

	2002	2001	2000
Pretax income	$52,302	$50,574	$48,965
Federal statutory rate	35%	35%	35%

Expected tax expense	18,306	17,701	17,138
Reconciling items:
State income taxes	2,765	623	4,679
Disallowed expenses and exclusions	1,598	1,693	1,570
Foreign operating losses	1,656	1,636	1,906
Other	(1,678)	1,004	(859)

Provision for income taxes	$22,647	$22,657	$24,434

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 were as follows:

	2002	2001
Deferred tax assets:
Foreign net operating losses	$3,551	$3,600
Accrued employee benefits	37,134	18,877
Investments in affiliates	—	2,639

Total deferred tax assets	40,685	25,116
Valuation allowance	(3,551)	(3,600)

Net deferred tax assets	37,134	21,516

Deferred tax liabilities:
Deferred recognition of income until collection occurs	23,801	23,899
Investments in affiliates	2,246	—
Depreciation and amortization	4,157	5,200

Total deferred tax liabilities	30,204	29,099

Net deferred tax asset (liability)	$6,930	$(7,583)

        A valuation allowance is required to be established for those deferred tax assets that it is more likely than not that they will not be realized based upon certain estimated circumstances. The above valuation allowances relate to foreign net operating losses of $10,248 and $9,600 for the years ended December 31, 2002 and 2001, respectively, which will require taxable income within the applicable foreign subsidiary in order for the deferred tax asset to be realized. The foreign net operating losses generally may be carried forward indefinitely.

        Undistributed earnings of CH2M HILL's foreign subsidiaries amounted to approximately $36,434 at December 31, 2002. Those earnings are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, CH2M HILL would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred U.S. income would be available to reduce most of the resulting U.S. tax liabilities.

(14) Earnings per share

        The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares outstanding during the period and, to the extent dilutive, common stock equivalents consisting of stock options. The differences between the basic and diluted shares at December 31, 2002, 2001 and 2000 are attributable to the dilutive effect of stock options outstanding at the end of the periods.

(15) Employee benefit plans

Retirement and Tax-Deferred Savings Plan

        The Retirement and Tax-Deferred Savings Plan (401(k) Plan) is a profit sharing plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. Employees are eligible to participate in the 401(k) Plan on the first date of hire with respect to employee contributions and matching contributions. Each eligible employee begins to participate in the 401(k) Plan with respect to defined contributions as of the first day of the first month that begins on or after the eligible employee completes a twelve-month period of service during which the employee is credited with at least 1,000 hours of service.

        The 401(k) Plan allows for both matching cash and stock contributions. Matching contributions may be made in an amount that is based on a percentage of the employee's contributions for the calendar quarter up to 4% of the employee's base compensation. The amount of the employer's contribution, if any, is determined by the Board of Directors of CH2M HILL.

        Expenses related to contributions made in common stock for the 401(k) Plan for 2002, 2001 and 2000 were $6,405, $6,858 and $4,450, respectively.

Deferred Compensation Plans

        CH2M HILL has several nonqualified deferred compensation programs that provide benefits payable to officers and certain highly compensated employees at specified future dates, upon retirement, or death. Both the Deferred Compensation Plan (DCP) and the Executive Deferred Compensation Plan utilize a rabbi trust arrangement. During the years ended December 31, 2002 and 2001, a total of 762,444 shares and 310,096 shares, respectively, were contributed to the deferred compensation plans. The DCP provides for participants to defer their base bay and incentive pay, in cash or common stock, on a pre-tax basis. The deferred compensation plans have several hypothetical investment options that a participant may choose to invest the cash portion of their deferred compensation. Each hypothetical investment option is based on an investment fund that is similar to the 401(k) Plan. All deferrals of common stock must remain invested in common stock and are distributed in common stock.

        The Deferred Compensation Retirement Plan (DCRP) provides for CH2M HILL to pay the "Account Value" to a participant, if the participant retires from CH2M HILL on or after age 65. The Account Value is equal to (a) the present value of the "Calculated Benefit" at age 65 minus (b) the cash surrender value of the split dollar life insurance policies used to fund this plan (after return of premiums paid by CH2M HILL). The benefits of the DCRP are funded by the offsetting benefit plans and the cash surrender value of the split dollar life insurance policies. To the extent that the offsetting benefit plans and the split dollar life insurance policies do not cover the cost of the benefit, the Account Values will be paid from CH2M HILL general assets.

        At December 31, 2002 and 2001, the liability under the deferred compensation plans amounted to $8,045 and $3,326, respectively, and is included in other long-term liabilities. To assist in funding the deferred compensation liabilities, CH2M HILL has invested in corporate-owned life insurance policies. The cash surrender value of these policies included in employee benefit plan assets was $14,818 and $11,329 at December 31, 2002 and 2001, respectively.

1999 Stock Option Plan

        CH2M HILL's 1999 Stock Option Plan was approved by the Board of Directors on November 6, 1998 to reserve 8,000,000 shares of CH2M HILL common stock for issuance upon exercise of stock options granted under this plan. Stock options are granted at an exercise price equal to the fair market value of CH2M HILL's common stock at the date of grant. Stock options granted generally become exercisable 25%, 25% and 50% after one, two and three years, respectively, and have a term of five years from date of grant.

        The following table summarizes the activity relating to stock options:

	Stock Options	Weighted Average Exercise Price
Stock Options:
Options outstanding, December 31, 1999	2,567,198	$4.31
Granted	1,190,172	6.78
Exercised	(31,640)	4.31
Forfeited	(242,316)	4.83

Options outstanding, December 31, 2000	3,483,414	5.12
Granted	892,260	9.81
Exercised	(138,839)	4.61
Forfeited	(182,296)	5.87

Options outstanding, December 31, 2001	4,054,539	6.13
Granted	1,069,135	11.22
Exercised	(410,774)	4.76
Forfeited	(109,857)	8.29

Options outstanding, December 31, 2002	4,603,043	7.39

        The weighted average fair values of stock options granted during 2002, 2001 and 2000 were $988, $875 and $1,089, respectively, and were estimated using the minimum value method with the following weighted average assumptions:

	2002	2001	2000
Risk-free interest rate	2.23%	3.59%	5.17%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	3.87 Years	3.00 Years	3.00 Years
Expected volatility	0.001%	0.001%	0.001%

        The following table summarizes information about stock options outstanding at December 31, 2002:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.31	1,753,272	1.18 Years	$4.31	1,751,772	$4.31
$6.34-$9.75	1,733,816	2.65 Years	8.07	653,470	7.61
$10.10-$11.58	1,115,955	4.11 Years	11.16	20,115	10.41

	4,603,043	2.45 Years	7.39	2,425,357	5.25

Payroll Deduction Stock Purchase Plan

        In November 1999, CH2M HILL established the Payroll Deduction Stock Purchase Plan (PDSPP) which provides for the purchase of common stock at 90% of the market value as of the date of purchase through payroll deductions by participating employees. CH2M HILL has reserved 3,000,000 shares of common stock to be issued under the PDSPP. Eligible employees may purchase common stock totaling up to 15% of an employee's compensation through payroll deductions. An employee cannot purchase more than $25 of common stock under the PDSPP in any calendar year. The PDSPP is intended to qualify under Section 423 of the Internal Revenue Code.

        During the years ended December 31, 2002, 2001 and 2000, a total of 870,531 shares, 822,164 shares and 639,567 shares, respectively, were issued under the PDSPP, for total proceeds of $8,921, $7,624 and $4,329, respectively.

        The weighted average fair values of purchase options attributable to the PDSPP during 2002, 2001 and 2000 were $1,023, $887 and $518, respectively, and were estimated using the minimum value method with the following weighted average assumptions:

	2002	2001	2000
Risk-free interest rate	1.45%	2.17%	5.60%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	0.25 Years	0.25 Years	0.25 Years
Expected volatility	0.001%	0.001%	0.001%

Phantom Stock Plan

        In January 2000, CH2M HILL established the Phantom Stock Plan, which provides eligible individuals with added incentives to continue in the long-term service of CH2M HILL. Eligible individuals are generally individuals who are not residents of the U.S. Phantom Stock grants are 100% vested on the grant date and may be redeemed after six months from the grant date. The value of phantom stock is equal to the fair market value of CH2M HILL's common stock. All amounts granted under the Phantom Stock Plan are payable in cash only and are generally granted in connection with the Short and Long Term Incentive Plans. Compensation expense is measured by the value of the units on the grant date.

        During the years ended December 31, 2002, 2001 and 2000, a total of 148,894, 95,827 and 59,430 phantom stock units, respectively, were granted under the Phantom Stock Plan. At December 31, 2002, there were 165,234 units that remained outstanding.

        The fair values of the units granted under the Phantom Stock Plan during 2002, 2001 and 2000 were $11.21, $9.75 and $6.34, respectively.

Stock Appreciation Rights Plan

        In February 1999, CH2M HILL established the Stock Appreciation Rights (SARs) Plan. Eligible individuals are generally individuals who are not residents of the U.S. SARs are granted at an exercise price equal to the fair market value of CH2M HILL's common stock and generally become exercisable 25%, 25% and 50% after one, two and three years, respectively, and have a term of five years from date of grant. All amounts granted under the SARs Plan are payable in cash only. Compensation expense under this plan is based on the vesting provisions and the fair market value of CH2M HILL's common stock.

        During the years ended December 31, 2002, 2001 and 2000, a total of 113,100, 83,940 and 92,749 SARs, respectively, were granted. At December 31, 2002, there were 332,852 SARs that remained outstanding.

        The weighted fair values of SARs granted during 2002, 2001 and 2000 were $11.27, $9.82 and $6.75, respectively.

Short Term Incentive Plan

        In January 2000, CH2M HILL established the Short Term Incentive Plan (STIP) to aid in the motivation, recruitment, retention and reward of employees. Management determines which employees, directors, and consultants participate in the STIP. A participant must be employed on the grant date of the award in order to be eligible to receive the award and on the date of the award payout in order to be eligible to receive the actual payout.

        During the years ended December 31, 2002, 2001 and 2000, a total of 1,170,676 shares, 1,333,058 shares and 1,058,058 shares, respectively, were granted under the STIP.

        The fair values of the shares granted under the STIP during 2002, 2001 and 2000 were $11.21, $9.75 and $6.34, respectively.

        Expenses related to common stock awards under the STIP amounted to $11,613, $13,755 and $14,765 in 2002, 2001 and 2000, respectively.

Long Term Incentive Plan

        In January 1999, CH2M HILL established the Long Term Incentive Plan (LTIP) to reward certain executives, project managers, and technologists for the creation of value in the organization through the achievement of specific long-term goals of earnings growth and strategic imperatives for CH2M HILL as well as individual goals. The Board of Directors of CH2M HILL determines which employees are eligible to participate in the LTIP in any program year. The LTIP consists of a new 3-year program each year.

        During the year ended December 31, 2002, a total of 553,335 shares were issued under the LTIP at a fair value of $11.21.

        Expenses related to common stock awards under the LTIP amounted to $5,332, $7,440 and $6,043 in 2002, 2001 and 2000, respectively.

(16) Other employee benefits

Pension and Other Postretirement Benefits

        CH2M HILL has three noncontributory defined benefit pension plans. Plan benefits in two of the plans were frozen while one plan remains active. Benefits are based on years of service and compensation during the span of employment. Funding for these plans is provided through contributions based on recommendations from the plans' independent actuaries. Plan assets consist primarily of corporate debt instruments and U.S. government securities.

        CH2M HILL sponsors a medical benefit plan for retired employees of three subsidiaries. The plan is contributory, with retiree premiums based on service at retirement. The benefits contain limitations and a cap on future cost increases. CH2M HILL funds postretirement medical benefits on a pay-as-you-go basis.

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Plan assets in excess of benefit obligations:
Benefit obligation at December 31	$—	$(64,737)
Fair value of plan assets at December 31	—	70,946

Funded status	$—	$6,209

Benefit obligations in excess of plan assets:
Benefit obligation at December 31	$(101,312)	$(21,803)	$(14,315)	$(13,812)
Fair value of plan assets at December 31	80,783	14,852	—	—

Unfunded status	$(20,529)	$(6,951)	$(14,315)	$(13,812)

Amounts recognized in the balance sheet:
Prepaid (accrued) benefit cost	$(12,358)	$13,946	$(12,261)	$(10,901)
Intangible asset	1,907	—	—	—
Deferred income taxes	9,289	—	—	—
Accumulated other comprehensive income	14,653	—	—	—

Net amount recognized	$13,491	$13,946	$(12,261)	$(10,901)

Weighted average assumptions at December 31:
Discount rate	6.95%	7.25%	6.95%	7.25%
Expected return on plan assets	8.00-9.25%	8.00-9.25%	—	—
Rate of compensation increase	5.00%	5.00%	—	—

For measurement purposes, a 9.35% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5.2% for 2011 and to remain at that level thereafter.

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Net periodic benefit cost	$2,791	$1,990	$1,808	$1,860
Employer contributions	2,337	5,003	—	—
Participant contributions	—	—	326	221
Benefit payments	(3,648)	(3,181)	(774)	(524)

        CH2M HILL recorded a minimum pension liability adjustment of $14,653, net of taxes of $9,289, at December 31, 2002, as required by FASB Statement No. 87. The adjustment is reflected in other comprehensive income and is prescribed when the accumulated benefit obligation exceeds the fair value of the underlying pension plan assets. This non-cash charge to shareholders' equity will be reviewed next year in connection with the annual actuarial valuation of the pension plans and is subject to adjustment at that time.

(17) Segment information

        CH2M HILL operates in three reportable segments that offer different services to different customers. The segments are managed separately because each business requires different business and marketing strategies. Environmental, Energy, and Infrastructure (EE&I) includes management, consulting, design, construction and procurement services to the environmental, nuclear, energy, systems and transportation industries. Water focuses on the planning, design and implementation of water supply systems and wastewater treatment facilities as well as providing operations and maintenance services to water and wastewater facility operators. Industrial provides design, construction, specialized manufacturing support and sustained facility services support to high-technology manufacturing companies, food and beverage processing businesses, and fine chemical and pharmaceutical manufacturers.

        CH2M HILL evaluates performance based on several factors, of which the primary financial measure is profit before tax. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Inter-segment sales are accounted for at fair value as if the sales were to third parties. Other includes the elimination of inter-segment sales and unallocable corporate expenses.

        Certain financial information for each segment is provided below:

2002	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$1,116,562	$612,700	$225,681	$—	$1,954,943
Inter-segment sales	6,096	13,664	1,914	(21,674)	—
Equity in earnings of joint ventures and affiliated companies	39,192	4,679	169	—	44,040
Depreciation and amortization	7,231	4,694	646	—	12,571
Interest income	584	768	270	—	1,622
Interest expense	248	277	100	—	625
Segment profit	33,412	24,768	2,368	(8,246)	52,302
Segment assets	320,136	222,219	78,532	—	620,887
2001	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$1,067,906	$577,364	$278,166	$—	$1,923,436
Inter-segment sales	15,791	11,442	1,225	(28,458)	—
Equity in earnings of joint ventures and affiliated companies	15,424	1,427	233	—	17,084
Depreciation and amortization	6,572	4,548	739	—	11,859
Interest income	1,604	1,645	772	—	4,021
Interest expense	289	207	250	—	746
Segment profit	30,556	19,589	11,830	(11,401)	50,574
Segment assets	292,900	200,396	73,799	—	567,095

2000	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$876,282	$501,430	$315,634	$—	$1,693,346
Inter-segment sales	10,874	8,138	—	(19,012)	—
Equity in earnings of joint ventures and affiliated companies	10,127	2,099	1,166	—	13,392
Depreciation and amortization	5,467	3,757	481	—	9,705
Interest income	730	1,010	1,022	—	2,762
Interest expense	396	282	257	—	935
Segment profit	27,519	19,270	10,066	(7,890)	48,965
Segment assets	236,811	114,084	164,520	—	515,415

        CH2M HILL derived approximately 36% in 2002, 36% in 2001 and 31% in 2000, of its total revenues from contracts with federal government agencies.

        Revenues are attributed to the country in which the services are performed. Although CH2M HILL provides services in numerous countries, no single country outside of the U.S. accounted for a significant portion of the total consolidated revenues.

	2002	2001	2000
U.S.	$1,802,463	$1,687,624	$1,445,741
International	196,520	252,896	260,997

Total	$1,998,983	$1,940,520	$1,706,738

(18) Contingencies

        CH2M HILL maintains a variety of commercial commitments that are generally made available to provide support for various provisions in its engineering and construction contracts. Letters of credit are provided to clients in the ordinary course of the contracting business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. CH2M HILL also posts surety bonds, which are contractual agreements issued by a surety, for the purpose of guaranteeing our performance on contracts. Bid bonds are also issued by a surety to protect owners and are subject to full or partial forfeiture for failure to perform obligations arising from a successful bid.

        Commercial commitments outstanding as of December 31, 2002 are summarized below:

	Amount of Commitment Expiration Per Period
Commercial Commitment	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed
Letters of credit	$13,638	$10	$—	$—	$13,648
Residual value guarantees	—	—	—	59,600	59,600
Surety bonds	269,442	187,309	105	3,658	460,514

Total	$283,080	$187,319	$105	$63,258	$533,762

Legal

        CH2M HILL is party to various legal actions arising in the normal course of its business, some of which involve claims of substantial amounts. Damages assessed in connection with and the cost of defending any such actions could be substantial. CH2M HILL's management believes that the levels of insurance coverage are generally adequate to cover CH2M HILL's liabilities, if any, with regard to such claims. CH2M HILL generally accrues amounts for retentions and deductibles when it is probable that a loss will be incurred and such loss is estimable. Gain contingencies or recoveries are rare and are usually recorded when the cash is collected and the contingencies are removed.

CH2M HILL Companies, Ltd.
Quarterly Financial Data
(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the Year Ended
	(In thousands except per share amounts)
2002
Revenues	$472,736	$475,760	$512,720	$537,767	$1,998,983
Operating income	10,079	6,005	12,312	22,909	51,305
Net income	5,914	3,284	7,170	13,287	29,655
Net income per common share
Basic	0.20	0.11	0.23	0.44	0.97
Diluted	0.19	0.10	0.23	0.42	0.94
2001
Revenues	$491,726	$484,863	$481,676	$482,255	$1,940,520
Operating income	10,048	11,141	13,927	12,183	47,299
Net income	6,096	6,342	7,817	7,662	27,917
Net income per common share
Basic	0.21	0.21	0.26	0.26	0.93
Diluted	0.20	0.20	0.25	0.25	0.90

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, Arapahoe County, State of Colorado, on the 18th day of March, 2003.

CH2M HILL Companies, Ltd.
By:	/s/ RALPH R. PETERSON Ralph R. Peterson President and Chief Executive Officer

        In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated, through their attorney-in-fact as appointed in the power of attorney of February 14, 2003.

Signature	Title	Date

/s/ RALPH R. PETERSON Ralph R. Peterson	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2003
/s/ SAMUEL H. IAPALUCCI Samuel H. Iapalucci	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 18, 2003
* Kenneth F. Durant	Director	March 18, 2003
* Donald S. Evans	Director	March 18, 2003
* James J. Ferris	Director	March 18, 2003
* Jerry D. Geist	Director	March 18, 2003
* Steven D. Guttenplan	Director	March 18, 2003
* Michael D. Kennedy	Director	March 18, 2003
* Susan D. King	Director	March 18, 2003

* Gregory T. McIntyre	Director	March 18, 2003
* David B. Price	Director	March 18, 2003
* Nancy R. Tuor	Director	March 18, 2003
* Barry L. Williams	Director	March 18, 2003
By:	*/s/ SAMUEL H. IAPALUCCI Samuel H. Iapalucci, as attorney-in-fact

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Ralph R. Peterson, Chief Executive Officer of CH2M HILL Companies, Ltd., certify that:

1.
I have reviewed this annual report on Form 10-K of CH2M HILL Companies, Ltd.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/c/ Ralph R. Peterson Ralph R. Peterson Chief Executive Officer

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Samuel H. Iapalucci, Chief Financial Officer of CH2M HILL Companies, Ltd., certify that:

1.
I have reviewed this annual report on Form 10-K of CH2M HILL Companies, Ltd.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/c/ Samuel H. Iapalucci Samuel H. Iapalucci Chief Financial Officer

KAISER-HILL COMPANY, LLC AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2002 and 2001

(With Independent Auditors' Report Thereon)

Independent Auditors' Report

The Members
Kaiser-Hill Company, LLC:

        We have audited the accompanying consolidated balance sheet of Kaiser-Hill Company, LLC (the Company) and Subsidiary as of December 31, 2002, and the related consolidated statements of income, members' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary consolidating information based on our audit. The 2001 and 2000 consolidated financial statements of Kaiser-Hill Company, LLC, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 25, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser-Hill Company, LLC and Subsidiary as of December 31 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado
February 4, 2003

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

        Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information contained in Schedules I and II is presented for purposes of additional analysis of the consolidated financial statements, rather than to present the financial position and the results of operations and cash flows of the individual companies. This information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Denver, Colorado
January 25, 2002

The report of Arthur Andersen LLP (Andersen) is a copy of the report previously issued by Andersen on January 25, 2002. We have not been able to obtain a re-issued report from Andersen. Andersen has not consented to the inclusion of its report in this Annual Report on Form 10-K. The report of Andersen refers to the consolidated balance sheets as of December 31, 2000 and statements of income, members' equity and cash flows for the year ended December 31, 1999 not included herein. Because Andersen has not consented to the inclusion of its report in this Annual Report, it may be more difficult for you to seek remedies against Andersen and your ability to seek relief against Andersen may be impaired.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2002 and 2001

(Amounts in thousands of dollars)

	2002	2001
Assets
Current assets:
Cash and cash equivalents	$16,071	19,448
Current portion of unbilled contract receivables	98,458	114,380
Due from employees	51	114
Prepaid expenses and other current assets	450	2,114

Total current assets	115,030	136,056
Unbilled contract receivables, net of current portion	77,352	17,099
Prepaid expenses, long-term	1,128	—
Deferred financing costs, net of accumulated amortization of $271 and $183, respectively	254	342

	$193,764	153,497

Liabilities and Members' Equity
Current liabilities:
Accounts payable and payables to subcontractors	$74,916	94,708
Current portion of employee incentive plan	10,594	9,300
Accrued vacation	11,485	11,581
Accrued salaries and employee benefits	9,724	8,780
Payable to Members	867	1,008

Total current liabilities	107,586	125,377
Employee incentive plan, net of current portion	28,644	12,800

	136,230	138,177
Contingencies (note 7)
Members' equity	57,534	15,320

	$193,764	153,497

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Statements of Income

Years ended December 31, 2002, 2001, and 2000

(Amounts in thousands of dollars)

	2002	2001	2000
Gross revenue	$732,718	718,788	673,751
Subcontractor costs and direct material costs	(367,355)	(417,180)	(417,203)

Service revenue	365,363	301,608	256,548
Direct cost of service and overhead	(291,986)	(271,977)	(236,671)

Operating income	73,377	29,631	19,877
Other income (expense):
Interest income	232	569	669
Interest expense	(95)	(116)	(110)

Net income	$73,514	30,084	20,436

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Statements of Members' Equity

Years ended December 31, 2002, 2001, and 2000

(Amounts in thousands of dollars)

	Kaiser KH Holdings, Inc.	CH2M HILL Constructors, Inc.	Total
Members' equity, December 31, 1999	$3,600	3,600	7,200
Net income	10,218	10,218	20,436
Distributions	(13,300)	(13,300)	(26,600)

Members' equity, December 31, 2000	518	518	1,036
Net income	15,042	15,042	30,084
Distributions	(7,900)	(7,900)	(15,800)

Members' equity, December 31, 2001	7,660	7,660	15,320
Net income	36,757	36,757	73,514
Distributions	(15,650)	(15,650)	(31,300)

Members' equity, December 31, 2002	$28,767	28,767	57,534

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001, and 2000

(Amounts in thousands of dollars)

	2002	2001	2000
Cash flows from operating activities:
Net income	$73,514	30,084	20,436
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	88	88	88
Changes in assets and liabilities:
Increase in contract receivables	(44,331)	(6,548)	(17,664)
Decrease (increase) in due from employees	63	(92)	(22)
Decrease (increase) in prepaids and other current assets	1,664	(1,759)	(355)
(Increase) in long-term prepaids	(1,128)	—	—
(Decrease) increase in accounts payable and payables to subcontractors	(19,792)	(6,736)	10,972
Increase in employee incentive plan	17,138	22,100	—
Increase (decrease) in other accrued expenses	848	(3,558)	9,202
(Decrease) increase in payable to Members	(141)	492	(216)

Net cash provided by operating activities	27,923	34,071	22,441

Cash flows from financing activities:
Distributions to Members	(31,300)	(15,800)	(26,600)
Proceeds from credit facility	37,700	29,900	42,000
Payments on credit facility	(37,700)	(35,900)	(36,000)

Net cash used in financing activities	(31,300)	(21,800)	(20,600)

Net (decrease) increase in cash and cash equivalents	(3,377)	12,271	1,841
Cash and cash equivalents, beginning of year	19,448	7,177	5,336

Cash and cash equivalents, end of year	$16,071	19,448	7,177

Supplemental cash flow information:
Cash paid for interest	$7	28	22

See accompanying notes to consolidated financial statements.

KAISER HILL COMPANY, LLC

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(1)    Organization

        Kaiser-Hill Company, LLC was formed on October 24, 1994. The principal business of the Company is to procure, execute, deliver, and perform under a contract with the Department of Energy (DOE) to manage the programs and operate the DOE facilities at Rocky Flats Environmental Technology Site (RFETS) in Golden, Colorado. The mission of the RFETS is directed toward cleanup, deactivation, and preparation for decontamination and disposition of these DOE facilities.

        The Company is a limited liability company owned equally by Kaiser KH Holdings, Inc., a wholly owned subsidiary of Kaiser Group Holdings, Inc. (formerly known as Kaiser Group International, Inc.) (Kaiser), and CH2M HILL Constructors, Inc., an indirect wholly owned subsidiary of CH2M HILL Companies, Ltd. (CH2M HILL) (collectively the Members). Net profits and/or losses and distributions thereof are allocated equally to the Members.

        At December 31, 2002, the Company employed approximately 1,480 hourly workers and approximately 500 salaried workers. Approximately 84% of the hourly employees are represented by United Steel Workers of America under a collective bargaining agreement which expires on January 15, 2007.

        On January 24, 2000, the Company and the DOE entered into a new contract effective February 1, 2000. The new contract is in effect under the physical completion of the Rocky Flats Closure Project including closure, disposal of nuclear material, demolition of facilities, environmental remediation, waste disposal, infrastructure and general site operations. Under the new contract, the Company has the opportunity to earn an additional fee if the total costs incurred are below the contract target cost or the completion of the site closure is before March 31, 2007. In addition, the Company can lose a portion of its fee if the costs exceed an amount equal to $200 million above the contract target cost or the site closure is after March 31, 2007. The modified maximum and minimum fee available to be earned by the Company through the date of closure is $463 million and $151 million, respectively.

(2)    Significant Accounting Policies

  (a) Principles of Consolidation

        The consolidated financial statements include the Company and its wholly owned subsidiary Kaiser-Hill Funding Company, LLC. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

  (b) Revenue Recognition

        Under the contract (the Contract), revenue is recognized using the percentage of completion method whereby revenue is accrued in an amount equal to cost plus management's best estimate of incentive fees. Incentive fees are estimated based on projected total contract costs and site closure date. The Company continually monitors its progress towards the completion dates and its estimated costs at completion and will modify its estimates of fees to be earned as needed. Changes in these estimates could have a significant effect on future earnings of the Company. During 2002, management revised its estimate of projected cost at completion based upon the Company's current progress under the Contract. The change in estimate results in approximately $20,400,000 of additional incentive fees to be recognized over the life of the Contract. The Company recognized approximately $14,900,000 in additional revenue during the year ended December 31, 2002 due to the change in estimate.

  (c) Statements of Cash Flows

        For purposes of the statements of cash flows, the Company considers cash in checking and short-term investments with original maturities of three months or less to be cash and cash equivalents.

        The Company maintains its cash accounts primarily with banks located in Colorado, New York, and Washington D.C. Cash balances are insured by the FDIC up to $100,000 per bank and cash equivalents are not insured by the FDIC. As of December 31, 2002, the majority of the cash balance was made up of cash equivalents.

  (d) Income Taxes

        No provision for the payment of income taxes has been made in the accompanying consolidated financial statements related to the activities of the Company since the Members each report their share of the Company's taxable income in their respective individual income tax return.

  (e) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        As discussed in Note 2(b), revenue under the Contract is recognized using the percentage of completion method whereby revenue is accrued in an amount equal to cost plus management's best estimate of incentive fees. Incentive fees are estimated based on projected total contract costs and site closure date. Changes in these estimates could have a significant effect on the future earnings of the Company.

  (f) New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe its adoption will effect the financial statements of the Company.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when an entity commitment to an exit plan as prescribed under EITF No. 94-3. SFAS No. 146 also establishes that the initial liability be measured at fair value. SFAS No. 146 is effective for activities that are initiated after December 31, 2002 and management does not believe its adoption will effect the financial statements of the Company.

  (g) Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

(3)    Related Party Transactions

        In 2002 and 2001, the Members were subcontracted by the Company to perform certain tasks under the Contract. The "Payable to Members" in the accompanying balance sheets as of December 31, 2002 and 2001 consists of $250,000 and $118,000 respectively, to Kaiser and $617,000 and $890,000, respectively, to CH2M HILL for these subcontracted tasks. These payables are non-interest bearing.

        In addition, costs incurred related to work performed by CH2M HILL, the majority of which are reimbursable and billed under the Contract, were approximately $473,000 in 2002, $851,000 in 2001, and $799,000 in 2000.

(4)    Contract Receivables

        Contract receivables as of December 31, 2002 and 2001 primarily represent unbilled receivables due under the Contract. Unbilled receivables result from revenue and estimated fee that have been earned by the Company but not billed to the DOE as of the end of the period. Unbilled receivables can be invoiced at contractually defined intervals and milestones. Management anticipates that the current portion of unbilled receivables will be billed and collected in less than one year. Current unbilled receivables primarily represent allowable costs, including subcontractor costs, that have not been submitted to the DOE for payment. These costs cannot be invoiced to the DOE until payment has been made by the Company to the vendor. In addition, under the terms of the Contract, the Company receives a cash payment of 50% of the incentive fee due on a quarterly basis. The remainder of the incentive fee, based on projected costs at completion and closure date, will be paid by the DOE upon the completion of the contract currently estimated to be December 31, 2006. As such, these amounts are classified as noncurrent in the accompanying consolidated balance sheets. As discussed above, any modifications or changes in the cost estimates or the site closure date will impact these outstanding amounts. The impact could increase or decrease such amounts depending upon the estimated charges.

        As of December 31, 2002 and 2001, the Company has $77.4 million and $17.1 million, respectively, of long-term unbilled receivables that represent incentive fee under the Contract. These can be billed at the completion of the Contract, currently estimated to be December 31, 2006. In addition, the Company has current unbilled receivables of $98.5 million and $114.4 million as of December 31, 2002 and 2001, respectively. This is comprised of $7.1 million and $8.2 million, respectively, of incentive fees and $91.4 million and $106.2 million, respectively, of direct reimbursable costs under the Contract that have all been billed since year end.

        The Company's contract receivables result primarily from its long-term contract with the DOE. As a consequence, management believes that credit risk is minimal.

(5)    Employee Incentive Plan

        In connection with the closure contract with the DOE, the Company implemented an employee incentive plan. There are two components to the plan. The first component represents a cash bonus which is earned and paid annually. The second component represents the issuance of performance units. These units are allocated to employees on an annual basis. The value of these units ultimately depend on the actual cost achieved and the closure date and range from $0 to $1 per unit. Employees remain eligible for these units as long as they are employed by the Company or left in good standing, as defined. Payments made for performance units will be paid in cash at the end of the Contract.

        As of December 31, 2002, the Company has issued approximately 34,708,750 performance units and the estimated value to be paid is accrued as employer incentive plan liability. The payments of the unit bonus will take place upon closure of the Contract and therefore the associated accrual is classified as a long-term employee incentive plan liability in the accompanying consolidated balance sheets.

(6)    Business Loan and Security Agreement

        The Company currently has a Business Loan and Security Agreement (the Agreement) with a bank. The term of the Agreement is through December 31, 2005. The Company, Kaiser and CH2M HILL granted a first lien security interest to the bank in all of the ownership and equity interest of the Company. As of December 31, 2002 and 2001, the Company had no amounts outstanding under the Agreement.

        Under the Agreement, the Company has available temporary financing for the payment of the Company's costs incurred under the Contract. This financing is utilized throughout the year for periods of less than one month as, under the terms of the Contract, the DOE must pay the Company's invoices within three business days of receipt. The funding level under the Agreement can not exceed a Maximum Borrowing Base calculated on the lesser of eligible billed and unbilled government accounts receivable, as defined, or $35,000,000. Under the terms of the Agreement, interest on the advances is calculated either under a rate based upon LIBOR or a rate based upon the higher of the Federal Funds Rate or the Prime Rate.

        In connection with the Agreement, the Company incurred $525,000 in loan origination fees, which are capitalized as deferred financing costs and are being amortized to interest expense over the life of the Agreement.

        The Agreement also contains various financial covenants, including tangible net worth, fixed charge ratio, and minimum cash balances requirements, among other restrictions. Management believes the Company was in compliance with all restrictive covenants throughout the year.

(7)    Contingencies

        The Company's reimbursable costs are subject to audit in the ordinary course of business by various U.S. Government agencies. Management is not presently aware of any significant costs, which have been, or may be, disallowed by any of these agencies.

(8)    Employee Benefit Plans

        In accordance with the Contract, the Company participates in several multi-employer benefit plans covering substantially all employees who meet length of service requirements. These plans include a defined benefit pension plan and two defined contribution plans, the latter of which provide for Company matching. The Company contribution amounts for the defined contribution plans were approximately $1,916,000, $1,343,000, and $608,000 for 2002, 2001, and 2000, respectively. No amounts were contributed to the defined pension benefit plans during 2002, 2001, and 2000 because current levels of funding did not require contributions to be made.

        The Company administers these benefit plans with benefits equivalent to the RFETS contractor benefit plans maintained by the contractor that preceded the Company at RFETS. Under the Contract, the Company recognizes the cost of benefit plans when paid, and such costs are reimbursed by the DOE. Any excess pension plan assets or unfunded pension plan liability which may currently exist or is remaining at the end of the DOE contract accrues to or is the responsibility of the DOE.