Form 10-Q
period 2003-03-31
CH2M HILL COMPANIES LTD
filed 2003-05-08
CIK 777491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission File Number 000-27261

CH2M HILL Companies, Ltd.
(Exact name of registrant as specified in its charter)

Oregon	93-0549963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9191 South Jamaica Street, Englewood, CO	80112-5946
(Address of principal executive offices)	(Zip Code)

(303) 771-0900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

As of May 2, 2003, the registrant had 31,515,130 shares of common stock, $0.01 par value per share, issued and outstanding.

CH2M HILL COMPANIES, LTD.

MARCH 31, 2003

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Balance Sheets

(Unaudited)

(Dollars in thousands)

	March 31, 2003	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$75,797	$106,438
Receivables, net -
Client accounts	210,722	231,777
Unbilled revenue	137,520	111,542
Other	9,052	10,189
Prepaid expenses & other	11,425	11,180
Total current assets	444,516	471,126
PROPERTY, PLANT & EQUIPMENT, net	22,679	22,944
OTHER ASSETS, net	124,468	126,817
TOTAL ASSETS	$591,663	$620,887

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$56,581	$74,362
Billings in excess of revenues	64,351	61,267
Accrued incentive compensation	16,860	35,830
Employee related liabilities	88,527	77,515
Other current liabilities	116,657	124,517
Total current liabilities	342,976	373,491
OTHER LONG-TERM LIABILITIES	59,088	57,831
LONG-TERM DEBT	8,607	9,264
Total liabilities	410,671	440,586

COMMITMENTS AND CONTINGENCIES (See Notes)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,393,775 and 30,259,587 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	314	303
Additional paid-in capital	40,491	45,472
Retained earnings	157,979	151,877
Accumulated other comprehensive loss	(17,792)	(17,351)
Total shareholders’ equity	180,992	180,301
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$591,663	$620,887

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Statements of Income

(Unaudited)

(Dollars in thousands except per share)

	Three-Month Period Ended March 31
	2003	2002
Gross revenue	$520,825	$468,049
Equity in earnings of joint ventures and affiliated companies	6,216	4,687
Total revenues	527,041	472,736
Operating expenses:
Direct cost of services and overhead	(414,827)	(360,465)
General and administrative	(101,775)	(102,192)
Operating income	10,439	10,079
Other income (expense):
Interest income	475	324
Interest expense	(153)	(64)
Income before provision for income taxes	10,761	10,339
Provision for income taxes	(4,659)	(4,425)
Net income	$6,102	$5,914

Net income per common share:
Basic	$0.20	$0.20
Diluted	$0.19	$0.19
Weighted average number of common shares:
Basic	30,658,612	30,121,676
Diluted	31,881,403	31,192,381

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three-Month Period Ended March 31
	2003	2002
NET CASH USED IN OPERATING ACTIVITIES	$(19,052)	$(5,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,276)	(2,444)
Acquisitions and investments	—	(4,414)
Net cash used in investing activities	(1,276)	(6,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(941)	(619)
Purchases and retirements of stock	(8,940)	(10,774)
Net cash used in financing activities	(9,881)	(11,393)

CASH EFFECT OF CUMULATIVE TRANSLATION ADJUSTMENT	(432)	(113)
DECREASE IN CASH AND CASH EQUIVALENTS	(30,641)	(24,237)
CASH AND CASH EQUIVALENTS, beginning of period	106,438	89,233
CASH AND CASH EQUIVALENTS, end of period	$75,797	$64,996

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

In the opinion of CH2M HILL Companies, Ltd.’s (CH2M HILL) management, the accompanying unaudited consolidated condensed financial statements of the interim period contain all adjustments necessary to present fairly the financial position of CH2M HILL as of March 31, 2003 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in CH2M HILL’s Form 10-K for the year ended December 31, 2002.

Shareholders’ Equity

The significant changes in shareholders’ equity for the three-month period ended March 31, 2003 are as follows:

	Shares	Amount

Shareholders’ Equity, December 31, 2002	30,259,587	$180,301
Net income	—	6,102
Shares issued in connection with stock-based compensation and employee benefit plans	1,862,206	3,970
Shares purchased and retired	(728,018)	(8,940)
Foreign currency translation adjustment	—	(441)
Shareholders’ Equity, March 31, 2003	31,393,775	$180,992

Supplemental Cash Flow Information

	Three-Month Period Ended March 31
	2003	2002
Cash paid during the period for:
Interest	$173	$128
Taxes	$5,835	$2,194

Details of Acquisitions:
Fair value of assets	$—	$9,888
Liabilities	—	5,474
Cash paid	$—	$4,414

Effective January 2003, we were awarded a new performance-based contract by the U.S. Department of Energy to accelerate the safe closure of the nuclear facilities at the former Mound Plant in Miamisburg, Ohio and to transition the site for industrial use.  As part of this non-cash transaction, we assumed $10,962 in current assets and $10,962 in current liabilities from the incumbent contractor related to in-process work and amounts due to subcontractors.

Stock-Based Compensation Plans

CH2M HILL accounts for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the proforma effect on net income and earnings per share if CH2M HILL had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The following proforma disclosures are required under SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure – an Amendment of SFAS No. 123.”

	Three-Month Period Ended March 31
	2003	2002
Net income, as reported	$6,102	$5,914
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,124	2,325
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,435)	(2,646)
Pro forma net income	$5,791	$5,593

Earnings per share:
Basic – as reported	$0.20	$0.20
Basic – pro forma	$0.19	$0.19
Diluted – as reported	$0.19	$0.19
Diluted – pro forma	$0.18	$0.18

New Accounting Standards

In January 2003, the FASB issued Interpretation (FIN) 46, “Consolidation of Variable Interest Entities,” which provides guidance on when to consolidate variable interest entities.  FIN 46 requires certain disclosures regarding variable interest entities in financial statements issued after January 31, 2003.  The provisions of FIN 46 are applicable to structures created after January 31, 2003.  For structures created before February 1, 2003, CH2M HILL will adopt FIN 46 in the first quarter of 2004.  FIN 46 may require CH2M HILL to consolidate certain variable interest entities such as the Trust, the 2002 Trust and CH2M HILL Canada, Ltd. in which we could be considered the primary beneficiary.  However, management is currently assessing what impact FIN 46 may have on its financial position and results of operations.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which established guidance to determine whether an entity should divide an arrangement with multiple deliverables into separate units of accounting.  EITF No. 00-21 is required to be adopted for fiscal periods beginning after June 15, 2003.  EITF No. 00-21 can be applied prospectively to new arrangements initiated after the date of adoption or as a cumulative catch-up adjustment.  Management has not yet determined what impact EITF No. 00-21 will have on CH2M HILL’s financial position or results of operations, if any.

(2)         SEGMENT INFORMATION

Certain financial information relating to the three-month periods ended March 31, 2003 and 2002 for each segment is provided below:

Three-Month Period Ended March 31, 2003	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$300,507	$168,587	$51,731	$—	$520,825
Inter-segment sales	1,374	3,869	173	(5,416)	—
Equity in earnings of joint ventures and affiliated companies	5,390	822	4	—	6,216
Segment profit (loss)	6,642	9,652	(3,322)	(2,211)	10,761

Three-Month Period Ended March 31, 2002	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$270,832	$143,714	$53,503	$—	$468,049
Inter-segment sales	1,627	3,147	407	(5,181)	—
Equity in earnings of joint ventures and affiliated companies	4,728	(58)	17	—	4,687
Segment profit (loss)	6,777	5,454	408	(2,300)	10,339

(3) COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended March 31, 2003 and 2002 is as follows:

	Three-Month Period Ended March 31
	2003	2002
Net income	$6,102	$5,914
Foreign currency translation adjustment	(441)	285
Comprehensive income	$5,661	$6,199

(4) EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share is based on the weighted average number of common shares outstanding during the period and, to the extent dilutive, common stock equivalents consisting of stock options. The difference between the basic and diluted shares at March 31, 2003 and 2002 is attributable to the dilutive effect of stock options outstanding at the end of each period.

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

As of March 31, 2003 and December 31, 2002, the total investments in these material unconsolidated affiliates were approximately $47,589 and $45,852, respectively, and are included in other assets in the accompanying consolidated condensed balance sheets.

CH2M HILL routinely enters into joint ventures to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. Our largest joint venture is Kaiser-Hill Company, LLC (Kaiser-Hill).  Kaiser-Hill’s revenues are derived from the U.S. Department of Energy’s Performance Based Integrating Management Contract for the Rocky Flats Closure Project in Golden, Colorado.  Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure costs.  The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of our performance.

Kaiser-Hill’s ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the U.S. Department of Energy and can be different from the earnings recognized for accounting purposes.  As the cleanup of the site progresses toward the targeted closure date of 2006, undistributed earnings, and therefore the investment balance, could continue to increase if Kaiser-Hill continues to perform at better than cost and schedule targets.  As of March 31, 2003 and December 31, 2002, the investment in Kaiser-Hill was $31,013 and $28,704, respectively.

Summarized financial information for the three-month periods ended March 31, 2003 and 2002, for the material unconsolidated affiliates is as follows:

	Three-Month Period Ended March 31
	2003	2002
RESULTS OF OPERATIONS:
Revenues	$227,845	$188,228
Direct costs	(211,079)	(172,313)
General and administrative expenses	(4,225)	(4,697)
Operating income	12,541	11,218
Other income (expense), net	82	(140)
Net income	$12,623	$11,078

 (6) COMMITMENTS AND CONTINGENCIES

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

CH2M HILL is party to certain contractual guarantees and various legal actions arising in the normal course of its business.  From time-to-time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with applicable regulatory requirements.  U.S. Government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties, or could lead to suspension or debarment from future U.S. Government contracting.  U.S. Government investigations often take years to complete and many result in no adverse action.  Damages assessed in connection with and the cost of defending any such actions could be substantial.

Management believes, after consultation with counsel, that such guarantees, litigation, and U. S. Government contract-related audits, investigations and claims should not have any material adverse effect on CH2M HILL’s consolidated financial statements.

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

•                           The source of our revenues and profits

•                           Why those revenues and profits were different from period to period

•                           Where our cash came from and how it was used

•                           How all of this affects our overall financial condition

This report contains “forward-looking statements,” as that term is defined in Federal securities laws, including information related to our anticipated future results of operations, business strategies, financing plans, competitive position, anticipated future economic conditions, industry trends, growth opportunities, and potential effects of future regulations. Although CH2M HILL’s management believes that its expectations are based on reasonable assumptions, these assumptions are subject to a wide range of business and technical risks explained in detail in CH2M HILL’s most recent Prospectus and Form 10-K that may cause actual results to differ materially from those stated or implied by these forward-looking statements.

As you read this section, you should also refer to our consolidated condensed financial statements and the accompanying notes as well as the CH2M HILL Form 10-K for the year ended December 31, 2002. These consolidated condensed financial statements provide additional information regarding our financial activities and condition.

This analysis may be important to you in making decisions about your investments in CH2M HILL.

Introduction

The engineering and construction industry continues to undergo substantial change as public and private clients privatize and outsource many of the services that were formerly provided internally. Numerous mergers and acquisitions in the industry have resulted in a group of larger firms that offer a full complement of single-source services including studies, design, construction, operation, maintenance and in some instances, facility ownership. Included in the current trend is the movement towards longer-term contracts for the expanded array of services. These larger, longer, more full-service contracts require us to have substantially greater financial capital than has historically been necessary, to remain competitive.

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

Summary

Net income for the three-month period ended March 31, 2003 was $6.1 million compared to $5.9 million in the same period of 2002. Our diluted earnings per share for the first quarter in 2003 and 2002 was $0.19. Revenues and pre-tax profit for the three-month period ended March 31, 2003 and 2002 by operating segment were as follows:

Three-Month Period Ended March 31

(in millions)

	Revenues				Pre-Tax Profit (Loss)
	2003		2002		2003	2002
EE&I	$305.9	58%	$275.5	58%	$6.6	$6.7
Water	169.4	32%	143.7	31%	9.7	5.4
Industrial	51.7	10%	53.5	11%	(3.3)	0.4
Corporate	—	—	—	—	(2.2)	(2.2)
Total	$527.0	100%	$472.7	100%	$10.8	$10.3

Results of Operations for the Three-Month Period Ended March 31, 2003 Compared to the Same Period of 2002

Revenues for the three-month period ended March 31, 2003 were $527.0 million compared to revenues of $472.7 million for the same period of 2002, an increase of $54.3 million or 11.5%.   The Environmental, Energy & Infrastructure (EE&I) segment reported increased revenues quarter over quarter of $30.4 million or 11.0%, while the Water segment reported increased revenues for the same period of $25.7 million or 17.9%. These revenue improvements were offset by a $1.8 million or 3.4% decline in revenues for the Industrial segment.

Pre-tax profit for the three-month period ended March 31, 2003 was $10.8 million compared to $10.3 million for the same period of 2002, an increase of $0.5 million or 4.9%.  This increase was primarily a result of strong performance in the Water segment, which reported an increase of $4.3 million, offset by decreases in the EE&I segment of $0.1 million and the Industrial segment of $3.7 million.

Environmental, Energy and Infrastructure

Revenues in the EE&I segment for the three-month period ended March 31, 2003 were $305.9 million compared to $275.5 million for the same period of 2002, an increase of $30.4 million or 11.0%. The increase in revenues for the three-month period ended March 31, 2003 was primarily due to improvements in the nuclear business, offset by a decline in the telecommunications business, as described below:

•

The nuclear business reported increased revenues of $32.4 million for the three-month period ended March 31, 2003 compared to the same period in 2002.  Effective January 2003, we were awarded a new performance-based contract by the U.S. Department of Energy to accelerate the safe closure of the nuclear facilities at the former Mound Plant in Miamisburg, Ohio and to transition the site for industrial use.  This new Mound Closure Project reported $25.8 million of revenues in the first quarter of 2003.  The remaining increase was due to the timing of certain delivery efforts at the U.S. Department of Energy’s Hanford River Protection Project.

•

The telecommunications business reported a decrease in revenue of $4.3 million quarter over quarter as we continue to demobilize several large projects due to the continuing downturn in the telecommunications industry. The telecommunications industry still shows no sign of recovery on the capital expenditure side, where much of our historical work has been. However, we continue to invest in this business in order to be positioned to compete for work in other sectors of the telecommunications industry.

Pre-tax profit in the EE&I segment for the three-month period ended March 31, 2003 was $6.6 million compared to $6.7 million in the same period of 2002, a decrease of $0.1 million. Pre-tax profit as a percentage of revenues was 2.2% compared to 2.4% in the same period of 2002.  Profit improvements were realized in the EE&I segment primarily due to indirect cost control measures taken in the first quarter of 2003.  These improvements were offset by project delivery issues in the energy business.

Water

Revenues in the Water segment for the three-month period ended March 31, 2003 were $169.4 million compared to $143.7 million for the same period in 2002. The $25.7 million increase for the three-month period ended March 31, 2003 compared to the same period in 2002, is attributable to growth in the water and wastewater business as well as the operations and maintenance business. The increases were a result of prior business development efforts in our design-build and traditional North America operations. Market conditions domestically and abroad continue to improve as utilities invest in water related facilities. These investments are driven by strong population and economic growth in certain regions, and capacity shortfalls and regulatory requirements in other regions.

Pre-tax profit in the Water segment for the three-month period ended March 31, 2003 was $9.7 million compared to $5.4 million for the same period of 2002. Pre-tax profit as a percentage of revenues for the three-month periods ended March 31, 2003 and 2002 was 5.7% and 3.8%, respectively. The improvement in the Water segment’s pre-tax profit year over year is due to increased revenues and service delivery improvements, combined with added efficiencies in business development and indirect cost controls.

Industrial

The Industrial segment reported revenues of $51.7 million for the three-month period ended March 31, 2003, of which $18.2 million was generated from the microelectronics industry. The revenues for the same period of 2002 were $53.5 million, of which $24.7 million was generated from the microelectronics industry.  The decrease of $1.8 million was comprised of a $6.5 million decrease in revenues from the microelectronics industry and an increase in revenues of $4.7 million from other industries, including food, pharmaceutical and facility services.  We anticipate that the economic downturn of the microelectronics industry will continue to negatively impact the Industrial segment’s results for the remainder of 2003.

The Industrial segment reported a pre-tax loss of $3.3 million for the three-month period ended March 31, 2003 versus $0.4 million of pre-tax profit for the same period in 2002.  The pre-tax loss is primarily the result of the downturn in the microelectronics industry, which tends to generate higher margins compared to the food, pharmaceutical and facility service industries.  Direct project costs, as a percentage of revenues, were comparable in 2003 compared to the same period in 2002. Indirect labor costs, which consist of salaries and benefits of all administrative personnel, plus salaries and benefits of technical personnel for hours not spent working on billable client services, decreased as a percentage of total labor costs. This decrease in non-billable labor was due both to increase in services sold in food, pharmaceutical and facility services industries and due to labor reductions in the microelectronics industry.  General and administrative costs decreased slightly over the prior year.

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

The earnings from Kaiser-Hill are reported as equity in earnings of joint ventures and affiliated companies, along with other joint ventures that are individually insignificant.  For the three-month period ended March 31, 2003, we reported equity in earnings of joint ventures and affiliated companies of $6.2 million compared to $4.7 million for the same period of 2002.  The earnings from Kaiser-Hill for the three-month period ended March 31, 2003 were $5.2 million compared to $4.4 million for the same period in 2002.  This increase in earnings at Kaiser-Hill is attributable primarily to the portion of the fee that is impacted by cost estimate reductions as a result of favorable performance on the Rocky Flats project for the U.S. Department of Energy. Effectively, excellent performance and innovative technology solutions have increased the likelihood of receiving a larger performance fee upon completion.

During the three-month period ended March 31, 2003, we recognized undistributed earnings from Kaiser-Hill of $2.3 million. Kaiser-Hill’s ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the U.S. Department of Energy and can be different from the earnings recognized for accounting purposes.  As the cleanup of the site progresses toward the targeted closure date of 2006, undistributed earnings could continue to increase if Kaiser-Hill continues to perform at better than cost and schedule targets.

The additional increase in equity in earnings of joint ventures and affiliated companies for the three-month period ended March 31, 2003 compared to the same period in 2002 is due to new joint ventures in both the Water and EE&I operating segments and improved profitability of continuing joint ventures.

Corporate Expenses

Corporate expenses for each of the three-month periods ended March 31, 2003 and 2002 were $2.2 million.  Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts.

Income Taxes

The income tax provision for the three-month period ended March 31, 2003 was $4.7 million, or an effective tax rate of 43.3%, compared to $4.4 million, or an effective tax rate of 42.8%, for the same period of 2002. Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, disallowed portions of meals and entertainment expenses, and non-deductible foreign net operating losses.

CH2M HILL has presented a claim to the Internal Revenue Service relating to the research and experimentation tax credit for fiscal years 1984 through 1999.  Although CH2M HILL is seeking resolution with the Internal Revenue Service, we will only recognize any tax benefits related to these credits when such benefits are more likely than not to be realized.  The amount of the tax credit claimed is significant, however, the ultimate amount to be realized and the timing of the recognition of the tax credit will depend upon the final resolution with the Internal Revenue Service.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the three-month period ended March 31, 2003, operations used $19.1 million of cash primarily due to a $32.7 million net decrease in working capital accounts.  The decrease was primarily the result of a decrease in accounts payable of $25.3 million and employee related accruals of $20.5 million offset by increases in other working capital accounts.  This net decrease in working capital was partially offset by earnings and other non-cash items for the period.

During the comparable period of 2002, operations used $5.9 million of cash due primarily to changes in working capital.  The change was primarily the result of a decrease in receivables of $20.0 million offset by decreases in accounts payable of $16.2 million and billings in excess of $22.1 million.  This net decrease in working capital was partially offset by earnings and other non-cash items for the period.

Cash Flows from Investing Activities

For the three-month period ended March 31, 2003, we used $1.3 million of cash in investing activities compared to $6.9 million for the same period of 2002.  In order to expand the scope of services we offer to our clients, we broadened our transportation business in January 2002 by acquiring an engineering and consulting firm in the ports industry for an initial cash outlay of $4.4 million.

Cash Flows from Financing Activities

For the three-month period ended March 31, 2003, we used $9.9 million of cash in financing activities, of which $8.9 million was used to purchase stock presented on the internal market. This compares to $11.4 million of cash used in financing activities for the same period of 2002, of which $10.8 million was used to purchase stock presented on the internal market. These transactions were funded by cash flows from operations. During the first three months of 2003 and 2002, we had no borrowings on our line of credit. As of March 31, 2003, there were no amounts outstanding on the line of credit.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

During 2001, CH2M HILL and a trust (Trust) entered into an agreement whereby the Trust acquired land in Englewood, Colorado for the purpose of constructing and owning CH2M HILL’s new corporate headquarters and another building. The construction of these two buildings was completed in October 2002. The Trust was formed to fund the construction, own the land and the two buildings and subsequently lease the facilities to CH2M HILL. The Trust was funded by equity and debt investments from independent third parties. The lease agreement was effective upon completion of construction. The lease agreement calls for monthly lease payments of approximately $0.4 million for ten years and requires that CH2M HILL guarantee a residual value of the facilities for approximately $42.0 million. Upon completion of the lease term, subject to certain limitations, CH2M HILL has the option to purchase the facilities from the Trust at fair market value, which is currently estimated to be $53.0 million.

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

Quantitative and Qualitative Disclosures about Market Risk

CH2M HILL is exposed to market risk from changes in interest rates and foreign exchange rates. This risk is monitored and managed to limit the effect of interest rate and foreign exchange rate fluctuations on earnings and cash flows. CH2M HILL’s interest rate exposure is generally limited to its unsecured revolving credit agreement and to its notes payable to former shareholders. Historically, we have used short-term variable rate borrowings under the revolving credit agreement on a limited basis. At March 31, 2003, there were no borrowings outstanding against the credit facility which has a maturity date of June 17, 2005. The interest rate on the notes payable to former shareholders is variable and fluctuates annually based on the U.S. Federal Reserve Discount Rate. These notes have varying maturities through 2009. CH2M HILL has two notes payable related to an acquisition in 2002, which have fixed interest rates of 9.4% and 5.0%, respectively and maturity dates in 2010 and 2005, respectively.  CH2M HILL has assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on the financial position of CH2M HILL.  CH2M HILL is also exposed to interest rate risk related to the 2002 Trust, as our monthly lease payment is based on a variable interest rate.  A 10% increase or decrease in interest rates related to our variable rate commitments would not have a material impact on the earnings of CH2M HILL.

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

Critical Accounting Policies

CH2M HILL’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires CH2M HILL to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities.  Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. CH2M HILL bases estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following is a summary of our most critical accounting policies:

•                  CH2M HILL’s revenue is primarily attributable to engineering and construction contracts wherein the contract revenue is recognized primarily on the percentage-of-completion method by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts.  In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials and labor, liability claims, contract disputes, or achievement of contractual performance standards.  Changes in total estimated contract costs and losses, if any, are recognized in the period they become known.

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

New Accounting Standards

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which provides guidance on when to consolidate variable interest entities.  FIN 46 requires certain disclosures regarding variable interest entities in financial statements issued after January 31, 2003.  The provisions of FIN 46 are applicable to structures created after January 31, 2003.  For structures created before February 1, 2003, CH2M HILL will adopt FIN 46 in the first quarter of 2004.  FIN 46 may require CH2M HILL to consolidate certain variable interest entities such as the Trust, the 2002 Trust and CH2M HILL Canada, Ltd. in which we could be considered the primary beneficiary.  However, management is currently assessing what impact FIN 46 may have on its financial position or results of operations.

In November 2002, the EITF reached consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which established guidance to determine whether an entity should divide an arrangement with multiple deliverables into separate units of accounting.  EITF No. 00-21 is required to be adopted for fiscal periods beginning after June 15, 2003.  EITF No. 00-21 can be applied prospectively to new arrangements initiated after the date of adoption or as a cumulative catch-up adjustment.  Management has not yet determined what impact EITF No. 00-21 will have on CH2M HILL’s financial position or results of operations, if any.

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, CH2M HILL evaluated the effectiveness of the design and operation of its disclosure controls and procedures, and its internal controls and procedures over financial reporting.  This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms.  Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Internal Controls are procedures designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

There were no significant changes in CH2M HILL’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

CH2M HILL is party to certain contractual guarantees and various legal actions arising in the normal course of its business.  From time-to-time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with applicable regulatory requirements.  U.S. Government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties, or could lead to suspension or debarment from future U.S. Government contracting.  U.S. Government investigations often take years to complete and many result in no adverse action.  Damages assessed in connection with and the cost of defending any such actions could be substantial.

Management believes, after consultation with counsel, that such guarantees, litigation, and U. S. Government contract-related audits, investigations and claims should not have any material adverse effect on CH2M HILL’s consolidated financial statements.

Item 6.     Exhibits and Reports on Form 8-K

(a)                           Exhibits

99.1  Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

99.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)                          Reports on Form 8-K

On February 14, 2003, we filed a Form 8-K under Item 5.  Other Events to communicate to our shareholders a new price for our common stock and the trade date on which this stock price would be effective.  This stock price was established by the Board of Directors at its February 14, 2003 meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CH2M HILL Companies, Ltd.

Date: May 8, 2003	/c/ Samuel H. Iapalucci
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/c/ Samuel H. Iapalucci
Samuel H. Iapalucci
Chief Financial Officer