Form 10-Q
period 2003-06-30
CH2M HILL COMPANIES LTD
filed 2003-08-08
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

As of August 1, 2003, the registrant had 31,383,928 shares of common stock, $0.01 par value per share, issued and outstanding.

CH2M HILL COMPANIES, LTD.

JUNE 30, 2003

Part I - FINANCIAL INFORMATION

Item 1 - Consolidated Condensed Financial Statements

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Balance Sheets

(Unaudited)

(Dollars in thousands)

	June 30, 2003	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$57,161	$106,438
Receivables, net -
Client accounts	220,068	231,777
Unbilled revenue	146,731	111,908
Other	10,441	9,823
Prepaid expenses & other	12,714	11,180
Total current assets	447,115	471,126
PROPERTY & EQUIPMENT, net	23,488	22,944
OTHER ASSETS, net	131,626	126,817
TOTAL ASSETS	$602,229	$620,887

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$62,213	$72,918
Billings in excess of revenues	56,132	61,267
Accrued incentive compensation	24,154	35,830
Employee related liabilities	84,230	77,515
Current taxes payable	15,940	24,495
Other current liabilities	96,149	101,466
Total current liabilities	338,818	373,491
OTHER LONG-TERM LIABILITIES	65,621	57,831
LONG-TERM DEBT	7,931	9,264
Total liabilities	412,370	440,586

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,362,288 and 30,259,587 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	314	303
Additional paid-in capital	42,474	45,472
Retained earnings	163,968	151,877
Accumulated other comprehensive loss	(16,897)	(17,351)
Total shareholders’ equity	189,859	180,301
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$602,229	$620,887

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Statements of Income

(Unaudited)

(Dollars in thousands except share and per share data)

	Three-Month Period Ended June 30		Six-Month Period Ended June 30
	2003	2002	2003	2002
Gross revenue	$536,884	$469,146	$1,057,709	$937,195
Equity in earnings of joint ventures and affiliated companies	6,651	6,614	12,867	11,301
Total revenues	543,535	475,760	1,070,576	948,496
Operating expenses:
Direct cost of services and overhead	(433,266)	(346,179)	(848,093)	(706,644)
General and administrative	(99,925)	(123,576)	(201,700)	(225,768)
Operating income	10,344	6,005	20,783	16,084
Other income (expense):
Interest income	386	515	861	839
Interest expense	(168)	(385)	(321)	(449)
Income before provision for income taxes	10,562	6,135	21,323	16,474
Provision for income taxes	(4,573)	(2,851)	(9,232)	(7,276)
Net income	$5,989	$3,284	$12,091	$9,198

Earnings per common share:
Basic	$0.19	$0.11	$0.39	$0.30
Diluted	$0.18	$0.10	$0.38	$0.29
Weighted-average number of common shares:
Basic	31,473,026	31,052,834	31,068,068	30,452,546
Diluted	32,451,362	32,090,415	32,063,988	31,507,168

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six-Month Period Ended June 30
	2003	2002

NET CASH USED IN OPERATING ACTIVITIES	$(30,981)	$(6,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,910)	(2,721)
Investments and acquisitions, net of cash received	—	(4,414)
Net cash used in investing activities	(2,910)	(7,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1,939)	(2,721)
Purchases and retirements of stock	(13,864)	(13,783)
Net cash used in financing activities	(15,803)	(16,504)

EFFECT ON CASH OF CUMULATIVE TRANSLATION ADJUSTMENT	417	821
DECREASE IN CASH AND CASH EQUIVALENTS	(49,277)	(29,076)
CASH AND CASH EQUIVALENTS, beginning of period	106,438	89,233
CASH AND CASH EQUIVALENTS, end of period	$57,161	$60,157

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial information has been prepared in accordance with the interim reporting rules and regulations of the U.S. Securities and Exchange Commission and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.  Certain amounts in the prior period have been reclassified to conform to the current period presentation.

In the opinion of CH2M HILL Companies, Ltd.'s (CH2M HILL) management, the accompanying unaudited consolidated condensed financial statements of the interim periods contain all adjustments necessary to present fairly the financial position of CH2M HILL as of June 30, 2003 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year. These financial statements should be read in conjunction with the consolidated financial statements contained in CH2M HILL's Annual Report on Form 10-K for the year ended December 31, 2002.

Shareholders' Equity

The significant changes in shareholders' equity for the six-month period ended June 30, 2003 are as follows:

	Shares	Amount

Shareholders' Equity, December 31, 2002	30,259,587	$180,301
Net income	—	12,091
Shares issued in connection with stock-based compensation and employee benefit plans	2,221,996	10,877
Shares purchased and retired	(1,119,295)	(13,864)
Foreign currency translation adjustment	—	454
Shareholders' Equity, June 30, 2003	31,362,288	$189,859

Supplemental Cash Flow Information

	Three-Month Period Ended June 30		Six-Month Period Ended June 30
	2003	2002	2003	2002
Cash paid during the period for:
Interest	$125	$101	$298	$229
Taxes	$8,950	$7,966	$14,785	$10,160

Details of Acquisitions:
Fair value of assets	$—	$—	$—	$9,888
Liabilities	—	—	—	5,474
Cash paid	$—	$—	$—	$4,414

Effective January 2003, CH2M HILL was awarded a new performance-based contract by the U.S. Department of Energy to accelerate the safe closure of the nuclear facilities at the former Mound Plant in Miamisburg, Ohio and to transition the site for industrial use.  As part of this non-cash transaction, we assumed $10,962 in current assets and $10,962 in current liabilities from the incumbent contractor related to in-process work and amounts due to subcontractors.

Stock-Based Compensation Plans

CH2M HILL accounts for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the proforma effect on net income and earnings per share if CH2M HILL had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The following proforma disclosures are required under SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure - an Amendment of SFAS No. 123.”

	Three-Month Period Ended June 30		Six-Month Period Ended June 30
	2003	2002	2003	2002
Net income, as reported	$5,989	$3,284	$12,091	$9,198
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,891	3,010	7,373	6,412
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(4,184)	(3,300)	(7,977)	(7,023)
Pro forma net income	$5,696	$2,994	$11,487	$8,587

Earnings per share:
Basic – as reported	$0.19	$0.11	$0.39	$0.30
Basic – pro forma	$0.18	$0.10	$0.37	$0.28
Diluted – as reported	$0.18	$0.10	$0.38	$0.29
Diluted – pro forma	$0.18	$0.09	$0.36	$0.27

New Accounting Standards

In January 2003, the FASB issued Interpretation (FIN) 46, “Consolidation of Variable Interest Entities,” which provides guidance on when to consolidate variable interest entities.  FIN 46 requires certain disclosures regarding variable interest entities in financial statements issued after January 31, 2003.  The provisions of FIN 46 are applicable to structures created after January 31, 2003.  For structures created before February 1, 2003, CH2M HILL will adopt FIN 46 in the first quarter of 2004.  FIN 46 may require CH2M HILL to consolidate variable interest entities such as CH2M HILL Canada, Ltd. (Canada) and certain trusts (the Trusts) that were established for the purpose of constructing and owning CH2M HILL's corporate headquarters in which CH2M HILL could be considered the primary beneficiary.  Canada performs engineering services for which CH2M HILL's voting interests differ from its ownership interests.  The aggregate fair value of the assets held in the Trusts is $73,800 for which CH2M HILL guarantees a residual value of $59,600.  Management has not yet determined what impact FIN 46 may have on its consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which established guidance to determine whether an entity should divide an arrangement with multiple deliverables into separate units of accounting.  EITF No. 00-21 is required to be adopted for fiscal periods beginning after June 15, 2003.  EITF No. 00-21 can be applied prospectively to new arrangements initiated after the date of adoption or as a cumulative catch-up adjustment.  Management has not yet determined what impact EITF No. 00-21 will have on CH2M HILL's consolidated financial statements, if any.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 provides for certain changes in the accounting treatment of derivative contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. At June 30, 2003, CH2M HILL did not have any derivative contracts outstanding.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. CH2M HILL will adopt SFAS No. 150 in the first quarter of 2004. Management has not yet determined what impact SFAS No. 150 may have on its consolidated financial statements.

(2)    SEGMENT INFORMATION

Certain financial information relating to the three- and six-month periods ended June 30, 2003 and 2002 for each segment is provided below:

Three-Month Period Ended June 30, 2003	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$304,803	$184,588	$47,493	$—	$536,884
Inter-segment sales	873	3,260	159	(4,292)	—
Equity in earnings of joint ventures and affiliated companies	5,056	1,544	51	—	6,651
Segment profit	6,939	7,343	(1,314)	(2,406)	10,562

Three-Month Period Ended June 30, 2002	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$262,587	$152,327	$54,232	$—	$469,146
Inter-segment sales	1,406	3,463	617	(5,486)	—
Equity in earnings of joint ventures and affiliated companies	4,496	2,078	40	—	6,614
Segment profit	(1,224)	7,749	584	(974)	6,135

Six-Month Period Ended June 30, 2003	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$605,310	$353,175	$99,224	$—	$1,057,709
Inter-segment sales	2,247	7,129	332	(9,708)	—
Equity in earnings of joint ventures and affiliated companies	10,446	2,366	55	—	12,867
Segment profit	13,581	16,995	(4,636)	(4,617)	21,323

Six-Month Period Ended June 30, 2002	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$533,419	$296,041	$107,735	$—	$937,195
Inter-segment sales	3,033	6,610	1,024	(10,667)	—
Equity in earnings of joint ventures and affiliated companies	8,989	2,255	57	—	11,301
Segment profit	5,553	13,203	992	(3,274)	16,474

(3)    COMPREHENSIVE INCOME

Comprehensive income for the three- and six-month periods ended June 30, 2003 and 2002 is as follows:

	Three-Month Period Ended June 30		Six-Month Period Ended June 30
	2003	2002	2003	2002
Net income	$5,989	$3,284	$12,091	$9,198
Foreign currency translation adjustment	895	2,027	454	2,312
Comprehensive income	$6,884	$5,311	$12,545	$11,510

(4)    EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted-average number of common shares outstanding during the period and, to the extent dilutive, common stock equivalents consisting of stock options. The difference between the basic and diluted shares at June 30, 2003 and 2002 is attributable to the dilutive effect of stock options outstanding at the end of each period.

(5)    INVESTMENTS IN UNCONSOLIDATED AFFILIATES

CH2M HILL has the following material investments in affiliated companies that are 50% or less owned, which are accounted for under the equity method:

% of Ownership
Domestic:
Kaiser-Hill Company, LLC	50%
CCI-RSCI	50%
Milwaukee Transportation Partners, LLC	50%
Pizzagalli/CCI Joint Venture	50%
Holm II, Inc./CH2M HILL Constructors, Inc.	50%
Jones/Hill Joint Venture	49%
Parsons CH2M HILL Program Management Consultants	45%
Kakivik Asset Management	33%
MK/IDC (PSI)	27%
Johnson Controls-Hill, LLC	25%

Foreign:
CH2M HILL BECA, Ltd.	50%
CH2M PB JV Pte Ltd	50%
Bondi & Cronulla Wastewater Group	50%
NLCG&S	50%
CH2M HILL Odour Services	50%
CH2M HILL Canada, Ltd.	49%
BTC Group	33%

As of June 30, 2003 and December 31, 2002, the total investments in these material unconsolidated affiliates were approximately $50,883 and $45,852, respectively, and are included in other assets in the accompanying consolidated condensed balance sheets.

CH2M HILL routinely enters into joint ventures to service the needs of the Company's clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. CH2M HILL's largest joint venture is Kaiser-Hill Company, LLC (Kaiser-Hill).  Kaiser-Hill's revenues are derived from the U.S. Department of Energy's Performance Based Integrating Management Contract for the Rocky Flats Closure Project in Golden, Colorado.  Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure costs.  The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of our performance.

Kaiser-Hill's ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the U.S. Department of Energy and can be different from the earnings recognized for accounting purposes.  As the cleanup of the site progresses toward the targeted closure date of 2006, undistributed earnings, and therefore the investment balance, could continue to increase if Kaiser-Hill continues to perform at better than cost and schedule targets.  As of June 30, 2003 and December 31, 2002, the investment in Kaiser-Hill was $33,160 and $28,767, respectively.

Summarized financial information for the three- and six-month periods ended June 30, 2003 and 2002, for these affiliates is as follows:

	Three-Month Period Ended June 30		Six-Month Period Ended June 30
	2003	2002	2003	2002
RESULTS OF OPERATIONS:
Revenues	$246,039	$227,319	$473,884	$415,547
Direct costs	(225,800)	(208,387)	(436,879)	(380,700)
General and administrative expenses	(5,227)	(5,998)	(9,452)	(10,695)
Operating income	15,012	12,934	27,553	24,152
Other income (expense), net	(21)	(118)	61	(258)
Net Income	$14,991	$12,816	$27,614	$23,894

During 2001, CH2M HILL invested $10,000 for a minority interest in an international telecommunications investment company, CAI Investments, LLC (CAI), which holds minority interests in various cable and wireless companies. During the quarter ended June 30, 2002, management concluded that the fair market value of the investment had declined materially since the time of the investment and that this decline was not temporary because the value of CAI's holdings were impaired by rapidly deteriorating market conditions in the telecommunications industry and their inability to secure timely financing for projects. Therefore, during the second quarter of 2002 CH2M HILL recorded an asset impairment charge in the amount of the entire investment value of $10,000 (which was estimated to be $3,600, net of incentive compensation accrual reductions and tax benefits). The impact of the write-off is included in general and administrative expenses for the three- and six-month periods ended June 30,  2002.

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

Management believes, after consultation with counsel, that such guarantees, litigation, and U. S. Government contract-related audits, investigations and claims should not have any material adverse effect on CH2M HILL's consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

•                  The source of our revenues and profits

•                  Why those revenues and profits were different from period to period

•                  Where our cash came from and how it was used

•                  How all of this affects our overall financial condition

This report contains “forward-looking statements,” as that term is defined in Federal securities laws, including information related to our anticipated future results of operations, business strategies, financing plans, competitive position, anticipated future economic conditions, industry trends, growth opportunities and potential effects of future regulations. Although we believe that our expectations are based on reasonable assumptions, these assumptions are subject to a wide range of business and technical risks explained in detail in our most recent Prospectus and Annual Report on Form 10-K that may cause actual results to differ materially from those stated or implied by these forward-looking statements.

As you read this section, you should also refer to our consolidated condensed financial statements and the accompanying notes as well as our Annual Report on Form 10-K for the year ended December 31, 2002. These consolidated financial statements provide additional information regarding our financial activities and condition.

This analysis may be important to you in making decisions about your investments in CH2M HILL.

Introduction

The engineering and construction industry continues to undergo substantial change as public and private clients privatize and outsource many of the services that were formerly provided internally. Numerous mergers and acquisitions in the industry have resulted in a group of larger firms that offer a full complement of single-source services including studies, design, construction, operation, maintenance and in some instances, facility ownership. Included in the current trend is the movement towards longer-term contracts for the expanded array of services. These larger, longer contracts require us to have substantially greater financial capital than has historically been necessary to remain competitive.

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

Summary

Net income for the three- and six-month periods ended June 30, 2003 was $6.0 million and $12.1 million, respectively, compared to $3.3 million and $9.2 million for the same periods in 2002. Our diluted earnings per share for the three- and six-month periods ended June 30, 2003 was $0.18 and $0.38, respectively, compared to $0.10 and $0.29 for the same periods in 2002. Revenues and pre-tax profit for the three- and six-month periods ended June 30, 2003 and 2002 by operating segment were as follows:

Three-Month Period Ended June 30

(in millions)

	Revenues				Pre-Tax Profit
	2003		2002		2003	2002
EE&I	$309.9	57%	$267.1	56%	$6.9	$(1.2)
Water	186.1	34%	154.4	32%	7.3	7.7
Industrial	47.5	9%	54.3	12%	(1.3)	0.6
Corporate	—	—	—	—	(2.4)	(1.0)
Total	$543.5	100%	$475.8	100%	$10.5	$6.1

Six-Month Period Ended June 30

(in millions)

	Revenues				Pre-Tax Profit
	2003		2002		2003	2002
EE&I	$615.8	58%	$542.4	57%	$13.5	$5.6
Water	355.5	33%	298.3	31%	17.0	13.2
Industrial	99.3	9%	107.8	12%	(4.6)	1.0
Corporate	—	—	—	—	(4.6)	(3.3)
Total	$1,070.6	100%	$948.5	100%	$21.3	$16.5

Results of Operations

Revenues for the three-month period ended June 30, 2003 were $543.5 million compared to $475.8 million for the same period of 2002, an increase of $67.7 million, or 14.2%. For the six-month period ended June 30, 2003, revenues were $1,070.6 million compared to $948.5 million for the same period of 2002, an increase of $122.1 million, or 12.9%. For the three-month period ended June 30, 2003 the Environmental, Energy & Infrastructure (EE&I) segment reported increased revenues of $42.8 million or 16.0% compared to the same period of 2002, while the Water segment reported increased revenues for the same period of $31.7 million or 20.5%. These revenue improvements were offset by a $6.8 million, or 12.5%, decrease in revenue by the Industrial segment for the three-month period ended June 30, 2003 compared to the same period last year. For the six-month period ended June 30, 2003, the EE&I segment reported increased revenues of $73.4 million, or 13.5%, while the Water segment reported increased revenues for the same period of $57.2 million, or 19.2%. These revenue improvements were offset by an $8.5 million, or 7.9%, decline in revenues for the Industrial segment.

Pre-tax profit for the three-month period ended June 30, 2003 was $10.5 million compared to $6.1 million for the same period of 2002, an increase of $4.4 million, or 72.1%. For the six-month period ended June 30, 2003, pre-tax profit was $21.3 million versus $16.5 million in 2002, an increase of $4.8 million or 29.1%. The improvement for the three-month period ended June 30, 2003 was comprised of an increase in the EE&I segment of $8.1 million, offset by decreases in the Water segment of $0.4 million and the Industrial segment of $1.9 million. Corporate expenses increased by $1.4 million during the three-month period ended June 30, 2003. The improvement for the six-month period of $4.8 million was comprised of an increase in the EE&I segment of $7.9 million, and an increase in the Water segment of $3.8 million, offset by a decrease in the Industrial segment of $5.6 million. Corporate expenses increased by $1.3 million during the six-month period ended June 30, 2003.

Environmental, Energy and Infrastructure

Revenues in the EE&I segment for the three-month period ended June 30, 2003 were $309.9 million compared to $267.1 million for the same period of 2002,  an increase of $42.8 million, or 16.0%. For the six-month period ended June 30, 2003, revenues in the EE&I segment were $615.8  million compared to $542.4 million for the same period of 2002, an increase of $73.4  million or 13.5%. The increase in revenues for the three- and six-month periods ended June 30, 2003 compared to the same periods last year were due to improvements in the Nuclear, Environmental, Energy and Transportation businesses, offset by a decline in the Telecommunications business, as described below:

•                  The Nuclear business reported increased revenues of $25.8 million and $58.2 million for the three- and six-month periods ended June 30, 2003, respectively, compared to the same periods in 2002.  Effective January 2003, we were awarded a new performance-based contract by the U.S. Department of Energy to accelerate the safe closure of the nuclear facilities at the former Mound Plant in Miamisburg, Ohio and to transition the site for industrial use.  This new Mound Closure Project reported $28.2 million and $54.0 million of revenues for the three- and six-month periods ended June 30, 2003.  The remaining change was due to the timing of certain delivery efforts at the U.S. Department of Energy's Hanford River Protection Project.

•      Other EE&I businesses, including Environmental, Energy and Transportation reflected improvements in revenue of $19.1 million and $19.8 million for the three- and six-month periods ended June 30, 2003, respectively, compared to the same periods last year.  These improvements are due primarily to increases in U.S. Federal Government contracts and delivery orders under already awarded contracts for both Environmental and Energy businesses.  Further, our Transportation business has seen some increases in business due to solid federal funding that remains intact, although state and local funding is down.

•                  The Telecommunications business reported a decrease in revenue of $1.7 million and $6.0 million  for the three- and six-month periods ended June 30, 2003 compared to the same periods in 2002.  The telecommunications industry still shows no sign of recovery on the capital expenditure side, where much of our work historically has been. However, we continue to invest in this business in order to be  positioned to compete for work in other sectors of the telecommunications industry.

Pre-tax profit in the EE&I segment for the three-month period ended June 30, 2003 was $6.9 million compared to a pre-tax loss of $1.2 million in the same period of 2002. Pre-tax profit as a percentage of revenues for the three-month period ended June 30, 2003 was 2.2% compared to a pre-tax loss of 0.4% in the same period of 2002. For the six-month period ended June 30, 2003, pre-tax profit was $13.5 million compared to $5.6 million for the same period of 2002. Pre-tax profit as a percentage of revenues for the six-month period ended June 30, 2003 was 2.2% compared to 1.0% in the same period in 2002. The increase in pre-tax profit for the three- and six-month periods ended June 30, 2003 is primarily due to the revenue improvements mentioned above for Nuclear, Environmental, Energy and Transportation and due to strong spending controls.

Pre-tax profit for both the three- and six-month periods ended June 30, 2002 were negatively impacted by the write-off of a $10.0 million equity investment. During 2001, we invested $10.0 million for a minority interest in an international telecommunications investment company, CAI Investments, LLC (CAI), which holds minority interests in various cable and wireless companies.  During the quarter ended June 30, 2002, we concluded that the fair market value of our investment had declined materially and that this decline was not temporary because the value of CAI's holdings were impaired by rapidly deteriorating market conditions in the telecommunications industry and their inability to secure timely financing for projects. Therefore, during the second quarter of 2002 we recorded an asset impairment charge in the amount of the entire investment value of $10.0 million (which is estimated to be $3.6 million, net of incentive compensation accrual reductions and tax benefits).

Water

Revenues in the Water segment for the three-month period ended June 30, 2003 were $186.1 million compared to $154.4 million for the same period in 2002. For the six-month period ended June 30, 2003, revenues in the Water segment were $355.5 million compared to $298.3 million for the same period in 2002. The $31.7 million and $57.2 million, or 20.5% and 19.2%, increases for the three- and six-month periods ended June 30, 2003 compared to the same periods in 2002, are attributable to growth in the water and wastewater business as well as the operations and maintenance business. The increases were achieved primarily from the strong performance of our North America design build operations.  Market conditions domestically continue to improve as utilities invest in water related facilities. These investments are driven by strong population and economic growth in certain regions, capacity shortfalls and regulatory requirements in other regions.

Pre-tax profit in the Water segment for the three- and six-month periods ended June 30, 2003 were $7.3 million and $17.0 million, respectively, compared to $7.7 million and $13.2 million for the same periods of 2002. Pre-tax profit as a percentage of revenues for the three-month periods ended June 30, 2003 and 2002 was 3.9% and 5.0%, respectively, and 4.8% and 4.4% for the six-month periods ended June 30, 2003 and 2002, respectively. Pretax profits were lower during the second quarter of 2003 as a result of project delivery challenges in our operations and maintenance business that resulted in contract losses on four projects. Even with these challenges, the Water segment's six-month pre-tax profit year over year increased due to revenue improvements, service delivery improvements on design build projects, added efficiencies in business development and a reduction of overhead costs.

Industrial

The Industrial segment reported revenues of $47.5 million for the three-month period ended June 30, 2003, of which $18.9 million was generated from the microelectronics industry. The revenues for the same period of 2002 were $54.3 million, of which $27.4 million was generated from the microelectronics industry. For the six-month periods ended June 30, 2003 and 2002, revenues were $99.3 million and $107.8 million, respectively, with the microelectronics industry generating $37.1 million versus $52.1 million, respectively. For the three- and six-month periods ended June 30, 2003, revenue decreased by $6.8 million and $8.5 million, respectively, compared to the same periods of 2002. These were comprised of respective decreases of $8.5 million and $15.0 million from the microelectronics industry, offset by respective increases of $1.7 million and $6.5 million from other industries, including food, pharmaceutical and facility services. We anticipate that the economic downturn of the microelectronics industry will continue to negatively impact the Industrial segment's results for the remainder of 2003.

The Industrial segment reported a pre-tax loss of $1.3 million for the three-month period ended June 30, 2003 versus pre-tax income of $0.6 million for the same period in 2002.  For the six-month period ended June 30, 2003, pre-tax loss was $4.6 million compared to pre-tax income of $1.0 million in the same period of 2002.  The most significant factor causing pre-tax profit to decrease for the three- and six-month periods ended June 30, 2003 compared to the same periods in 2002 is the downturn in the microelectronics industry, which tends to generate higher margins compared to the food, pharmaceutical and facility services industries. Direct project costs, as a percentage of revenues, were comparable in 2003 compared to the same periods in 2002. Indirect labor costs, which consist of salaries and benefits of all administrative personnel, plus salaries and benefits of technical personnel for hours not spent working on billable client services, decreased as a percentage of total labor costs. This decrease in non-billable labor was primarily due to labor reductions related to the decline in the microelectronics industry.  General and administrative costs decreased slightly over the same periods last year.  In order to be well positioned for the recoveries in the microelectronics industry, we continue to maintain certain staffing levels and continue to invest in this market.

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

The earnings from Kaiser-Hill are reported as equity in earnings of joint ventures and affiliated companies, along with other joint ventures that are individually insignificant.  For the three-month period ended June 30, 2003, we reported equity in earnings of joint ventures and affiliated companies of $6.7 million compared to $6.6 million for the same period of 2002. For the six-month period ended June 30, 2003, we reported equity in earnings of joint ventures and affiliated companies of $12.9 million compared to $11.3 million for the same period of 2002. The earnings from the Kaiser-Hill joint venture for the three- and six-month periods ended June 30, 2003 were $5.2 million and $10.4 million, respectively. For the three- and six-month periods ended June 30, 2002, the earnings from the Kaiser-Hill joint venture were $4.3 million and $8.7 million, respectively.  This increase in earnings at Kaiser-Hill is attributable primarily to the portion of the fee that is impacted by cost estimate reductions as a result of favorable operating performance on the Rocky Flats project for the U.S. Department of Energy. Effectively, excellent performance and innovative technology solutions have increased the likelihood of receiving a larger performance fee upon completion.

During the three- and six-month periods ended June 30, 2003, we recognized undistributed earnings from Kaiser-Hill of $2.1 million and $4.4 million, respectively. Kaiser-Hill's ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the U.S. Department of Energy and can be different from the earnings recognized for accounting purposes.  As the cleanup of the site progresses toward the targeted closure date of 2006, undistributed earnings could continue to increase if Kaiser-Hill continues to perform at better than cost and schedule targets.

The additional increases in equity in earnings of joint ventures and affiliated companies for the three- and six-month periods ended June 30, 2003 compared to the same periods in 2002 are due to new joint ventures in both the Water and EE&I operating segments and improved profitability of continuing joint ventures.

Corporate Expenses

Corporate expenses for the three- and six-month periods ended June 30, 2003 were $2.4 million and $4.6 million, respectively, compared to $1.0 million and $3.3 million for the same periods of 2002, respectively. Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts.

Income Taxes

The income tax provision for the three- and six-month periods ended June 30, 2003 was $4.6 million and $9.2 million, respectively, or an effective tax rate of 43.3%.  For the same periods in 2002, the income tax provision was $2.9 million and $7.3 million, respectively, or an effective tax rate of 46.5% and 44.2%, respectively.  The decrease in the effective tax rate for the three- and six-month periods ended June 30, 2003 compared to the same period in 2002 was due to the second quarter of 2002 write-off of the equity investment in CAI, previously discussed.  Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, disallowed portions of meals and entertainment expenses, and non-deductible foreign net operating losses.

CH2M HILL has presented a claim to the Internal Revenue Service relating to the research and experimentation tax credit for fiscal years 1984 through 1999.  Although CH2M HILL is seeking resolution with the Internal Revenue Service, we will only recognize tax benefits related to these credits when such benefits are more likely than not to be realized.  The amount of the tax credit claimed is significant, however, the ultimate amount to be realized and the timing of the recognition of the tax credit will depend upon the final resolution with the Internal Revenue Service.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the six-month period ended June 30, 2003, operations used $31.0 million of cash primarily due to a $59.2 million net decrease in cash from changes in working capital accounts. The net decrease in cash was primarily the result of decreases in accounts payable of $18.3 million, accrued incentive compensation of $11.7 million and current taxes payable of $8.6 million and increases in accounts receivable of $13.8 million and employee related liabilities of $6.3 million. This net decrease in working capital was partially offset by earnings and other non-cash items for the period.

During the comparable period of 2002, operations used $6.3 million of cash primarily due to a $45.1 million net decrease in cash from changes in working capital accounts. The net decrease in cash was primarily the result of an increase in accounts receivable of $8.5 million, along with a decrease in accounts payable of $15.1 million and billings in excess of revenues of $13.1 million. This net decrease in working capital was partially offset by earnings and other non-cash items for the period, including the $10.0 million write-off of our equity investment in CAI, previously discussed.

Cash Flows from Investing Activities

For the six-month period ended June 30, 2003, we used $2.9 million of cash in investing activities compared to $7.1 million for the same period of 2002.  In order to expand the scope of services we offer to our clients, we broadened our transportation business in January 2002 by acquiring an engineering and consulting firm in the ports industry for an initial cash outlay of $4.4 million.

Cash Flows from Financing Activities

For the six-month period ended June 30, 2003, we used $15.8 million of cash in financing activities, of which $13.9 million was used to purchase stock presented on the internal market. This compares to $16.5 million of cash used in financing activities for the same period of 2002, of which $13.8 million was used to purchase stock presented on the internal market. These transactions were funded by existing cash.

During the first six months of 2003 and 2002, we had no borrowings on our credit facility and as of June 30, 2003, there were no amounts outstanding.

During July 2003, we renewed and extended our senior unsecured revolving credit agreement, with a maximum borrowing capacity of $125.0 million, which now expires in July 2006. With lender's consent, the credit facility can be extended for an additional year on the first and second anniversary date, through 2007 and 2008, respectively. The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit.

At our option, the credit facility bears interest at a rate equal to either the LIBOR plus 1.25% to 2.0%, or the lender's applicable base rate plus margin of 0.0% to 0.5%. A commitment fee of approximately 0.2% per year is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization.

The agreement requires us to maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreement).

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

During 2001, CH2M HILL and a trust (Trust) entered into an agreement whereby the Trust acquired land in Englewood, Colorado for the purpose of constructing and owning our new corporate headquarters and another building. The construction of these two buildings was completed in October 2002. The Trust was formed to fund the construction, own the land and the two buildings and subsequently lease the facilities to us. The Trust was funded by equity and debt investments from independent third parties. The lease agreement was effective upon completion of construction. The lease agreement calls for monthly lease payments of approximately $0.4 million for ten years and requires that we guarantee a residual value of the facilities for approximately $42.0 million. Upon completion of the lease term, subject to certain limitations, we have the option to purchase the facilities from the Trust at fair market value, which is currently estimated to be $53.0 million.

In March 2002, a second trust (2002 Trust) was formed to fund the construction of an additional building adjacent to those owned by the Trust and subsequently lease the building to us. The construction was completed in December 2002. The 2002 Trust was also funded by equity and debt investments from independent third parties. The lease agreement was effective upon completion of construction. The lease agreement calls for monthly lease payments at a variable interest rate, estimated to be approximately $0.1 million per month for up to ten years, based on current interest rates. In addition, the lease agreement requires that we guarantee a residual value of the additional building of approximately $17.6 million. Upon completion of the lease term, subject to certain limitations, we have the option to purchase the additional building from the 2002 Trust at fair market value, which is currently estimated to be $20.8 million.

We maintain a variety of commercial commitments that are generally made available to provide support for various provisions in engineering and construction contracts.  Letters of credit are provided to clients in the ordinary course of the contracting business in lieu of retention or for performance and completion guarantees on engineering and construction contracts.  We also post surety bonds, which are contractual agreements issued by a surety, for the purpose of guaranteeing our performance on contracts.  Bid bonds are also issued by a surety to protect owners and are subject to full or partial forfeiture for failure to perform obligations arising from a successful bid.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities.  Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following is a summary of our most critical accounting policies:

•                  Our revenue is primarily attributable to engineering and construction contracts wherein the contract revenue is recognized primarily on the percentage-of-completion method by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts.  In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials and labor, liability claims, contract disputes, or achievement of contractual performance standards.  Changes in total estimated contract costs and losses, if any, are recognized in the period they become known.

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

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 46, “Consolidation of Variable Interest Entities,” which provides guidance on when to consolidate variable interest entities.  FIN 46 requires certain disclosures regarding variable interest entities in financial statements issued after January 31, 2003.  The provisions of FIN 46 are applicable to structures created after January 31, 2003.  For structures created before February 1, 2003, we will adopt FIN 46 in the first quarter of 2004.  FIN 46 may require us to consolidate certain variable interest entities such as CH2M HILL Canada, Ltd., the Trust and the 2002 Trust in which we could be considered the primary beneficiary.  We have not yet determined what impact FIN 46 may have on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which established guidance to determine whether an entity should divide an arrangement with multiple deliverables into separate units of accounting.  EITF No. 00-21 is required to be adopted for fiscal periods beginning after June 15, 2003.  EITF No. 00-21 can be applied prospectively to new arrangements initiated after the date of adoption or as a cumulative catch-up adjustment.  We have not yet determined what impact EITF No. 00-21 will have on our consolidated financial statements, if any.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 provides for certain changes in the accounting treatment of derivative contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. At June 30, 2003, we did not have any derivative contracts outstanding.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. We will adopt SFAS No. 150 in the first quarter of 2004. We have not yet determined what impact SFAS No. 150 may have on our consolidated financial statements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and foreign exchange rates. This risk is monitored and managed to limit the effect of interest rate and foreign exchange rate fluctuations on earnings and cash flows. Our interest rate exposure is generally limited to our unsecured revolving credit agreement and to our notes payable to former shareholders. Historically, we have used short-term variable rate borrowings under the revolving credit agreement on a limited basis. During the first six months of 2003 and 2002, we had no borrowings on our credit facility and as of June 30, 2003, there were no amounts outstanding.  The interest rate on the notes payable to former shareholders is variable and fluctuates annually based on the U.S. Federal Reserve Discount Rate. These notes have varying maturities through 2009. We have two notes payable related to an acquisition in 2002, which have fixed interest rates of 9.4% and 5.0% and maturity dates in 2010 and 2005, respectively.  We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our financial position.  We are also exposed to interest rate risk related to the 2002 Trust, as our monthly lease payment is based on a variable interest rate.  A 10% increase or decrease in interest rates related to our variable rate commitments would not have a material impact on our earnings.

We are exposed to foreign exchange risks in the normal course of our international business operations.  Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments.  We do not consider the foreign exchange risk to be significant.  However, we may engage in forward foreign exchange contracts on a limited basis to reduce our economic exposure to changes in exchange rates.  Generally, any forward contracts are entered into to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. We do not currently have any derivative financial instruments outstanding.

Item 4 - Controls and Procedures

CH2M HILL carried out an evaluation as of June 30, 2003, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to CH2M HILL (including our consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

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

Management believes, after consultation with counsel, that such guarantees, litigation, and U. S. Government contract-related audits, investigations and claims should not have any material adverse effect on CH2M HILL's consolidated financial statements.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

10.41	$125,000,000 Senior Unsecured Revolving Credit Agreement dated as July 28, 2003, Wells Fargo Bank, National Association, as Agent and Lead Arranger

31.1	Written Statement of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Written Statement of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b) Reports on Form 8-K

On May 8, 2003, we filed a Form 8-K under Item 5.  Other Events to communicate to our shareholders a new price for our common stock and the trade date on which this stock price would be effective.  This stock price was established by the Board of Directors at its May 8, 2003 meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CH2M HILL Companies, Ltd.

Date: August 8, 2003	/s/ Samuel H. Iapalucci
Samuel H. Iapalucci
Executive Vice President and Chief Financial Officer