Form 10-Q
period 2003-09-30
CH2M HILL COMPANIES LTD
filed 2003-11-07
CIK 777491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of November 3, 2003, the registrant had 31,130,575 shares of common stock, $0.01 par value per share, issued and outstanding.

CH2M HILL COMPANIES, LTD.

SEPTEMBER 30, 2003

Part I - FINANCIAL INFORMATION
Item 1 - Consolidated Condensed Financial Statements

CH2M HILL COMPANIES, LTD.
Consolidated Condensed Balance Sheets
(Unaudited)
(Dollars in thousands)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$61,945	$106,438
Receivables, net -
Client accounts	229,780	231,777
Unbilled revenue	150,787	111,908
Other	8,554	9,823
Prepaid expenses & other	15,693	11,180
Total current assets	466,759	471,126
PROPERTY & EQUIPMENT, net	23,214	22,944
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	58,281	45,852
OTHER ASSETS, net	80,791	80,965
TOTAL ASSETS	$629,045	$620,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$75,683	$72,918
Billings in excess of revenues	58,475	61,267
Accrued incentive compensation	25,846	35,830
Employee related liabilities	92,227	77,515
Current taxes payable	14,405	24,495
Other current liabilities	90,345	101,466
Total current liabilities	356,981	373,491
OTHER LONG-TERM LIABILITIES	70,567	57,831
LONG-TERM DEBT	7,167	9,264
Total liabilities	434,715	440,586

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,072,424 and 30,259,587 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	311	303
Additional paid-in capital	41,557	45,472
Retained earnings	169,768	151,877
Accumulated other comprehensive loss	(17,306)	(17,351)
Total shareholders’ equity	194,330	180,301
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$629,045	$620,887

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.
Consolidated Condensed Statements of Income
(Unaudited)
(Dollars in thousands except share and per share data)

	Three-Month Period Ended September 30		Nine-Month Period Ended September 30
	2003	2002	2003	2002
Gross revenue	$516,773	$506,069	$1,574,482	$1,443,264
Equity in earnings of joint ventures and affiliated companies	6,576	6,651	19,443	17,952
Total revenues	523,349	512,720	1,593,925	1,461,216
Operating expenses:
Direct cost of services and overhead	(410,965)	(393,888)	(1,259,058)	(1,106,747)
General and administrative	(103,046)	(106,520)	(304,746)	(326,073)
Operating income	9,338	12,312	30,121	28,396
Other income (expense):
Interest income	403	448	1,264	1,287
Interest expense	(161)	(265)	(482)	(714)
Income before provision for income taxes	9,580	12,495	30,903	28,969
Provision for income taxes	(3,780)	(5,325)	(13,012)	(12,601)
Net income	$5,800	$7,170	$17,891	$16,368

Earnings per common share:
Basic	$0.19	$0.23	$0.57	$0.54
Diluted	$0.18	$0.23	$0.56	$0.52
Weighted-average number of common shares:
Basic	31,314,258	30,728,706	31,151,033	30,545,611
Diluted	32,223,432	31,766,436	32,115,600	31,601,137

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine-Month Period Ended September 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$17,891	$16,368
Adjustments to reconcile net income to net cash (used in) provided by operating activities -
Depreciation and amortization	8,113	10,406
Stock based compensation for employees and employee benefit plans	16,875	17,878
Write-off of equity investment	—	10,000
Allowance for uncollectible accounts	2,012	4,276
Deferred income tax benefit	2,608	6,301
Equity in undistributed earnings of Kaiser-Hill	(9,425)	(4,347)
Loss on sale of assets	83	247
Changes in -
Receivables	(26,663)	(4,383)
Prepaid expenses and other	(4,223)	(2,075)
Accounts payable	(4,792)	(14,375)
Billings in excess of revenues	(2,792)	(7,955)
Accrued incentive compensation	(11,651)	(3,117)
Employee related liabilities	14,722	11,115
Current taxes payable	(10,090)	(6,744)
Other	(8,641)	(3,651)
Net cash (used in) provided by operating activities	(15,973)	29,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,585)	(3,936)
Investments and acquisitions, net of cash received	(263)	(12,257)
Net cash used in investing activities	(4,848)	(16,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(2,444)	(3,301)
Purchases and retirements of stock	(21,114)	(23,081)
Net cash used in financing activities	(23,558)	(26,382)

EFFECT ON CASH OF CUMULATIVE TRANSLATION ADJUSTMENT	(114)	1,111
DECREASE IN CASH AND CASH EQUIVALENTS	(44,493)	(11,520)
CASH AND CASH EQUIVALENTS, beginning of period	106,438	89,233
CASH AND CASH EQUIVALENTS, end of period	$61,945	$77,713

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

(1)         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial information has been prepared in accordance with the interim reporting rules and regulations of the U.S. Securities and Exchange Commission and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.  Certain amounts in the prior period have been reclassified to conform to the current period presentation.

In the opinion of CH2M HILL Companies, Ltd.’s (CH2M HILL) management, the accompanying unaudited consolidated condensed financial statements of the interim periods contain all adjustments necessary to present fairly the financial position of CH2M HILL as of September 30, 2003 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year. These financial statements should be read in conjunction with the consolidated financial statements contained in CH2M HILL’s Annual Report on Form 10-K for the year ended December 31, 2002.

Shareholders’ Equity

The significant changes in shareholders’ equity for the nine-month period ended September 30, 2003 are as follows:

	Shares	Amount

Shareholders’ Equity, December 31, 2002	30,259,587	$180,301
Net income	—	17,891
Shares issued in connection with stock-based compensation and employee benefit plans	2,513,033	17,207
Shares purchased and retired	(1,700,196)	(21,114)
Foreign currency translation adjustment	—	45
Shareholders’ Equity, September 30, 2003	31,072,424	$194,330

Supplemental Cash Flow Information

	Three-Month Period Ended September 30		Nine-Month Period Ended September 30
	2003	2002	2003	2002
Cash paid during the period for:
Interest	$106	$152	$370	$650
Taxes	$5,372	$4,397	$20,157	$14,557

Details of Acquisitions:
Fair value of assets	$—	$9,657	$—	$19,545
Liabilities	—	1,770	—	7,244
Cash paid	—	7,887	—	12,301
Less cash acquired	—	394	—	394
Net cash paid for acquisitions	$—	$7,493	$—	$11,907

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

	Three-Month Period Ended September 30		Nine-Month Period Ended September 30
	2003	2002	2003	2002
Net income, as reported	$5,800	$7,170	$17,891	$16,368
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,286	4,174	10,327	10,941
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,580)	(4,460)	(11,226)	(11,839)
Pro forma net income	$5,506	$6,884	$16,992	$15,470

Earnings per share:
Basic – as reported	$0.19	$0.23	$0.57	$0.54
Basic – pro forma	$0.18	$0.22	$0.55	$0.51
Diluted – as reported	$0.18	$0.23	$0.56	$0.52
Diluted – pro forma	$0.17	$0.22	$0.53	$0.49

New Accounting Standards

In January 2003, the FASB issued Interpretation (FIN) 46, “Consolidation of Variable Interest Entities,” which provides guidance on when to consolidate variable interest entities.  FIN 46 requires certain disclosures regarding variable interest entities in financial statements issued after January 31, 2003.  The provisions of FIN 46 are applicable to structures created after January 31, 2003.  For structures created before February 1, 2003, CH2M HILL will adopt FIN 46 in the first quarter of 2004.  FIN 46 may require CH2M HILL to consolidate variable interest entities such as CH2M HILL Canada, Ltd. (Canada), the Meridian 26 Trust, which was established for the purpose of constructing and owning CH2M HILL’s corporate headquarters and certain other unconsolidated affiliates, in which CH2M HILL could be considered the primary beneficiary.  Canada performs engineering services for which CH2M HILL’s voting interests differ from its ownership interests.  The aggregate fair value of the assets held in the Meridian 26 Trust is $53,000 for which CH2M HILL guarantees a residual value of $42,000.  Management has not yet determined what impact FIN 46 may have on its consolidated financial statements.

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

(2)         SEGMENT INFORMATION

Certain financial information relating to the three- and nine-month periods ended September 30, 2003 and 2002 for each segment is provided below:

Three-Month Period Ended September 30, 2003	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$291,746	$177,999	$47,028	$—	$516,773
Inter-segment sales	10,473	9,866	981	(21,320)	—
Equity in earnings of joint ventures and affiliated companies	5,297	1,241	38	—	6,576
Segment profit (loss)	8,536	7,068	(3,446)	(2,578)	9,580

Three-Month Period Ended September 30, 2002	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$290,604	$158,933	$56,532	$—	$506,069
Inter-segment sales	1,403	3,580	491	(5,474)	—
Equity in earnings of joint ventures and affiliated companies	5,010	1,589	52	—	6,651
Segment profit	6,067	7,025	1,365	(1,962)	12,495

Nine-Month Period Ended September 30, 2003	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$897,056	$531,174	$146,252	$—	$1,574,482
Inter-segment sales	12,720	16,995	1,313	(31,028)	—
Equity in earnings of joint ventures and affiliated companies	15,743	3,607	93	—	19,443
Segment profit (loss)	22,117	24,063	(8,082)	(7,195)	30,903

Nine-Month Period Ended September 30, 2002	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$824,023	$454,974	$164,267	$—	$1,443,264
Inter-segment sales	4,436	10,190	1,515	(16,141)	—
Equity in earnings of joint ventures and affiliated companies	13,999	3,844	109	—	17,952
Segment profit	11,620	20,228	2,357	(5,236)	28,969

(3) COMPREHENSIVE INCOME

Comprehensive income for the three- and nine-month periods ended September 30, 2003 and 2002 is as follows:

	Three-Month Period Ended September 30		Nine-Month Period Ended September 30
	2003	2002	2003	2002
Net income	$5,800	$7,170	$17,891	$16,368
Foreign currency translation adjustment	(409)	(605)	45	1,707
Comprehensive income	$5,391	$6,565	$17,936	$18,075

(4) EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted-average number of common shares outstanding during the period and, to the extent dilutive, common stock equivalents consisting of stock options. The difference between the basic and diluted shares at September 30, 2003 and 2002 is attributable to the dilutive effect of stock options outstanding at the end of each period.

(5) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

CH2M HILL has the following material investments in affiliated companies that are 50% or less owned, which are accounted for under the equity method:

% of Ownership
Domestic:
Kaiser-Hill Company, LLC	50%
CCI-RSCI	50%
Milwaukee Transportation Partners, LLC	50%
Pizzagalli/CCI Joint Venture	50%
Holm II, Inc./CH2M HILL Constructors, Inc.	50%
Jones/Hill Joint Venture	49%
Parsons CH2M HILL Program Management Consultants	45%
Kakivik Asset Management	33%
Washington – IDC (previously MK/IDC (PSI))	28%
Johnson Controls-Hill, LLC	25%

Foreign:
CH2M HILL BECA, Ltd.	50%
CH2M PB JV Pte Ltd	50%
Bondi & Cronulla Wastewater Group	50%
NLCG&S	50%
CH2M HILL Odour Services	50%
CH2M HILL Canada, Ltd.	49%
BTC Group	33%

As of September 30, 2003 and December 31, 2002, the total investments in unconsolidated affiliates were approximately $58,281 and $45,852, respectively. CH2M HILL is currently assessing the impact of FIN 46 on these unconsolidated affiliates.

CH2M HILL routinely enters into joint ventures to service the needs of it’s clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. CH2M HILL’s largest joint venture is Kaiser-Hill Company, LLC (Kaiser-Hill).  Kaiser-Hill’s revenues are derived from the U.S. Department of Energy’s Performance Based Integrating Management Contract for the Rocky Flats Closure Project in Golden, Colorado.  Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure costs.  The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of our performance.

Kaiser-Hill’s ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the U.S. Department of Energy and can be different from the earnings recognized for accounting purposes.  As the cleanup of the site progresses toward the targeted closure date of 2006, undistributed earnings, and therefore the investment balance, could continue to increase if Kaiser-Hill continues to perform at better than cost and schedule targets.  As of September 30, 2003 and December 31, 2002, the investment in Kaiser-Hill was $38,192 and $28,767, respectively.

Summarized financial information for the three- and nine-month periods ended September 30, 2003 and 2002, for CH2M HILL’s material unconsolidated affiliates is as follows:

	Three-Month Period Ended September 30		Nine-Month Period Ended September 30
	2003	2002	2003	2002
RESULTS OF OPERATIONS:
Revenues	$240,224	$250,161	$714,108	$665,708
Direct costs	(217,709)	(231,970)	(654,588)	(612,670)
General and administrative expenses	(7,733)	(4,093)	(17,185)	(14,788)
Operating income	14,782	14,098	42,335	38,250
Other income	77	300	138	42
Net Income	$14,859	$14,398	$42,473	$38,292

During 2001, CH2M HILL invested $10,000 for a minority interest in an international telecommunications investment company, CAI Investments, LLC (CAI), which holds minority interests in various cable and wireless companies. During the second quarter of 2002, management concluded that the fair market value of the investment had declined materially since the time of the investment and that this decline was not temporary because the value of CAI’s holdings were impaired by rapidly deteriorating market conditions in the telecommunications industry and their inability to secure timely financing for projects. Therefore, during the second quarter of 2002, CH2M HILL recorded an asset impairment charge in the amount of the entire investment value of $10,000 (which was estimated to be $3,600, net of incentive compensation accrual reductions and tax benefits). The impact of the write-off is included in general and administrative expenses in the accompanying consolidated condensed statements of income for the nine-month period ended September 30, 2002.

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

CH2M HILL has presented a claim to the Internal Revenue Service relating to the research experimentation tax credit for fiscal years 1984 through 1999.  Although CH2M HILL is seeking resolution with the Internal Revenue Service, we will only recognize tax benefits related to these credits for financial statement purposes when it is probable that such benefits will be realized.  The amount of the tax credit claimed is significant, however, the ultimate amount to be realized and the timing of the recognition of the tax credit will depend upon the final resolution with the Internal Revenue Service.

CH2M HILL COMPANIES, LTD.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Summary

Net income for the three- and nine-month periods ended September 30, 2003 was $5.8 million and $17.9 million, respectively, compared to $7.2 million and $16.4 million for the same periods in 2002. Our diluted earnings per share for the three- and nine-month periods ended September 30, 2003 was $0.18 and $0.56, respectively, compared to $0.23 and $0.52 for the same periods in 2002, respectively. Revenues and pre-tax profit for the three- and nine-month periods ended September 30, 2003 and 2002 by operating segment were as follows:

Three-Month Period Ended September 30

(in millions)

	Revenues				Pre-Tax Profit
	2003		2002		2003	2002
EE&I	$297.0	57%	$295.6	58%	$8.6	$6.1
Water	179.3	34%	160.5	31%	7.1	7.0
Industrial	47.0	9%	56.6	11%	(3.5)	1.4
Corporate	—	—	—	—	(2.6)	(2.0)
Total	$523.3	100%	$512.7	100%	$9.6	$12.5

Nine-Month Period Ended September 30

(in millions)

	Revenues				Pre-Tax Profit
	2003		2002		2003	2002
EE&I	$912.8	57%	$838.0	58%	$22.1	$11.6
Water	534.8	34%	458.8	31%	24.1	20.2
Industrial	146.3	9%	164.4	11%	(8.1)	2.4
Corporate	—	—	—	—	(7.2)	(5.2)
Total	$1,593.9	100%	$1,461.2	100%	$30.9	$29.0

Results of Operations

Revenues for the three-month period ended September 30, 2003 were $523.3 million compared to $512.7 million for the same period of 2002, an increase of $10.6 million, or 2.1%. For the nine-month period ended September 30, 2003, revenues were $1,593.9 million compared to $1,461.2 million for the same period of 2002, an increase of $132.7 million, or 9.1%. For the three-month period ended September 30, 2003 the Water segment reported increased revenues of $18.8 million, or 11.7%, compared to the same period of 2002, while the Environmental, Energy, & Infrastructure (EE&I) segment reported slightly increased revenues of $1.4 million, or 0.5%, compared to the same period of 2002. These revenue improvements were offset by a $9.6 million, or 17.0%, decrease in revenue by the Industrial segment for the three-month period ended September 30, 2003 compared to the same period of 2002. For the nine-month period ended September 30, 2003, the Water segment reported increased revenues of $76.0 million, or 16.6%, compared to the same period of 2002, while the EE&I segment reported increased revenues for the same period of $74.8 million, or 8.9%, compared to the same period of 2002. These revenue improvements were offset by an $18.1 million, or 11.0%, decline in revenues for the Industrial segment, compared to the same period of 2002.

Pre-tax profit for the three-month period ended September 30, 2003 was $9.6 million compared to $12.5 million for the same period of 2002, a decrease of $2.9 million, or 23.2%. For the nine-month period ended September 30, 2003, pre-tax profit was $30.9 million compared to $29.0 million for the same period of 2002, an increase of $1.9 million, or 6.6%. The decline for the three-month period ended September 30, 2003 compared to the same period of 2002, was comprised of a decrease in the Industrial segment of $4.9 million, offset by improvement in the EE&I segment of $2.5 million and a slight increase in the Water segment of $0.1 million. Corporate expenses increased by $0.6 million during the three-month period ended September 30, 2003 compared to the same period of 2002. The improvement for the nine-month period of $1.9 million, compared to the same period of 2002, was comprised of an increase in the EE&I segment of $10.5 million, and an increase in the Water segment of $3.9 million, offset by a decrease in the Industrial segment of $10.5 million. Corporate expenses increased by $2.0 million during the nine-month period ended September 30, 2003, compared to the same period of 2002.

Environmental, Energy and Infrastructure

Revenues in the EE&I segment for the three-month period ended September  30, 2003 were $297.0 million compared to $295.6 million for the same period of 2002,  a slight increase of $1.4 million, or 0.5%. For the nine-month period ended September 30, 2003, revenues in the EE&I segment were $912.8  million compared to $838.0 million for the same period of 2002, an increase of $74.8 million, or 8.9%. These increases in revenue are described below.

•                  The Nuclear business reported a decrease in revenues of $17.2 million and an increase of $41.0 million for the three- and nine-month periods ended September 30, 2003, respectively, compared to the same periods in 2002.  Effective January 2003, we were awarded a new performance-based contract by the U.S. Department of Energy to accelerate the safe closure of the nuclear facilities at the former Mound Plant in Miamisburg, Ohio and to transition the site for industrial use.  This new Mound Closure Project reported $23.2 million and $77.2 million of revenues for the three- and nine-month periods ended September 30, 2003.  These increases for both the three-and nine-month periods ended September 30, 2003 were offset by decreases in revenue at the U.S. Department of Energy’s Hanford River Protection Project due to the timing of certain delivery efforts which are expected to be delivered in the fourth quarter of 2003.

•                  Other EE&I businesses, including Environmental, Energy and Transportation, reflected improvements in revenue of $17.4 million and $38.6 million for the three- and nine-month periods ended September  30, 2003, respectively, compared to the same periods of 2002.  These improvements are due primarily to increases in U.S. Federal Government contracts and delivery orders under  contracts for both Environmental and Energy businesses.  Further, our Transportation business has seen some increases in business due to solid federal funding that remains intact, although state and local funding is down.

•                  The Telecommunications business reported an increase in revenue of $1.2 million and a decrease of $4.8 million  for the three- and nine-month periods ended September 30, 2003 compared to the same periods in 2002. The increase we experienced was a result of slight improvements in the domestic wireless markets.  While the telecommunications industry is still slow to recover on the capital expenditure side, we continue to invest in this business in order to be  positioned to compete for work in other sectors of the telecommunications industry.

Pre-tax profit in the EE&I segment for the three-month period ended September 30, 2003 was $8.6 million compared to $6.1 million in the same period of 2002. Pre-tax profit as a percentage of revenues for the three-month period ended September 30, 2003 was 2.9% compared to 2.1% in the same period of 2002. For the nine-month period ended September 30, 2003, pre-tax profit was $22.1 million compared to $11.6 million for the same period of 2002. Pre-tax profit as a percentage of revenues for the nine-month period ended September 30, 2003 was 2.4% compared to 1.4% in the same period in 2002.

The increase in the pre-tax profits for the three-month period ended September 30, 2003 as compared to the same period of 2002, was primarily due to an increase in earnings on certain Nuclear projects. The increase in the pre-tax profits for the nine-month period ended September 30, 2003 as compared to the same period in 2002, was due to revenue increases primarily in the Environmental and Transportation businesses.  Additionally, pre-tax profit for  the nine-month period ended September  30, 2002 was negatively impacted by the write-off of a $10.0 million equity investment (which is estimated to be $3.6 million, net of incentive compensation accrual reductions and tax benefits).

Water

Revenues in the Water segment for the three-month period ended September 30, 2003 were $179.3 million compared to $160.5 million for the same period in 2002, an increase of $18.8 million, or 11.7%. For the nine-month period ended September 30, 2003, revenues in the Water segment were $534.8 million compared to $458.8 million for the same period in 2002, an increase of $76.0 million, or 16.6%. The increases for the three- and nine-month periods ended September 30, 2003 compared to the same periods in 2002, are attributable to growth in the water and wastewater business as well as the operations and maintenance business. The increases were achieved primarily from the strong performance of our North America design build operations.  Market conditions continue to improve domestically as utilities invest in water related facilities. These investments are driven by strong population and economic growth in certain regions, capacity shortfalls and regulatory requirements in other regions.

Pre-tax profit in the Water segment for the three- and nine-month periods ended September 30, 2003 were $7.1 million and $24.1 million, respectively, compared to $7.0 million and $20.2 million for the same periods of 2002. Pre-tax profit as a percentage of revenues for the three-month periods ended September 30, 2003 and 2002 was 4.0% and 4.4%, respectively, and 4.5% and 4.4% for the nine-month periods ended September 30, 2003 and 2002, respectively. Pretax profits were relatively flat in the third quarter of 2003 compared to the same period of 2002. The Water segment experienced strong performance by our design build, consulting, and international business units supported by a program of controlled overhead spending across the entire Water segment. Offsetting this performance was project delivery challenges in our operations and maintenance business on certain projects. Pre-tax profit improved for the nine-month period ended September 30, 2003 compared to the same period in 2002 due to revenue improvements, service delivery improvements on design build projects, additional efficiencies in business development and a reduction of overhead costs.

Industrial

The Industrial segment reported revenues of $47.0 million for the three-month period ended September 30, 2003, of which $14.1 million was generated from the microelectronics industry. The revenues for the same period of 2002 were $56.6 million, of which $25.6  million was generated from the microelectronics industry. For the nine month periods ended September 30, 2003 and 2002, revenues were $146.3 million and $164.4 million, respectively, with the microelectronics industry generating $51.2 million and $77.7 million, respectively. For the three-and nine-month periods ended September 30, 2003, revenue decreased by $9.6 million, or 17.0% and $18.1 million, or 11.0%, respectively, compared to the same periods of 2002. These were comprised of respective decreases of $11.5 million and $26.5 million from the microelectronics industry, offset by respective increases of $1.9 million and $8.4 million from other industries, including food, pharmaceutical and facility services. We anticipate that the economic downturn of the microelectronics industry will continue to negatively impact the Industrial segment’s results for the remainder of 2003.

The Industrial segment reported a pre-tax loss of $3.5 million for the three-month period ended September 30, 2003 compared to a pre-tax profit of $1.4 million for the same period in 2002.  For the nine-month period ended September 30, 2003, pre-tax loss was $8.1 million compared to pre-tax profit of $2.4 million in the same period of 2002.  The most significant factor causing pre-tax profit to decrease for the three- and nine-month periods ended September 30, 2003 compared to the same periods in 2002, was the decrease in volume of services sold during 2003.  In addition, direct project costs, as a percentage of revenues, increased in the periods ended 2003 compared to 2002 further contributing to the decrease in pre-tax profit.  Indirect labor costs, which consist of salaries and benefits of all administrative personnel, plus salaries and benefits of technical personnel for hours not spent working on billable client services, have decreased as a percent of total labor costs. This decrease in non-billable labor was primarily due to labor reductions related to the decline in the microelectronics industry.  General and administrative costs increased slightly over the same periods last year.  In order to be well positioned for the recoveries in the microelectronics industry, we continue to maintain certain staffing levels and continue to invest in this market.

Joint Ventures

We routinely enter into joint ventures to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. Our largest joint venture is Kaiser-Hill, in which we own a 50% interest. This joint venture is in our EE&I operating segment. In 2000, the U.S. Department of Energy extended Kaiser-Hill’s Rocky Flats contract. Although the new contract is a site closure contract and does not have a defined term, we are targeting closure of the site in 2006. Under the new contract, Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure timetable and costs. Outside of a negotiated range, for every dollar that the U.S. Department of Energy saves with earlier cleanup, Kaiser-Hill receives a 30-cent increase in fee. At the same time, for every dollar the cleanup is over budget, the fee is reduced by 30 cents down to an agreed minimum. The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of our performance. Due to the timing of specific work scopes and the completion of activities, Kaiser-Hill’s earnings may not be comparable from period to period.

The earnings from Kaiser-Hill are reported as equity in earnings of joint ventures and affiliated companies, along with other joint ventures that are individually insignificant.  For the three-month period ended September 30, 2003, we reported total equity in earnings of joint ventures and affiliated companies of $6.6 million compared to $6.7 million for the same period of 2002. For the nine-month period ended September 30, 2003, we reported total equity in earnings of joint ventures and affiliated companies of $19.4 million compared to $18.0 million for the same period of 2002. The earnings from the Kaiser-Hill joint venture for the three- and nine-month periods ended September 30, 2003 were $5.0 million and $15.4 million, respectively. For the three- and nine-month periods ended September 30, 2002, the earnings from the Kaiser-Hill joint venture were $4.6 million and $13.3 million, respectively.  This increase in earnings at Kaiser-Hill is attributable primarily to the portion of the fee that is impacted by cost estimate reductions as a result of favorable operating performance on the Rocky Flats project for the U.S. Department of Energy. Effectively, excellent performance and innovative technology solutions have increased the likelihood of receiving a larger performance fee upon completion.

During the three- and nine-month periods ended September 30, 2003, we recognized undistributed earnings from Kaiser-Hill of $5.0 million and $9.4 million, respectively. Kaiser-Hill’s ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the U.S. Department of Energy and can be different from the earnings recognized for accounting purposes.  As the cleanup of the site progresses toward the targeted closure date of 2006, undistributed earnings could continue to increase if Kaiser-Hill continues to perform at better than cost and schedule targets.

The additional increases in equity in earnings of joint ventures and affiliated companies for the three- and nine-month periods ended September 30, 2003 compared to the same periods in 2002 are due to new joint ventures in both the Water and EE&I operating segments and improved profitability of continuing joint ventures.

Corporate Expenses

Corporate expenses for the three- and nine-month periods ended September 30, 2003 were $2.6 million and $7.2 million, respectively, compared to $2.0 million and $5.2 million for the same periods of 2002, respectively. The increases are primarily due to costs incurred to comply with various provisions of the Sarbanes-Oxley Act of 2002. Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts.

Income Taxes

The income tax provision for the three- and nine-month periods ended September 30, 2003 was $3.8 million and $13.0 million, respectively, or an effective tax rate of 39.5% and 42.1%, respectively.  For the same periods in 2002, the income tax provision was $5.3 million and $12.6 million, respectively, or an effective tax rate of 42.6% and 43.5%, respectively.  The decrease in the effective tax rate for the three- and nine-month periods ended September 30, 2003 compared to the same period in 2002 was primarily due to tax benefits realized under the Extraterritorial Income Exclusion (EIE) rules.  Under the EIE rules, taxpayers may elect to exclude from taxable income certain foreign-related income.  Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, disallowed portions of meals and entertainment expenses, and non-deductible foreign net operating losses.

CH2M HILL has presented a claim to the Internal Revenue Service relating to the research and experimentation tax credit for fiscal years 1984 through 1999.  Although CH2M HILL is seeking resolution with the Internal Revenue Service, we will only recognize tax benefits related to these credits for financial statement purposes when it is probable that such benefits will be realized.  The amount of the tax credit claimed is significant, however, the ultimate amount to be realized and the timing of the recognition of the tax credit will depend upon the final resolution with the Internal Revenue Service.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the nine-month period ended September 30, 2003, operations used $16.0 million of cash primarily due to a $54.1 million net decrease in cash from changes in working capital accounts. The change in working capital was primarily the result of decreases in current taxes payable of $10.1 million, accrued incentive compensation of $11.7 million, accounts payable of $4.8 million and increases in receivables of $26.7 million. This net decrease in working capital was partially offset by earnings and other non-cash items for the period.

For the nine-month period ended September 30, 2002, operations provided $29.9 million of cash due primarily to earnings and other non-cash items, offset by a $31.2 million net decrease in cash from changes in working capital accounts. The net decrease in cash from working capital was primarily the result of a decrease in accounts payable of $14.4 million, billings in excess of revenue of $8.0 million and current taxes payable of $6.7 million.  The non-cash items for the period included the $10.0 million write-off of our equity investment in CAI discussed earlier.

Cash Flows from Investing Activities

For the nine-month period ended September 30, 2003, we used $4.8 million of cash in investing activities compared to $16.2 million for the same period of 2002.  In order to expand the scope of services we offer to our clients, we broadened our transportation business in January 2002 by acquiring an engineering and consulting firm in the ports industry for an initial cash outlay of $4.4 million.  In addition, we acquired a company that handles unexploded ordnances for a net cash outlay of $6.3 million.

Cash Flows from Financing Activities

For the nine-month period ended September 30, 2003, we used $23.6 million of cash in financing activities, of which $21.1 million was used to purchase stock presented on the internal market which was funded by existing cash. This compares to $26.4 million of cash used in financing activities for the same period of 2002, of which $23.1 million was used to purchase stock presented on the internal market which was funded by cash flows from operations.

During the first nine months of 2003 and 2002, we had no borrowings on our credit facility, and as of September 30, 2003 there were no amounts outstanding.

During July 2003, we renewed and extended our senior unsecured revolving credit agreement, with a maximum borrowing capacity of $125.0 million, which now expires in July 2006. With lender’s consent, the credit facility can be extended for an additional year on the first and second anniversary date, through 2007 and 2008, respectively. The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit.

At our option, the credit facility bears interest at a rate equal to either the LIBOR plus 1.25% to 2.0%, or the lender’s applicable base rate plus margin of 0.0% to 0.5%, based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. A commitment fee of approximately 0.2% per year is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization.

The credit facility agreement requires us to maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreement).  At September 30, 2003, we were in compliance with the covenants required under the credit facility agreement.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

During 2001, CH2M HILL and Meridian 26 Trust (Trust) entered into an agreement whereby the Trust acquired land in Englewood, Colorado for the purpose of constructing and owning our new corporate headquarters and another building. The construction of these two buildings was completed in October 2002. The Trust was formed to fund the construction, own the land and the two buildings and subsequently lease the facilities to us. The Trust was funded by equity and debt investments from independent third parties. The lease agreement was effective upon completion of construction. The lease agreement calls for monthly lease payments of approximately $0.4 million for ten years and requires that we guarantee a residual value of the facilities for approximately $42.0 million. Upon completion of the lease term, subject to certain limitations, we have the option to purchase the facilities from the Trust at fair market value, which is currently estimated to be $53.0 million.

CH2M HILL is party to a lease agreement that calls for monthly lease payments at a variable interest rate, estimated to be approximately $0.1 million per month for up to ten years, based on current interest rates.  The lease agreement requires that we guarantee a residual value of the additional building of approximately $17.6 million.  Upon completion of the lease term, subject to certain limitations, we have the option to purchase the additional building from the lessor at fair market value, which is currently estimated to be $20.8 million.

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

New Accounting Standards

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which provides guidance on when to consolidate variable interest entities.  FIN 46 requires certain disclosures regarding variable interest entities in financial statements issued after January 31, 2003.  The provisions of FIN 46 are applicable to structures created after January 31, 2003.  For structures created before February 1, 2003, we will adopt FIN 46 in the first quarter of 2004.  FIN 46 may require us to consolidate certain variable interest entities such as CH2M HILL Canada, Ltd., the Meridian 26 Trust and certain other unconsolidated affiliates in which we could be considered the primary beneficiary.  We have not yet determined what impact FIN 46 may have on our consolidated financial statements.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and foreign exchange rates. This risk is monitored and managed to limit the effect of interest rate and foreign exchange rate fluctuations on earnings and cash flows. Our interest rate exposure is generally limited to our unsecured revolving credit agreement and to our notes payable to former shareholders. Historically, we have used short-term variable rate borrowings under the revolving credit agreement on a limited basis. During the first nine months of 2003 and 2002, we had no borrowings on our credit facility and as of September 30, 2003, there were no amounts outstanding.  The interest rate on the notes payable to former shareholders is variable and fluctuates annually based on the U.S. Federal Reserve Discount Rate. These notes have varying maturities through 2009. We have two notes payable related to an acquisition in 2002, which have fixed interest rates of 9.4% and 5.0% and maturity dates in 2010 and 2005, respectively.  We are also exposed to interest rate risk related to lease payments on a building, as our monthly lease payment is based on a variable interest rate.  We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our financial position or earnings.

We are exposed to foreign exchange risks in the normal course of our international business operations.  Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge the foreign exchange risks related to these net investments.  We do not consider the foreign exchange risk to be significant.  However, we may engage in forward foreign exchange contracts on a limited basis to reduce our economic exposure to changes in exchange rates.  Generally, any forward contracts are entered into to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. We do not currently have any derivative financial instruments outstanding.

Item 4 - Controls and Procedures

CH2M HILL carried out an evaluation as of September 30, 2003, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a – 15(e) of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to CH2M HILL (including our consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6 - Exhibits and Reports on Form 8-K

(a)          Exhibits

31.1                     Written Statement of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                     Written Statement of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                     Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2                     Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)         Reports on Form 8-K

On August 8, 2003, we filed a Form 8-K under Item 5.  Other Events to communicate to our shareholders a new price for our common stock and the trade date on which this stock price would be effective.  This stock price was established by the Board of Directors at its August 8, 2003 meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CH2M HILL Companies, Ltd.

Date: November 7, 2003	/s/ Samuel H. Iapalucci
Samuel H. Iapalucci
Executive Vice President and Chief Financial Officer