Form 10-K
period 2003-12-31
CH2M HILL COMPANIES LTD
filed 2004-02-24
CIK 777491

Use these links to rapidly review the document
CH2M HILL COMPANIES, LTD. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price as of June 30, 2003 was approximately $193 million. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors, its executive officers, and certain of its employee benefit plans. The registrant disclaims the existence of any control relationship between it and such employee benefit plans.

        As of February 13, 2004, there were 31,492,451 shares of the registrant's stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

CH2M HILL COMPANIES, LTD.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.    Business

Overview

        CH2M HILL Companies, Ltd. (CH2M HILL) is a full-service, global, project delivery firm, working for clients in consulting, design, engineering, procurement, construction, and operations and maintenance. Founded in 1946, we have remained 100 percent employee owned. Today, we have over 14,000 employees, working near our clients in approximately 200 offices in over 30 countries on six continents. Throughout our history and growth, we have adhered to our founders' basic philosophy: provide innovative, cost-effective, quality solutions to each client, using technology to build a better world.

        Several years ago, we set a course to achieve the goal of industry leadership, i.e., ranked highly in every business sector in which we compete. The foundation for reaching this goal is set in our strategic vision, which has five fundamental components:

  •
  Develop, retain, and recruit the best people in our industry

  •
  Grow our financial strength

  •
  Enhance our full-service capabilities, particularly in the design-build arena

  •
  Continue our global growth, in targeted geographics

  •
  Provide industry-leading value for our clients

        Our business strategy, built upon this foundation, focuses on four areas which we believe will further our development as an industry leader.

        First, all of our businesses are demonstrating progress in the design-build arena, while still fulfilling the needs of our clients in the traditional consulting and engineering services we provide.

        Second, we have placed an increased emphasis on the application of technology to solve our clients' problems. As our client projects have grown more complex, finding innovative technical solutions has become imperative.

        Third, success in our projects is increasingly dependent on value creation for our clients. That is, in an increasingly competitive industry, we must link our compensation to what our clients value.

        Finally, we must utilize the full array of our technical capabilities to serve clients, without regard to particular "stovepipes" or business units in which we operate. This cross-business unit collaboration and cooperation is essential to our long-term growth.

        For additional information regarding CH2M HILL, including free copies of filings with the Securities and Exchange Commission (SEC), please visit our web site at www.ch2m.com. The SEC filings, which include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such filings, are located in the About Us/Employee Ownership section of our web site and are made available as soon as practicable after they are filed with the SEC.

Operating Segments

        Throughout 2003, we have provided services to clients through multiple business units in three operating segments: Environmental, Energy & Infrastructure (EE&I); Water; and Industrial. Financial information for each operating segment for each of the last three years, including 2003, is included in Note 18 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

        During the course of 2003, we reevaluated how our business was organized and announced a new organizational model, to become effective on January 1, 2004. This model, recognizing and reflective of the distinct needs of our clients, will be centered on three Client Groups:

  •
  Civil Infrastructure (state and local governments)

  •
  Federal (U.S. and international governments)

  •
  Industrial (private sector clients)

        This change was brought about by discussions among senior management and our Board of Directors, who recognized that our path to success was critically dependent on understanding and meeting the differing needs and requirements of our clients. The new structure is designed to allow better decision making on an enterprise-wide basis.

        The following chart shows the realignment into the three Client Groups and the revised businesses under each group:

Historical Operating Segments
Environmental, Energy and Infrastructure
•	Energy & Industrial Systems
•	Environmental Services
•	Nuclear Services
•	Communications
•	Federal Outsourcing & Privatization
•	Transportation
Water
•	Water & Wastewater
•	Operations & Maintenance
Industrial
•	Industrial
•	Lockwood Greene
Newly Aligned Operating Segments (Effective 1/1/04)
Civil Infrastructure
•	Transportation
•	Water & Wastewater
•	Operations & Maintenance
Federal
•	Environmental Services
•	Nuclear Services
•	Federal Outsourcing & Privatization
Industrial
•	Industrial
•	Energy & Industrial Systems
•	Communications
•	Lockwood Greene

        Since this Annual Report on Form 10-K reflects our financial reporting for 2003, we discuss the operating segments in place prior to the new organization.

Environmental, Energy and Infrastructure

        Our EE&I operating segment consists of two businesses: Energy, Environment & Systems (EE&S) and Transportation. EE&I's overall business strategy is to grow by increasing market share in each of its businesses, expanding its client base and obtaining full-service projects with the potential for higher profit margins. While maintaining its focus on its traditional services, EE&I has expanded its expertise to serve more industrial clients in a broader range of industries, and into related business concepts such as "sustainable development." Sustainable development is a design approach that addresses environmental issues throughout the life of a project, from design and construction to decommissioning and seeks to minimize total environmental impact.

        EE&S.    EE&S provides services to public and private sector clients in the areas of energy and power, environmental and waste management, telecommunications infrastructure, nuclear systems, outsourced engineering, construction, procurement and operations services for a variety of public and private clients worldwide.

        1.    Energy & Industrial Systems.    Our Energy & Industrial Systems group provides full life cycle services for the energy and power, air and industrial water and wastewater processes, and facilities and infrastructure services market segments for federal and municipal governments, utility and industrial clients. These services include the evaluation and analysis of cost effective integrated systems using advanced conventional and renewable energy technologies and distributed resources to meet premium and clean energy applications. Representative Energy & Industrial Systems project experience includes:

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

  •
  Industrial water and wastewater facilities design and construction

  •
  Security and vulnerability analysis and infrastructure upgrades of industrial treatment facilities

  •
  Indoor air quality services

  •
  High performance building design, commissioning, and energy efficiency analyses

        2.    Environmental Services.    Our Environmental Services group provides program management, compliance, and environmental consulting for remediation projects, ecological and natural resource damage assessments, strategic environmental management and permitting services, environmental liability management services, site investigations, remedial design, implementation and construction services, treatment systems for hazardous, toxic and radioactive waste contaminated properties, and sustainable development planning, design and construction services. Representative Environmental Services project experience for public and private sector clients includes:

  •
  Program management, environmental compliance and remedial services for national and multinational oil and gas, chemical, petrochemical, manufacturing and other industrial companies

  •
  Environmental consulting, engineering and related activities for the U.S. Department of Defense (DOD), U.S. Department of Energy (DOE), and other federal government agencies as well as for numerous private sector companies and state and municipal agencies

  •
  Remediation of contaminated sites on U.S. Navy installations in 21 states and several foreign countries

  •
  Ordnance and explosive/unexploded ordnance support for the DOD, the U.S. Environmental Protection Agency (EPA), and several European national governments

        3.    Nuclear Services.    Our Nuclear Services group provides program management, integration, engineering, design, construction, management, and a broad array of technical services for the DOE, U.S. commercial nuclear utility customers, and various nuclear research, development and demonstration facilities. We manage decommissioning (characterization, decontamination, dismantling, demolition) and closure of weapons production facilities and research reactors, and design nuclear waste treatment and handling facilities. Representative Nuclear Services project experience includes:

  •
  Environmental restoration and remediation support associated with decommissioning of the Maine Yankee Atomic Power Company nuclear facility and termination of its Nuclear Regulatory Committee operating license

  •
  Groundwater remediation support for the decommissioning of the Connecticut Yankee Haddam Neck Nuclear Power Plant

  •
  Management and integration of decontamination, decommissioning and closure of the nuclear weapons production facility at Rocky Flats in Golden, Colorado, on behalf of the DOE

  •
  Operation of the Hanford Tank Farm in Richland, Washington, and retrieval/disposition of the nuclear waste contained in its tanks on behalf of the DOE

  •
  Engineering, design and technical services to support decontamination, decommissioning and remedial activities at the DOE Hanford Reservation in Richland, Washington

  •
  Management and integration of decontamination, decommissioning and closure of the nuclear weapons production facility in Miamisburg, Ohio

  •
  Design, construction and support of operation of engineered near-surface waste disposal facilities for low level and mixed level radioactive wastes at the Idaho Environmental Engineering Laboratory in Idaho Falls, Idaho, and Oak Ridge, Tennessee

  •
  Decontamination and decommissioning of facilities to reduce environmental risk and cost of operations at the Savannah River Site on behalf of the DOE

  •
  Decontamination and removal of equipment, and general support services for the Lawrence Livermore National Laboratory managed by the University of California for the DOE

  •
  Characterization and remediation of the facilities at the Knolls Atomic Power Laboratory on behalf of the DOE

  •
  Assistance with project management systems implementation, strategic planning and baseline creation for the clean-up of former nuclear weapons sites in the United Kingdom (U.K.) for the U.K. Atomic Energy Agency

  •
  Assistance in project management systems implementation for the British Nuclear Fuels Company

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

  •
  Program management for the upgrade of a hybrid fiber/coaxial network for voice, video and high-speed data services in several U.S. cities

  •
  Project management and integration of multiple legacy inventory management systems for a large network operator in Europe

  •
  Health Insurance Portability and Accountability Act (HIPAA) compliance analysis and remediation consulting for a large State government

  •
  Software systems and support systems consulting for a large network operator in Europe

        5.    Federal Outsourcing & Privatization.    This group provides operations and maintenance and privatization services to federal government customers. Services include outsourcing of facilities maintenance and management, utilities operations and maintenance, environmental support, other base operating services and minor capital construction projects. Representative Federal Outsourcing & Privatization project experience includes:

  •
  Regional Base Operations Services for the U.S. Navy's facilities in Jacksonville, Florida

  •
  Environmental support for four U.S. Air Force and Navy ranges in the Southwestern U.S.

  •
  Base operations and environmental support for the Naval Air Station in Pensacola, Florida

  •
  Operations, maintenance and design-build of capital improvement projects for the water and wastewater system at Ft. Campbell, Kentucky

        Transportation.    The Transportation group provides consulting and construction services for airports, highways, bridges, marine terminals, railroads, and transit systems. These services include transportation planning, environmental planning, project siting, permitting, design, construction/program management, management consulting, and design-build delivery. Representative Transportation project experience includes:

  •
  Corridor planning, environmental planning, design and construction management of interstate highways across the country, such as the I-580 extension near Reno, Nevada and the Marquette Interchange reconstruction in Milwaukee, Wisconsin

  •
  Master planning, design and program management services for international airports including new runways at Denver International, St. Louis and Dulles airports, program management for major expansion of the Seattle-Tacoma airport, and airspace analysis for U.S. Air Force facilities around the world

  •
  Assessment, planning and programming of security systems for airports and seaports in the U.S., including Los Angeles airports and marine terminals throughout the Gulf Coast

  •
  Environmental planning, design and program management for light rail transit systems in Seattle, Washington and Hampton Roads, Virginia

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

Water

        Our Water operating segment consists of two businesses: Water & Wastewater and Operations & Maintenance. The business strategy of the Water operating segment is to grow through increasing market share in each of its businesses, both domestically and internationally, to diversify its client base, and to pursue large, longer term contracts. We seek to attract new clients by leveraging our reputation for providing quality services and by taking advantage of the current trends for outsourcing operations and maintenance activities to specialized service providers.

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

  •
  Operations and maintenance (O&M) of a water reclamation center in Fairfield, California

  •
  Operations of the wastewater facilities in Hoboken, New Jersey

  •
  Operations of the wastewater plant plus full public works services in Hinesville, Georgia

  •
  Major O&M contracts for larger cities, including Stockton, California; Oklahoma City, Oklahoma; Bridgeport, Connecticut; Arlington, Texas; and Pittsburgh, Pennsylvania

  •
  Industrial O&M for strategic clients

  •
  Federal services water, wastewater, and utilities O&M, including Ft. Stewart, Georgia; Oak Ridge, Tennessee; Miamisburg, Ohio; Paducah, Kentucky; Ft. Irwin, California

Industrial

        Our Industrial operating segment provides design, construction, specialized precision manufacturing support, products and sustained facility services support to a variety of clients involved in science and technology. These include "life technologies" companies involved in biosciences research and manufacturing, pharmaceuticals, food and beverage businesses, and fine chemical manufacturers.

        The business strategy of the Industrial operating segment is to continue diversification of its client base beyond the microelectronics industry, capitalizing on a strong professional reputation in project delivery of complex manufacturing facilities and leadership in the area of single-source design, engineering and construction of industrial manufacturing facilities.

        The Industrial operating segment built its reputation primarily in the microelectronics industry, where it offers a single source for a broad range of integrated design and construction services. The Industrial segment's clients typically require design and installation services for complex systems that comprise many of their facilities, including cleanrooms, ultrapure water and wastewater treatment systems, chemical and gas systems, and production tools. The Industrial segment delivers such complex systems, including entire cleanrooms, on a turnkey design-build basis. The Industrial segment also provides specialized consulting services to optimize the operating efficiency, and return on investment for science and technology enterprises. Representative Industrial projects include:

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

        On December 12, 2003, we completed the acquisition of Lockwood Greene Engineers, Inc. (Lockwood Greene), an engineering and construction firm focused on national and multi-national industrial clients throughout the U.S. and certain countries in Europe, Latin America and Asia. Lockwood Greene employs approximately 2,500 employees providing engineering, procurement and construction services to a broad range of industrial clients including chemical, pharmaceutical, food and beverage, advanced manufacturing and utility clients. Lockwood Greene's capabilities and client base should enhance our position as a market leader in the private industrial sector for design, construction and operation services, particularly in power and pharmaceuticals.

Kaiser-Hill

        Kaiser-Hill Company, LLC (Kaiser-Hill) is a joint venture with Kaiser Group Holdings, Inc. We hold a 50 percent interest in the joint venture. Kaiser-Hill has been performing services such as the oversight of plutonium stabilization and storage, environmental restoration, waste management, decontamination and decommissioning, site safety and security under successive contracts awarded by the DOE since 1995 related to the closure of the Rocky Flats site in Golden, Colorado. Rocky Flats is a former DOE nuclear weapons production facility.

        Kaiser-Hill's current contract with the DOE, which has been effective since 2000, is a site closure contract and does not have a defined term. We are targeting closure of the site in 2006. Under the contract, Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure timetable and costs. Outside of a negotiated range, for every dollar that the DOE saves, Kaiser-Hill receives a 30-cent increase in fee. At the same time, for every dollar the cleanup is over budget, the fee is reduced by 30 cents down to an agreed minimum. The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of our performance. Due to the timing of specific work scopes and the completion of activities, Kaiser-Hill's earnings may not be comparable from period to period.

Clients

        We serve a wide variety of clients across a broad spectrum of our industry, including clients in the U.S. federal government, state and local governments, and the industrial sector. Representative clients are shown in the preceding section, within each of our operating segments.

        As stated above, a major thrust of our new organization (effective January 1, 2004) is to re-focus our attention on the needs and requirements of our clients in three Client Groups: Civil Infrastructure (state and local governments), Federal (both U.S. and international governments), and Industrial (private sector clients). A brief sampling of the range of clients in each of these areas is shown below:

Civil Infrastructure
•	U.S. cities (Atlanta, Seattle, Cleveland, Los Angeles)
•	Global cities (Singapore, Sydney, Hong Kong, Budapest, Beijing)
•	U.S. airports (Denver, Los Angeles, Seattle, St. Louis)
•	U.S. and State Departments of Transportation
•	Port districts (Galveston, Los Angeles, Houston, Jacksonville)
Federal
•	U.S. Air Force
•	Department of Defense
•	Department of Energy
•	U.S. Navy
•	Army Corps of Engineers
•	United Kingdom (Atomic Energy Administration)
•	U.S. Agency for International Development
Industrial
•	Microelectronics manufacturers
•	Utilities, particularly power
•	Biopharmaceutical manufacturers
•	Wireless network operators
•	Food and consumer products companies

Backlog

        At December 31, 2003, our backlog was approximately $3,660 million, compared to a backlog of approximately $3,803 million at December 31, 2002. We define backlog as contracted task orders less previously recognized revenue on such task orders. U.S. government agencies operate under annual fiscal appropriations by Congress and fund various federal contracts only on an incremental basis. The same is true of many state, local and foreign contracts. Our ability to earn revenues from our backlog depends on the availability of funding for various U.S. federal, state, local and foreign government agencies. Most of our domestic and international industrial clients have termination for convenience provisions in their contracts. Our ability to earn revenues from our backlog under such contracts depends on the clients' willingness to continue the contract to completion.

Risk Factors

        You should carefully consider the following factors and other information contained in this Annual Report on Form 10-K before deciding to invest in our common stock.

Government Contracts Present Risks of Termination for Convenience, Adjustment of Payments Received, Restrictions on Ability to Compete for Government Work and Funding Constraints

        In 2003, we derived approximately 36% of our total revenues from contracts with federal government agencies. In addition, we own equity interests in joint ventures with revenues attributable primarily or entirely to contracts with federal governmental clients. The following risks are inherent in federal government contracts:

  •
  Because federal laws permit government agencies to terminate a contract for convenience, our government clients may terminate or decide not to renew our contracts with little or no prior notice.

  •
  Federal government clients may audit contract payments we receive for several years after these payments are made. Based on these audits, the clients may adjust or demand repayment of payments we previously received. Audits have been completed on our federal contracts through December 31, 2001, and are continuing for subsequent periods. None of the audits performed to date on our federal contracts have resulted in any significant adjustments to our financial statements. It is possible, however, that an audit in the future could result in a material adjustment to our financial statements.

  •
  Federal government contract regulations provide that any company convicted of a crime or indicted on a violation of statutes related to federal contracting may lose its right to receive future contract awards or extensions.

  •
  Our ability to earn revenues from our existing and future federal government projects will depend upon the availability of funding from federal government agencies. We cannot control whether those clients will fund or continue funding our outstanding projects.

        Our ability to secure new government contracts and our revenues from existing government contracts could be adversely affected by any one or a combination of the factors listed above.

Changes and Fluctuations in Government's Spending Priorities Could Adversely Affect Our Revenue Expectations

        Because a substantial part of our overall business is generated either directly or indirectly as a result of federal and local government regulatory and infrastructure priorities, shifts in these priorities due to changes in policy imperatives or economic conditions are often unpredictable and may affect our revenues in our core businesses.

        For example, in 1998 Congress enacted the Transportation Equity Act for the 21st Century (TEA-21), a sweeping transportation infrastructure initiative. This initiative was reasonably expected to generate federal government appropriations and respective contracting opportunities in hundreds of millions of dollars over many years. The economic downturn in 2000 and the September 11, 2001 terrorist attacks have redirected short- and long-term government priorities resulting in substantially lower than expected appropriations for TEA-21 initiatives. The reauthorization of TEA-21, which expired in 2003, has been tied up in Congress and the availability of the funding to support the initiative remains uncertain.

We Could Sustain Losses on Contracts That Contain "Fixed Price" or "Not to Exceed" Pricing Provisions If Our Costs Exceed the Fixed or Maximum Prices

        In 2003, we derived approximately 21% of our revenues from "fixed price" contracts and approximately 10% of our revenues from time-and-materials contracts, some of which had "not to exceed" price limits. Under "fixed price" contracts, we agree to deliver projects for a definite, predetermined price regardless of our actual costs incurred over the life of the project. Under time-and-materials contracts with "not to exceed" provisions, we are compensated for the labor hours expended at agreed-upon hourly rates plus cost of materials used; however, there is a stated maximum compensation for the services to be provided under the contract. Many fixed price and "not to exceed" contracts involve large industrial facilities and public infrastructure projects and present the risk that our costs to complete a project may exceed the fixed price or "not to exceed" price agreed upon with the client. The fixed or maximum fees negotiated for such projects may not cover our actual costs and desired profit margins. If our actual costs for a fixed or "not to exceed" price project are higher than we expect, our profit margins on the project will be reduced or we could suffer a loss.

A Reduction in the Scope of Environmental Regulations or Changes in Government Environmental Policies Could Adversely Affect Our Revenues

        A substantial portion of our business is generated either directly or indirectly as a result of federal, state, local and foreign laws and regulations related to environmental matters. Changes in environmental regulations could affect our business more significantly than they would affect some other engineering firms. Accordingly, a reduction in the number or scope of these laws and regulations, or changes in government policies regarding the funding, implementation or enforcement of such laws and regulations, could significantly reduce the size of one of our most important markets and limit our opportunities for growth or reduce our revenues below their current levels. In addition, any significant effort by government agencies to reduce the role of private contractors in regulatory programs, including environmental compliance projects, could have the same adverse effects.

We May Not be Successful in Growing through Acquisitions or Integrating Effectively and Efficiently any Businesses and Operations We May Acquire

        Our success depends on our ability to continually enhance and broaden our service offerings in response to changing customer demands, technology, and competitive pressures. Numerous mergers and acquisitions in our industry have resulted in a group of larger firms that offer a full complement of single-source services including, studies, design, engineering, procurement, construction, operations, maintenance and, in some instances, facility ownership. To remain competitive, we may acquire new and complementary businesses to expand our portfolio of services, add value to the projects undertaken for clients or enhance our capital strength. We do not know if we will be able to complete any acquisitions or whether we will be able to successfully integrate any acquired businesses, operate them profitably, or retain their key employees.

        Even if we do identify suitable acquisition candidates, we anticipate significant competition when trying to acquire these candidates, and there can be no assurance that we will be able to acquire such candidates at reasonable prices or on favorable terms. Some of the competing buyers may be stronger financially than we are. As a result of this competition, we may not succeed in acquiring suitable candidates or may have to pay more than we would prefer to make an acquisition. If we cannot identify or successfully acquire suitable acquisition candidates, we may not be able to successfully expand our operations and increase our revenues. Further, there can be no assurance that we will be able to generate sufficient cash flow from an acquisition to service any indebtedness incurred to finance such acquisitions or realize any other anticipated benefits. Nor can there be any assurance that our profitability will be improved by any one or more acquisitions. Any acquisition may involve operating risks, such as:

  •
  the difficulty of assimilating the acquired operations and personnel and integrating them into our current business;

  •
  the potential disruption of our ongoing business;

  •
  the diversion of management's attention and other resources;

  •
  the possible inability of management to maintain uniform standards, controls, procedures and policies;

  •
  the risks of entering markets in which we have little or no experience;

  •
  the potential impairment of relationships with employees;

  •
  the possibility that any liabilities we may incur or assume may prove to be more burdensome than anticipated; and

  •
  the possibility that any acquired firms do not perform as expected.

Environmental Regulations and Related Compliance Investigations are Expensive and May Adversely Impact Our Project Performance

        We are subject to a variety of environmental laws and regulations governing, among other things, discharges of pollutants and hazardous substances to air and water, and the handling and disposal of hazardous waste including nuclear materials. These laws and regulations and related investigations into our compliance, as it pertains to facility operations and remediation of hazardous substances, can cause project delays, substantial management time commitment and may significantly add to our costs. Violations of these environmental laws and regulations could subject us to civil and criminal penalties and other liabilities. These laws and regulations may become more stringent, or be more stringently enforced in the future.

Our Environmental Remediation Work May Expose Us to Environmental Liability

        We could become subject to liabilities or fines as a result of our environmental remediation activities. The assessment, analysis, remediation, handling, management and disposal of hazardous substances represent a significant portion of our business and involve significant risks, including the possibility of property damages, personal injuries, fines and penalties and other regulatory sanctions. Civil and criminal liabilities and liabilities to clients and third parties for environmental violations and damages can be very large. The fines and penalties could reduce our net income, cause a loss, or could adversely affect our ability to compete for new business.

Percentage-of-Completion Accounting Used for Our Engineering and Construction Contracts Can Result in Overstated or Understated Profits or Losses

        The revenue for our engineering and construction contracts is accounted for on the percentage-of-completion method of accounting. This method of accounting requires us to calculate revenues and profit to be recognized in each reporting period for each project based on our predictions of future outcomes, including our estimates of the total cost to complete the project, project schedule and completion date, the percentage of the project that is completed and the amounts of any probable unapproved change orders. Our failure to accurately estimate these often subjective factors could result in reduced profits or losses for certain contracts.

Unpredictable Economic Cycles, Uncertain Demand for Our Engineering Capabilities and Related Services And Failure By Our Major Customers to Pay Our Fees Could Cause Our Revenues to Fluctuate

        Demand for our engineering and other services is affected by the general level of economic activity in the markets in which we operate, both in the U.S. and internationally. Our customers, particularly our private sector customers, and the markets in which we compete to provide services, are likely to experience periods of economic decline from time-to-time. Adverse economic conditions may decrease our customers' willingness to make capital expenditures or otherwise reduce their spending to purchase our services, which could result in diminished revenues and margins for our business. In addition, adverse economic conditions could alter the overall mix of services that our customers seek to purchase, and increased competition during a period of economic decline could force us to accept contract terms that are less favorable to us than we might be able to negotiate under other circumstances. Changes in our mix of services or a less favorable contracting environment may cause our revenues and margins to decline. Moreover, our customers may experience difficult business climates from time-to-time and could delay or fail to pay our fees as a result. If a customer failed to pay a significant outstanding fee, our financial results could be adversely affected and our stock price could be reduced.

Our Projects May Result in Liability for Faulty Engineering Services

        Because our projects are often large and can affect many people, our failure to make judgments and recommendations in accordance with applicable professional standards could result in large damages and, perhaps, punitive damages. Our engineering practice involves professional judgments regarding the planning, design, development, construction, operations and management of industrial facilities and public infrastructure projects. Although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, there can be no assurance that such programs will protect us fully from all risks and liabilities.

Our Inability to Attract and Retain Professional Personnel Could Adversely Affect Our Business

        Our ability to attract, retain and expand our staff of qualified engineers and technical professionals will be an important factor in determining our future success and growth. A shortage of qualified technical professionals currently exists in the engineering and design industry. The market for these professionals is competitive in the U.S. and internationally. We cannot assure you that we will continue to be successful in attracting and retaining such professionals. Since we derive a significant part of our revenues from services performed by our professional staff, our failure to retain and attract professional staff could adversely affect our business by impacting our ability to complete our projects and secure new contracts.

Inability to Secure Adequate Bonding Would Impact Our Ability to Win Projects

        As is customary in our industry, we are often required to provide performance and surety bonds to customers in connection with our construction, engineering-procurement-construction (EPC) and fixed price projects. These bonds indemnify the customer if we fail to perform our obligations under the contract. Failure to provide a bond on terms and conditions desired by a customer may result in an inability to compete for or win a project. Historically we have had and continue to have good relationships with our sureties and a strong bonding capacity. The issuance of bonds under any bonding facilities, however, is at the sureties sole discretion. The recent difficult insurance market combined with large losses experienced by sureties in the aftermath of Enron and other financial scandals, as well as a result of the September 11, 2001 terrorist attacks have made bond markets, in general, unpredictable and chaotic. Bonds may be more difficult to obtain in the future or they may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding may result in our ineligibility to bid for construction, EPC, and fixed price projects, which could have a material adverse effect on our growth and financial condition.

We Face Risks Associated with Our International Business

        In 2003, we derived approximately 9% of our revenues from operations outside of the U.S. Such operations are subject to a variety of risks associated with conducting business internationally. These risks include:

  •
  Currency exchange rate fluctuations, either independently or together with the impact of international tax laws, and restrictions on currency movements could adversely affect our results of operations if we are forced to maintain assets in currencies other than the U.S. dollar because our results are reported in U.S. dollars.

  •
  Political and economic instability and unexpected changes in regulatory requirements in foreign countries could adversely affect our projects overseas.

  •
  Inconsistent regulations and diverse licensing and legal requirements increase our costs because our operations must comply with a variety of laws that differ from one country to another.

  •
  Terrorist attacks and civil unrest in some of the countries where we do business may delay project schedules, threaten the health and safety of our employees and increase our cost of operations.

        We do not know the impact that such regulatory, geopolitical and other factors may have on our business in the future.

Special Risks Associated with Doing Business in Highly Corrupt Environments

        Our international business operations include projects in developing countries and countries torn by war and conflict. Many of these countries are rated poorly by Transparency International, the independent watchdog organization for government and institutional corruption around the world. To the extent we operate outside of the U.S., we are subject to the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from paying or offering anything of value to foreign government officials for the purpose of obtaining or keeping business, and otherwise receiving discretionary favorable treatment of any kind. In particular, we may be held liable for actions taken by our local partners, subcontractors and agents even though such parties are not always subject to our control. Any determination that we have violated the FCPA (whether directly or through acts of others, intentionally or through inadvertence) could result in sanctions that could have a material adverse effect on our business and on our ability to secure federal government contracts. While our staff is trained on the FCPA issues and we have procedures and controls in place to monitor compliance, situations outside of our control may arise that could potentially put us in violation of the FCPA inadvertently and thus negatively impact our business.

Our Industry is Highly Competitive

        The market for design, consulting, engineering and construction services is highly competitive. We compete with many firms, including large multinational firms having substantially greater financial, management and marketing resources. Some of our competitors are small firms with lower cost structures enabling them to offer lower prices for particular services. We also compete with government agencies, including our own clients that can utilize their internal resources to perform services that we might otherwise perform.

        Most of our contracts with public sector clients are awarded through a competitive bidding process that places no limit on the number or type of potential service providers. The process usually begins with a government agency request for proposal that delineates the size and scope of the proposed contract. The government agency evaluates the proposals on the basis of technical merit and cost. In the Water operating segment, some contracts are awarded through qualification selection processes that vary among projects.

        In both the private and public sectors, acting either as a prime contractor or as a subcontractor, we may join with other firms that we otherwise compete with to form a team to compete for a single contract. Because a team can often offer stronger combined qualifications than any firm standing alone, these teaming arrangements can be very important to the success of a particular contract competition or proposal. Consequently, we maintain a network of relationships with other companies to form teams that compete for particular contracts and projects. Failure to maintain technical and price competitiveness, as well as failure to maintain access to strong teaming partners may impact our ability to win work and will adversely impact our revenues.

Actual Results Could Differ from the Estimates and Assumptions Used to Prepare Our Financial Statements

        In order to prepare financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions as of the date of the financial statements which affect the reported values of our assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by us include:

  •
  Recognition of contract revenues, costs, profit or losses in applying the percentage-of-completion method of accounting;

  •
  Recognition of recoveries under contract change orders or claims;

  •
  Collectibility of billed and work-in-process unbilled accounts receivables and the need for and the amount of allowances for problematic accounts;

  •
  Determination of potential liabilities under pension and other post-retirement benefit programs;

  •
  Income tax provisions and related valuation allowances;

  •
  Estimated amounts for anticipated project losses, warranty costs and contract close-out costs; and

  •
  Accruals for other estimated liabilities.

Absence of a Public Market May Prevent You from Selling Your Stock and Cause You to Lose All or Part of Your Investment

        There is no public market for our common stock. While we intend the internal market to provide liquidity to shareholders, there can be no assurance that there will be enough orders to purchase shares to permit shareholders to resell their shares on the internal market, or that a regular trading market will develop or be sustained in the future. The price in effect on any trade date may not be attractive enough to both buyers and sellers to result in a balanced market because the price will be fixed in advance by our Board of Directors, using their judgment of the fair market value of our common stock, and not by actual market trading activity. Moreover, although we may enter the internal market as a buyer of common stock if there are more sell orders than buy orders, we have no obligation to engage in internal market transactions and will not guarantee market liquidity. Consequently, insufficient buyer demand could cause sell orders to be prorated, or could prevent the internal market from opening on any particular trade date. Insufficient buyer demand could cause shareholders to suffer a total loss of investment or substantial delay in their ability to sell their common stock. No assurance can be given that shareholders desiring to sell all or a portion of their shares of common stock will be able to do so.

Accordingly, the investment in our common stock is suitable for you only if you have limited need for liquidity in your investment.

Transfer Restrictions on Our Common Stock Could Prevent You from Selling Your Common Stock and Cause You to Lose All or Part of Your Investment

        Since all of the shares of our common stock are subject to transfer restrictions, you will generally only be able to sell your common stock through our internal market on the four trade dates in each year. Unlike shares that are actively traded in the public markets, you may not be able to sell at a particular time even though you would like to do so. Our common stock price could decline between the time you want to sell and the time you become able to sell.

Our Stock Prices are and will Continue to be Determined by Our Board of Directors' Judgment of Fair Market Value and not by Market Trading Activity

        The offering prices at each trade date will be established by our Board of Directors approximately four weeks before each trade date. In establishing the price, our Board of Directors will take into consideration the factors that are described in Item 5 of this Annual Report on Form 10-K. Our Board of Directors will, however, set the offering price in advance of each trade date, and all trades on our internal market will take place at the price established for each trade date. Therefore, market trading activity on any given trade date can not affect the price on that trade date. This is a risk to you because our common stock price will not change to reflect supply of and demand for shares on a given trade date as it would in a public market. You may not be able to sell shares or you may have to sell your shares at a price that is lower than the price that would prevail if the internal market price could change on a given trade date to reflect supply and demand. Our Board of Directors intends to use the common stock valuation methods that result in offering prices that represent fair market value. The valuation method for our common stock is subject to change at the discretion of our Board of Directors.

The Limited Market and Transfer Restrictions on Our Common Stock Will Likely Have Anti-Takeover Effects

        Only our employees, directors, eligible consultants and employee benefit plans may own our common stock and participate in our internal market. In addition, we have imposed significant restrictions on the transfer of our common stock other than through sales on our internal market. These limitations make it extremely difficult for a potential acquirer who does not have the prior consent of our Board of Directors to acquire control of our company, regardless of the price per share an acquirer might be willing to pay and whether or not our shareholders would be willing to sell at that price.

Actual Results May Differ From Results Discussed in Forward-Looking Statements

        This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to the foregoing risk factors and other factors that we cannot currently foresee. In addition, economic conditions and events generally affecting business, both on a local and a worldwide basis, can adversely affect our business and operations. If our actual results differ significantly and adversely from the results discussed in forward-looking statements, our results of operations could be adversely affected and our share price could decline.

Item 2.    Properties

        Our corporate headquarters facilities are located in Englewood, Colorado, where we lease approximately 155,000 square feet of space. In addition, we lease approximately 107,000 square feet in two facilities adjacent to our corporate headquarters. The leases on the corporate headquarters and adjacent facilities expire between 2008 and 2013. Additionally, we lease space in approximately 120 domestic office locations and approximately 80 foreign office locations. We believe that our existing facilities are adequate for the present needs of our business and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations.

Item 3.    Legal Proceedings

        We are party to certain contractual guarantees and various legal actions arising in the normal course of our business. From time-to-time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. Government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action. Damages assessed in connection with and the cost of defending any such actions could be substantial.

Item 4.    Submission of Matters to a Vote of Security Holders

        No items were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters

        We are employee owned. As a result, our stock is only available to certain employees, directors, eligible consultants and benefit plans. There is no market for our stock with the general public. In order to provide liquidity for our shareholders, however, an internal market (Internal Market) is maintained through an independent broker, currently Neidiger, Tucker and Bruner, Inc. (NTB).

        The Internal Market permits existing shareholders to offer for sale shares of our common stock on predetermined days (each, a Trade Date). Generally, there are four Trade Dates each year which typically occur approximately four weeks after the quarterly meetings of our Board of Directors. Currently our Board of Directors meetings are scheduled for February, May, August and November. All sales of our common stock are made at the price determined by our Board of Directors pursuant to the valuation methodology described below.

        All sales of common stock on the Internal Market will be restricted to the following authorized buyers:

  •
  Our employees, directors and eligible consultants

  •
  Trustees of the benefit plans

  •
  Administrator of the Payroll Deduction Stock Purchase Plan

        We may impose limitations on the number of shares that an individual may purchase when there are more buy orders than sell orders for a particular Trade Date. After our Board of Directors determines the stock price for use on the next Trade Date, which is approximately four weeks prior to such Trade Date, all shareholders, employees, directors and eligible consultants will be advised as to the new stock price and the next Trade Date.

        Our Internal Market is managed through an independent broker which acts upon instructions from the buyers and sellers to effect trades at the stock price set by our Board of Directors and in accordance with the Internal Market rules. NTB does not play a role in determining the price of our common stock and is not affiliated with us. Individual stock ownership account records are currently maintained by our in-house transfer agent.

        We may purchase shares if the Internal Market is under-subscribed. We may, but are not obligated to, purchase shares of common stock on the Internal Market on any Trade Date at the price in effect on that Trade Date, but only to the extent that the number of shares offered for sale by shareholders exceeds the number of shares sought to be purchased by authorized buyers. The decision as to whether or not we will purchase shares in the Internal Market, if the Internal Market is under-subscribed, is solely within our discretion and we will not notify investors as to whether or not we will participate prior to the Trade Date. Investors should understand that there can be no assurance that they will be able to sell their CH2M HILL stock without substantial delay or that their stock will be able to be sold at all on the Internal Market. We will consider a variety of factors including our cash position, financial performance and number of shares outstanding in making the determination as to whether to participate in an under-subscribed market. The terms of our revolving line of credit do not play a role in the decision as to whether to buy or sell shares in the Internal Market. To date, no other factors have been considered by us in our decisions as to whether or not to participate in the under-subscribed market.

        If the aggregate number of shares offered for sale on the Internal Market on any Trade Date is greater than the number of shares sought to be purchased, shareholder offers to sell will be accepted as follows:

  •
  If enough orders to buy are received to purchase all the shares offered by each seller selling fewer than 500 shares and at least 500 shares from each other seller, then all sell orders will be accepted up to the first 500 shares and the portion of any sell orders exceeding 500 shares will be accepted on a pro-rata basis

  •
  If not enough orders to buy are received to purchase all the shares offered by each seller selling fewer than 500 shares and at least 500 shares from each other seller, then the purchase orders will be allocated equally to each seller

        We may sell shares if the Internal Market is over-subscribed. To the extent that the aggregate number of shares sought to be purchased exceeds the aggregate number of shares offered for sale, we may, but are not obligated to, sell authorized but unissued shares of common stock on the Internal Market at the price in effect on that Trade Date to satisfy purchase demands. The decision as to whether or not we will sell shares in the Internal Market, if the Internal Market is over-subscribed, is solely within our discretion and we will not notify investors as to whether or not we will participate prior to the Trade Date. Investors should understand that there can be no assurance that they will be able to buy as many shares as they would like on a given Trade Date. We will consider a variety of factors including our cash position, financial performance and number of shares outstanding in making the determination as to whether to participate in an over-subscribed market. The terms of our revolving line of credit do not play a role in the decision as to whether to buy or sell shares in the Internal Market. To date, no other factors have been considered by us in our decisions as to whether or not to participate in the over-subscribed market.

        If the aggregate purchase orders exceed the number of shares available for sale, the following prospective purchasers will have priority to purchase shares, in the order listed:

  •
  Administrator of the Payroll Deduction Stock Purchase Plan

  •
  Trustees of the 401(k) Plan

  •
  Individual employees, directors and eligible consultants on a pro-rata basis

        All sellers on the Internal Market, other than us and the trustees of the 401(k) Plan, will pay NTB a commission equal to two percent of the proceeds from such sales. Employees who sell their common stock upon retirement from CH2M HILL will have the option to sell the common stock they own on the Internal Market and pay a commission on the sale or to sell to us without paying a commission. In the latter case, the employee will sell their common stock to us at the price in effect on the date of their termination in exchange for a four-year note at a market interest rate determined biannually. No commission is paid by buyers on the Internal Market.

Price of our Common Stock

        Our Board of Directors will determine the price, which is intended to be the fair market value, of the shares of our common stock to be used for buys and sells on each Trade Date pursuant to the valuation methodology described below. The price per share of our common stock generally is set as follows:

Share Price = [(7.8 × M × P) + (SE)] / CS

        In order to determine the fair market value of the common stock in the absence of a public trading market, our Board of Directors felt it appropriate to develop a valuation methodology to use as a tool to determine a price that would be a valid approximation of the fair market value. In determining the fair market value stock price, our Board of Directors believes that the use of a going concern component (i.e., net income, which we call profit after tax, as adjusted by the market factor) and a book value component (i.e., total shareholders' equity) is important. Our Board of Directors believes that the process we have developed reflects modern equity valuation techniques and is based on those factors that are generally used in the valuation of equity securities.

        The existence of an over-subscribed or under-subscribed market on any given Trade Date will not affect the stock price on that Trade Date. However, our Board of Directors, when determining the stock price for a future Trade Date, may take into account the fact that there have been under-subscribed or over-subscribed markets on prior Trade Dates.

        Market Factor ("M").    "M" is the market factor, which is subjectively determined in the sole discretion of our Board of Directors. In determining the market factor, our Board of Directors will take into account factors the directors considered to be relevant in determining the fair market value of our common stock, including:

  •
  The market for publicly traded equity securities of companies comparable to us

  •
  The merger and acquisition market for companies comparable to us

  •
  The prospects for our future performance

  •
  General economic conditions

  •
  General capital market conditions

  •
  Other factors our Board of Directors deem appropriate

        Our Board of Directors has not assigned predetermined weights to the various factors it may consider in determining the market factor. A market factor greater than one would increase the price per share and a market factor less than one would decrease the price per share.

        In its discretion, our Board of Directors may change, from time-to-time, the market factor used in the valuation process. Our Board of Directors could change the market factor, for example, following a change in general market conditions that either increased or decreased stock market equity values for companies comparable to us, if our Board of Directors felt that the market change was applicable to our common stock as well. Our Board of Directors will not make any other changes in the method of determining the price per share of common stock unless in the good faith exercise of its fiduciary duties and, if appropriate, after consultation with its professional advisors, our Board of Directors determines that the method for determining the price per share of common stock no longer results in a stock price that reasonably reflects our fair market value on a per share basis.

        As part of the total mix of information that our Board of Directors considers in determining the "M" factor, our Board of Directors also may take into account company appraisal information prepared by The Environmental Financial Consulting Group, Inc. (EFCG), an independent appraiser engaged by the trustees of our benefit plans. In setting the stock price, our Board of Directors compares the total of the going concern and book value components used in the valuation methodology to the enterprise value of the company in the appraisal provided by EFCG. If, after such comparison, our Board of Directors concludes that its initial determination of the "M" factor should be re-examined, our Board of Directors may review, and if appropriate adjust, the "M" factor. Since the inception of the program on January 1, 2000, the total of the going concern and book value components used by our Board of Directors in setting the price for our stock has always been within the company appraisal range provided quarterly by EFCG.

        Since the inception of the program on January 1, 2000, the "M" factor has not deviated from 1.0. In deciding that the "M" factor should remain unchanged, our Board of Directors has considered our performance, the performance of the engineering and construction industry as a whole, and our perception of our future prospects. Our Board of Directors believes that our industry, on the average, has out-performed the market. We believe that one reason for the favorable performance of this industry segment is that the revenues and earnings of the engineering and construction industry have faired better in the recent economic slowdown than those of many other industries. There can be no assurance that this industry or we will continue to have such relatively favorable results in the future.

        Profit After Tax ("P").    "P" is profit after tax, otherwise referred to as net income, for the four fiscal quarters immediately preceding the Trade Date. Our Board of Directors at its discretion may exclude from the calculation nonrecurring or unusual transactions. Nonrecurring or unusual transactions are developments that the market would not generally take into account in valuing an equity security. A change in accounting rules, for example, could increase or decrease net income without changing the fair market value of our common stock. Similarly, such a change could fail to have an immediate impact on the value of our common stock, but still have an impact on the value of our common stock over time. As a result, our Board of Directors believes that in order to determine the fair market value of our common stock, it needs the ability to review unusual events that affect net income.

        For example, on February 14, 2003, our Board of Directors excluded from the "P" parameter $6.7 million of profit, net of incentive accruals and related tax expenses. During the fourth quarter of 2002, we recorded $17.0 million of additional earnings from our joint venture, Kaiser-Hill as a result of favorable performance on the Rocky Flats project for the DOE. Our Board of Directors determined that these additional earnings from the Rocky Flats project was an unusual transaction because it represents nonrecurring earnings that the market would not take into account in valuing comparable equity securities. Therefore, for stock valuation purposes, the impact on our profit after tax of $6.7 million was excluded from the "P" parameter in the four following Trade Dates. The exclusion for the Rocky Flats project will not be reflected in the "P" parameter past the December 5, 2003 Trade Date, because the "P" parameter reflects profit after tax for the four fiscal quarters immediately preceding the Trade Date. However, the exclusion remains in the "SE" (total shareholders' equity) parameter because it is part of our cumulative earnings history, i.e. it is an increase to our retained earnings.

        Total Shareholders' Equity ("SE").    "SE" is total shareholders' equity, which includes intangible items, as set forth on our most recently available quarterly or annual financial statements. Nonrecurring or unusual transactions could be excluded from the calculation at the discretion of our Board of Directors. For example, on February 14, 2003, our Board of Directors excluded $14.7 million, net of tax, from the SE parameter as a result of a fourth quarter 2002 non-cash reduction in shareholders' equity for a minimum pension liability adjustment. This adjustment was required by accounting rules and essentially reflected the recent poor stock market performance of the investments held in our pension plans relative to their future benefit obligations. Because this adjustment is unusual and may reverse as investment markets rebound, and given that the market would not generally take such adjustments into account when valuing equity securities, our Board of Directors excluded it from the SE parameter for stock valuation purposes. Because of the volatility of the investment markets, similar accounting adjustments, up or down, may be required from time-to-time in the future. Going forward, it is the intent of our Board of Directors to generally exclude the minimum pension liability adjustments for stock valuation purposes.

        Common Stock Outstanding ("CS").    "CS" is the weighted-average number of shares of our common stock outstanding during the four fiscal quarters immediately preceding the Trade Date, calculated on a fully-diluted basis. By "fully-diluted" we mean that the calculations are made as if all outstanding options to purchase our common stock had been exercised and other "dilutive" securities were converted into shares of our common stock. In addition, an estimate of the weighted-average number of shares that we reasonably anticipate will be issued under our stock-based compensation programs and employee benefit plans is included in this calculation.

        The "CS" calculation is done on a fully-diluted basis since we believe that taking into account the issuance of all securities that will affect the per share value is a better representation of the share value over time. We have more than a 30-year history in making annual grants of stock-based compensation. Therefore, we believe that we have sufficient information to reasonably estimate the number of such "to be issued" shares and accrue for them during the year. This approach avoids an artificial variance in share value during the first calendar quarter of each year when the bulk of shares of our common stock are issued by us pursuant to our employee benefit plans and stock-based compensation programs.

        The following table shows a comparison of the "CS" value actually used by our Board of Directors to calculate stock prices on the dates indicated versus the year-to-date weighted-average number of shares of common stock as reflected in the diluted earnings-per-share calculation in our financial statements for the past three years.

Effective Date	CS	YTD Weighted-Average Number of Shares as reflected in Diluted EPS calculation
	(in thousands)	(in thousands)
February 16, 2001	33,354	30,033
May 10, 2001	33,666	30,601
August 10, 2001	33,932	31,126
November 9, 2001	34,175	31,111
February 15, 2002	34,321	31,000
May 9, 2002	34,244	31,192
August 9, 2002	34,053	31,507
November 8, 2002	33,941	31,601
February 14, 2003	33,800	31,544
May 8, 2003	33,844	31,881
August 8, 2003	33,751	32,064
November 7, 2003	33,671	32,116
February 13, 2004	33,239	32,004

        Constant 7.8.    In the course of developing this valuation methodology, it became apparent to our Board of Directors that a multiple would be required in order for the stock price derived by this methodology to approximate our historical, pre-Internal Market stock price. Another objective of our Board of Directors when developing the valuation methodology was to establish the fair market value of our common stock using a market factor of 1.0. We believe that it was important to begin the Internal Market program with an "M" factor equal to 1.0 in order to make it easier for shareholders to understand future changes, if any, to the market factor.

        Therefore, the constant 7.8 was introduced into the formula. The constant 7.8 is the multiple that our Board of Directors determined necessary (i) for the new stock price to approximate our historical stock price derived using the pre-Internal Market formula as well as (ii) to allow the use of the market factor of 1.0 at the beginning of the Internal Market program.

        We intend to announce the new stock price and the Trade Date approximately four weeks prior to each Trade Date. The information will be delivered by the broker to all employees, eligible consultants and eligible participants in the internal market. In addition, we will file a Current Report on Form 8-K disclosing the new stock price and all components used by our Board of Directors in determining such price in accordance with the valuation methodology described above. Trade Dates are expected to occur approximately 75 days after the end of each fiscal quarter.

        We will also distribute the most current prospectus for common stock and our audited annual financial statements to all shareholders, as well as other employees and eligible consultants, and to participants in the Internal Market through the employee benefit plans. Such information will be distributed at the same time as our annual reports, proxy information and solicitations are distributed for voting instructions from shareholders and participants in the employee benefit plans each year.

Current Price of Our Common Stock

        Starting in 2000, with the introduction of the Internal Market and its quarterly trades, our Board of Directors reviews the common stock price quarterly using the valuation methodology described above to set the price for the common stock. The prices of our common stock for the past three years, along with the various factors and values used by our Board of Directors to determine such stock prices on each date, are as follows:

Effective Date	M	P	SE	CS	Price Per Share	Percentage Price Increase (Decrease)
		(in thousands)	(in thousands)	(in thousands)
February 16, 2001	1.0	24,531	133,992	33,354	9.75	16.1%
May 10, 2001	1.0	25,442	141,692	33,666	10.10	3.6%
August 10, 2001	1.0	26,894	147,003	33,932	10.51	4.1%
November 9, 2001	1.0	27,332	159,264	34,175	10.90	3.7%
February 15, 2002	1.0	27,917	166,886	34,321	11.21	2.8%
May 9, 2002	1.0	27,735	168,297	34,244	11.23	0.2%
August 9, 2002	1.0	28,277	172,122	34,053	11.53	2.7%
November 8, 2002	1.0	27,630	177,541	33,941	11.58	0.4%
February 14, 2003	1.0	26,547	194,954	33,800	11.89	2.7%
May 8, 2003	1.0	26,735	195,644	33,844	11.94	0.4%
August 8, 2003	1.0	25,840	204,512	33,751	12.03	0.8%
November 7, 2003	1.0	24,470	208,983	33,671	11.88	(1.3%)
February 13, 2004	1.0	23,804	215,638	33,239	12.07	1.6%

Holders of Our Common Stock

        As of February 13, 2004, there were 4,109 holders of record of our common stock. As of such date, all of our common stock of record was owned by our current employees, directors, eligible consultants, and by our various employee benefit plans.

Dividend Policy

        We have never declared or paid any cash dividends on our capital stock and no cash dividends are contemplated in the foreseeable future. We intend to retain any future earnings to finance the growth and development of our business. Under our existing unsecured credit facility, which expires in July 2006, payment of dividends would represent a violation of our covenants.

Item 6.    Selected Financial Data

        The following data has been derived from our consolidated financial statements. In 2003 and 2002, the financial statements from which this data was derived were reported on by KPMG LLP, independent public accountants. Previously, the financial statements from which this data was derived were reported on by other independent auditors who have ceased operations. During the periods presented, we paid no cash dividends on our common stock. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands except per share data)
Statement of Operations Data:
Revenues	$2,154,332	$1,954,943	$1,923,436	$1,693,346	$1,172,153
Operating income	12,713	7,265	30,215	33,746	13,612
Net income	23,804	29,655	27,917	24,531	13,626
Net income per common share
Basic	0.77	0.97	0.93	0.83	0.46
Diluted	0.74	0.94	0.90	0.82	0.46
Balance Sheet Data:
Total assets	$748,666	$616,072	$548,277	$499,656	$355,791
Long-term debt including current maturities	9,334	12,045	10,411	14,467	21,296
Total shareholders' equity	200,174	180,301	166,886	133,992	97,092

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis explains our general financial condition, changes in financial condition and results of operations as a whole and each of our operating segments including:

  •
  Factors affecting our business

  •
  Our revenues and profits

  •
  The source of our revenues and profits

  •
  Why those revenues and profits were different from year to year

  •
  Where our cash came from and how it was used

  •
  How all of this affects our overall financial condition

        The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. As you read this section, you should also refer to our consolidated financial statements and the accompanying notes. These consolidated financial statements provide additional information regarding our financial activities and condition. This analysis may be important to you in making decisions about your investment in CH2M HILL Companies, Ltd. (CH2M HILL).

Introduction

        The engineering and construction industry continues to undergo substantial change as public and private clients privatize and outsource many of the services that were formerly provided internally. Numerous mergers and acquisitions in the industry have resulted in a group of larger firms that offer a full complement of single-source services including studies, designs, construction, operations, maintenance and in some instances, facility ownership. Included in the current trend is the movement towards longer-term contracts for the expanded array of services, e.g., 5 to 20 year contracts. These larger, longer, more full-service contracts require us to have substantially greater financial capital than has historically been necessary to remain competitive.

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

Acquisition of Lockwood Greene

        On December 12, 2003 we acquired substantially all of the assets and assumed certain liabilities of Lockwood Greene Engineers, Inc., (Lockwood Greene). We completed the acquisition for total consideration of approximately $100.2 million, comprised of a purchase price of $95.5 million, working capital adjustments of $2.0 million and direct acquisition costs of $2.7 million, subject to adjustment within 90 days after the closing. Goodwill in the amount of $26.7 million was recorded as part of the transaction because we paid a premium over the fair market value of the net assets we acquired, including identifiable intangible assets. This acquisition expands our existing portfolio of clients in the private industrial sector, particularly in power, pharmaceuticals and biotechnology. It is consistent with our strategic objective to offer a full complement of single-source services by increasing our engineering, procurement and construction capabilities.

        The purchase price, net of cash acquired, was financed through our working capital and borrowings under our existing credit facility. The purchase price was determined on an arms' length basis through a competitive auction pursuant to auction and bid procedures approved by the Bankruptcy Court. The acquisition is accounted for under the purchase method of accounting. Accordingly, our consolidated results of operations for the year ended December 31, 2003 include those of Lockwood Greene from the date of acquisition.

Summary of Operations

        Revenues and pre-tax profit or loss for the years ended December 31, 2003, 2002 and 2001 by operating segment were as follows:

	2003			2002			2001
	Revenues		Pre-tax Profit (loss)	Revenues		Pre-tax Profit (loss)	Revenues		Pre-tax Profit (loss)
	(dollars in millions)
Environmental, Energy and Infrastructure	$1,239.0	58%	$32.5	$1,116.5	57%	$33.4	$1,067.9	56%	$30.6
Water	693.3	32%	26.6	612.7	31%	24.8	577.4	30%	19.6
Industrial	222.0	10%	(8.9)	225.7	12%	2.4	278.1	14%	11.8
Corporate	—	—	(9.6)	—	—	(8.3)	—	—	(11.4)

Total	$2,154.3	100%	$40.6	$1,954.9	100%	$52.3	$1,923.4	100%	$50.6

Results of Operations for the Year Ended December 31, 2003 Compared to 2002

        Revenues for the year ended December 31, 2003 were $2,154.3 million compared to $1,954.9 million for the year ended December 31, 2002, an increase of $199.4 million, or 10.2%. Our Environmental, Energy and Infrastructure (EE&I) segment reported increased revenues of $122.5 million, or 11.0% and our Water segment reported increased revenues of $80.6 million, or 13.2%. For the same period, our Industrial segment reported decreased revenues of $3.7 million, or 1.6%.

        Pre-tax profit for the year ended December 31, 2003 was $40.6 million compared to $52.3 million for the year ended December 31, 2002. The decrease of $11.7 million was comprised primarily of a decrease in our Industrial segment of $11.3 million and a decrease in our EE&I segment of $0.9 million offset by an increase in our water segment of $1.8 million. Corporate expenses increased by $1.3 million for the year ended December 31, 2003 compared to December 31, 2002.

Environmental, Energy and Infrastructure

        Revenues in the EE&I segment for the year ended December 31, 2003 were $1,239.0 million compared to $1,116.5 million for the same period in 2002, an increase of $122.5 million, or 11.0%. The increase in revenues was due to improvements in all of the EE&I segment businesses, as described below:

  •
  Our environmental and energy businesses reported increased revenues of $61.7 million compared to the year ended December 31, 2002. These improvements are due primarily to increases in U.S. federal government contracts and delivery orders. Further, our transportation business has seen some increases in business due to solid federal funding that remains intact, although state and local funding is down.

  •
  Our nuclear business reported increased revenues of $49.2 million compared to the year ended December 31, 2002. Effective January 2003, we were awarded a new performance-based contract by the U.S. Department of Energy (DOE) to accelerate the safe closure of the nuclear facilities at the former Mound Closure Plant in Miamisburg, Ohio, and to transition the site to industrial use. This new Mound Closure Project reported $103.8 million in revenues for the year ended December 31, 2003. This increase was offset by decreases in revenue at the DOE's Hanford River Protection Project due to the timing of certain delivery efforts.

  •
  Our telecommunications business reported increased revenues of $3.3 million for the year ended December 31, 2003 compared to the same period last year. The increase was a result of slight improvements in the domestic wireless markets. While the telecommunications industry is still slow to recover on the capital expenditure side, we continue to invest in this business in order to be positioned to compete for work in other sectors of the telecommunications industry.

        For the year ended December 31, 2003, pre-tax profit was $32.5 million compared to $33.4 million for the same period in 2002, a decrease of $0.9 million. Pre-tax profit as a percentage of revenues was 2.6% for 2003 compared to 3.0% for the same period in 2002. The decrease in pre-tax profit for the year ended December 31, 2003 compared to the same period in 2002 resulted from a decline in earnings from Kaiser-Hill Company, LLC (Kaiser-Hill). The EE&I operating segment recorded $17.0 million of additional earnings in 2002 ($6.7 million net of incentive accruals and related tax expense) from Kaiser-Hill as a result of favorable performance on the Rocky Flats project for the DOE. Kaiser-Hill's performance to date has increased the likelihood of receiving a larger performance fee upon completion, and therefore the financial results in 2002 reflected this positive performance. This pre-tax profit decrease was offset primarily by profit increases in the environmental, energy, nuclear and telecommunications businesses. Additionally, pre-tax profit for the year ended December 31, 2002 was negatively impacted by the write-off of a $10.0 million equity investment (which is estimated to be $3.6 million, net of incentive compensation accrual reductions and tax benefits).

Water

        Our Water segment reported revenues of $693.3 million for the year ended December 31, 2003 compared to revenues of $612.7 million in the same period of 2002. The increase of $80.6 million, or 13.2%, was primarily attributable to significant growth in our water and wastewater business, as well as operations and maintenance business. These increases were achieved primarily from the strong performance of both our traditional and design-build North American operations. Market conditions continue to improve domestically as utilities invest in water related facilities. These investments domestically and abroad are driven by population and economic growth in certain regions, and capacity shortfalls and regulatory requirements in other regions.

        Our Water segment reported $26.6 million of pre-tax profit for the year ended December 31, 2003 compared to $24.8 million of pre-tax profit for the same period of 2002. Pre-tax profit as a percentage of revenues for 2003 was 3.8% compared to 4.0% for 2002. The increase of $1.8 million in pre-tax profit is attributable to revenue improvements, service delivery improvements on design-build projects, additional efficiencies in business development and a reduction of overhead costs. Offsetting this improvement in pre-tax profit were project delivery challenges in our operations and maintenance business on certain projects.

Industrial

        Our Industrial segment reported revenues of $222.0 million for the year ended December 31, 2003, of which $73.7 million was generated from the microelectronics industry. The revenues for 2002 were $225.7 million, of which $103.6 million was generated from the microelectronics industry. The decrease of $3.7 million was comprised of a $29.9 million decrease in revenues from the microelectronics industry, offset by an increase in revenues of $26.2 million. The $26.2 million was comprised of $11.5 million of revenues from Lockwood Greene and increased revenues of $14.7 million from other industries, including food, pharmaceutical and facility services. The primary contributor to this overall decline in revenue was attributable to the depressed facility capital spending levels resulting from the recession in the semiconductor industry. The semiconductor industry showed initial signs of recovery at the end of 2003 resulting in slightly increased workload and bid opportunities.

        Our Industrial segment reported $8.9 million of pre-tax loss for the year ended December 31, 2003, of which $0.5 million was related to Lockwood Greene, compared to $2.4 million of pre-tax profit for the year ended December 31, 2002. The decline in pre-tax profit was due to a decline in the volume of services sold during 2003 as compared to 2002. In addition to low workload volumes, the competitive market environment forced reductions in project margins. Indirect labor costs, which consist of salaries and benefits of all administrative personnel, plus salaries and benefits of technical personnel for hours not spent working on billable client services, decreased as a percent of total labor costs. This decrease in non-billable labor was primarily due to labor reductions related to the decline in the microelectronics industry. General and administrative costs in 2003 have decreased slightly over 2002 primarily due to cost containment efforts and staffing reductions.

Results of Operations for the Year Ended December 31, 2002 Compared to 2001

        Revenues for the year ended December 31, 2002 were $1,954.9 million compared to $1,923.4 million for the same period in 2001, an increase of $31.5 million, or 1.6%. Our EE&I segment reported increased revenues of $48.6 million, or 4.6%, and our Water segment reported increased revenues of $35.3 million, or 6.1%. For the same period, our Industrial segment reported decreased revenues of $52.4 million, or 18.8%.

        Pre-tax profit for the year ended December 31, 2002 was $52.3 million compared to $50.6 million in the same period of 2001. The increase of $1.7 million was comprised of increases in our EE&I segment of $2.8 million, our Water segment of $5.2 million and a decrease in our Industrial segment of $9.4 million. Corporate expenses decreased by $3.1 million for the year ended December 31, 2002 compared to December 31, 2001.

Environmental, Energy and Infrastructure

        Revenues in our EE&I segment for the year ended December 31, 2002 were $1,116.5 million compared to $1,067.9 million for the same period in 2001. This $48.6 million increase was due primarily to improvements in our environmental, nuclear and transportation businesses, offset by declines in our energy and telecommunications businesses, as described below:

  •
  Our environmental business reported increased revenues of $35.9 million compared to 2001. This increase was due to work scope expansion on certain large federal programs and strong performance in the private sector.

  •
  Our nuclear business reported increased revenues of $30.3 million compared to 2001. This increase occurred primarily due to the timing of certain delivery efforts at the DOE's Hanford River Protection Project.

  •
  Our transportation business reported an increase in revenues of $17.7 million in 2002 compared to 2001 due primarily to the January 2002 acquisition of Gee & Jensen Engineers-Architects-Planners, Inc., an engineering and consulting firm in the seaports industry.

  •
  These revenue increases were offset by the completion or termination of several large projects in the energy and telecommunications businesses, both of which experienced significant downturns during 2002. The telecommunications industry showed no sign of recovery on the capital expenditure side during 2002, where much of our historical work has been.

        For the year ended December 31, 2002, pre-tax profit was $33.4 million compared to $30.6 million in the same period of 2001, an increase of $2.8 million or 9.2%. Pre-tax profit as a percentage of revenues was 3.0% for 2002 compared to 2.8% for the same period of 2001.

        The increase in our pre-tax profit for the year ended December 31, 2002 compared to the same period in 2001 was primarily due to revenue increases in our environmental, nuclear, and transportation businesses and increased earnings from Kaiser-Hill as a result of favorable performance on the Rocky Flats project for the DOE. These increases were offset in part by severe downturn and project terminations in our Telecommunications business and increased business development outlays in the international and design-build markets related to all businesses in our EE&I segment.

        In addition, pre-tax profit for the year-ended December 31,2002 was negatively impacted by the write-off of a $10.0 million equity investment (which is estimated to be $3.6 million, net of incentive compensation accrual reductions and tax benefits) for a minority interest in an international telecommunications investment company, CAI Investments, LLC (CAI). We concluded that the fair market value of the investment had declined materially and that this decline was not temporary due to deteriorating market conditions in the telecommunications industry and CAI's inability to secure timely financing for projects.

Water

        Our Water segment reported revenues of $612.7 million for the year ended December 31, 2002 compared to revenues of $577.4 million in the same period of 2001. The increase of $35.3 million, or 6.1%, was attributable to significant growth in the water and wastewater business as well as the operations and maintenance business. The increases were achieved primarily from the strong performance of both our traditional and design-build North America operations. Market conditions domestically and abroad continued to improve as utilities invested in water related facilities. These investments are driven by population and economic growth in certain regions, and capacity shortfalls and regulatory requirements in other regions.

        Our Water segment reported $24.8 million of pre-tax profit for the year ended December 31, 2002 compared to $19.6 million of pre-tax profit for the same period of 2001. Pre-tax profit as a percent of revenues for 2002 was 4.0% compared to 3.4% for 2001. The improvement of $5.2 million in pre-tax profit is attributable to increased revenues and service delivery improvements, combined with additional efficiencies in business development and leveraged overhead costs.

Industrial

        Our Industrial segment reported revenues of $225.7 million for the year ended December 31, 2002, of which $103.6 million was generated from the microelectronics industry. The revenues for 2001 were $278.1 million, of which $181.1 million was generated from the microelectronics industry. The decrease of $52.4 million was comprised of a $77.5 million decrease in revenues from the microelectronics industry, offset by an increase in revenues of $25.1 million from other industries, including food, pharmaceutical and facility services. The primary contributor to this overall decline in revenue was due to the economic decline in the microelectronics industry.

        Our Industrial segment reported $2.4 million of pre-tax profit for the year ended December 31, 2002 compared to $11.8 million for the year ended December 31, 2001. Pre-tax profit as a percent of revenues for 2002 was 1.1% and 4.2% for the same period in 2001. The decrease in pre-tax profit was due to a decline in the volume of services sold during 2002 as compared to 2001. Direct project costs, as a percentage of revenues, was comparable in the periods ended 2002 compared to 2001. Indirect labor costs, which consist of salaries and benefits of all administrative personnel, plus salaries and benefits of technical personnel for hours not spent working on billable client services, increased as a percent of the services portion of revenues. This increase is directly related to the lower demand for services in the microelectronics industry. General and administrative costs also increased due to maintaining certain staffing levels in order to be positioned for a recovery in the microelectronics industry.

Newly Aligned Operating Segments

        During the course of 2003, we reevaluated how our business was organized and announced a new organizational model, to become effective on January 1, 2004. This model, recognizing and reflective of the distinct needs of our clients, will be centered on three Client Groups:

  •
  Civil Infrastructure (state and local governments)

  •
  Federal (U.S. and international governments)

  •
  Industrial (private sector clients)

        This change was brought about by discussions among senior management and our Board of Directors, who recognized that our path to success was critically dependent on understanding and meeting the differing needs and requirements of our clients. The new structure will allow better decision making on an enterprise-wide basis.

        The following chart shows the realignment into the three Client Groups and the revised businesses under each group:

Historical Operating Segments
Environmental, Energy and Infrastructure
•	Energy & Industrial Systems
•	Environmental Services
•	Nuclear Services
•	Communications
•	Federal Outsourcing & Privatization
•	Transportation
Water
•	Water & Wastewater
•	Operations & Maintenance
Industrial
•	Industrial
•	Lockwood Greene
Newly Aligned Operating Segments (Effective 1/1/04)
Civil Infrastructure
•	Transportation
•	Water & Wastewater
•	Operations & Maintenance
Federal
•	Environmental Services
•	Nuclear Services
•	Federal Outsourcing & Privatization
Industrial
•	Industrial
•	Energy & Industrial Systems
•	Communications
•	Lockwood Greene

Joint Ventures

        We routinely enter into joint ventures to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. Our largest joint venture is Kaiser-Hill, in which we own a 50% interest. This joint venture is in our EE&I operating segment. Kaiser-Hill's current contract with the DOE, which has been effective since 2000, is a site closure contract and does not have a defined term. We are targeting closure of the site in 2006. Under the contract, Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure timetable and costs. Outside of a negotiated range, for every dollar that the DOE saves, Kaiser-Hill receives a 30-cent increase in fee. At the same time, for every dollar the cleanup is over budget, the fee is reduced by 30 cents down to an agreed minimum. The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of our performance. Due to the timing of specific work scopes and the completion of activities, Kaiser-Hill's earnings may not be comparable from period to period.

        The earnings from Kaiser-Hill are reported as equity in earnings of joint ventures and affiliated companies, along with other joint ventures that are individually insignificant. For the years ended December 31, 2003, 2002, and 2001 we reported total equity in earnings of joint ventures and affiliated companies of $26.9 million, $44.0 million and $17.1 million, respectively. The earnings from the Kaiser-Hill joint venture for the years ended December 31, 2003, 2002, and 2001 were $20.0 million, $36.8 million, and $15.1 million, respectively. The increase in earnings for 2002 is primarily attributable to the portion of the fee that is impacted by cost estimate reductions as a result of favorable performance on the Rocky Flats project for the DOE. Effectively, Kaiser-Hill's performance to date has increased the likelihood of receiving a larger performance fee upon completion. Therefore, the 2002 financial results were adjusted to reflect this positive performance and we recorded $17.0 million of additional earnings ($6.7 million of profit after tax) from Kaiser-Hill. The additional increases in equity in earnings of joint ventures and affiliated companies for the year ended December 31, 2002 compared to the same period in 2001 was due to new joint ventures in both our Water and EE&I operating segments and improved profitability of continuing joint ventures.

        During the years ended December 31, 2003, 2002, and 2001, we recognized undistributed earnings from Kaiser-Hill of $3.6 million, $21.1 million and $7.2 million, respectively. Kaiser-Hill's ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the DOE and can be different from the earnings recognized for accounting purposes. As the cleanup of the site progresses toward the targeted closure date of 2006, undistributed earnings could continue to increase if Kaiser-Hill continues to perform at better than cost and schedule targets. This could result in an increase in our investment in Kaiser-Hill, which was $32.4 million and $28.8 million as of December 31, 2003 and 2002, respectively.

Corporate Expenses

        Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts. Corporate expenses for the year ended December 31, 2003 were $9.6 million compared to $8.3 million in 2002 and $11.4 million in 2001. The increase of $1.3 million from 2002 to 2003 related primarily to expenses associated with the implementation efforts to comply with provisions of the Sarbanes-Oxley Act of 2002. The decrease of $3.1 million from 2001 to 2002 relates primarily to overhead spending controls put in place during 2002.

Income Taxes

Date	Income Tax Provision	Effective Tax Rate
	(in millions)
2003	$16.7	41.3%
2002	$22.6	43.3%
2001	$22.7	44.8%

        The decrease in the effective tax rate for the year ended December 31, 2003 compared to the same period in 2002 was primarily due to tax benefits realized under the Extraterritorial Income Exclusion (EIE) rules. Under the EIE rules, taxpayers may elect to exclude from taxable income certain foreign-related income. Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes and disallowed portions of meals and entertainment expenses and other permanent differences.

        We have presented a claim to the Internal Revenue Service (IRS) relating to the research and experimentation tax credit for the years 1996 through 1999. Although we are seeking resolution with the IRS, we only recognize tax benefits related to these credits for financial statement purposes when it is probable that such benefits will be realized. The amount of the tax credit claimed is significant, however, the ultimate amount to be realized and the timing of the recognition of the tax credit will depend upon the final resolution with the IRS.

Liquidity and Capital Resources

        For the year ended December 31, 2003, we generated $39.3 million of cash from operations. With the $39.3 million of cash generated from operations and the $106.4 million of cash on hand at December 31, 2002, we used $7.0 million for capital expenditures, $79.9 million for the acquisition of Lockwood Greene, net of cash acquired, and $27.7 million to purchase stock presented on the internal market. The positive operating cash flow was primarily due to net income generated by our subsidiaries as we actually experienced a decline in our working capital accounts. This change was primarily due to an increase in accounts receivable and unbilled revenue as a result of increases in construction contract billings which tend to be collected slower than billings from engineering services contracts. Because of the significant impact that collections of accounts receivable have on our operating cash flows, we continuously monitor collection efforts and assess the allowance for accounts receivables. Based on this assessment, we have deemed the allowance for doubtful accounts at December 31, 2003 to be adequate.

        We are a professional services organization and, therefore, we do not require significant outflows of cash for capital expenditures. Our capital expenditures are generally for purchases of office equipment and leasehold improvements. We spent $7.0 million in 2003, $5.9 million in 2002 and $7.7 million in 2001 on such expenditures. We have a formal operating lease program under which most of our computing and related equipment is procured on an ongoing basis.

        Our most significant source of cash is from operations. If cash flows from operations are insufficient to cover our working capital needs, we currently have access to our unsecured revolving line of credit. At December 31, 2003, our total cash and credit capacity available for general corporate purposes, acquisitions and letters of credit is as follows (in millions):

Cash on hand		$30.9
Line of credit capacity	160.0
Issued letters of credit	(40.7)

Net credit capacity available		119.3

Total excess capacity		$150.2

        Over the last several years, we have not used our credit facility except to support the issuance of letters of credit. However, in late December 2003, we borrowed $47.0 million under our credit facility to ensure sufficient liquidity to close the Lockwood Greene acquisition. This borrowing was repaid within approximately 20 days from cash on hand and cash flows from operations. Because we used our cash for the acquisition, it is likely, but uncertain, that we will utilize our credit facility periodically during 2004 depending on the timing of cash receipts and disbursements. Since our cash inflows and outflows are primarily a function of our operations, we cannot predict with any certainty the timing of such cash receipts and disbursements.

        Our contractual obligations at December 31, 2003 are shown below. Based upon our cash flow from operations and our credit capacity discussed above, we believe that we have or have access to adequate financial resources to fund these contractual obligations and fund our operations in 2004 and beyond, including working capital requirements, capital expenditures and potential future acquisitions or strategic investments.

	Payments due by period
Contractual Obligations (in millions)	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Long-term debt	$2.3	$4.1	$1.6	$1.3	$9.3
Operating lease obligations	85.4	127.1	65.4	39.8	317.7

Total	$87.7	$131.2	$67.0	$41.1	$327.0

        During December 2003 we amended our unsecured revolving line of credit to increase the maximum borrowing capacity from $125.0 million to $160.0 million. The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit. The credit facility, as amended, expires in July 2006, however, with the lender's consent, can be extended for an additional year on the first and second anniversary date, through 2007 and 2008, respectively. At our option, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate plus 1.25% to 2.0%, or the lender's applicable base rate plus margin of 0.0% to 0.5% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.2% per year is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.

        The agreement requires us to, among other things, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreement). As of and for the year ended December 31, 2003 we were in compliance with the covenants required by the agreement.

        There were no amounts outstanding under the line of credit at December 31, 2003 or 2002. However, the agreement allows us to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At December 31, 2003 and 2002, there were $40.7 million and $13.6 million issued and outstanding letters of credit, respectively.

Off-Balance Sheet Arrangements

        During 2001, CH2M HILL and Meridian 26 Trust (Trust) entered into an agreement whereby the Trust acquired land in Englewood, Colorado for the purpose of constructing and owning our new corporate headquarters and another building. The construction of these two buildings was completed in October 2002. The Trust was formed to fund the construction, own the land and the two buildings and subsequently lease the facilities to us. The Trust was funded by equity and debt investments from independent third parties. The lease agreement was effective upon completion of construction. The lease agreement calls for monthly lease payments of approximately $0.4 million through March 3, 2013 and requires that we guarantee a residual value of the facilities for approximately $42.0 million. Upon completion of the lease term, subject to certain limitations, we have the option to purchase the facilities from the Trust at fair market value, which is currently estimated to be $53.0 million.

        We are party to another lease agreement that calls for monthly lease payments at a variable interest rate, estimated to be approximately $0.1 million per month, based on current interest rates. The lease agreement requires that we guarantee a residual value of the additional building of approximately $17.6 million. Upon completion of the lease term, subject to certain limitations, we have the option to purchase the additional building from the lessor at fair market value, which is currently estimated to be $20.8 million. The lease matures on September 28, 2008 and provides for five one year renewal options.

Aggregate Commercial Commitments

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

        Commercial commitments outstanding as of December 31, 2003 are summarized below:

	Amount of Commitment Expiration Per Period
Commercial Commitment (in millions)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed
Letters of credit	$40.4	$0.3	$—	$—	$40.7
Residual value guarantees	—	—	—	59.6	59.6
Surety bonds	439.4	142.3	3.7	—	585.4

Total	$479.8	$142.6	$3.7	$59.6	$685.7

Insurance

        We carry professional liability and general casualty insurance, including general liability, property, automobile, fiduciary, workman's compensation, directors' and officers', contractor's pollution liability and other coverage which are customary in the industry. We also have surety bond commitments. The tragic events of September 11, 2001 and the recent economic downturn have had an impact on the financial status of a number of insurance and surety providers. This has caused an increase in the cost and a decrease in the availability of insurance and surety coverage. We believe that we will be able to continue to have access to professional liability and general casualty insurance, as well as surety bonds, with sufficient coverage limits and on acceptable financial terms necessary to support our business. The cost of such coverage has increased and is expected to continue to increase in the short term. Such cost increases are expected to range annually between 5.0% and 20.0% for various insurance policies and surety bonds. We do not believe that such increases will have a material impact on our business.

        Our current insurance policies include coverage for terrorist acts, except for acts of war. In the future, terrorist act coverage may be limited or expensive to obtain. While we will attempt to renew our insurance policies without losing the terrorism coverage, we do not believe that lack of such coverage would have a material impact on our business. We also believe that we will be able to supplement our current insurance program with terrorism coverage on an as needed basis to support specific business requirements through required terrorism insurance offerings under the Terrorism Risk Insurance Act of 2002.

        Our risk management personnel continuously monitor the developments in the insurance market. The financial stability of the insurance and surety providers is one of the major factors that we take into account when buying our insurance coverage. Currently our insurance and bonds are purchased from several of the world's leading and financially stable providers often in layered insurance or co-surety arrangements. The built-in redundancy of such arrangements usually enables us to call upon existing insurance and surety suppliers to fill gaps that may arise if other such suppliers become financially unstable.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Although our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements, below is a summary of our most critical accounting policies.

Revenue Recognition

        We earn our revenues from different types of services under a variety of different types of contracts, including cost-plus, firm fixed-price and time-and-materials. In recognizing revenue, we evaluate each contractual arrangement to determine the appropriate authoritative literature to apply. We recognize revenue and profit for most of our contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts. In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, or achievement of contract performance standards.

        Change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and can be reliably estimated. Losses on contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated.

        We have a history of making reasonable estimates of the extent of progress towards completion, total contract revenue and total contract costs on our engineering and construction contracts. However, due to uncertainties inherent in the estimation process, it is possible that actual total contract revenue and completion costs may vary from estimates.

        Below is a description of the three basic types of contracts from which we may earn revenues.

        Cost-Plus Contracts.    Cost-plus contracts can generally be cost plus a fixed fee or rate, or cost plus an award fee. Under these types of contracts, we charge our clients for our costs, including both direct and indirect costs, plus a fixed negotiated fee or award fee. We generally recognize revenues based on the actual labor costs and non-labor costs we incur, plus the portion of the fixed fee or award fee we have earned to date. If the actual labor hours and other costs we expend are lower than the total number of hours and other costs we have estimated, our revenues related to cost recoveries from the project will be lower than originally estimated. If the actual labor hours and other costs we expend exceed the original estimate, we must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs.

        In the case of a cost-plus award fee, we generally include in the total contract value the portion of the fee that we are probable of receiving. Award fees are influenced by the achievement of contract milestones, cost savings and other factors.

        Fixed Price Contracts.    Under fixed price contracts, our clients pay us an agreed amount negotiated in advance for a specified scope of work. For engineering and construction contracts, we recognize revenues on fixed price contracts using the percentage-of-completion method. For operations and maintenance contracts, we recognize revenues on fixed price contracts using the straight-line method over the life of the contract. Prior to completion, our recognized profit margins on any fixed price contract depend on the accuracy of our estimates and will increase to the extent that our actual costs are below the original estimated amounts. Conversely, if our costs exceed these estimates, our profit margins will decrease and we may realize a loss on a project. If our actual costs exceed the original estimate, we attempt to obtain a change order or contract modification.

        Time-and-Materials Contracts.    Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we expend on a project. In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct expenditures that we incur in connection with our performance under the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that we directly charge or allocate to contracts compared with the negotiated billing rate and markup on other direct costs. Some of our time-and-materials contracts are subject to maximum contract values, and accordingly, revenues under these contracts are recognized under the percentage-of-completion method. Revenues on contracts that are not subject to maximum contract values are recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct expenditures that we incur on the projects. Our time-and-materials contracts generally include annual billing rate escalation provisions.

Income Taxes

        In determining net income for financial statement purposes, we must make estimates and judgments in the calculation of tax assets and liabilities and in the determination of the recoverability of the deferred tax assets. The tax assets and liabilities arise from temporary differences between the tax return and the financial statement recognition of revenues and expenses.

        We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our tax provision by recording a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2003 and 2002, we reported a valuation allowance of $3.2 million and $3.6 million, respectively.

        In addition, the calculation of our tax assets and liabilities involves dealing with uncertainties in the application of complex tax regulations. We may recognize a tax asset or adjust taxes payable for anticipated state or federal tax credits, such as those relating to the research and experimentation tax credit.

Pension Benefits

        We have two frozen and one active noncontributory defined benefit pension plans. Our earnings and shareholders' equity may be impacted by these qualified defined benefit plans because Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 87, "Employers' Accounting for Pensions," requires that the amounts we record be computed using actuarial valuations. These valuations include many assumptions, but the two most critical assumptions are the discount rate and the expected long-term rate of return on plan assets. We use judgment in selecting these assumptions each year because we have to consider not only current market conditions, but also make judgments about future market trends, changes in the interest rates and equity market performance. We also have to consider factors like the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

        An actual example of how changes in these assumptions can affect our financial statements occurred in 2002. Based on our review of market trends and other factors, we lowered the discount rate assumption to 6.95% for 2002, from 7.25% for 2001. This change, together with other factors such as the effects of the actual return on plan assets, resulted in an adjustment in the shareholders' equity section of our balance sheet to reflect a minimum pension liability adjustment. This adjustment is determined by comparing the accumulated benefit obligation (ABO) to the fair value of plan assets. The amount by which the ABO exceeds the fair value of plan assets, after adjusting for previously recorded accrued or prepaid pension cost for the plan, must be recorded as a minimum pension liability adjustment, with a corresponding increase in an intangible asset, if appropriate, and a reduction to shareholders' equity. The non-cash after-tax adjustment related to our recording of a minimum pension liability adjustment in 2002 did not impact earnings, but reduced our shareholders' equity by $14.7 million, net of tax.

        In 2003 we lowered the discount rate assumption to 6.25%. The non-cash after-tax adjustment in 2003 was $0.8 million and is reflected in accumulated other comprehensive loss in the consolidated statements of shareholders' equity and comprehensive income. This adjustment is computed at each year-end and may reverse in the future if financial markets improve and interest rates increase, or may increase if financial market performance is less than expected and/or interest rates continue to decline.

New Accounting Standards

        In January 2003, the FASB issued Interpretation (FIN) 46, "Consolidation of Variable Interest Entities," which provides guidance on when to consolidate variable interest entities. In December 2003, the FASB revised FIN 46 with FIN 46R. In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. We will adopt the provisions of FIN 46R immediately for entities created after December 31, 2003. For entities created before December 31, 2003, we will adopt FIN 46R in the first quarter of 2005, as required by FIN 46R.

        We have interests in multiple pass through joint ventures, with little or no initial equity, which are considered variable interest entities under FIN 46R. These entities facilitate the completion of service contracts that are jointly owned with our joint venture partners. These joint ventures are formed to leverage the skills of the respective partners, and include consulting, construction, design, project management and operations and maintenance contracts. Typically, our losses on these contracts are limited to our portion of the total contract value, but occasionally, our exposure can be up to three times the total contract value.

        We have an interest in CH2M HILL Canada, Ltd. (Canada), which may be a variable interest entity. Canada represents all of our Canadian operations, which consist of consulting in environmental engineering and scientific services. Our losses are limited to our investment in the entity of approximately $8.2 million. We have a lease with the Trust, which may also be a variable interest entity. The Trust is owned by third parties and was formed to fund the construction and own our corporate headquarters and another building. The aggregate fair value of the assets held by the Trust is approximately $53.0 million, for which our losses are limited to our guaranteed residual value of approximately $42.0 million.

        In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132(R) increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. The new disclosure requirements required by SFAS No. 132(R) are effective for us for the year ending after June 15, 2004. We will adopt the new SFAS No. 132(R) disclosure requirements for the year ending December 31, 2004.

        In December 2003, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act). This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit, to make a one-time election to defer accounting for the Act. The election to defer accounting for the Act must be made before net periodic postretirement benefit costs for the period that includes that Act's enactment are first included in reported financial information. The decision to defer the accounting for the Act is effective for us for the quarter ending March 31, 2004. The adoption of FSP No. FAS 106-1 is not expected to have a material effect on our consolidated operating results, financial position, or cash flows.

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

  •
  Our ability to manage the costs associated with our fixed-price contracts

  •
  Our ability to manage the risks inherent in international operations, including operations in war and conflict zones

  •
  Our ability to attract and retain professional personnel

  •
  General economic conditions

        These factors and other factors that could cause our results to differ from the results discussed in the forward-looking statements are described in detail in our most recent Prospectus filed with the SEC.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk from changes in interest rates and foreign exchange rates. This risk is monitored to limit the effect of interest rate and foreign exchange rate fluctuations on earnings and cash flows. Our interest rate exposure is generally limited to our unsecured revolving credit agreement and to our notes payable to former shareholders. Historically, we have used short-term variable rate borrowings under the revolving credit agreement on a limited basis. During 2003, we borrowed and repaid $47.0 million under our revolving credit agreement. At December 31, 2003 and 2002, there were no amounts outstanding under the credit facility. The interest rate on the notes payable to former shareholders is variable and fluctuates annually based on the U.S. Federal Reserve Discount Rate. These notes have varying maturities through 2009. We have two notes payable related to an acquisition in 2002, which have fixed interest rates of 9.4% and 5.0% and maturity dates in 2010 and 2005, respectively. Collectively, the amounts outstanding under these notes were $8.7 million and $11.5 million as of December 31, 2003 and 2002, respectively. We are also exposed to interest rate risk related to lease payments on a building, as our monthly lease payment is based on a variable interest rate. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our financial position or results of operations.

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

        Reference is made to the information set forth on pages F-1 through F-29.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

        We carried out an evaluation as of the last day of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 13.    Certain Relationships and Related Transactions

        None.

Item 14.    Principal Accountant Fees and Services

        See the information set forth under "Audit Subcommittee" in the Proxy Statement which is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Documents Filed as Part of this Report

  1.
  Financial Statements

    2.
    Financial Statement Schedules

          Financial Statements of Kaiser-Hill Company, LLC as of December 31, 2003 and 2002 and for the three years ended December 31, 2003, 2002 and 2001.

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
2.2
Asset Purchase Agreement dated as of November 14, 2003, as amended on December 9, 2003, by and among J.A. Jones, Inc., a Delaware corporation, Lockwood Greene Engineers, Inc., a Massachusetts corporation, Jones Lockwood Greene, L.L.C., a North Carolina limited liability company, Jones LG, L.L.C., a North Carolina limited liability company, Lockwood Greene Systems Corporation, a South Carolina corporation, Lockwood Greene E&C, L.L.C., a South Carolina limited liability company, Lockwood Greene-Puerto Rico, Inc., a Puerto Rico corporation, and Lockwood Greene International, Inc., a South Carolina corporation, and CH2M HILL Companies, Ltd., an Oregon corporation filed as Exhibit 2.1 on Form 8-K, on December 29, 2003 (File No. 000-27261)
*2.3
Order approving motion of Lockwood Greene Engineers, Inc. and its debtor subsidiaries for authority (1) to sell substantially all of their assets other than in the ordinary course of business free and clear of liens, claims, encumbrances, and other interests pursuant to 11 U.S.C. Section 363(f), and (2) to assume and assign unexpired leases and executory contracts pursuant to 11 U.S.C. Section 365

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
10.13†	Deferred Compensation Retirement Program Arrangement effective December 1, 1995 filed as Exhibit 10.13 on Form 10-K, on March 29, 2000
10.14†	Executive Deferred Compensation Program Arrangement effective January 1, 1997 filed as Exhibit 10.14 on Form 10-K, on March 29, 2000
10.16	Assignment and Acceptance of $100,000,000 Senior Unsecured Revolving Credit Agreement filed as Exhibit 10.16 on Form 10-K, on March 20, 2001
10.17†	CH2M HILL Companies, Ltd. 2002 Pre-Tax Deferred Compensation Plan effective November 10, 2000 filed as Exhibit 10.17 on Form 10-K, on March 20, 2001
10.19†	CH2M HILL Companies, Ltd. 2002 After-Tax Deferred Compensation Plan effective November 10, 2000 filed as Exhibit 10.19 on Form 10-K, on March 20, 2001
10.21†	CH2M HILL Companies, Ltd. Deferred Compensation Retirement Plan effective January 1, 2000 filed as Exhibit 10.21 on Form 10-K, on March 20, 2001
10.22†	CH2M HILL Companies, Ltd. Executive Deferred Compensation Plan effective January 1, 2000 filed as Exhibit 10.22 on Form 10-K, on March 20, 2001
10.23†	CH2M HILL Companies, Ltd. Deferred Compensation Plan effective January 1, 2001 filed as Exhibit 10.23 on Form 10-K, on March 20, 2001
10.25†	CH2M HILL Companies, Ltd. Restricted Stock Policy and Administration Plan effective January 1, 2000 filed as Exhibit 10.25 on Form 10-K, on March 20, 2001
10.26†	CH2M HILL Companies, Ltd. Short Term Incentive Plan effective January 1, 2000 filed as Exhibit 10.26 on Form 10-K, on March 20, 2001

10.27†	CH2M HILL Companies, Ltd. 2002 Pre-Tax Deferred Compensation Plan effective November 9, 2001 filed as Exhibit 10.27 on Form 10-K, on March 29, 2002
10.29†	CH2M HILL Companies, Ltd. 2002 After-Tax Deferred Compensation Plan effective November 9, 2001 filed as Exhibit 10.29 on Form 10-K, on March 29, 2002
10.32†	CH2M HILL Companies, Ltd. Long Term Incentive (LTI) Plan effective January 1, 1999 filed as Exhibit 10.32 on Form 10-K, on March 29, 2002
10.33†	CH2M HILL Companies, Ltd. 2003 Pre-Tax Deferred Compensation Plan effective November 8, 2002 filed as Exhibit 10.33 on Form 10-K, on March 26, 2003
10.35†	CH2M HILL Companies, Ltd. 2003 After-Tax Deferred Compensation Plan effective November 8, 2002 filed as Exhibit 10.35 on Form 10-K, on March 26, 2003
10.37†
CH2M HILL Companies, Ltd. Executive Officers Long Term Incentive Plan effective January 1, 2003 subject to shareholder approval at the 2003 Annual Shareholder meeting filed as Exhibit 10.37 on Form 10-K, on March 26, 2003
10.41	$125,000,000 Senior Unsecured Revolving Credit Agreement dated as July 28, 2003, Wells Fargo Bank, National Association, as Agent and Lead Arranger, filed as Exhibit 10.41 on Form 10-Q, on May 8, 2003
*10.42	First Amendment to $125,000,000 Senior Unsecured Revolving Credit Agreement dated as December 5, 2003, Wells Fargo Bank, National Association, as Agent and Lead Arranger
*21	Subsidiaries of CH2M HILL Companies, Ltd.
*23.1	Consent of KPMG LLP
*24	Power of Attorney authorizing signature
*31.1	Written Statement of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Written Statement of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
*32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
99.1	Internal Market Rules, filed as Exhibit 99 to Registration Statement on Form S-1 on March 15, 1999 (File No. 333-74427)

*
Filed herewith

†
Management agreements, compensatory plans or arrangements.

(b)
Reports on Form 8-K:

1.
On November 7, 2003, we filed a Current Report on Form 8-K under Item 5. Other Events to communicate to our shareholders a new price for our common stock and the trade date on which this stock price would be effective. This stock price was established by the Board of Directors at its November 7, 2003 meeting.

2.
On December 29, 2003, we filed a Current Report on Form 8-K under Item 2 and Item 7 reporting the completion of the acquisition of Lockwood Greene Engineers, Inc., an engineering and construction firm focused on national and multinational industrial and power clients worldwide.

INDEPENDENT AUDITORS' REPORT

The Board of Directors of CH2M HILL Companies, Ltd.:

        We have audited the accompanying consolidated balance sheets of CH2M HILL Companies, Ltd. (an Oregon corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                      KPMG LLP

Denver, Colorado
February 13, 2004

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

                      ARTHUR ANDERSEN LLP

Denver, Colorado,
February 15, 2002.

The report of Arthur Andersen LLP (Andersen) is a copy of the report previously issued by Andersen on February 15, 2002. We have not been able to obtain a re-issued report from Andersen. Andersen has not consented to the inclusion of its report in this Annual Report on Form 10-K. The report of Andersen refers to the consolidated balance sheets as of December 31, 2001 and 2000 and statements of income, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999 not included herein. Because Andersen has not consented to the inclusion of its report in this Annual Report, it may be more difficult for you to seek remedies against Andersen and your ability to seek relief against Andersen may be impaired.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$30,885	$106,438
Receivables, net—
Client accounts	326,620	231,777
Unbilled revenue	151,153	111,916
Affiliate	3,124	—
Other	10,088	9,815
Prepaid expenses and other	17,799	11,180

Total current assets	539,669	471,126
Investments in unconsolidated affiliates	53,492	45,852
Property, plant and equipment, net	25,695	22,944
Goodwill	26,690	—
Intangible assets, net	39,676	22,972
Other assets, net	28,688	20,929
Deferred income taxes	34,756	32,249

Total assets	$748,666	$616,072

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,363	$2,781
Accounts payable	139,000	72,918
Billings in excess of revenues	84,642	61,267
Accrued incentive compensation	35,289	35,830
Accrued payroll and related liabilities	74,493	63,245
Other employee related liabilities	25,736	14,270
Accrued project costs	35,980	44,687
Other accrued liabilities	42,780	53,174
Current deferred income taxes	15,115	14,052

Total current liabilities	455,398	362,224
Other long-term liabilities	86,123	64,283
Long-term debt	6,971	9,264

Total liabilities	548,492	435,771

Commitments and contingencies (Note 19)
Shareholders' equity:
Preferred stock, Class A $0.02 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,023,886 and 30,259,587 issued and outstanding at December 31, 2003 and 2002, respectively	310	303
Additional paid-in capital	40,976	45,472
Retained earnings	175,681	151,877
Accumulated other comprehensive loss	(16,793)	(17,351)

Total shareholders' equity	200,174	180,301

Total liabilities and shareholders' equity	$748,666	$616,072

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income
(Dollars in thousands except per share)

	December 31, 2003	December 31, 2002	December 31, 2001
Gross revenue:
Client	$2,143,680	$1,954,470	$1,922,585
Affiliate	10,652	473	851

	2,154,332	1,954,943	1,923,436
Operating expenses:
Direct cost of services and overhead	(1,718,068)	(1,510,556)	(1,477,793)
General and administrative	(418,659)	(434,977)	(415,428)
Affiliate expenses	(4,892)	(2,145)	—

Operating income	12,713	7,265	30,215
Other income (expense):
Equity in earnings of joint ventures and affiliated companies	26,889	44,040	17,084
Interest income	1,632	1,622	4,021
Interest expense	(682)	(625)	(746)

Income before provision for income taxes	40,552	52,302	50,574
Provision for income taxes	(16,748)	(22,647)	(22,657)

Net income	$23,804	$29,655	$27,917

Net income per common share:
Basic	$0.77	$0.97	$0.93
Diluted	$0.74	$0.94	$0.90
Weighted average number of common shares:
Basic	31,086,584	30,494,990	30,002,883
Diluted	32,004,245	31,543,927	31,000,335

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Dollars in thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances, December 31, 2000	29,198,698	$291	$41,728	$94,305	$(2,332)	$133,992
Net income				27,917	—	27,917
Other comprehensive loss:
Foreign currency translation adjustments				—	(2,758)	(2,758)

Comprehensive income				27,917	(2,758)	25,159

Shares issued in connection with stock based compensation and employee benefit plans	2,081,703	21	23,345	—	—	23,366
Shares purchased and retired	(1,950,882)	(19)	(15,612)	—	—	(15,631)

Balances, December 31, 2001	29,329,519	293	49,461	122,222	(5,090)	166,886
Net income				29,655	—	29,655
Other comprehensive income (loss):
Foreign currency translation adjustments				—	2,392	2,392
Minimum pension liability adjustments				—	(14,653)	(14,653)

Comprehensive income				29,655	(12,261)	17,394

Shares issued in connection with stock based compensation and employee benefit plans	2,619,795	26	22,724	—	—	22,750
Shares purchased and retired	(1,689,727)	(16)	(26,713)	—	—	(26,729)

Balances, December 31, 2002	30,259,587	303	45,472	151,877	(17,351)	180,301
Net income				23,804	—	23,804
Other comprehensive income (loss):
Foreign currency translation adjustments				—	1,369	1,369
Minimum pension liability adjustments				—	(811)	(811)

Comprehensive income				23,804	558	24,362

Shares issued in connection with stock based compensation and employee benefit plans	2,992,504	29	23,147	—	—	23,176
Shares purchased and retired	(2,228,205)	(22)	(27,643)	—	—	(27,665)

Balances, December 31, 2003	31,023,886	$310	$40,976	$175,681	$(16,793)	$200,174

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	December 31, 2003	December 31, 2002	December 31, 2001
Cash flows from operating activities:
Net income	$23,804	$29,655	$27,917
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	11,126	12,571	11,859
Stock-based compensation for employees and employee benefit plans	22,153	25,049	28,710
Write-off of equity investment	—	10,000	—
Allowance for uncollectible accounts	5,669	6,723	1,703
Deferred income tax expense (benefit)	(930)	(6,216)	4,464
Equity in undistributed earnings of Kaiser-Hill	(3,649)	(21,100)	(7,150)
Change in current assets and liabilities, net of business acquired—
Receivables and unbilled revenue	(37,712)	(4,339)	(30,360)
Prepaid expenses and other	(7,451)	(2,824)	(8,137)
Accounts payable	19,984	8,771	(21,814)
Other current liabilities	6,303	5,823	29,386

Net cash provided by operating activities	39,297	64,113	36,578
Cash flows from investing activities:
Capital expenditures	(6,957)	(5,941)	(7,749)
Investments and acquisitions, net of cash received	(78,890)	(11,945)	(16,000)

Net cash used in investing activities	(85,847)	(17,886)	(23,749)
Cash flows from financing activities:
Borrowing on line of credit	47,000	—	44
Payments on line of credit and long-term debt	(49,830)	(3,823)	(4,100)
Purchases and retirements of stock	(27,665)	(26,729)	(15,631)

Net cash used in financing activities	(30,495)	(30,552)	(19,687)
Effect of exchange rate changes on cash	1,492	1,530	(983)

Increase (decrease) in cash and cash equivalents	(75,553)	17,205	(7,841)
Cash and cash equivalents, beginning of year	106,438	89,233	97,074

Cash and cash equivalents, end of year	$30,885	$106,438	$89,233

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share information)

(1)   Summary of business and significant accounting policies

Summary of Business

        CH2M HILL Companies, Ltd. (CH2M HILL) is a project delivery firm that was founded in 1946. CH2M HILL provides engineering, consulting, design, construction, procurement, operations and maintenance, and program and project management services to federal, state, municipal and local government entities and federal government agencies, as well as private industry, in the U.S. and internationally. CH2M HILL is an employee-owned Oregon corporation. A substantial portion of professional fees arises from projects that are funded directly or indirectly by government entities.

Principles of Consolidation and Basis of Presentation

        The consolidated financial statements include the accounts of CH2M HILL and all of its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. Investments in non-controlled affiliates which are 50% or less owned are reported using the equity method. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

Pervasiveness of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

Capital Structure

        CH2M HILL has authorized 100,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of Class A preferred stock, par value $0.02 per share. CH2M HILL's Restated Bylaws and Articles of Incorporation provide for the imposition of certain restrictions on the stock including, but not limited to, the right but not the obligation to repurchase shares upon termination of employment or affiliation, the right of first refusal and ownership limits.

Foreign Currency Translation

        All assets and liabilities of CH2M HILL's foreign subsidiaries are translated into U.S. dollars as of each balance sheet date. Revenues and expenses are translated at the average exchange rate for the period. Translation gains and losses are reflected in shareholders' equity as part of accumulated other comprehensive loss. Gains and losses on foreign currency transactions were not significant for the periods presented.

Revenue Recognition

        CH2M HILL earns its revenues from different types of contracts, including cost-plus, fixed price and time-and-materials. In recognizing revenue, CH2M HILL evaluates each contractual arrangement to determine the appropriate authoritative literature to apply. CH2M HILL primarily performs engineering and construction related services and recognizes revenue for these contracts on the percentage-of-completion method by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts.

        Change orders are included in total estimated contract revenue when it is probable that the change order will result in additional contract value and can be reliably estimated. Losses on contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated.

Unbilled Revenue and Billings in Excess of Revenues

        Unbilled revenue represents the excess of contract revenue recognized over billings to date on contracts in process. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project.

        Billings in excess of revenues represent the excess of billings to date, per the contract terms, over revenue recognized on contracts in process.

Income Taxes

        CH2M HILL accounts for income taxes utilizing an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax effects of events that have been recognized in the financial statements or tax returns. In estimating future tax consequences, CH2M HILL generally considers all expected future events other than enactment of changes in the tax laws or rates. Deferred tax assets and liabilities are determined based on the difference between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which differences are expected to reverse. Annually, CH2M HILL determines the amount of undistributed foreign earnings to invest indefinitely in its foreign operations. Deferred taxes are not provided on those earnings.

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

        Depreciation for owned property is based on the estimated useful lives of the assets using both straight-line and accelerated methods for financial statement purposes. Useful lives for building improvements range from 15 to 30 years with an average life of 25 years. Leasehold improvements are depreciated over the shorter of its estimated useful life or the remaining term of the associated lease. Useful lives on other assets range from 2 to 10 years with an average of approximately 5 years.

Goodwill and Intangible Assets

        CH2M HILL may acquire goodwill or other intangible assets in business combinations which are accounted for using the purchase method of accounting. Intangible assets are stated at fair value as of the date acquired in a business combination. CH2M HILL amortizes identifiable intangible assets with finite lives over their expected useful lives. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of the intangible asset, such as goodwill or tradenames, management has determined that intangible assets have an indefinite life and therefore they are not amortized.

        Goodwill and other intangible assets are reviewed for impairment on an annual basis or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Impairments are calculated as the difference between the carrying value and the estimate of fair value.

Impairment of Long-lived Assets

        CH2M HILL reviews its long-lived assets, other than goodwill and identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets which are held and used in operations are considered impaired if the undiscounted future cash flows from the asset do not exceed the net book value. If impaired, the assets are written down to their estimated fair value. CH2M HILL generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from the asset using an appropriate discount rate.

Concentrations of Credit Risk

        Financial instruments which potentially subject CH2M HILL to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. CH2M HILL's cash and cash equivalents are maintained in accounts held primarily in the U.S. with some additional accounts held by major banks and financial institutions located in Europe, Canada and Asia. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base, which includes the U.S. federal government, various state and municipalities and a variety of U.S. and foreign corporations operating in a broad range of industries and geographic areas.

        Contracts with the federal government and its prime contractors usually contain standard provisions for permitting the government to modify, curtail or terminate the contract for convenience of the government or such prime contractors if program requirements or budgetary constraints change. Upon such a termination, CH2M HILL is generally entitled to recover costs incurred, settlement expenses and profit on work completed prior to termination.

Stock-Based Compensation Plans

        At December 31, 2003, CH2M HILL has several stock-based employee compensation plans, which are described in Note 15. CH2M HILL accounts for these plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board, Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The following table illustrates the pro-forma effect on net income and earnings per share if CH2M HILL had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial

Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	2003	2002	2001
Net income, as reported	$23,804	$29,655	$27,917
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	13,558	15,330	17,370
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(14,764)	(16,541)	(18,574)

Pro-forma net income	$22,598	$28,444	$26,713

Earnings per share:
Basic—as reported	$0.77	$0.97	$0.93

Basic—pro forma	$0.73	$0.93	$0.89

Diluted—as reported	$0.74	$0.94	$0.90

Diluted—pro forma	$0.71	$0.90	$0.86

Comprehensive Income

        CH2M HILL's comprehensive income components consist of net income, the minimum pension liability adjustment, net of tax, and foreign currency translation adjustments. Taxes are not provided on the foreign currency translation gains and losses as deferred taxes are not provided on the unremitted earnings of the foreign subsidiaries to which they relate. These components are included in the accompanying consolidated statements of shareholders' equity and comprehensive income.

New Accounting Standards

        In January 2003, the FASB issued Interpretation (FIN) 46, "Consolidation of Variable Interest Entities," which provides guidance on when to consolidate variable interest entities. In December 2003, the FASB revised FIN 46 with FIN 46R. In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. CH2M HILL will adopt the provisions of FIN 46R immediately for entities created after December 31, 2003. For entities created before December 31, 2003, CH2M HILL will adopt FIN 46R in the first quarter of 2005, as required by FIN 46R.

        CH2M HILL has interests in multiple pass through joint ventures, with little or no initial equity, which are considered variable interest entities under FIN 46R. These entities facilitate the completion of service contracts that are jointly owned with our joint venture partners. These joint ventures are formed to leverage the skills of the respective partners, and include consulting, construction, design, project management and operations and maintenance contracts. Typically, CH2M HILL's losses on these contracts are limited to its portion of the total contract value, but occasionally, CH2M HILL's exposure can be up to three times the total contract value.

        CH2M HILL has an interest in CH2M HILL Canada, Ltd. (Canada), which may be a variable interest entity. Canada represents all of CH2M HILL's Canadian operations, which consist of consulting in environmental engineering and scientific services. CH2M HILL's losses are limited to its investment in the entity of approximately $8,173. CH2M HILL has a lease with Meridian 26 Trust (Trust), which may also be a variable interest entity. The Trust is owned by third parties and was formed to fund the construction and own CH2M HILL's corporate headquarters and another building. The aggregate fair value of the assets held by the Trust is $53,000, for which CH2M HILL's losses are limited to CH2M HILL's guaranteed residual value of approximately $42,000.

        In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132(R) increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. The new disclosure requirements required by SFAS No. 132(R) are effective for CH2M HILL for the year ending after June 15, 2004. CH2M HILL will adopt the new SFAS No. 132(R) disclosure requirements for the year ending December 31, 2004.

        In December 2003, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act). This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit, to make a one-time election to defer accounting for the Act. The election to defer accounting for the Act must be made before net periodic postretirement benefit costs for the period that includes that Act's enactment are first included in reported financial information. The decision to defer the accounting for the Act is effective for CH2M HILL for the quarter ending March 31, 2004. The adoption of FSP No. FAS 106-1 is not expected to have a material effect on CH2M HILL's consolidated operating results, financial position, or cash flows.

(2)   Accounts receivable

        The U.S. federal government accounted for 22% of CH2M HILL's net receivables at December 31, 2003 and 2002. Receivables are stated at net realizable values. The changes in the allowance for uncollectible accounts consist of the following:

	2003	2002	2001
Balance at beginning of year	$7,117	$3,633	$8,820
Provision charged to expense	5,669	6,723	1,703
Accounts written off	(566)	(3,239)	(2,564)
Account allowed for in prior years recovered in current year	—	—	(4,326)

Balance at end of year	$12,220	$7,117	$3,633

(3)   Investments in unconsolidated affiliates

        CH2M HILL has the following investments in affiliated unconsolidated companies which are accounted for under the equity method:

% Ownership
Domestic:
Kaiser-Hill Company, LLC	50%
CCI-RSCI	50%
Milwaukee Transportation Partners, LLC	50%
Pizzagalli/CCI Joint Venture	50%
Wallbridge Aldinger/CH2M HILL Team, a Joint Venture	50%
Holm II, Inc./CH2M HILL Constructors, Inc.	50%
OMI/Thames Water Stockton, Inc.	50%
Stockton D/B Joint Venture	50%
AGVIQ-CH2M HILL Joint Venture	49%
Jones/Hill Joint Venture	49%
Parsons CH2M HILL Program Management Consultants	45%
Kakivik Asset Management	33%
Johnson Controls-Hill, LLC	25%
Washington-IDC (previously MK/IDC (PSI))	22%
Foreign:
CH2M HILL BECA, Ltd.	50%
CH2M PB JV Pte Ltd	50%
Bondi & Cronulla Wastewater Group	50%
NLCG&S	50%
CH2M HILL Odour Services	50%
CH2M HILL Canada, Ltd.	49%
BTC Group	33%

        As of December 31, 2003 and 2002, the total investments in unconsolidated affiliates were $53,492 and $45,852, respectively. CH2M HILL is currently assessing the impact of FIN 46R on these unconsolidated affiliates.

        CH2M HILL routinely enters into joint ventures to service the needs of its clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. CH2M HILL's largest joint venture is Kaiser-Hill Company, LLC (Kaiser-Hill). Kaiser-Hill's revenues are derived from the U.S. Department of Energy's (DOE) Performance Based Integrating Management Contract for the Rocky Flats Closure Project in Golden, Colorado. Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure costs. The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of our performance.

        Kaiser-Hill's ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the DOE and can be different from the earnings recognized for accounting purposes. As the cleanup of the site progresses toward the targeted closure date of 2006, undistributed earnings, and therefore the investment balance, could continue to increase if Kaiser-Hill continues to perform at better than cost and schedule targets. As of December 31, 2003 and 2002, the investment in Kaiser-Hill was $32,416 and $28,767, respectively.

        During 2002, CH2M HILL recorded an asset impairment charge for $10,000 for a minority interest in an international telecommunications investment company, CAI Investments, LLC (CAI). Management concluded that the fair market value of the investment had declined materially and that this decline was not temporary due to the deteriorating market conditions in the telecommunications industry and CAI's inability to secure timely financing for projects. The impact of the write-off is included in general and administrative expenses in the accompanying consolidated statements of income for the year ended December 31, 2002.

        Summarized unaudited financial information for CH2M HILL's unconsolidated affiliates is as follows:

	December 31,
	2003	2002
FINANCIAL POSITION:
Current assets	$180,232	$169,635
Noncurrent assets	140,365	87,317

	$320,597	$256,952

Current liabilities	$192,214	$142,440
Noncurrent liabilities	30,123	33,618
Owners' equity	98,260	80,894

	$320,597	$256,952

	Year Ended December 31,
	2003	2002	2001
RESULTS OF OPERATIONS:
Revenues	$933,989	$964,647	$825,679
Direct costs	860,019	851,542	759,719

Gross margin	73,970	113,105	65,960
General and administrative expenses	20,907	23,102	31,694

Operating income	53,063	90,003	34,266
Other income	358	92	536

Net income	$53,421	$90,095	$34,802

(4)   Property, plant and equipment

        Property, plant and equipment consist of the following:

	December 31,
	2003	2002
Land	$1,375	$1,375
Building and land improvements	4,029	4,029
Furniture, fixtures and equipment	39,673	35,875
Leasehold improvements	12,393	9,637

	57,470	50,916
Less: Accumulated depreciation	(31,775)	(27,972)

Net property, plant and equipment	$25,695	$22,944

        The depreciation expense reflected in the accompanying consolidated statements of income totaled $5,832 in 2003, $6,834 in 2002 and $6,253 in 2001.

(5)   Goodwill and intangible assets

        Intangible assets with finite lives consist of the following:

	Cost	Accumulated Amortization	Net finite-lived intangible assets
December 31, 2003
Contract-in-place	$24,081	$(13,565)	$10,516
Patents and trademarks	5,196	(813)	4,383
Contracted backlog	4,058	(830)	3,228
Non-compete agreements and other	1,319	(596)	723

Total finite-lived intangible assets	$34,654	$(15,804)	$18,850

December 31, 2002
Contract-in-place	$24,081	$(9,680)	$14,401
Patents and trademarks	5,196	(152)	5,044
Contracted backlog	2,513	(409)	2,104
Non-compete agreements and other	836	(203)	633

Total finite-lived intangible assets	$32,626	$(10,444)	$22,182

        The contract-in-place is being amortized on a straight-line basis over the total life of the contract of seven years. The other intangible assets are being amortized over their expected useful lives of one to six years. The amortization expense reflected in the accompanying consolidated statements of income totaled $5,260 in 2003, $4,527 in 2002 and $3,082 in 2001. These intangible assets are expected to be fully amortized in 2007. The estimated amortization expense related to these intangible assets is $7,979 in 2004, $7,058 in 2005, $3,384 in 2006 and $429 in 2007.

        Indefinite-lived intangible assets consist of the following:

	December 31,
	2003	2002
Goodwill	$26,690	$—
Tradename	20,826	790

Total indefinite-lived intangible assets	$47,516	$790

(6)   Other assets

        Other assets consist of the following:

	December 31,
	2003	2002
Employee benefit plan assets	$24,060	$15,356
Other	4,628	5,573

Total other assets, net	$28,688	$20,929

(7)   Supplemental cash flow information

	Year Ended December 31,
	2003	2002	2001
Cash paid during the year for:
Interest	$571	$711	$732

Taxes	$30,709	$18,629	$31,696

Details of acquisitions:
Fair value of assets	$176,645	$21,404	$5,000
Liabilities	76,454	9,103	—

Cash paid	100,191	12,301	5,000
Less cash acquired	20,294	706	—

Net cash paid for acquisitions	$79,897	$11,595	$5,000

Other non-cash items:
Minimum pension liability adjustment, net of tax	$811	$14,653	$—

(8)   Acquisitions

        On December 12, 2003, CH2M HILL acquired substantially all of the assets and assumed certain liabilities of Lockwood Greene Engineers, Inc., (Lockwood Greene). Lockwood Greene is an engineering and construction firm focused on national and multi-national industrial clients throughout the U.S. and certain countries in Europe, Latin America and Asia. The acquisition was completed pursuant to the terms and conditions of the Asset Purchase Agreement. CH2M HILL completed the acquisition for total consideration of approximately $100,191, comprised of a purchase price of $95,500, working capital adjustments of $2,000 and direct acquisition costs of $2,691, subject to adjustment within 90 days after the closing. Goodwill in the amount of $26,690 was recorded as part of the transaction because CH2M HILL paid a premium over the fair market value of the net assets acquired, including identifiable intangible assets. This acquisition expands CH2M HILL's existing portfolio of clients in the private industrial sector, particularly in power, pharmaceuticals and biotechnology. It is consistent with CH2M HILL's strategic objective to offer a full complement of single-source services by increasing CH2M HILL's engineering, procurement and construction capabilities.

        The purchase price, net of cash acquired, was financed through working capital of CH2M HILL and borrowings under CH2M HILL's existing credit facility. The purchase price was determined on an arms' length basis through a competitive auction pursuant to auction and bid procedures approved by the Bankruptcy Court.

        The acquisition is accounted for under the purchase method of accounting. Accordingly, CH2M HILL's consolidated results of operations include those of Lockwood Greene from the date of acquisition. The purchase price has been allocated to the acquired assets and assumed liabilities based on estimates of fair values, which are subject to change pending CH2M HILL's final negotiations. The allocation of the purchase price to the net assets and liabilities assumed as of December 12, 2003 is presented below:

Net Assets Acquired:
Assets, excluding intangible assets:
Total current assets	$125,886
Property, plant and equipment, net	1,741

Total assets acquired	$127,627
Liabilities:
Total current liabilities	$75,852
Other liabilities	602

Total liabilities assumed	$76,454

Net assets acquired, excluding intangible assets	$51,173

Purchase Price Components:
Net assets acquired, excluding intangible assets	$51,173
Identified intangible assets:
Goodwill	26,690
Tradename	20,326
Other intangible assets	2,002

Total purchase price	$100,191

        The goodwill and tradename acquired are subject to an annual impairment test and will not be amortized. All of the goodwill is expected to be deductible for tax purposes. All of the goodwill was allocated to the Industrial operating segment.

        The following unaudited pro forma combined financial information is presented as if CH2M HILL and Lockwood Greene had been combined as of the beginning of the periods presented. This information is presented for illustrative purposes only and is not necessarily indicative of the results that actually would have been realized had the entities operated as a combined entity during the periods presented.

Pro Forma Results of Operations:

	Year Ended December 31,
	2003	2002
Revenue	$2,636,478	$2,685,426
Net Income	25,672	29,498
Basic earnings per share	0.83	0.97
Diluted earnings per share	0.80	0.94

        In 2002, CH2M HILL acquired interests in the following entities for a total cost of $21,404, which was paid for by a combination of cash and the issuance and assumption of notes payable as follows:

  •
  Gee & Jensen Engineers-Architects-Planners, Inc. (Gee & Jensen), a seaports industry business based in Florida

  •
  DeMil International, Inc., an unexploded ordnance business based in Illinois and Alabama

  •
  Equador PLC, an operational support systems business based in the United Kingdom

  •
  Facilities West, Inc., a facilities management business based in Arizona

  •
  EHS Consultants Limited, an environmental services firm based in Hong Kong

        Finite-lived intangible assets recognized in these transactions amounted to $9,204, of which $8,414 was recognized in the Environmental, Energy, and Infrastructure (EE&I) operating segment, while $790 was recognized in the Industrial operating segment. There were no contingent payments related to these acquisitions.

        Effective December 22, 1999, CH2M HILL acquired the outstanding common stock of Lockheed Martin Hanford Corporation (Hanford), a wholly-owned subsidiary of Lockheed Martin Corporation. Hanford is an environmental management contractor that provides tank waste remediation services to the DOE. In 2001, CH2M HILL signed a new five-year contract with the DOE that extended the contract through September 2006, for which CH2M HILL paid Lockheed Martin Corporation $5,000. The original acquisition and the contract extension resulted in a total contract-in-place intangible asset of $24,081 that is being amortized over the life of the contract of seven years.

(9)   Fair value of financial instruments

        The estimated fair value of CH2M HILL's financial instruments as of December 31 are as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$30,885	$30,885	$106,438	$106,438
Liabilities:
Long-term debt, including current portion	9,334	9,917	12,045	11,972
Other financial instruments:
Standby letters of credit	—	610	—	136
Line of credit	—	302	—	313

        The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturities of these instruments.

        The fair value of long-term debt, including the current portion, is estimated based on quoted market prices for the same or similar issues or on the current rates offered to CH2M HILL for debt of similar maturities. The fair value of notes payable to former shareholders is based on a discount rate equal to the prime rate at the end of the year.

        Standby letters of credit and line of credit fair values are based on fees currently charged for similar agreements.

(10) Line of credit

        During December 2003, CH2M HILL amended its unsecured revolving line of credit to increase the maximum borrowing capacity from $125,000 to $160,000. The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit. During December 2003, CH2M HILL borrowed and repaid $47,000 under this credit facility to finance a portion of CH2M HILL's purchase of Lockwood Greene.

        The credit facility, as amended, expires in July 2006, however, with the lender's consent, the credit facility can be extended for an additional year on the first and second anniversary date, through 2007 and 2008, respectively. At the option of CH2M HILL, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate plus 1.25% to 2.0%, or the lender's applicable base rate plus margin of 0.0% to 0.5% based on CH2M HILL's ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.2% per year is payable based on CH2M HILL's ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.

        The agreement requires us to, among other things, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreement). As of and for the year ended December 31, 2003 we were in compliance with the covenants required by the agreement.

        There were no amounts outstanding under the line of credit at December 31, 2003 or 2002. The agreement also allows CH2M HILL to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At December 31, 2003 and 2002, there were $40,680 and $13,648 issued and outstanding letters of credit, respectively.

(11) Long-term debt

        CH2M HILL may repurchase shares from shareholders upon termination of employment or affiliation by issuing interest-bearing notes. The total amount outstanding for notes payable to former shareholders at December 31, 2003 and 2002 was $4,315 and $6,746, respectively. The interest rate on the notes is adjusted annually (on the anniversary dates of the notes) to 3/4 of the U.S. Federal Reserve Discount Rate on the first business day of each calendar year. For 2003, the interest rate on the notes was 0.56%. The notes are unsecured and payable in varying annual installments through 2009.

        As part of the Gee & Jensen acquisition, CH2M HILL issued a $1,000 note payable to a former shareholder, which matures in 2005 and bears interest at a fixed rate of 5.0%. In addition, CH2M HILL assumed a mortgage note on a building, which matures in 2010 and bears interest at a fixed rate of 9.4%. The principal balance of the mortgage note as of December 31, 2003 is $3,432.

        At December 31, 2003, future minimum principal payments on notes payable are as follows:

Year Ending
2004	$2,363
2005	2,810
2006	1,282
2007	899
2008	725
Thereafter	1,255

$9,334

(12) Operating lease obligations

        CH2M HILL has entered into certain noncancellable leases, which are being accounted for as operating leases. At December 31, 2003, future minimum operating lease payments are as follows:

Year Ending
2004	$85,407
2005	73,896
2006	53,244
2007	42,534
2008	22,873
Thereafter	39,809

$317,763

        During 2001, CH2M HILL and the Trust entered into an agreement whereby the Trust acquired land in Englewood, Colorado for the purpose of constructing and owning CH2M HILL's new corporate headquarters and another building. The construction of these two buildings was completed in October 2002. The Trust was formed to fund the construction, own the land and the two buildings and subsequently lease the facilities to CH2M HILL. The Trust was funded by equity and debt investments from independent third parties. The lease agreement was effective upon completion of construction. The lease agreement calls for monthly lease payments of approximately $400 through March 3, 2013 and requires that CH2M HILL guarantee a residual value of the facilities for approximately $42,000. Upon completion of the lease term, subject to certain limitations, CH2M HILL has the option to purchase the facilities from the Trust at fair market value, which is currently estimated to be $53,000.

        CH2M HILL is party to another lease agreement that calls for monthly lease payments at a variable interest rate, estimated to be approximately $100 per month, based on current interest rates. The lease agreement requires that CH2M HILL guarantee a residual value of this building of approximately $17,600. Upon completion of the lease term, subject to certain limitations, CH2M HILL has the option to purchase the additional building from the lessor at fair market value, which is currently estimated to be $20,800. The lease matures on September 28, 2008 and provides for five one year renewal options.

        Rental expense charged to operations was $60,560, $56,949 and $53,000 during 2003, 2002 and 2001, respectively. Certain of CH2M HILL's operating leases contain provisions for a specific rent-free period. CH2M HILL accrues rental expense during the rent-free period based on total expected rent payments to be made over the life of the related lease.

(13) Income taxes

        Income from continuing operations before income taxes for the year ended December 31 includes the following:

	2003	2002	2001
U.S. income	$46,232	$58,897	$21,160
Foreign income (loss)	(5,680)	(6,595)	29,414

Income before taxes	$40,552	$52,302	$50,574

        The provision for income taxes for the year ended December 31 is comprised of the following:

	2003	2002	2001
Current income tax expense:
Federal	$13,238	$23,252	$4,446
Foreign	2,019	1,357	12,789
State and local	2,421	4,254	958

Total current taxes	17,678	28,863	18,193

Deferred tax expense (benefit):
Federal	(787)	(5,263)	3,673
State	(143)	(953)	791

Total deferred tax expense (benefit)	(930)	(6,216)	4,464

Total tax expense	$16,748	$22,647	$22,657

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to CH2M HILL's effective income tax rate for the year ended December 31 were as follows:

	2003	2002	2001
Pretax income	$40,552	$52,302	$50,574
Federal statutory rate	35%	35%	35%
Expected tax expense	14,193	18,306	17,701
Reconciling items:
State income taxes	1,498	2,765	623
Disallowed expenses and exclusions	2,668	1,598	1,693
Foreign operating losses	85	1,656	1,636
Other	(1,696)	(1,678)	1,004

Provision for income taxes	$16,748	$22,647	$22,657

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 were as follows:

	2003	2002
Deferred tax assets:
Foreign net operating loss carryforwards	$3,182	$3,551
Accrued employee benefits	42,326	37,134

Total deferred tax assets	45,508	40,685
Valuation allowance	(3,182)	(3,551)

Net deferred tax assets	42,326	37,134

Deferred tax liabilities:
Deferred recognition of income until collection occurs	12,596	12,534
Investments in affiliates	3,550	2,246
Depreciation and amortization	6,539	4,157

Total deferred tax liabilities	22,685	18,937

Net deferred tax asset	$19,641	$18,197

        A valuation allowance is required to be established for those deferred tax assets that it is more likely than not that they will not be realized. The above valuation allowances relate to foreign net operating losses of $9,600 and $10,248 for the years ended December 31, 2003 and 2002, respectively, which will require taxable income within the applicable foreign subsidiary in order for the deferred tax asset to be realized. The foreign net operating losses generally may be carried forward indefinitely.

        Undistributed earnings of CH2M HILL's foreign subsidiaries amounted to approximately $22,256 at December 31, 2003. Those earnings are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, CH2M HILL would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred U.S. income would be available to reduce most of the resulting U.S. tax liabilities.

(14) Earnings per share

        Basic earnings per share (EPS) excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents, which consist of stock options, and is computed using the weighted-average number of shares and common stock equivalents outstanding during the period.

        A reconciliation of basic and diluted EPS for the year ended December 31 follows (in thousands, except per share amounts):

	2003	2002	2001
Numerator:
Net Income	$23,804	$29,655	$27,917

Denominator:
Basic income per share—weighted-average shares outstanding	31,087	30,495	30,003
Dilutive effect of common stock equivalents	917	1,049	997

Diluted income per share—adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	32,004	31,544	31,000

Basic net income per share	$0.77	$0.97	$0.93

Diluted net income per share	$0.74	$0.94	$0.90

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

        Participants of the 401(k) Plan are, at all times, 100 percent vested in the employee contribution account. Amounts allocated to a participant's defined contribution account and matching contribution account generally vest over six years of completed service.

        Expenses related to matching contributions made in common stock for the 401(k) Plan for 2003, 2002 and 2001 were $7,947, $7,486 and $6,858, respectively.

Deferred Compensation Plans

        CH2M HILL has several nonqualified deferred compensation programs that provide benefits payable to officers and certain highly compensated employees at specified future dates, upon retirement, or death. Both the Deferred Compensation Plan (DCP) and the Executive Deferred Compensation Plan (EDCP) utilize a rabbi trust arrangement. During the years ended December 31, 2003, 2002 and 2001, a total of 740,575 shares, 762,444 shares and 310,096 shares, respectively, were contributed by employees to the deferred compensation plans. The DCP provides for participants to elect to defer their base pay and incentive pay, in cash or common stock, on a pre-tax basis. The EDCP serves two purposes. It allows CH2M HILL the opportunity to provide a company match for compensation deferrals made by highly compensated employees, whose 401(k) Plan contributions are limited by the Employee Retirement Income Security Act (ERISA). It is also used by CH2M HILL to provide additional retirement benefits for certain of its senior executives at levels to be determined from time-to-time by the Board of Directors. The deferred compensation plans have several hypothetical investment options that a participant may choose to invest the cash portion of their deferred compensation. Each hypothetical investment option is based on an investment fund that is similar to the 401(k) Plan. All deferrals of common stock must remain invested in common stock and are distributed in common stock.

        The Deferred Compensation Retirement Plan (DCRP) provides that CH2M HILL will pay an additional retirement benefit to certain of its senior executives, if they retire from CH2M HILL on or after age 65. The amount of the DCRP benefit, which may change from time-to-time based on the decision of the Board of Directors of CH2M HILL, currently is equal to 50% of the participant's base salary in effect as of January 1, 2003 minus the value of the offsetting retirement benefits paid by CH2M HILL under other plans. Prior to 2003, the DCRP benefit was funded through the cash surrender value of the then existing split dollar life insurance policies. The method of funding the DCRP benefit changed effective January 1, 2003 to ensure our compliance with the regulatory requirements of the Sarbanes-Oxley Act (SOX). The split dollar life insurance policies and any premium payments thereunder have been frozen in 2002, pursuant to the requirements of SOX. For the year ended December 31, 2003, CH2M HILL expensed $690 for the anticipated DCRP benefit obligations. Because the previously anticipated funding mechanism for the DCRP is no longer available, CH2M HILL does not anticipate that participation in the plan will expand beyond its current participants.

        At December 31, 2003 and 2002, the liability under the deferred compensation plans amounted to $16,963 and $8,045, respectively, and is included in other long-term liabilities. To assist in funding the deferred compensation liabilities, CH2M HILL has invested in corporate-owned life insurance policies. The cash surrender value of these policies included in other assets was $23,627 and $14,818 at December 31, 2003 and 2002, respectively.

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

        The following table summarizes the activity relating to stock options:

	Stock Options	Weighted-Average Exercise Price
Stock Options:
Options outstanding, December 31, 2000	3,483,414	$5.12
Granted	892,260	9.81
Exercised	(138,839)	4.61
Forfeited	(182,296)	5.87

Options outstanding, December 31, 2001	4,054,539	6.13
Granted	1,069,135	11.22
Exercised	(410,774)	4.76
Forfeited	(109,857)	8.29

Options outstanding, December 31, 2002	4,603,043	7.39
Granted	1,180,138	11.89
Exercised	(1,150,223)	4.89
Forfeited	(171,061)	9.80

Options outstanding, December 31, 2003	4,461,897	9.13

        The estimated fair values of stock options granted during 2003, 2002 and 2001 were $863, $988 and $875, respectively, and were estimated using the minimum value method with the following weighted-average assumptions:

	2003	2002	2001
Risk-free interest rate	2.01%	2.23%	3.59%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	3.83 Years	3.87 Years	3.00 Years
Expected volatility	0.001%	0.001%	0.001%

        The following table summarizes information about stock options outstanding at December 31, 2003:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$4.31-$7.64	1,550,678	0.72 Years	$5.47	1,550,678	$5.47
$8.40-$11.21	1,715,831	2.68 Years	10.53	631,595	10.23
$11.23-$12.03	1,195,388	4.16 Years	11.88	12,530	11.45

	4,461,897	2.40 Years	9.13	2,194,803	6.88

Payroll Deduction Stock Purchase Plan

        In November 1999, CH2M HILL established the Payroll Deduction Stock Purchase Plan (PDSPP) which provides for the purchase of common stock at 90% of the market value as of the date of purchase through payroll deductions by participating employees. CH2M HILL has reserved 13,000,000 shares of common stock to be issued under the PDSPP. Eligible employees may purchase common stock totaling up to 15% of an employee's compensation through payroll deductions. An employee cannot purchase more than $25 of common stock under the PDSPP in any calendar year. The PDSPP is intended to qualify under Section 423 of the Internal Revenue Code (IRC). The PDSPP is not intended to qualify under Section 401(a) of the IRC and is not subject to ERISA.

        During the years ended December 31, 2003, 2002 and 2001, a total of 904,476 shares, 870,531 shares and 822,164 shares, respectively, were issued under the PDSPP, for total proceeds of $9,714, $8,921 and $7,624, respectively.

        The estimated fair values of purchase options attributable to the PDSPP during 2003, 2002 and 2001 were $1,108, $1,023 and $887, respectively, and were estimated using the minimum value method with the following weighted-average assumptions:

	2003	2002	2001
Risk-free interest rate	1.20%	1.45%	2.17%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	0.25 Years	0.25 Years	0.25 Years
Expected volatility	0.001%	0.001%	0.001%

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

        During the years ended December 31, 2003, 2002 and 2001, a total of 87,342, 148,894 and 95,827 phantom stock units, respectively, were granted under the Phantom Stock Plan. At December 31, 2003, there were 190,890 units that remained outstanding.

        The fair values of the units granted under the Phantom Stock Plan during 2003, 2002 and 2001 were $11.89, $11.21 and $9.75, respectively.

        Expenses related to the Phantom Stock Plan amounted to $1,005, $1,319 and $1,398 in 2003, 2002 and 2001, respectively.

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

        During the years ended December 31, 2003, 2002 and 2001, a total of 118,387, 113,100 and 83,940 SARs, respectively, were granted. At December 31, 2003, there were 350,175 SARs that remained outstanding.

        The estimated fair values of SARs granted during 2003, 2002 and 2001 were $11.89, $11.27 and $9.82, respectively.

        Expenses related to the SAR Plan amounted to $333, $611 and $250 in 2003, 2002 and 2001, respectively.

Short Term Incentive Plan

        In January 2000, CH2M HILL established the Short Term Incentive Plan (STIP) to aid in the motivation, recruitment, retention and reward of employees. Management determines which employees, directors, and eligible consultants participate in the STIP. A participant must be employed on the grant date of the award in order to be eligible to receive the award and on the date of the award payout in order to be eligible to receive the actual payout.

        During the years ended December 31, 2003, 2002 and 2001, a total of 943,907 shares, 1,170,676 shares and 1,333,058 shares, respectively, were issued under the STIP.

        The fair values of the shares issued under the STIP during 2003, 2002 and 2001 were $11.89, $11.21 and $9.75, respectively.

        Expenses related to common stock awards under the STIP amounted to $9,261, $10,721 and $12,682 in 2003, 2002 and 2001, respectively.

Long Term Incentive Plan

        In January 1999, CH2M HILL established the Long Term Incentive Plan (LTIP) to reward certain executives, project managers, and technologists for the creation of value in the organization through the achievement of specific long-term (3 year) goals of earnings growth and strategic imperatives for

CH2M HILL, as well as individual goals. The Board of Directors of CH2M HILL determines which employees are eligible to participate in the LTIP in any program year and a new plan is established each year.

        During the years ended December 31, 2003 and 2002, a total of 641,936 shares and 553,335 shares, respectively, were issued under the LTIP at a fair value of $ 11.89 and $11.21, respectively.

        Expenses related to common stock awards under the LTIP amounted to $3,606, $5,185 and $7,365 in 2003, 2002 and 2001, respectively.

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

        CH2M HILL sponsors a medical benefit plan for retired employees of three subsidiaries. The plan is contributory, with retiree premiums based on years of service at retirement. The benefits contain limitations and a cap on future cost increases. CH2M HILL funds postretirement medical benefits on a pay-as-you-go basis.

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Benefit obligations in excess of plan assets:
Benefit obligation at December 31	$(119,823)	$(101,312)	$(19,765)	$(14,315)
Fair value of plan assets at December 31	93,095	80,783	—	—

Unfunded status	$(26,728)	$(20,529)	$(19,765)	$(14,315)

Amounts recognized in the balance sheet at December 31:
Accrued benefit cost	$(16,224)	$(12,358)	$(14,125)	$(12,261)
Intangible asset	1,095	1,907	—	—
Deferred income taxes	9,803	9,289	—	—
Accumulated other comprehensive loss	15,464	14,653	—	—

Net amount recognized	$10,138	$13,491	$(14,125)	$(12,261)

Weighted-average assumptions at December 31:
Discount rate	6.25%	6.95%	6.25%	6.95%
Expected return on plan assets	8.00-9.00%	8.00-9.25%	—	—
Rate of compensation increase	5.00%	5.00%	—	—

        For measurement purposes, an 8.67% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 4.5% for 2011 and to remain at that level thereafter.

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Net periodic benefit cost	$5,685	$2,791	$2,129	$1,808
Employer contributions	2,499	2,337	—	—
Participant contributions	—	—	193	326
Benefit payments	(3,697)	(3,648)	(458)	(774)

        During the years ended December 31, 2003 and 2002, CH2M HILL recorded a minimum pension liability adjustment of $811 (net of taxes of $514) and $14,653 (net of taxes of $9,289), respectively. The adjustments are reflected in other comprehensive income and are required when the accumulated benefit obligation exceeds the fair value of the underlying pension plan assets. The non-cash charges to shareholders' equity are reviewed annually in connection with the actuarial valuation of the pension plans and are subject to adjustment at that time.

(17) Related party transactions

        CH2M HILL is involved in certain contracts with Kaiser-Hill, a non-consolidated affiliate, to provide information, computer and telecommunications support services. CH2M HILL reported revenue of $10,652 in 2003, $473 in 2002 and $851 in 2001 for such services in the accompanying consolidated statements of income. These services were billed to Kaiser-Hill at CH2M HILL's actual costs incurred.

        In addition, Kaiser-Hill provides certain technical support services to CH2M HILL. CH2M HILL reported expenses of $4,892 in 2003 and $2,145 in 2002 related to these services in the accompanying consolidated statements of income. These services were billed to CH2M HILL at Kaiser-Hill's actual costs incurred.

        As of December 31, 2003, CH2M HILL had $3,124 in receivables related to the above contracts.

(18) Segment information

        CH2M HILL operates in three reportable segments that offer different services to different customers. The segments are managed separately because each business requires different business and marketing strategies. EE&I includes management, consulting, design, construction and procurement services to the environmental, nuclear, energy, systems and transportation industries. Water focuses on the planning, design and implementation of water supply systems and wastewater treatment facilities as well as providing operations and maintenance services to water and wastewater facility operators. Industrial provides design, construction, engineering, procurement, specialized manufacturing support and sustained facility services support to high-technology manufacturing companies, food and beverage processing businesses, utility and fine chemical and pharmaceutical manufacturers. The services that Lockwood Greene offers are consistent with the services provided by the Industrial segment.

        CH2M HILL evaluates performance based on several factors, of which the primary financial measure is profit before tax. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Inter-segment sales are accounted for at fair value as if the sales were to third parties. Other includes the elimination of inter-segment sales and unallocated corporate expenses.

        Certain financial information for each segment is provided below:

2003	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$1,238,967	$693,347	$222,018	$—	$2,154,332
Inter-segment sales	13,853	18,422	2,235	(34,510)	—
Equity in earnings of joint ventures and affiliated companies	20,821	5,668	400	—	26,889
Depreciation and amortization	6,545	3,818	763	—	11,126
Interest income	421	813	398	—	1,632
Interest expense	176	292	214	—	682
Segment profit	32,536	26,590	(8,935)	(9,639)	40,552
Segment assets	317,996	207,068	223,602	—	748,666
2002	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$1,116,562	$612,700	$225,681	$—	$1,954,943
Inter-segment sales	6,096	13,664	1,914	(21,674)	—
Equity in earnings of joint ventures and affiliated companies	39,192	4,679	169	—	44,040
Depreciation and amortization	7,231	4,694	646	—	12,571
Interest income	584	768	270	—	1,622
Interest expense	248	277	100	—	625
Segment profit	33,412	24,768	2,368	(8,246)	52,302
Segment assets	316,096	221,444	78,532	—	616,072
2001	EE&I	Water	Industrial	Other	Financial Statement Balances
Revenues from external customers	$1,067,906	$577,364	$278,166	$—	$1,923,436
Inter-segment sales	15,791	11,442	1,225	(28,458)	—
Equity in earnings of joint ventures and affiliated companies	15,424	1,427	233	—	17,084
Depreciation and amortization	6,572	4,548	739	—	11,859
Interest income	1,604	1,645	772	—	4,021
Interest expense	289	207	250	—	746
Segment profit	30,556	19,589	11,830	(11,401)	50,574
Segment assets	274,532	200,396	73,349	—	548,277

        CH2M HILL derived approximately 36%, 35% and 31% of its total revenues from contracts with federal government agencies in 2003, 2002 and 2001, respectively.

        Revenues are attributed to the country in which the services are performed. Although CH2M HILL provides services in numerous countries, no single country outside of the U.S. accounted for a significant portion of the total consolidated revenues. The total U.S. and international revenue for the year ended December 31 is as follows:

	2003	2002	2001
U.S.	$1,957,958	$1,761,360	$1,670,747
International	196,374	193,583	252,689

Total	$2,154,332	$1,954,943	$1,923,436

        During the course of 2003, management reevaluated how CH2M HILL's business was organized and announced a new organizational model, to become effective on January 1, 2004. This model, recognizing and reflective of the distinct needs of CH2M HILL's clients, will be centered on three Client Groups:

  •
  Civil Infrastructure (state and local governments)

  •
  Federal (U.S. and international governments)

  •
  Industrial (private sector clients)

(19) Commitments and contingencies

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

        Commercial commitments outstanding as of December 31, 2003 are summarized below:

	Amount of Commitment Expiration Per Period
Commercial Commitment	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed
Letters of credit	$40,398	$282	$—	$—	$40,680
Residual value guarantees	—	—	—	59,600	59,600
Surety bonds	439,441	142,247	3,684	—	585,372

Total	$479,839	$142,529	$3,684	$59,600	$685,652

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

        CH2M HILL has presented a claim to the Internal Revenue Service (IRS) relating to the research and experimentation tax credit for the years 1996 through 1999. Although CH2M HILL is seeking resolution with the IRS, we only recognize tax benefits related to these credits for financial statement purposes when it is probable that such benefits will be realized. The amount of the tax credit claimed is significant, however, the ultimate amount to be realized and the timing of the recognition of the tax credit will depend upon the final resolution with the IRS.

(20) Quarterly financial information (unaudited)

        CH2M HILL's quarterly financial information for the year ended December 31, 2003 and 2002 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		For the Year Ended
	(In thousands except per share amounts)
2003
Revenues	$520,825	$536,884	$516,773	$579,850		$2,154,332
Operating income	4,223	3,693	2,762	2,035		12,713
Net income	6,102	5,989	5,800	5,913		23,804
Net income per common share
Basic	0.20	0.19	0.19	0.19		0.77
Diluted	0.19	0.18	0.18	0.19		0.74
2002
Revenues	$468,049	$469,146	$506,069	$511,679		$1,954,943
Operating income (loss)	5,392	(609)	5,661	(3,179)		7,265
Net income	5,914	3,284	7,170	13,287	(1)	29,655
Net income per common share
Basic	0.20	0.11	0.23	0.44		0.97
Diluted	0.19	0.10	0.23	0.42		0.94

(1)
CH2M HILL recorded $16,950 of additional earnings in the fourth quarter of 2002 ($6,700 net of incentive accruals and related tax expense) from Kaiser-Hill as a result of favorable performance on the Rocky Flats project for the DOE.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, Douglas County, State of Colorado, on the 24th day of February, 2004.

CH2M HILL Companies, Ltd.
By:	/s/ RALPH R. PETERSON Ralph R. Peterson President and Chief Executive Officer

        In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated, through their attorney-in-fact as appointed in the power of attorney of February 13, 2004 included as Exhibit 24 filed herewith.

Signature	Title	Date

/s/ RALPH R. PETERSON Ralph R. Peterson	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2004
/s/ SAMUEL H. IAPALUCCI Samuel H. Iapalucci	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 24, 2004
* Carolyn Chin	Director	February 24, 2004
* Kenneth F. Durant	Director	February 24, 2004
* Donald S. Evans	Director	February 24, 2004
* James J. Ferris	Director	February 24, 2004
* Jerry D. Geist	Director	February 24, 2004
* Steven D. Guttenplan	Director	February 24, 2004
* Michael D. Kennedy	Director	February 24, 2004

* David B. Price	Director	February 24, 2004
* Catherine Santee	Director	February 24, 2004
* Tom Searle	Director	February 24, 2004
* Nancy R. Tuor	Director	February 24, 2004
* Barry L. Williams	Director	February 24, 2004
By:	*/s/ SAMUEL H. IAPALUCCI Samuel H. Iapalucci, as attorney-in-fact

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Financial Statements and Schedules

December 31, 2003 and 2002

(With Independent Auditors' Report Thereon)

Independent Auditors' Report

The Members
Kaiser-Hill Company, LLC:

        We have audited the accompanying consolidated balance sheets of Kaiser-Hill Company, LLC (the Company) and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, members' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 25, 2002.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser-Hill Company, LLC and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

January 30, 2004

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

ARTHUR ANDERSEN LLP

Denver, Colorado
January 25, 2002

The report of Arthur Andersen LLP (Andersen) is a copy of the report previously issued by Andersen January 25, 2002. We have not been able to obtain a re-issued report from Andersen. Andersen has not consented to the inclusion of its report in this Annual Report on Form 10-K. The report of Andersen refers to the consolidated balance sheets as of December 31, 2001 and 2000 and statements of income, members' equity and cash flows for the years ended December 31, 2000 and 1999 not included herein. Because Andersen has not consented to the inclusion of its report in this Annual Report, it may be more difficult for you to seek remedies against Andersen and your ability to seek relief against Andersen may be impaired.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2003 and 2002

(Amounts in thousands of dollars)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$16,713	16,071
Current portion of unbilled contract receivables	99,956	98,458
Due from employees	—	51
Prepaid expenses and other current assets	479	450

Total current assets	117,148	115,030
Unbilled contract receivables, net of current portion	113,781	77,352
Prepaid expenses, long-term	752	1,128
Deferred financing costs, net of accumulated amortization of $357 and $271, respectively	168	254

	$231,849	193,764

Liabilities and Members' Equity
Current liabilities:
Accounts payable and payables to subcontractors	$81,198	74,916
Current portion of employee incentive plan	12,167	10,594
Accrued vacation	10,550	11,485
Accrued salaries and employee benefits	6,807	9,724
Payable to Members	648	867

Total current liabilities	111,370	107,586
Employee incentive plan, net of current portion	55,647	28,644

	167,017	136,230
Members' equity	64,832	57,534
Contingencies (note 7)

	$231,849	193,764

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Statements of Income

Years ended December 31, 2003, 2002, and 2001

(Amounts in thousands of dollars)

	2003	2002	2001
Gross revenue	$712,270	732,718	718,788
Subcontractor costs and direct material costs	(379,215)	(367,355)	(417,180)

Service revenue	333,055	365,363	301,608
Direct cost of service and overhead	(293,056)	(291,986)	(271,977)

Operating income	39,999	73,377	29,631
Other income (expense):
Interest income	113	232	569
Interest expense	(114)	(95)	(116)

Net income	$39,998	73,514	30,084

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Statements of Members' Equity

Years ended December 31, 2003, 2002, and 2001

(Amounts in thousands of dollars)

	Kaiser KH Holdings, Inc.	CH2M HILL Constructors, Inc.	Total
Members' equity, December 31, 2000	$518	518	1,036
Net income	15,042	15,042	30,084
Distributions	(7,900)	(7,900)	(15,800)

Members' equity, December 31, 2001	7,660	7,660	15,320
Net income	36,757	36,757	73,514
Distributions	(15,650)	(15,650)	(31,300)

Members' equity, December 31, 2002	28,767	28,767	57,534
Net income	19,999	19,999	39,998
Distributions	(16,350)	(16,350)	(32,700)

Members' equity, December 31, 2003	$32,416	32,416	64,832

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

(Amounts in thousands of dollars)

	2003	2002	2001
Cash flows from operating activities:
Net income	$39,998	73,514	30,084
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	86	88	88
Changes in assets and liabilities:
Increase in contract receivables	(37,927)	(44,331)	(6,548)
Decrease (increase) in due from employees	51	63	(92)
(Increase) decrease in prepaids and other current assets	(29)	1,664	(1,759)
Decrease (increase) in long-term prepaids	376	(1,128)	—
Increase (decrease) in accounts payable and payables to subcontractors	6,282	(19,792)	(6,736)
Increase in employee incentive plan	28,576	17,138	22,100
(Decrease) increase in other accrued expenses	(3,852)	848	(3,558)
(Decrease) increase in payable to Members	(219)	(141)	492

Net cash provided by operating activities	33,342	27,923	34,071

Cash flows from financing activities:
Distributions to Members	(32,700)	(31,300)	(15,800)
Proceeds from credit facility	71,300	37,700	29,900
Payments on credit facility	(71,300)	(37,700)	(35,900)

Net cash used in financing activities	(32,700)	(31,300)	(21,800)

Net increase (decrease) in cash and cash equivalents	642	(3,377)	12,271
Cash and cash equivalents, beginning of year	16,071	19,448	7,177

Cash and cash equivalents, end of year	$16,713	16,071	19,448

Supplemental cash flow information:
Cash paid for interest	$26	7	28

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(1)   Organization

        Kaiser-Hill Company, LLC (the Company) was formed on October 24, 1994. The principal business of the Company is to procure, execute, deliver, and perform under a contract with the Department of Energy (DOE) to manage the programs and operate the DOE facilities at Rocky Flats Environmental Technology Site (RFETS) in Golden, Colorado. The mission of the RFETS is directed toward cleanup, deactivation, and preparation for decontamination and disposition of these DOE facilities.

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

        At December 31, 2003, the Company employed approximately 1,102 hourly workers and approximately 376 salaried workers. Approximately 80% of the hourly employees are represented by United Steel Workers of America under a collective bargaining agreement which expires on January 15, 2007.

        On January 24, 2000, the Company and the DOE entered into a new contract (the Contract) effective February 1, 2000. The Contract is in effect until the physical completion of the Rocky Flats Closure Project including closure, disposal of nuclear material, demolition of facilities, environmental remediation, waste disposal, infrastructure, and general site operations. Under the Contract, the Company has the opportunity to earn an additional fee if the total costs incurred are below the Contract target cost or the completion of the site closure is before March 31, 2007. In addition, the Company can lose a portion of its fee if the costs exceed an amount equal to $200 million above the Contract target cost or the site closure is after March 31, 2007. The modified maximum and minimum fee available to be earned by the Company through the date of closure is $461.2 million and $151 million, respectively.

(2)   Significant Accounting Policies

  (a)
  Principles of Consolidation

          The consolidated financial statements include the Company and its wholly owned subsidiary, Kaiser-Hill Funding Company, LLC. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

  (b)
  Revenue Recognition

          Under the Contract, revenue is recognized using the percentage-of-completion method whereby revenue is accrued in an amount equal to cost plus management's best estimate of incentive fees. Incentive fees are estimated based on projected total Contract costs and site closure date. The Company continually monitors its progress toward the completion dates and its estimated costs at completion and will modify its estimates of fees to be earned as needed. Changes in these estimates could have a significant effect on future earnings of the Company. During 2003, management revised its estimate of projected cost at completion based upon the Company's current progress under the Contract. The change in estimate resulted in approximately $25,200,000 of additional incentive fees to be recognized over the life of the Contract. The Company recognized approximately $17,100,000 in additional revenue during the year ended

  December 31, 2003 when compared to the previous year ended December 31, 2002, due to the change in estimate.

  (c)
  Statements of Cash Flows

          For purposes of the consolidated statements of cash flows, the Company considers cash in checking and short-term investments with original maturities of three months or less to be cash and cash equivalents.

          The Company maintains its cash accounts primarily with banks located in Colorado, New York, and Washington, D.C. Cash balances are insured by the FDIC up to $100,000 per bank and cash equivalents are not insured by the FDIC. As of December 31, 2003, the majority of the cash balance was made up of cash equivalents.

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

          As discussed in note 2(b), revenue under the Contract is recognized using the percentage-of-completion method whereby revenue is accrued in an amount equal to cost plus management's best estimate of incentive fees. Incentive fees are estimated based on projected total Contract costs and site closure date. Changes in these estimates could have a significant effect on the future earnings of the Company.

(3)   Related Party Transactions

        In 2003 and 2002, the Members were subcontracted by the Company to perform certain tasks under the Contract. The "Payable to Members" in the accompanying consolidated balance sheets as of December 31, 2003 and 2002 consists of $250,000 and $250,000, respectively, to Kaiser and $398,000 and $617,000, respectively, to CH2M HILL for these subcontracted tasks. These payables are noninterest bearing.

        During 2003, CH2M HILL began providing information technology services for the Company at negotiated rates. Costs incurred related to work performed by CH2M HILL, the majority of which are reimbursable and billed under the Contract and relate to information technology services provided, were approximately $10,652,000 in 2003, $473,000 in 2002, and $851,000 in 2001.

        In addition, the Company performed approximately $4,892,000 and $2,145,000 of services on behalf of CH2M HILL during 2003 and 2002, respectively.

(4)   Contract Receivables

        Contract receivables as of December 31, 2003 and 2002 primarily represent unbilled receivables due under the Contract. Unbilled receivables result from revenue and estimated fees that have been earned by the Company but not billed to the DOE as of the end of the period. Unbilled receivables can be invoiced at contractually defined intervals and milestones. Management anticipates that the current portion of unbilled receivables will be billed and collected in less than one year. Current unbilled receivables primarily represent allowable costs, including subcontractor costs, that have not been submitted to the DOE for payment. These costs cannot be invoiced to the DOE until payment has been made by the Company to the vendor. In addition, under the terms of the Contract, the Company receives a cash payment of 50% of the incentive fee due on a quarterly basis. These payments increased slightly during the last year as DOE has recognized accelerated work progress. The remainder of the incentive fee, based on projected costs at completion and closure date, is to be paid by the DOE upon the completion of the Contract, currently estimated to be September 30, 2006. As such, these amounts are classified as noncurrent in the accompanying consolidated balance sheets. As discussed above, any modifications or changes in the cost estimates or the site closure date will impact these outstanding amounts and could increase or decrease such amounts.

        As of December 31, 2003 and 2002, the Company has $113.8 million and $77.4 million, respectively, of long-term unbilled receivables that represent incentive fee under the Contract. These can be billed at the completion of the Contract, currently estimated to be September 30, 2006. In addition, the Company has current unbilled receivables of $100.0 million and $98.5 million as of December 31, 2003 and 2002, respectively. This is comprised of $7.9 million and $7.1 million, respectively, of incentive fees and $92.1 million and $91.4 million, respectively, of direct reimbursable costs under the Contract. All of these amounts have been billed subsequent to year-end.

        The Company's Contract receivables result primarily from its long-term Contract with the DOE. As a consequence, management believes that credit risk is minimal.

(5)   Employee Incentive Plan

        In connection with the closure Contract with the DOE, the Company implemented an employee incentive plan. There are two components to the plan. The first component represents a cash bonus, which is earned and paid annually. The second component represents the issuance of performance units. These units are allocated to employees on an annual basis. The value of these units ultimately depends on the actual cost achieved and the closure date and range from $0 to $1 per unit. Employees remain eligible for these units as long as they are employed by the Company or left in good standing, as defined. Payments made for performance units will be paid in cash at the end of the Contract.

        As of December 31, 2003, the Company has issued approximately 51,927,000 performance units and the estimated value to be paid is accrued as employer incentive plan liability. The payments of the unit bonus will take place upon closure of the Contract, and therefore, the associated accrual is classified as a long-term employee incentive plan liability in the accompanying consolidated balance sheets.

        Additionally, the Company has accrued $3.7 million for an enhanced schedule incentive payable to the hourly employees represented by United Steel Workers of America under the collective bargaining agreement. This payment will also take place upon closure of the Contract and is also classified as a long-term liability in the accompanying consolidated balance sheets.

(6)   Business Loan and Security Agreement

        The Company currently has a Business Loan and Security Agreement (the Agreement) with a bank. The term of the Agreement is through December 31, 2005. The Company, Kaiser, and CH2M HILL granted a first lien security interest to the bank in all of the ownership and equity interest of the Company. As of December 31, 2003 and 2002, the Company had no amounts outstanding under the Agreement.

        Under the Agreement, the Company has available temporary financing for the payment of the Company's costs incurred under the Contract. This financing is utilized throughout the year for periods of less than one month as, under the terms of the Contract, the DOE must pay the Company's invoices within three business days of receipt. The funding level under the Agreement cannot exceed a maximum borrowing base calculated on the lesser of eligible billed and unbilled government accounts receivable, as defined, or $35,000,000. Under the terms of the Agreement, interest on the advances is calculated either under a rate based upon LIBOR or a rate based upon the higher of the Federal Funds Rate or the Prime Rate.

        In connection with the Agreement, the Company incurred $525,000 in loan origination fees, which are capitalized as deferred financing costs and are being amortized to interest expense over the life of the Agreement.

        The Agreement also contains various financial covenants, including tangible net worth, fixed charge ratio, and minimum cash balances requirements, among other restrictions. The Company was in compliance with all restrictive covenants at December 31, 2003.

(7)   Contingencies

        The Company's reimbursable costs are subject to audit in the ordinary course of business by various U.S. government agencies. Management is not presently aware of any significant costs, which have been, or may be, disallowed by any of these agencies.

(8)   Employee Benefit Plans

        In accordance with the Contract, the Company participates in several multiemployer benefit plans covering substantially all employees who meet length of service requirements. These plans include a defined benefit pension plan and two defined contribution plans, the latter of which provide for Company matching contributions. The Company contribution amounts for the defined contribution plans were approximately $1,227,000 and $1,916,000 for 2003 and 2002, respectively. No amounts were contributed to the defined pension benefit plan during 2003 or 2002 because current levels of funding did not require contributions to be made.

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