Form 10-Q
period 2004-03-31
CH2M HILL COMPANIES LTD
filed 2004-05-06
CIK 777491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of April 30, 2004, the registrant had 31,959,230 shares of common stock, $0.01 par value per share, issued and outstanding.

CH2M HILL COMPANIES, LTD.

MARCH 31, 2004

Part I - FINANCIAL INFORMATION

Item 1 - Consolidated Condensed Financial Statements

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Balance Sheets

(Unaudited)

(Dollars in thousands)

	March 31, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,404	$30,885
Receivables, net -
Client accounts	284,049	328,323
Unbilled revenue	197,181	154,141
Other	9,920	8,521
Prepaid expenses and other	16,775	17,799
Total current assets	527,329	539,669
PROPERTY, PLANT and EQUIPMENT, net	25,276	25,695
GOODWILL	26,690	26,690
INTANGIBLE ASSETS, net	37,651	39,676
OTHER ASSETS, net	122,637	116,936
TOTAL ASSETS	$739,583	$748,666

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$104,758	$139,000
Billings in excess of revenues	79,107	84,642
Accrued incentive compensation	17,480	35,289
Employee related liabilities	106,189	100,229
Other current liabilities	116,921	96,238
Total current liabilities	424,455	455,398
OTHER LONG-TERM LIABILITIES	91,829	86,123
LINE OF CREDIT	14,300	—
LONG-TERM DEBT	5,733	6,971
Total liabilities	536,317	548,492

COMMITMENTS AND CONTINGENCIES (See Notes)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,958,396 and 31,023,886 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	320	310
Additional paid-in capital	35,234	40,976
Retained earnings	182,397	175,681
Accumulated other comprehensive loss	(14,685)	(16,793)
Total shareholders’ equity	203,266	200,174
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$739,583	$748,666

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Statements of Income

(Unaudited)

(Dollars in thousands except per share)

	Three-Month Period Ended March 31,
	2004	2003

Gross revenue	$617,499	$520,825

Operating expenses:
Direct cost of services and overhead	(491,190)	(414,827)
General and administrative	(121,134)	(101,775)

Operating income	5,175	4,223

Other income (expense):
Equity in earnings of joint ventures and affiliated companies	6,391	6,216
Interest income	82	475
Interest expense	(340)	(153)
Income before provision for income taxes	11,308	10,761
Provision for income taxes	(4,592)	(4,659)
Net income	$6,716	$6,102

Net income per common share:
Basic	$0.21	$0.20
Diluted	$0.21	$0.19
Weighted average number of common shares:
Basic	31,635,300	30,658,612
Diluted	32,065,933	31,881,403

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three-Month Period Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$6,716	$6,102
Adjustments to reconcile net income to net cash used in operating activities -
Depreciation and amortization	4,061	2,760
Realized gain on sale of investment	(785)	—
Stock-based compensation for employees and employee benefit plans	3,664	5,985
Allowance for uncollectible accounts	261	273
Deferred income tax expense	458	931
Equity in undistributed earnings of unconsolidated affiliates	(102)	(2,668)
Change in current assets and liabilities
Receivables and unbilled revenue	(391)	6,903
Prepaid expenses and other	1,661	679
Accounts payable	(34,345)	(23,894)
Billings in excess of revenues	(5,450)	3,084
Accrued incentive compensation	(15,790)	(21,102)
Employee related liabilities	5,984	10,206
Other accrued liabilities	13,577	(9,379)
Current taxes payable	6,102	(3,630)
Other	1,127	3,767
Net cash used in operating activities	(13,252)	(19,983)

Cash flows from investing activities:
Capital expenditures	(1,351)	(1,276)
Proceeds from investments in affiliates, net	1,054	931
Net cash used in investing activities	(297)	(345)

Cash flows from financing activities:
Borrowing on line of credit	106,700	—
Payments on line of credit and long-term debt	(92,869)	(941)
Purchases and retirements of stock	(12,107)	(8,940)
Net cash provided by (used in) financing activities	1,724	(9,881)
Effect of exchange rate changes on cash	344	(432)
Decrease in cash and cash equivalents	(11,481)	(30,641)
Cash and cash equivalents, beginning of period	30,885	106,438
Cash and cash equivalents, end of period	$19,404	$75,797

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial information has been prepared in accordance with the interim reporting rules and regulations of the U.S. Securities and Exchange Commission and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.  Certain amounts in the prior period have been reclassified to conform to current period presentation.

In the opinion of CH2M HILL Companies, Ltd.’s (CH2M HILL) management, the accompanying unaudited consolidated condensed financial statements of the interim periods presented contain all adjustments necessary to present fairly the financial position of CH2M HILL as of March 31, 2004 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be achieved for a full year and cannot be used to indicate financial performance for the entire year. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in CH2M HILL’s Annual Report on Form 10-K for the year ended December 31, 2003.

Shareholders’ Equity

The significant changes in shareholders’ equity for the three-month period ended March 31, 2004 are as follows:

	Shares	Amount

Shareholders’ Equity, December 31, 2003	31,023,886	$200,174
Net income	—	6,716
Shares issued in connection with stock-based compensation and employee benefit plans	1,915,177	6,375
Shares purchased and retired	(980,667)	(12,107)
Unrealized gain on marketable equity securities, net of tax	—	1,859
Foreign currency translation adjustment	—	249
Shareholders’ Equity, March 31, 2004	31,958,396	$203,266

Supplemental Cash Flow Information

	Three-Month Period Ended March 31,
	2004	2003
Cash paid during the period for:
Interest	$100	$173
Taxes	$(338)	$5,835

CH2M HILL recorded a non-cash increase in shareholders’ equity for an unrealized gain on marketable equity securities of $1,859, net of tax, as of March 31, 2004. CH2M HILL holds a common stock investment in a company located in Korea. During the first quarter of 2004, the company became publicly listed on a Korean stock exchange and CH2M HILL has reclassified its investment as available for sale with a corresponding adjustment to accumulated other comprehensive income.

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

Stock-Based Compensation Plans

CH2M HILL accounts for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the proforma effect on net income and earnings per share if CH2M HILL had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The following proforma disclosures are required under SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure – an Amendment of SFAS No. 123.”

	Three-Month Period Ended March 31,
	2004	2003
Net income, as reported	$6,716	$6,102
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,242	3,663
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,552)	(3,974)
Pro forma net income	$6,406	$5,791

Earnings per share:
Basic – as reported	$0.21	$0.20
Basic – pro forma	$0.20	$0.19
Diluted – as reported	$0.21	$0.19
Diluted – pro forma	$0.20	$0.18

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

CH2M HILL has interests in multiple pass through joint ventures, with little or no initial equity, which are considered variable interest entities under FIN 46R.  These entities facilitate the completion of service contracts that are jointly owned with our joint venture partners. These joint ventures are formed to leverage the skills of the respective partners, and include consulting, construction, design, project management and operations and maintenance contracts. Typically, CH2M HILL’s losses on these contracts are limited to its portion of the total contract value, but occasionally, CH2M HILL’s exposure can be up to three times the total contract value.

CH2M HILL has an interest in CH2M HILL Canada, Ltd. (Canada), which may be a variable interest entity.  Canada represents all of CH2M HILL’s Canadian operations, which consist of consulting in environmental engineering and scientific services. CH2M HILL’s losses are limited to its investment in the entity of approximately $8,154. CH2M HILL has a lease with Meridian 26 Trust (Trust), which may also be a variable interest entity.  The Trust is owned by third parties and was formed to fund the construction and own CH2M HILL’s corporate headquarters and another building. The aggregate fair value of the assets held by the Trust is $53,000, for which CH2M HILL’s losses are limited to CH2M HILL’s guaranteed residual value of approximately $42,000.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits. “ SFAS No. 132(R) increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. The new disclosure requirements required by SFAS No. 132(R) are effective for CH2M HILL for the year ending after June 15, 2004.  CH2M HILL will adopt the new SFAS No. 132(R) disclosure requirements for the year ending December 31, 2004.

(2) SEGMENT INFORMATION

During 2003, management reevaluated how the business was organized and announced a new organizational model that became effective on January 1, 2004.  This model, recognizing and reflective of the distinct needs of CH2M HILL’s clients, is centered on three Client Groups:

•                  Civil Infrastructure (state and local governments)

•                  Federal (U.S. and international governments)

•                  Industrial (private sector clients)

Certain financial information relating to the three-month periods ended March 31, 2004 and 2003 for each segment is provided below.  March 31, 2003 financial information for each segment has been restated to conform to current period presentation.

Three-Month Period Ended March 31, 2004	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$235,133	$202,359	$180,007	$—	$617,499
Inter-segment sales	3,580	4,922	832	(9,334)	—
Equity in earnings (losses) of joint ventures and affiliated companies	5,321	1,079	(9)	—	6,391
Segment profit (loss)	8,876	4,034	(67)	(1,535)	11,308

Three-Month Period Ended March 31, 2003	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$219,833	$218,232	$82,760	$—	$520,825
Inter-segment sales	3,475	4,767	173	(8,415)	—
Equity in earnings of joint ventures
and affiliated companies	5,862	351	3	—	6,216
Segment profit (loss)	7,638	10,657	(5,323)	(2,211)	10,761

(3) COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains on equity investments and foreign currency translation gains or losses that have been reflected as a component of shareholders’ equity and have not impacted net income.  The following table summarizes the components of comprehensive income for the three-month periods ended March 31, 2004 and 2003:

	Three-Month Period Ended March 31,
	2004	2003
Net income	$6,716	$6,102
Unrealized gain on marketable equity securities, net of tax	1,859	—
Change in foreign currency translation gains (losses)	249	(441)
Comprehensive income	$8,824	$5,661

(4) EARNINGS PER SHARE

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

A reconciliation of basic and diluted EPS for the three-month periods ended March 31 follows (in thousands, except per share amounts):

	2004	2003
Numerator:
Net Income	$6,716	$6,102

Denominator:
Basic income per share- weighted-average shares outstanding	31,635	30,659
Dilutive effect of common stock equivalents	431	1,222
Diluted income per share- adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	32,066	31,881
Basic net income per share	$0.21	$0.20
Diluted net income per share	$0.21	$0.19

(5) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

CH2M HILL routinely enters into joint ventures to service the needs of its clients.  Such arrangements are customary in the engineering and construction industry and generally are project specific.  CH2M HILL accounts for its investments in affiliated unconsolidated companies using the equity method of accounting. As of March 31, 2004 and December 31, 2003, the investments in unconsolidated affiliates were approximately $56,335 and $53,492, respectively, and are reflected in the accompanying consolidated condensed balance sheets in other assets. CH2M HILL’s proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies on the accompanying consolidated condensed statements of income.

CH2M HILL’s largest joint venture is Kaiser-Hill Company, LLC (Kaiser-Hill), in which we own a 50% interest.  Kaiser-Hill’s revenues are derived from the U.S. Department of Energy’s (DOE) Performance Based Integrating Management Contract for the Rocky Flats Closure Project in Golden, Colorado.  Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure costs.  The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of our performance.

During the three-month periods ended March 31, 2004 and 2003, CH2M HILL recognized undistributed earnings from Kaiser-Hill of $1,665 and $2,246, respectively.  Kaiser-Hill’s ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the DOE and can be different from the earnings recognized for accounting purposes.  As the cleanup of the site progresses toward the targeted closure date of 2006, undistributed earnings, and therefore the investment balance, could continue to increase if Kaiser-Hill continues to perform at better than cost and schedule targets.  As of March 31, 2004 and December 31, 2003, the investment in Kaiser-Hill was $34,081 and $32,416, respectively.

Summarized financial information for the three-month periods ended March 31, 2004 and 2003, for CH2M HILL’s unconsolidated affiliates is as follows:

	Three-Month Period Ended March 31,
	2004	2003
RESULTS OF OPERATIONS:
Revenues	$195,378	$218,025
Direct costs	176,202	201,774
Gross margin	19,176	16,251
General and administrative expenses	5,502	3,946
Operating income	13,674	12,305
Other income	44	82
Net income	$13,718	$12,387

(6) GOODWILL AND INTANGIBLE ASSETS

Intangible assets with finite lives consist of the following:

	Cost	Accumulated Amortization	Net finite-lived intangible assets
March 31, 2004

Contract-in-place	$24,081	$(14,178)	$9,903
Patents and trademarks	5,196	(1,182)	4,014
Contracted backlog	4,058	(1,320)	2,738
Non-compete agreements and other	1,319	(1,149)	170
Total finite-lived intangible assets	$34,654	$(17,829)	$16,825

December 31, 2003

Contract-in-place	$24,081	$(13,565)	$10,516
Patents and trademarks	5,196	(813)	4,383
Contracted backlog	4,058	(830)	3,228
Non-compete agreements and other	1,319	(596)	723
Total finite-lived intangible assets	$34,654	$(15,804)	$18,850

The contract-in-place is being amortized on a straight-line basis over the total life of the contract of seven years. The other intangible assets are being amortized over their expected useful lives of one to six years.  The amortization expense reflected in the accompanying consolidated condensed statements of income totaled $2,025 and $1,322 for the three-month periods ended March 31, 2004 and 2003, respectively.

Indefinite-lived intangible assets consist of the following:

	March 31, 2004	December 31, 2003
Goodwill	$26,690	$26,690
Tradename	20,826	20,826
Total indefinite-lived intangible assets	$47,516	$47,516

(7) LINE OF CREDIT

CH2M HILL has an unsecured revolving line of credit with a maximum borrowing capacity of $160,000.  The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit. During the first quarter of 2004, CH2M HILL borrowed an average of $10,402 under this credit facility for general corporate purposes.  The amount outstanding under the line of credit at March 31, 2004 was $14,300 and there were no amounts outstanding at December 31, 2003.

The credit facility, as amended, expires in July 2006, however, with the lender’s consent, the credit facility can be extended for an additional year on the first and second anniversary date, through 2007 and 2008, respectively.  At the option of CH2M HILL, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate plus 1.25% to 2.0%, or the lender’s applicable base rate plus margin of 0.0% to 0.5% based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.2% per year is payable based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.

The agreement requires CH2M HILL to, among other things, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreement). As of March 31, 2004, CH2M HILL was in compliance with the covenants required by the agreement.

The agreement also allows CH2M HILL to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At March 31, 2004 and December 31, 2003, there were $38,782 and $40,680 issued and outstanding letters of credit, respectively.

(8) COMMITMENTS AND CONTINGENCIES

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

CH2M HILL COMPANIES, LTD.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis explains our general financial condition, changes in financial condition and results of operations as a whole and for each of our operating segments including:

•                  Factors affecting our business

•                  Our revenues and profits

•                  The source of our revenues and profits

•                  Why those revenues and profits were different from period to period

•                  Where our cash came from and how it was used

•                  How all of this affects our overall financial condition

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. As you read this section, you should also refer to our consolidated condensed financial statements and the accompanying notes as well as our Annual Report on Form 10-K for the year ended December 31, 2003. These consolidated financial statements provide additional information regarding our financial activities and condition. This analysis may be important to you in making decisions about your investment in CH2M HILL Companies, Ltd. (CH2M HILL).

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

Newly Aligned Operating Segments

During 2003, we reevaluated how our business was organized and announced a new organizational model that became effective on January 1, 2004.  This model, recognizing and reflective of the distinct needs of our clients, is centered on three Client Groups:

•                  Civil Infrastructure (state and local governments)

•                  Federal (U.S. and international governments)

•                  Industrial (private sector clients)

This change was brought about by discussions among senior management and our Board of Directors, who recognized that our path to success was critically dependent on understanding and meeting the differing needs and requirements of our clients.  The new structure allows better decision making on an enterprise-wide basis.

Summary

Revenues and pre-tax profit or loss for the three-month periods ended March 31, 2004 and 2003 by operating segment were as follows:

Three-Month Period Ended March 31,

(in millions)

	Revenues				Pre-Tax Profit (Loss)
	2004		2003		2004	2003
Federal	$235.1	38.1%	$219.8	42.2%	$8.9	$7.6
Civil Infrastructure	202.4	32.8%	218.2	41.9%	4.0	10.7
Industrial	180.0	29.1%	82.8	15.9%	(0.1)	(5.3)
Corporate	—	—	—	—	(1.5)	(2.2)
Total	$617.5	100%	$520.8	100%	$11.3	$10.8

Results of Operations for the Three-Month Period Ended March 31, 2004 Compared to the Same Period of 2003

Revenues for the three-month period ended March 31, 2004 were $617.5 million compared to revenues of $520.8 million for the same period in 2003, an increase of $96.7 million, or 18.6%. The Industrial segment reported increased revenues quarter-over-quarter of $97.2 million, or 117.4%, while the Federal segment reported increased revenues for the same period of $15.3 million, or 7.0%. These revenue improvements were offset by a $15.8 million, or 7.2%, decline in revenues for the Civil Infrastructure segment.

Pre-tax profit for the three-month period ended March 31, 2004 was $11.3 million compared to $10.8 million for the same period of 2003, an increase of $0.5 million, or 4.6%. This increase was primarily a result of improvement in the Industrial segment which reported an improvement in its pre-tax loss of $5.2 million, or 98.1%, for the three-month period ended March 31, 2004 compared to the same period last year, while the Federal segment reported an increase of $1.3 million, or 17.1%, for the same periods. These improvements were offset by decreases in the Civil Infrastructure segment of $6.7 million, or 62.6%, for the three-month period ended March 31, 2004 compared to the same period last year.

Federal

The Federal segment reported revenues of $235.1 million for the three-month period ended March 31, 2004 compared to $219.8 million for the same period last year, an increase of $15.3 million, or 7.0%. The increase in revenues was primarily attributable to the environmental services and federal outsourcing and privatization business offset by declines in revenue in our nuclear business.  Our environmental services business reported increased revenues due to primarily to increased volume from U.S. federal government contracts and delivery orders.  Our federal outsourcing and privatization business contributed an increase in revenues as a result of a privatization contract for a U.S. Corps of Engineers site to run its water and wastewater facilities which was awarded to us in August 2003.  Our nuclear business reported a decrease in revenues primarily due to timing of certain delivery efforts at the Department of Energy’s (DOE) Hanford River Protection Project.

Pre-tax profit for the federal segment increased $1.3 million, or 17.1%, for the three-month period ended March 31, 2004 compared to the same period last year primarily due to an increase in earnings on projects within our nuclear business and successful administrative cost containment efforts.

Civil Infrastructure

Revenues in the Civil Infrastructure segment for the three-month period ended March 31, 2004 were $202.4 million compared to $218.2 million for the same period last year, a decrease of $15.8 million, or 7.2%.  The decrease in revenues was primarily attributable to the water and operations and maintenance businesses offset by revenue increases in our transportation business.  Revenues in the water business decreased due to project delays on North America consulting projects and delays in converting pending awards to signed contracts on design build projects.  Our operations and maintenance business revenues decreased primarily as a result of reductions in scope of certain active projects resulting in lower service fees and the lost revenue derived from non-renewed contracts which was not completely offset by newly acquired contracts in this comparison period.  In addition, renewed interest in design build services caused by improvements in the economy and increased transportation needs in Canada increased revenues in our transportation business.

Pre-tax profit for the Civil Infrastructure segment for the three-month period ended March 31, 2004 was $4.0 million compared to $10.7 million for the same period last year, a decrease of $6.7 million, or 62.6%.  The primary reason for the decline was due to increased legal and technical support provided on certain projects, a deterioration of project margins driven by competition for market share and project delivery challenges on certain projects in our operations and maintenance business.  Our transportation business reported a decrease in pre-tax profit due to increased business development costs and costs associated with strengthening our employees technical skills in preparation for business growth.  Additionally, the decrease resulted from major business development expenditures, particularly for pursuit of work in Iraq.

Industrial

Revenues for the Industrial segment for the three-month period ended March 31, 2004 were $180.0 million compared to $82.8 million for the same period last year, an increase of $97.2 million, or 117.4%.  The increase in revenues is primarily attributable to our December 2003 acquisition of Lockwood Greene, Engineers, Inc. (Lockwood Greene), an engineering and construction company providing integrated project delivery services to industrial clients.  Lockwood Greene contributed revenues of $83.3 million for the three-month period ended March 31, 2004.  These revenues were primarily generated in projects related to the power, pharmaceutical, chemicals and general manufacturing sectors.

Additionally, we experienced revenue increases in the energy and industrial systems and communications businesses.  Our energy and industrial systems business reported an increase in revenue primarily attributable to an increase in awards under a series of contracts with the U.S. Air Force.  While our industrial design business continues to be negatively affected by the depressed level of capital spending in the semiconductor industry, this business reported an increase in revenue.  The semiconductor industry is showing signs of improvement resulting in more bid opportunities and a slight firming of workload. Our communications and information services business reported an increase in revenue primarily attributable to a significant stabilization in the domestic wireless market and winning wireless and wire line work in India and Germany.

Pre-tax loss for the Industrial segment for the three-month period ended March 31, 2004 was $0.1 million compared to a pre-tax loss of $5.3 million for the same period last year, a $5.2 million improvement, or 98.1%.  The industrial design business reported a decline in pre-tax loss due to a slight improvement in the volume of services sold combined with further administrative cost containment efforts during the three-month period ended March 31, 2004 compared to the same period last year.  Additionally, pre-tax loss improved as a result of including the three-month period ended March 31, 2004 pre-tax profit of $1.7 million for Lockwood Greene. The energy business and the communications business both experienced business growth over the same period last year resulting in further improvement.

Joint Ventures

We routinely enter into joint ventures to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. Our largest joint venture is Kaiser-Hill Company, LLC (Kaiser-Hill), in which we own a 50% interest. This joint venture is included in our Federal operating segment.  Kaiser-Hill’s current contract with the DOE, which has been effective since 2000, is a site closure contract and does not have a defined term.  We are targeting closure of the site in 2006.  Under the contract, Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure timetable and costs.  For every dollar that the DOE saves, Kaiser-Hill receives a fee increase ranging from 20 to 30 cents.  At the same time, for every dollar the cleanup is over budget, the fee is reduced by 20 to 30 cents down to an agreed minimum.  The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of our performance. Due to the timing of specific work scopes and the completion of activities, Kaiser-Hill’s earnings may not be comparable from period to period.

The earnings from Kaiser-Hill are reported as equity in earnings of joint ventures and affiliated companies, along with other joint ventures that are individually insignificant.  For the three-month periods ended March 31, 2004 and 2003, we reported total equity in earnings of joint ventures and affiliated companies of $6.4 million and $6.2 million, respectively. The earnings from the Kaiser-Hill joint venture for the three-month periods ended March 31, 2004 and 2003 were $5.1 million and $5.2 million, respectively.

During the three-month periods ended March 31, 2004 and 2003, we recognized undistributed earnings from Kaiser-Hill of $1.6 million and $2.3 million, respectively. Kaiser-Hill’s ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the DOE and can be different from the earnings recognized for accounting purposes.  As the cleanup of the site progresses toward the targeted closure date of 2006, undistributed earnings could continue to increase if Kaiser-Hill continues to perform at better than cost and schedule targets.  This could result in an increase in our investment in Kaiser-Hill, which was $34.1 million and $32.4 million as of March 31, 2004 and December 31, 2003, respectively.

Corporate Expenses

Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts.  Corporate expenses for the three-month period ended March 31, 2004 were $1.5 million compared to $2.2 million in the same period in 2003.  The decrease of $0.7 million from the three-month period ended March 31, 2003 compared to the same period in 2004 was due primarily to reduced incentive compensation costs.

Income Taxes

Date	Income Tax Provision	Effective Tax Rate
	(in millions)
March 31, 2004	$4.6	40.6%
March 31, 2003	$4.7	43.3%

The decrease in the effective tax rate for the three-month period ended March 31, 2004 compared to the same period in 2003 was primarily due to tax benefits realized under the Extraterritorial Income Exclusion (EIE) rules.  Under the EIE rules, taxpayers may elect to exclude from taxable income certain foreign-related income.  Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes and disallowed portions of meals and entertainment expenses and other permanent differences.

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

Liquidity and Capital Resources

Our most significant source of cash is historically from operations.  If cash flows from operations are insufficient to cover our working capital needs, we have access to our unsecured revolving line of credit.  At March 31, 2004, our total cash and credit capacity available for general corporate purposes, acquisitions and letters of credit is as follows (in millions):

Cash on hand		$19.4
Line of credit capacity	160.0
Outstanding borrowing on line of credit	(14.3)
Issued letters of credit	(38.8)
Net credit capacity available		106.9
Total excess capacity		$126.3

Over the last several years, we have not used our credit facility except to support the issuance of letters of credit.  During the three-month period ended March 31, 2004, we borrowed an average of $10.4 million under our credit facility for general corporate purposes. In late December 2003, we borrowed $47.0 under our credit facility to ensure sufficient liquidity to close our Lockwood Greene acquisition. This borrowing was repaid within approximately 20 days from cash on hand and cash flows from operations. It is likely, but uncertain, that we will continue to utilize our credit facility periodically during 2004 depending on the timing of cash receipts and disbursements. Since our cash inflows and outflows are primarily a function of our operations, we cannot predict with any certainty the timing of such cash receipts and disbursements.

Based upon our cash flow from operations and our credit capacity discussed above, we believe that we have access to adequate financial resources to fund these contractual obligations and fund our operations in 2004 and beyond, including working capital requirements, capital expenditures and potential future acquisitions or strategic investments.

For the three-month period ended March 31, 2004, we generated $1.7 million of cash in financing activities. The amount outstanding under our line of credit at March 31, 2004 was $14.3 million compared to no amounts outstanding last year.  We used $12.1 million in existing cash to purchase stock presented on our internal market. This compares to $9.9 million of cash used in financing activities for the three-month period ended March 31, 2003, of which $8.9 million in existing cash was used to purchase stock presented on our internal market.

Our unsecured revolving line of credit has a maximum borrowing capacity of $160.0 million.  The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit.  The credit facility, as amended, expires in July 2006, however, with the lender’s consent, the credit facility can be extended for an additional year on the first and second anniversary date, through 2007 and 2008, respectively.  At our option, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate plus 1.25% to 2.0%, or the lender’s applicable base rate plus margin of 0.0% to 0.5% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.2% per year is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.

The agreement requires us to, among other things, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreement). As of March 31, 2004 we were in compliance with the covenants required by the agreement.

The agreement also allows us to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At March 31, 2004 and December 31, 2003, there were $38.8 million and $40.7 million issued and outstanding letters of credit, respectively.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities.  Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we believe are most critical to your understanding of our financial results and condition and require complex management judgment are summarized below. Further detail and information regarding our other accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Revenue Recognition

We earn our revenues from different types of services under a variety of different types of contracts, including cost-plus, firm fixed-price and time-and-materials.  To properly recognize revenue, we evaluate each contractual arrangement to determine the appropriate authoritative literature to apply.  We recognize revenue and profit for most of our contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts.  In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, or achievement of contract performance standards.

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

Pension Benefits

We have two frozen and one active noncontributory defined benefit pension plans.  Our earnings and shareholders’ equity may be impacted by these qualified defined benefit plans because Statement of Financial Accounting Standard (SFAS) No. 87, “Employers’ Accounting for Pensions,” requires that the amounts we record be computed using actuarial valuations.  These valuations include many assumptions, but the two most critical assumptions are the discount rate and the expected long-term rate of return on plan assets.  We use judgment in selecting these assumptions each year because we have to consider not only current market conditions, but also make judgments about future market trends, changes in the interest rates and equity market performance.  We also have to consider factors like the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

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

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132(R) increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. The new disclosure requirements required by SFAS No. 132(R) are effective for us for the year ending after June 15, 2004.  We will adopt the new SFAS No. 132(R) disclosure requirements for the year ending December 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and foreign exchange rates. This risk is monitored to limit the effect of interest rate and foreign exchange rate fluctuations on earnings and cash flows. Our interest rate exposure is generally limited to our unsecured revolving credit agreement and to our notes payable to former shareholders. Historically, we have used short-term variable rate borrowings under the revolving credit agreement on a limited basis. During the first quarter of 2004, we borrowed an average of $10.4 million under our revolving credit agreement.

The interest rate on the notes payable to former shareholders is variable and fluctuates annually based on the U.S. Federal Reserve Discount Rate. These notes have varying maturities through 2009. We also have two notes payable related to an acquisition in 2002, which have fixed interest rates of 9.4% and 5.0% and maturity dates in 2010 and 2005, respectively. Collectively, the amounts outstanding under these notes were $8.5 million and $8.7 million as of March 31, 2004 and December 31, 2003, respectively.

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

Item 4.  Controls and Procedures

We carried out an evaluation as of the last day of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a – 15(e) of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the three-month period ended March 31, 2004 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Changes in Securities

The following table covers the purchases of our securities by CH2M HILL during the period covered by this report.

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January (a)	213,087	$11.88	—	—
February (a)	68,566	$11.90	—	—
March (b)	745,602	$12.07	—	—
Total	1,027,255	$12.02	—	—

(a) Shares repurchased pursuant to a surrender by shareholders of previously owned shares in payment of the option exercise price.

(b) Includes shares purchased by CH2M HILL in the Internal Market and surrender by shareholders of previously owned shares in payment of the option exercise price.

Item 6.  Exhibits and Reports on Form 8-K

(a)                      Exhibits

31.1                Written Statement of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                Written Statement of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2                Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)                     Reports on Form 8-K

On February 24, 2004, we filed a Current Report on Form 8-K/A under Items 2 and 7 to amend the Current Report on Form 8-K of CH2M HILL Companies, Ltd. dated December 12, 2003 (filed December 29, 2003) to include the financial statements of the business acquired as required by Item 7(a) and the pro-forma financial information required by Item 7(b).

On February 13, 2004, we filed a Current Report on Form 8-K under Item 5.  Other Events to communicate to our shareholders a new price for our common stock and the trade date on which this stock price would be effective.  This stock price was established by the Board of Directors at its February 13, 2004 meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CH2M HILL Companies, Ltd.

Date: May 6, 2004	/c/ Samuel H. Iapalucci
Samuel H. Iapalucci
Executive Vice President and Chief Financial Officer