Form 10-Q
period 2004-06-30
CH2M HILL COMPANIES LTD
filed 2004-08-06
CIK 777491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of August 3, 2004, the registrant had 31,416,963 shares of common stock, $0.01 par value per share, issued and outstanding.

CH2M HILL COMPANIES, LTD.

JUNE 30, 2004

Part I - FINANCIAL INFORMATION

Item 1 - Consolidated Condensed Financial Statements

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Balance Sheets

(Unaudited)

(Dollars in thousands)

	June 30, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,485	$30,885
Receivables, net -
Client accounts	320,715	328,323
Unbilled revenue	196,211	154,141
Other	7,390	8,521
Prepaid expenses and other	16,938	17,799
Total current assets	568,739	539,669
PROPERTY, PLANT and EQUIPMENT, net	25,099	25,695
GOODWILL	26,047	26,690
INTANGIBLE ASSETS, net	35,121	39,676
OTHER ASSETS, net	125,237	116,936
TOTAL ASSETS	$780,243	$748,666

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$102,510	$139,000
Billings in excess of revenues	91,732	84,642
Accrued incentive compensation	25,254	35,289
Employee related liabilities	110,207	100,229
Current taxes payable	14,162	8,490
Other current liabilities	104,123	87,748
Total current liabilities	447,988	455,398
OTHER LONG-TERM LIABILITIES	95,109	86,123
LINE OF CREDIT	22,900	—
LONG-TERM DEBT	4,761	6,971
Total liabilities	570,758	548,492

COMMITMENTS AND CONTINGENCIES (See Notes)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,396,900 and 31,023,886 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	314	310
Additional paid-in capital	33,623	40,976
Retained earnings	191,313	175,681
Accumulated other comprehensive loss	(15,765)	(16,793)
Total shareholders’ equity	209,485	200,174
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$780,243	$748,666

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Statements of Income

(Unaudited)

(Dollars in thousands except share and per share data)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
Gross revenue	$665,128	$536,884	$1,282,627	$1,057,709
Operating expenses:
Direct cost of services and overhead	(535,222)	(433,266)	(1,026,412)	(848,093)
General and administrative	(122,768)	(99,925)	(243,902)	(201,700)
Operating income	7,138	3,693	12,313	7,916
Other income (expense):
Equity in earnings of joint ventures and affiliated companies	8,201	6,651	14,592	12,867
Interest income	262	386	344	861
Interest expense	(721)	(168)	(1,061)	(321)
Income before provision for income taxes	14,880	10,562	26,188	21,323
Provision for income taxes	(5,964)	(4,573)	(10,556)	(9,232)
Net income	$8,916	$5,989	$15,632	$12,091

Earnings per common share:
Basic	$0.28	$0.19	$0.49	$0.39
Diluted	$0.28	$0.18	$0.49	$0.38
Weighted-average number of common shares:
Basic	31,797,702	31,473,026	31,716,501	31,068,068
Diluted	32,171,622	32,451,362	32,119,174	32,063,988

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six-Month Period Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$15,632	$12,091
Adjustments to reconcile net income to net cash used in operating activities -
Depreciation and amortization	8,541	6,465
Realized gain on sale of investment	(785)	—
Stock-based compensation for employees and employee benefit plans	11,378	12,047
Allowance for uncollectible accounts	1,572	1,016
Deferred income tax expense	1,056	1,852
Equity in undistributed earnings of unconsolidated affiliates	(2,713)	(5,725)
Change in current assets and liabilities
Receivables and unbilled revenue	(36,216)	(17,254)
Prepaid expenses and other	1,469	(1,525)
Accounts payable	(34,809)	(18,262)
Billings in excess of revenues	6,936	(5,135)
Accrued incentive compensation	(7,788)	(13,795)
Employee related liabilities	9,988	6,234
Other accrued liabilities	14,367	(6,153)
Current taxes payable	7,067	(8,555)
Other	3,848	4,960
Net cash used in operating activities	(457)	(31,739)

Cash flows from investing activities:
Capital expenditures	(2,777)	(2,846)
Investments in affiliates and acquisitions, net	468	694
Net cash used in investing activities	(2,309)	(2,152)

Cash flows from financing activities:
Borrowing on line of credit	269,600	—
Payments on line of credit and long-term debt	(248,251)	(1,939)
Purchases and retirements of stock	(21,314)	(13,864)
Net cash provided by (used in) financing activities	35	(15,803)
Effect of exchange rate changes on cash	(669)	417
Decrease in cash and cash equivalents	(3,400)	(49,277)
Cash and cash equivalents, beginning of period	30,885	106,438
Cash and cash equivalents, end of period	$27,485	$57,161

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

In the opinion of CH2M HILL Companies, Ltd.’s (CH2M HILL) management, the accompanying unaudited consolidated condensed financial statements of the interim periods presented contain all adjustments necessary to present fairly the financial position of CH2M HILL as of June 30, 2004 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be achieved for a full year and cannot be used to indicate financial performance for the entire year. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in CH2M HILL’s Annual Report on Form 10-K for the year ended December 31, 2003.

Shareholders’ Equity

The significant changes in shareholders’ equity as of June 30, 2004 are as follows:

	Shares	Amount

Shareholders’ Equity, December 31, 2003	31,023,886	$200,174
Net income	—	15,632
Shares issued in connection with stock-based compensation and employee benefit plans	2,093,669	13,965
Shares purchased and retired	(1,720,655)	(21,314)
Unrealized gain on marketable equity securities, net of tax	—	1,736
Foreign currency translation adjustment	—	(708)
Shareholders’ Equity, June 30, 2004	31,396,900	$209,485

Supplemental Cash Flow Information

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
Cash paid during the period for:
Interest	$636	$201	$912	$445
Taxes	$4,403	$8,950	$4,065	$14,785

CH2M HILL holds a common stock investment in a Korean company. The company became publicly listed on a Korean stock exchange during the first quarter of 2004 and CH2M HILL reclassified its investment as available for sale with a corresponding adjustment to other comprehensive income.  During the first quarter of 2004, CH2M HILL recorded a $3,038 non-cash increase for its investment in the marketable equity securities and the corresponding unrealized gain in shareholders’ equity of $1,859, net of tax. During the second quarter of 2004, CH2M HILL recorded a $158 mark to market adjustment, resulting in a balance as of June 30, 2004 of $2,880 for the investment and the corresponding unrealized gain in shareholders’ equity of $1,736, net of tax. The investment is included at fair value in other assets on the accompanying consolidated condensed balance sheet.

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

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$8,916	$5,989	$15,632	$12,091
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,721	4,046	6,963	7,709
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5,024)	(4,339)	(7,576)	(8,313)
Pro forma net income	$8,613	$5,696	$15,019	$11,487

Earnings per share:
Basic – as reported	$0.28	$0.19	$0.49	$0.39
Basic – pro forma	$0.27	$0.18	$0.47	$0.37
Diluted – as reported	$0.28	$0.18	$0.49	$0.38
Diluted – pro forma	$0.27	$0.18	$0.47	$0.36

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” which provides guidance on when to consolidate variable interest entities. In December 2003, the FASB revised FIN 46 with FIN 46R. In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. CH2M HILL will adopt the provisions of FIN 46R immediately for entities created after December 31, 2003.  For entities created before December 31, 2003, CH2M HILL will adopt FIN 46R in the first quarter of 2005, as required by FIN 46R.

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

CH2M HILL has an interest in CH2M HILL Canada, Ltd. which may be a variable interest entity.  CH2M HILL’s losses are limited to its investment in the entity of approximately $8,028.

CH2M HILL has a lease with Meridian 26 Trust (Trust), which may also be a variable interest entity.  The Trust is owned by third parties and was formed to fund the construction and own CH2M HILL’s corporate headquarters and another building.  CH2M HILL’s losses are limited to CH2M HILL’s guaranteed residual value of approximately $42,000.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits. “ SFAS No. 132(R) increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. The new disclosure requirements required by SFAS No. 132(R) are effective for CH2M HILL for years ending after June 15, 2004.  CH2M HILL will adopt the new SFAS No. 132(R) disclosure requirements for the year ending December 31, 2004.

(2) SEGMENT INFORMATION

During 2003, management reevaluated how the business was organized and announced a new organizational model that became effective on January 1, 2004.  This model, recognizing and reflective of the distinct needs of CH2M HILL’s clients, is centered on three Client Groups:

•                  Civil Infrastructure (state and local governments)

•                  Federal (U.S. and international governments)

•                  Industrial (private sector clients)

Certain financial information relating to the three- and six-month periods ended June 30, 2004 and 2003 for each segment is provided below.  The financial information for the three- and six-month periods ended June 30, 2003 for each segment has been restated to conform to current period presentation.

Three-Month Period Ended June 30, 2004	Federal		Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$227,848	Q	$216,844	$220,436	$—	$665,128
Inter-segment sales	1,760		3,369	150	(5,279)	—
Equity in earnings of joint ventures and affiliated companies	5,947		2,212	42	—	8,201
Segment profit (loss)	8,793		6,593	3,469	(3,975)	14,880

Three-Month Period Ended June 30, 2003	Federal		Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$216,008		$230,698	$90,178	$—	$536,884
Inter-segment sales	2,175		3,377	123	(5,675)	—
Equity in earnings of joint ventures and affiliated companies	5,087		1,512	52	—	6,651
Segment profit (loss)	5,805		10,310	(3,147)	(2,406)	10,562

Six-Month Period Ended June 30, 2004	Federal		Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$462,981		$419,203	$400,443	$—	$1,282,627
Inter-segment sales	5,340		8,291	983	(14,614)	—
Equity in earnings of joint ventures and affiliated companies	11,268		3,291	33	—	14,592
Segment profit (loss)	17,669		10,627	3,402	(5,510)	26,188

Six-Month Period Ended June 30, 2003	Federal		Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$435,841		$448,930	$172,938	$—	$1,057,709
Inter-segment sales	5,650		8,144	296	(14,090)	—
Equity in earnings of joint ventures and affiliated companies	10,949		1,863	55	—	12,867
Segment profit (loss)	13,443		20,967	(8,470)	(4,617)	21,323

(3) COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains on equity investments and hedge transactions and foreign currency translation gains or losses that have been reflected as a component of shareholders’ equity and have not impacted net income.  The following table summarizes the components of comprehensive income for the three- and six-month periods ended June 30, 2004 and 2003:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
Net income	$8,916	$5,989	$15,632	$12,091
Unrealized gain (loss) on marketable equity securities	(123)	—	1,736	—
Change in foreign currency translation gains (losses)	(957)	895	(708)	454
Comprehensive income	$7,836	$6,884	$16,660	$12,545

Occasionally, CH2M HILL enters into derivative financial transactions to hedge the effects of exchange rate changes on cash exposures from receivables and payables denominated in foreign currencies. CH2M HILL does not enter into derivative transactions for speculative or trading purposes.  Management recognizes derivative transactions on the balance sheet at fair value.  Changes in the derivative’s fair value are offset against other comprehensive income or loss until the hedged item is recognized in earnings.  Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Recognized gains or losses on derivatives entered into to manage foreign exchange risk are included in foreign currency gains and losses in the accompanying consolidated condensed statements of income.

During the three-month period ended June 30, 2004, CH2M HILL entered into a series of foreign currency forward contracts, totaling $5,950. The purpose of the forward contracts is to hedge certain foreign currency receipts and purchases related to the completion of a client project. As of June 30, 2004, CH2M HILL recorded a minimal amount of deferred gains on the forward contracts.

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

A reconciliation of basic and diluted EPS for the three- and six-month periods ended June 30, 2004 and 2003 follows (in thousands, except per share amounts):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
Numerator:
Net Income	$8,916	$5,989	$15,632	$12,091

Denominator:
Basic income per share- weighted-average shares outstanding	31,798	31,473	31,717	31,068
Dilutive effect of common stock equivalents	374	978	402	996
Diluted income per share- adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	32,172	32,451	32,119	32,064

Basic net income per share	$0.28	$0.19	$0.49	$0.39
Diluted net income per share	$0.28	$0.18	$0.49	$0.38

(5) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

CH2M HILL routinely enters into joint ventures to service the needs of its clients.  Such arrangements are customary in the engineering and construction industry and generally are project specific.  CH2M HILL accounts for its investments in affiliated unconsolidated companies using the equity method of accounting. As of June 30, 2004 and December 31, 2003, the investments in unconsolidated affiliates were approximately $59,150 and $53,492, respectively, and are reflected in the accompanying consolidated condensed balance sheets in other assets. CH2M HILL’s proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies on the accompanying consolidated condensed statements of income.

CH2M HILL’s largest joint venture is Kaiser-Hill Company, LLC (Kaiser-Hill), in which we own a 50% interest.  Kaiser-Hill’s revenues are derived from the DOE’s Performance Based Integrating Management Contract for the Rocky Flats Closure Project in Golden, Colorado.  Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure costs.  The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of Kaiser-Hill's performance.

During the three-month period ended June 30, 2004 and 2003, CH2M HILL recognized undistributed earnings from Kaiser-Hill of $1,761 and $2,147, respectively and $3,426 and $4,393 for the six-month period ended June 30, 2004 and 2003, respectively.  Kaiser-Hill’s ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the DOE and can be different from the earnings recognized for accounting purposes.  As the cleanup of the site progresses toward the targeted closure date of 2006, undistributed earnings, and therefore the investment balance, could continue to increase if Kaiser-Hill continues to perform at better than cost and schedule targets.  As of June 30, 2004 and December 31, 2003, the investment in Kaiser-Hill was $35,842 and $32,416, respectively.

Summarized financial information for the three- and six-month periods ended June 30, 2004 and 2003, for CH2M HILL’s unconsolidated affiliates is as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
RESULTS OF OPERATIONS:
Revenues	$192,115	$246,039	$387,493	$473,884
Direct costs	(174,721)	(225,800)	(350,923)	(436,879)
Gross margin	17,394	20,239	36,570	37,005
General and administrative expenses	(3,190)	(5,227)	(8,692)	(9,452)
Operating income	14,204	15,012	27,878	27,553
Other income (expense), net	(534)	(21)	(490)	61
Net Income	$13,670	$14,991	$27,388	$27,614

(6) GOODWILL AND INTANGIBLE ASSETS

Intangible assets with finite lives consist of the following:

	Cost	Accumulated Amortization	Net finite-lived intangible assets
June 30, 2004

Contract-in-place	$27,051	$(16,746)	$10,305
Patents and trademarks	5,219	(1,584)	3,635
Contracted backlog	1,545	(773)	772
Non-compete agreements and other	1,019	(936)	83
Total finite-lived intangible assets	$34,834	$(20,039)	$14,795

December 31, 2003

Contract-in-place	$27,051	$(14,552)	$12,499
Patents and trademarks	5,219	(836)	4,383
Contracted backlog	1,545	—	1,545
Non-compete agreements and other	1,034	(611)	423
Total finite-lived intangible assets	$34,849	$(15,999)	$18,850

The contract-in-place is being amortized on a straight-line basis over the total life of the contract of seven years. The other intangible assets are being amortized over their expected useful lives of one to six years.  The amortization expense reflected in the accompanying consolidated condensed statements of income totaled $2,515 and $1,322 for the three-month period ended June 30, 2004 and 2003, respectively, and $4,540 and $2,644 for the six-month period ended June 30, 2004 and 2003, respectively.

Indefinite-lived intangible assets consist of the following:

	June 30, 2004	December 31, 2003
Goodwill	$26,047	$26,690
Tradename	20,326	20,826
Total indefinite-lived intangible assets	$46,373	$47,516

(7) LINE OF CREDIT

CH2M HILL has an unsecured revolving line of credit with a maximum borrowing capacity of $160,000. During June 2004, CH2M HILL amended its unsecured revolving line of credit and extended the expiration date. The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit. During the second quarter of 2004, CH2M HILL borrowed an average of $26,567 under this credit facility for general corporate purposes. The amount outstanding under the line of credit at June 30, 2004 was $22,900 and there were no amounts outstanding at December 31, 2003.

The credit facility, as amended, expires in July 2008, however, with the lender’s consent, the credit facility can be extended for an additional one year prior to the second anniversary date of July 2005.  At the option of CH2M HILL, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate plus 1.00% to 1.75%, or the lender’s applicable base rate plus margin of 0.0% to 0.25% based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.20% to 0.35% per year on the unused portion of the line of credit is payable based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.

The agreement requires CH2M HILL to, among other things, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreement). As of June 30, 2004, CH2M HILL was in compliance with the covenants required by the agreement.

The agreement also allows CH2M HILL to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At June 30, 2004 and December 31, 2003, there were $22,546 and $40,680 issued and outstanding letters of credit, respectively.

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

Acquisition of Lockwood Greene Engineers, Inc.

On December 12, 2003, we acquired substantially all of the assets and assumed certain liabilities of Lockwood Greene Engineers, Inc. (Lockwood Greene).  Lockwood Greene is an industrial engineering and construction firm focused on national and multi-national clients.  The operations of Lockwood Greene are included in our industrial operating segment.  Due to the timing of the acquisition, the operations of Lockwood Greene had minimal impact on our revenues and pre-tax profits during 2003.

Summary

Revenues and pre-tax profit or loss for the three- and six-month periods ended June 30, 2004 and 2003 by operating segment were as follows:

Three-Month Period Ended June 30,

(in millions)

	Revenues				Pre-Tax Profit
	2004		2003		2004	2003
Federal	$227.9	34.3%	$216.0	40.2%	$8.8	$5.8
Civil Infrastructure	216.8	32.6%	230.7	43.0%	6.6	10.3
Industrial	220.4	33.1%	90.2	16.8%	3.5	(3.1)
Corporate	—	—	—	—	(4.0)	(2.4)
Total	$665.1	100%	$536.9	100%	$14.9	$10.6

Six-Month Period Ended June 30,

(in millions)

	Revenues				Pre-Tax Profit
	2004		2003		2004	2003
Federal	$463.0	36.1%	$435.8	41.2%	$17.7	$13.4
Civil Infrastructure	419.2	32.7%	448.9	42.4%	10.6	21.0
Industrial	400.4	31.2%	173.0	16.4%	3.4	(8.5)
Corporate	—	—	—	—	(5.5)	(4.6)
Total	$1,282.6	100%	$1,057.7	100%	$26.2	$21.3

Results of Operations for the Three- and Six-Month Periods Ended June 30, 2004 Compared to the Same Periods of 2003

Federal

The Federal segment reported increases in revenues for the three- and six-month periods ended June 30, 2004, compared to the same periods in the prior year of $11.9 million and $27.2 million, or 5.5% and 6.2%, respectively. The increase in Federal revenues was primarily a result of a privatization contract for the U.S. government, which was awarded to us in August 2003, to operate its water and wastewater facilities.  Additionally, during the second quarter of 2004, the federal outsourcing and privatization business began work on three reconstruction contracts in Iraq, Qatar and Jordan that were awarded as part of the Transatlantic Program Center Indefinite Delivery Indefinite Quantity Program for the U.S. Department of Defense.  Significant delays in the timing of delivery efforts at the U.S. Department of Energy’s (DOE) Hanford River Protection Project have decreased our revenues in our nuclear business.

The Federal segment reported improvements in pre-tax profit for the three- and six-month periods ended June 30, 2004, compared to the same periods last year of $3.0 million and $4.3 million, or 51.7% and 32.1%, respectively.  While revenues have decreased within our nuclear business group, earnings on certain of our nuclear business projects (primarily with the U.S. DOE) have increased from the comparable periods in the prior year. Additionally, the continued revenue growth discussed above and the approval of change orders in our federal outsourcing and privatization business positively impacted our pre-tax profits.  We also continue to be successful in our administrative cost containment efforts.

Civil Infrastructure

The Civil Infrastructure segment reported decreases in revenues for the three- and six-month periods ended June 30, 2004, compared to the same periods last year of $13.9 million and $29.7 million, or 6.0% and 6.6%, respectively.  The decrease in Civil Infrastructure revenues was primarily attributable to project delays on four of our domestic water and wastewater design-build projects and reductions in scope on certain operations and maintenance projects. Delays in the start of several significant projects resulted in lagging new business compared to last year at this time.  These delays are a result of longer than expected negotiation periods and delays in the funding of certain projects.  These decreases were partially offset by improvements in our international design-build projects, particularly in Asia Pacific, Europe and the Middle East region where we have begun work on the Iraq water reconstruction contract.  We have also experienced revenue growth within the Civil Infrastructure segment related to design-build services with key cruise terminal and highway bridge projects and an increase in transportation projects in Canada.

Our Civil Infrastructure segment reported decreases in pre-tax profits for the three- and six-month periods ended June 30, 2004, compared to the same period last year of $3.7 million and $10.4 million, or 35.9% or 49.5%, respectively.  This decline is attributable to an increase in business development expenses for the pursuit of water and wastewater projects in Iraq and other North America opportunities as well as various other transportation projects.  We also incurred increased administrative support costs on certain operations and maintenance projects and a deterioration of project margins driven by competition for market share. Additionally, our transportation business reported a decline in pre-tax profit compared to last year due primarily to certain projects where we performed additional work or incurred costs that were greater than anticipated under the original scope of the contracts for which we have not yet negotiated additional compensation.

Industrial

The Industrial segment reported significant increases in revenues for the three- and six-month periods ended June 30, 2004 compared to the same periods last year of $130.2 million and $227.4 million, or 144.3% and 131.4%, respectively. The increase in revenues is primarily attributable to the December 2003 acquisition of Lockwood Greene.  Lockwood Greene contributed accretive revenues of $89.5 million and $172.8 million for the three- and six-month periods ended June 30, 2004.  These revenues from Lockwood Greene were primarily generated in projects related to power, pharmaceutical, chemicals and general manufacturing sectors. Lockwood Greene continues to focus on rebounding from the adverse effects of ownership uncertainty and prior lack of access to the surety market.

Additional growth in our Industrial revenues were attributable to the implementation of our strategy to emphasize providing engineering and consulting solutions and services to support the telecommunications sector and selectively pursuing clients’ capital spending dollars which have increased after historical lows for the past three years.  We are also experiencing a more sustained recovery in the communications sector both in the U.S. and in Southeast Asia.  Our industrial design operations have experienced overall growth in revenues as a result of more opportunities and a general increase in business volume in the semiconductor and microelectronics industries.

The Industrial segment reported increases in pre-tax profit for the three- and six-month periods ended June 30, 2004, compared to the same periods last year of $6.6 million and $11.9 million, or 212.4% and 140.0%, respectively. Lower volume in 2004 was more than offset by greater construction profits, driven by the achievement of certain project milestones such as a very successful start up of a power project. The remaining increase in Industrial pre-tax profits is a result of improvements in the industrial design and communications businesses as we continue to increase volume of services sold despite continued pricing pressure in the market.  We also continue to implement cost savings initiatives adopted in response to changing market conditions.

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

The earnings from Kaiser-Hill are reported as equity in earnings of joint ventures and affiliated companies, along with other joint ventures that are individually insignificant.  For the three-month period ended June 30, 2004 and 2003, we reported total equity in earnings of joint ventures and affiliated companies of $8.2 million and $6.7 million, respectively, and for the six-month period ended June 30, 2004 and 2003, we reported $14.6 million and $12.9 million, respectively. The earnings from the Kaiser-Hill joint venture for the three-month periods ended June 30, 2004 and 2003 were $5.3 million and $5.2 million, respectively, and for the six-month periods ended June 30, 2004 and 2003 were $10.4 million in both periods.

During the three-month period ended June 30, 2004 and 2003, we recognized undistributed earnings from Kaiser-Hill of $1.8 million and $2.1 million, respectively, and $3.4 million and $4.4 million for the six-month period ended June 30, 2004 and 2003, respectively.  Kaiser-Hill’s ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the DOE and can be different from the earnings recognized for accounting purposes.  As the cleanup of the site progresses toward the targeted closure date of 2006, undistributed earnings could continue to increase if Kaiser-Hill continues to perform at better than cost and schedule targets.  This could result in an increase in our investment in Kaiser-Hill, which was $35.8 million and $32.4 million as of June 30, 2004 and December 31, 2003, respectively.

Corporate Expenses

Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as legal, treasury, accounting, tax and general business development efforts.  Corporate expenses for the three- and six-month periods ended June 30, 2004 were $4.0 million and $5.5 million, respectively, compared to $2.4 million and $4.6 million for the same periods last year, respectively.  The increase was $1.6 million, or 66.7%, and $0.9 million, or 19.6%, for the three- and six-month periods compared to the same periods last year.  This increase was due primarily to an increase in expenses associated with the implementation efforts to comply with provisions of the Sarbanes-Oxley Act of 2002 offset, in part, by reduced incentive compensation costs.

Income Taxes

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
Income Tax Provision (in millions)	$6.0	$4.6	$10.6	$9.2
Effective Tax Rate	40.1%	43.3%	40.3%	43.3%

The decrease in the effective tax rate for the three- and six-month periods ended June 30, 2004 compared to the same periods in 2003 is primarily due to tax benefits realized under the Extraterritorial Income Exclusion (EIE) rules.  Under the EIE rules, taxpayers may elect to exclude from taxable income certain foreign-related income.  Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, non-realizable foreign losses and disallowed portions of meals and entertainment expenses and other permanent differences.

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

Liquidity and Capital Resources

Our most significant source of cash is historically from operations.  If cash flows from operations are insufficient to cover our working capital needs, we have access to our unsecured revolving line of credit.  At June 30, 2004, our total cash and credit capacity available for general corporate purposes, acquisitions and letters of credit is as follows (in millions):

Cash on hand		$27.5
Line of credit capacity	160.0
Outstanding borrowing on line of credit	(22.9)
Issued letters of credit	(22.6)
Net credit capacity available		114.5
Total excess capacity		$142.0

Over the last several years, we have not used our credit facility except to support the issuance of letters of credit.  During the six-month period ended June 30, 2004, we borrowed an average of $26.6 million under our credit facility for general corporate purposes. In late December 2003, we borrowed $47.0 million under our credit facility to ensure sufficient liquidity to close our Lockwood Greene acquisition. This borrowing was repaid within approximately 20 days from cash on hand and cash flows from operations. It is likely, but uncertain, that we will continue to utilize our credit facility periodically during the remainder of 2004 depending on the timing of cash receipts and disbursements. Since our cash inflows and outflows are primarily a function of our operations, we cannot predict with any certainty the timing of such cash receipts and disbursements. The amount outstanding under our line of credit at June 30, 2004 was $22.9 million compared to no amounts outstanding last year.

Based upon our cash flow from operations and our credit capacity discussed above, we believe that we have access to adequate financial resources to fund our contractual obligations and fund our operations in the remainder of 2004 and beyond, including working capital requirements, capital expenditures and potential future acquisitions or strategic investments.

We used $21.3 million in existing cash to purchase stock presented on our internal market compared to $13.9 million in existing cash used to purchase stock presented on our internal market last year.

Our unsecured revolving line of credit has a maximum borrowing capacity of $160.0 million. During June 2004, we amended our unsecured revolving line of credit and extended the expiration date. The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit.  The credit facility, as amended, expires in July 2008, however, with the lender’s consent, the credit facility can be extended for an additional year prior to the second anniversary date of July 2005.  At our option, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate plus 1.00% to 1.75%, or the lender’s applicable base rate plus margin of 0.0% to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.20% to 0.35% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.

The agreement requires us to, among other things, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreement). As of June 30, 2004 we were in compliance with the covenants required by the agreement.

The agreement also allows us to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At June 30, 2004 there were $22.6 million issued and outstanding letters of credit.

Off-Balance Sheet Arrangements

During 2001, CH2M HILL and Meridian 26 Trust (Trust) entered into an agreement whereby the Trust acquired land in Englewood, Colorado for the purpose of constructing and owning our new corporate headquarters and another building. The construction of these two buildings was completed in October 2002. The Trust was formed to fund the construction, own the land and the two buildings and subsequently lease the facilities to us. The Trust was funded by equity and debt investments from independent third parties. The lease agreement was effective upon completion of construction. The lease agreement calls for monthly lease payments of approximately $0.4 million through March 3, 2013 and requires that we guarantee a residual value of the facilities for approximately $42.0 million. Upon completion of the lease term, subject to certain limitations, we have the option to purchase the facilities from the Trust at fair market value.

We are party to another building lease agreement that calls for monthly lease payments at a variable interest rate, estimated to be approximately $0.1 million per month, based on current interest rates.  The lease agreement requires that we guarantee a residual value of the additional building of approximately $17.6 million.  Upon completion of the lease term, subject to certain limitations, we have the option to purchase the building from the lessor at fair market value.  The lease matures on September 28, 2008 and provides for five one year renewal options.

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

Revenue Recognition

We earn our revenues from different types of services under a variety of different types of contracts, including cost-plus, firm fixed-price and time-and-materials. To recognize revenue, we evaluate each contractual arrangement to determine the appropriate authoritative literature to apply. We recognize revenue and profit for most of our contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts.  In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, or achievement of contract performance standards.

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

We must assess the likelihood that we will be able to recover our deferred tax assets.  If recovery is not likely, we record a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable.

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

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” which provides guidance on when to consolidate variable interest entities. In December 2003, the FASB revised FIN 46 with FIN 46R. In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities.  We will adopt the provisions of FIN 46R immediately for entities created after December 31, 2003. For entities created before December 31, 2003, we will adopt FIN 46R in the first quarter of 2005, as required by FIN 46R.

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

We have an interest in CH2M HILL Canada, Ltd. which may be a variable interest entity.  Our losses are limited to our investment in the entity of approximately $8.0 million.

We have a lease with the Trust, which may also be a variable interest entity.  The Trust is owned by third parties and was formed to fund the construction and own our corporate headquarters and another building. Our losses are limited to our guaranteed residual value of approximately $42.0 million.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132(R) increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. The new disclosure requirements required by SFAS No. 132(R) are effective for us for years ending after June 15, 2004.  We will adopt the new SFAS No. 132(R) disclosure requirements for the year ending December 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and foreign exchange rates. This risk is monitored to limit the effect of interest rate and foreign exchange rate fluctuations on earnings and cash flows. Our interest rate exposure is generally limited to our unsecured revolving credit agreement and to our notes payable to former shareholders. Historically, we have used short-term variable rate borrowings under the revolving credit agreement on a limited basis. During the first quarter of 2004, we borrowed an average of $26.6 million under our revolving credit agreement and our amount outstanding under the line of credit was $22.9 million at June 30, 2004.

The interest rate on the notes payable to former shareholders is variable and fluctuates annually based on the U.S. Federal Reserve Discount Rate. These notes have varying maturities through 2009. We also have two notes payable related to an acquisition in 2002, which have fixed interest rates of 9.4% and 5.0% and maturity dates in 2010 and 2005, respectively. Collectively, the amounts outstanding under these notes are $7.3 million as of June 30, 2004.

We are also exposed to interest rate risk related to lease payments on a building, as our monthly lease payment is based on a variable interest rate.  We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our financial position or results of operations.

We are exposed to foreign exchange risks in the normal course of our international business operations.  Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term and we do not consider the foreign exchange risk to be significant. Accordingly, we do not hedge the foreign exchange risks related to these net investments. However, we may engage in forward foreign exchange contracts on a limited basis to reduce our economic exposure to changes in exchange rates.  Generally, any forward contracts are entered into to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. During the three-month period ended June 30, 2004, we entered into a series of foreign currency contracts, totaling $6.0 million. The purpose of the forward contracts is to hedge certain foreign currency receipts and purchases related to the completion of a client project. As of June 30, 2004, we recorded a minimal amount of deferred gains on the forward contracts.

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

There have been no changes in our internal control over financial reporting during the six-month period ended June 30, 2004 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Changes in Securities

The following table covers the purchases of our securities by CH2M HILL during the period covered by this report.

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April (a)	5,871	$12.07	—	—
May (a)	7,753	$12.10	—	—
June (b)	595,340	$12.11	—	—
Total	608,964	$12.11	—	—

(a)          Shares repurchased pursuant to a surrender by shareholders of previously owned shares in payment of the option exercise price

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

31.1         Written Statement of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Written Statement of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2         Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)                   Reports on Form 8-K

On May 6, 2004, we filed a Current Report on Form 8-K under Item 5.  Other Events to communicate to our shareholders a new price for our common stock and the trade date on which this stock price would be effective.  This stock price was established by the Board of Directors at its May 6, 2004 meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CH2M HILL Companies, Ltd.

Date: August 6, 2004	/c/ Samuel H. Iapalucci
Samuel H. Iapalucci
Executive Vice President and Chief Financial Officer