Form 10-Q
period 2004-09-30
CH2M HILL COMPANIES LTD
filed 2004-11-05
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 1, 2004, the registrant had 31,101,572 shares of common stock, $0.01 par value per share, issued and outstanding.

CH2M HILL COMPANIES, LTD.

SEPTEMBER 30, 2004

Part I - FINANCIAL INFORMATION

Item 1 - Consolidated Condensed Financial Statements

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Balance Sheets

(Unaudited)

(Dollars in thousands)

	September 30, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,548	$30,885
Receivables, net -
Client accounts	340,677	328,323
Unbilled revenue	187,107	154,141
Other	8,776	8,521
Prepaid expenses and other	15,272	17,799
Total current assets	580,380	539,669
PROPERTY, PLANT and EQUIPMENT, net	25,366	25,695
GOODWILL	31,025	26,690
INTANGIBLE ASSETS, net	33,544	39,676
OTHER ASSETS, net	128,901	116,936
TOTAL ASSETS	$799,216	$748,666

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$94,939	$146,383
Billings in excess of revenues	90,776	84,642
Employee related liabilities	108,237	100,229
Accrued subcontractors costs	69,135	35,980
Current taxes payable	14,111	8,490
Other current liabilities	96,428	79,674
Total current liabilities	473,626	455,398
OTHER LONG-TERM LIABILITIES	97,419	86,123
LINE OF CREDIT	2,500	—
LONG-TERM DEBT	4,386	6,971
Total liabilities	577,931	548,492

COMMITMENTS AND CONTINGENCIES (See Notes)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,087,156 and 31,023,886 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	311	310
Additional paid-in capital	34,394	40,976
Retained earnings	202,197	175,681
Accumulated other comprehensive loss	(15,617)	(16,793)
Total shareholders’ equity	221,285	200,174
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$799,216	$748,666

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Statements of Income

(Unaudited)

(Dollars in thousands except share and per share data)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Gross revenue	$733,881	$516,773	$2,016,508	$1,574,482
Operating expenses:
Direct cost of services and overhead	(596,578)	(410,965)	(1,622,990)	(1,259,058)
General and administrative	(129,773)	(103,046)	(374,460)	(304,746)
Operating income	7,530	2,762	19,058	10,678
Other income (expense):
Equity in earnings of joint ventures and affiliated companies	7,745	6,576	22,337	19,443
Interest income and gains on equity investments	1,213	403	2,342	1,264
Interest expense	(505)	(161)	(1,566)	(482)
Income before provision for income taxes	15,983	9,580	42,171	30,903
Provision for income taxes	(5,099)	(3,780)	(15,655)	(13,012)
Net income	$10,884	$5,800	$26,516	$17,891

Earnings per common share:
Basic	$0.35	$0.19	$0.84	$0.57
Diluted	$0.34	$0.18	$0.83	$0.56
Weighted-average number of common shares:
Basic	31,323,644	31,314,258	31,584,593	31,151,033
Diluted	31,774,043	32,223,432	32,002,881	32,115,600

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine-Month Period Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$26,516	$17,891
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Depreciation and amortization	11,599	8,113
Stock-based employee compensation expense	21,525	17,966
Allowance for uncollectible accounts	1,875	2,012
Deferred income tax expense	1,565	2,608
Equity in undistributed earnings of unconsolidated affiliates	(9,421)	(9,427)
Change in current assets and liabilities:
Receivables and unbilled revenue	(49,480)	(26,648)
Prepaid expenses and other	3,740	(1,314)
Accounts payable	(50,413)	(4,792)
Billings in excess of revenues	5,985	(2,792)
Employee related liabilities	8,818	15,517
Other accrued liabilities	48,555	(16,440)
Current taxes payable	7,251	(12,568)
Other	2,984	(4,398)
Net cash provided by (used in) operating activities	31,099	(14,272)

Cash flows from investing activities:
Capital expenditures	(4,731)	(3,547)
Investments in affiliates and acquisitions, net	213	(3,002)
Net cash used in investing activities	(4,518)	(6,549)

Cash flows from financing activities:
Borrowing on line of credit	418,100	—
Payments on line of credit and long-term debt	(417,625)	(2,444)
Purchases of stock	(28,662)	(21,114)
Net cash used in financing activities	(28,187)	(23,558)
Effect of exchange rate changes on cash	(731)	(114)
Decrease in cash and cash equivalents	(2,337)	(44,493)
Cash and cash equivalents, beginning of period	30,885	106,438
Cash and cash equivalents, end of period	$28,548	$61,945

Supplemental disclosures:
Cash paid for income taxes	$8,430	$20,157
Cash paid for interest	$773	$641

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

In the opinion of CH2M HILL Companies, Ltd.’s (CH2M HILL) management, the accompanying unaudited consolidated condensed financial statements of the interim periods presented contain all adjustments necessary to present fairly the financial position of CH2M HILL as of September 30, 2004 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be achieved for a full year and cannot be used to indicate financial performance for the entire year. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in CH2M HILL’s Annual Report on Form 10-K for the year ended December 31, 2003.

Shareholders’ Equity

Changes in shareholders’ equity during the nine-month period ended September 30, 2004 are as follows:

	Shares	Amount

Shareholders’ Equity, December 31, 2003	31,023,886	$200,174
Net income	—	26,516
Shares issued in connection with stock-based compensation and employee benefit plans	2,328,215	22,081
Shares purchased and retired	(2,264,945)	(28,662)
Unrealized gains (losses) on equity investments and hedge transactions, net of tax	—	1,025
Foreign currency translation adjustment	—	151
Shareholders’ Equity, September 30, 2004	31,087,156	$221,285

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

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$10,884	$5,800	$26,516	$17,891
Add: Stock-based employee compensation expense included in reported net income, net of tax	6,211	3,286	13,174	10,995
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(6,498)	(3,580)	(14,074)	(11,894)
Pro forma net income	$10,597	$5,506	$25,616	$16,992

Earnings per share:
Basic – as reported	$0.35	$0.19	$0.84	$0.57
Basic – pro forma	$0.34	$0.18	$0.81	$0.55
Diluted – as reported	$0.34	$0.18	$0.83	$0.56
Diluted – pro forma	$0.33	$0.17	$0.80	$0.53

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” which provides guidance on when to consolidate variable interest entities (VIEs). In December 2003, the FASB revised FIN 46 with FIN 46R. In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain VIEs. CH2M HILL adopted the provisions of FIN 46R immediately for entities created after December 31, 2003.  For entities created before December 31, 2003, CH2M HILL will adopt FIN 46R in the first quarter of 2005, as required.

CH2M HILL has interests in multiple joint ventures that are considered VIEs under FIN 46R.  These entities facilitate the completion of service contracts that are jointly owned with CH2M HILL’s joint venture partners. These joint ventures are formed to leverage the skills of the respective partners, and include consulting, construction, design, project management and operations and maintenance contracts.  In accordance with FIN 46R, management has identified several joint ventures that are considered VIEs.  CH2M HILL also has an interest in the Meridian 26 Trust (Trust), which has also been identified as a VIE.  CH2M HILL has classified entities identified as VIEs into two groups, the first of which includes those entities that CH2M HILL will be required to consolidate under the guidance of FIN46R in the first quarter of 2005, subject to further evaluation, and the second group which includes those entities which CH2M HILL will not be required to consolidate.  At September 30, 2004, the assets and liabilities, including minority interest balances, of the identified VIEs that may be consolidated are $88,295 and $80,435, respectively, of which CH2M HILL currently consolidates $8,100 and $3,929, respectively.  At September 30, 2004, the assets and liabilities of the identified VIEs that will not be consolidated are $21,215 and $17,823, respectively.

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

(2) SEGMENT INFORMATION

During 2003, management reevaluated how the business was organized and announced a new organizational model that became effective on January 1, 2004.  This model, recognizing and reflective of the distinct needs of CH2M HILL’s clients, is centered on three operating segments:

•                  Federal (U.S. and international governments)

•                  Civil Infrastructure (state and local governments)

•                  Industrial (private sector clients)

Certain financial information relating to the three- and nine-month periods ended September 30, 2004 and 2003 for each segment is provided below.  The financial information for the three- and nine-month periods ended September 30, 2003 for each segment has been restated to conform to current period presentation.

Three-Month Period Ended September 30, 2004	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$293,156	$211,109	$229,616	$—	$733,881
Inter-segment sales	1,743	4,197	2,599	(8,539)	—
Equity in earnings of joint ventures and affiliated companies	6,326	1,350	69	—	7,745
Segment profit (loss)	9,085	9,893	1,228	(4,223)	15,983

Three-Month Period Ended September 30, 2003	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$199,243	$232,358	$85,172	$—	$516,773
Inter-segment sales	8,549	12,323	448	(21,320)	—
Equity in earnings of joint ventures and affiliated companies	5,384	1,154	38	—	6,576
Segment profit (loss)	8,016	7,925	(3,783)	(2,578)	9,580

Nine-Month Period Ended September 30, 2004	Federal	Civil Infrastructure	Industrial	Other		Financial Statement Balances
Revenues from external customers	$756,137	$630,312	$630,059	$—		$2,016,508
Inter-segment sales	7,083	12,488	3,582	(23,153)		—
Equity in earnings of joint ventures and affiliated companies	17,594	4,641	102	—		22,337
Segment profit (loss)	26,754	20,520	4,630	(9,733	)0	42,171

Nine-Month Period Ended September 30, 2003	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$635,084	$681,288	$258,110	$—	$1,574,482
Inter-segment sales	12,442	17,934	652	(31,028)	—
Equity in earnings of joint ventures and affiliated companies	16,333	3,017	93	—	19,443
Segment profit (loss)	21,459	28,892	(12,253)	(7,195)	30,903

(3) COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains and losses on equity investments and hedge transactions and foreign currency translation gains or losses that have been reflected as a component of shareholders’ equity and have not impacted net income.  The following table summarizes the components of comprehensive income for the three- and nine-month periods ended September 30, 2004 and 2003:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Net income	$10,884	$5,800	$26,516	$17,891
Change in unrealized gains on equity investments and hedge transactions, net of tax	(711)	—	1,025	—
Change in foreign currency translation gains (losses)	859	(409)	151	45
Comprehensive income	$11,032	$5,391	$27,692	$17,936

CH2M HILL holds a common stock investment in a Korean company which became publicly listed on a Korean stock exchange during the first quarter of 2004.  This investment is classified as available for sale with any unrealized gains or losses included in shareholders’ equity as a component of other comprehensive income.  At September 30, 2004, the fair value of the investment was $2,366 and the corresponding unrealized gain in comprehensive income was $1,082, net of tax.  Through September 30, 2004, CH2M HILL received proceeds of $1,937 on various sales of this investment and recognized gains of $743 and $1,528 during the three- and nine-month periods ended September 30, 2004.

Occasionally, CH2M HILL enters into derivative financial transactions to hedge the effects of exchange rate changes on cash exposures from receivables and payables denominated in foreign currencies. CH2M HILL does not enter into derivative transactions for speculative or trading purposes.  Management recognizes derivative transactions on the accompanying consolidated condensed balance sheets at fair value.  Changes in the derivative’s fair value are recognized in other comprehensive income or loss until the hedged item is recognized in earnings.  Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Recognized gains or losses on derivatives entered into to manage foreign exchange risk are included in the accompanying consolidated condensed statements of income and were minimal for the three- and nine-month periods ended September 30, 2004.

(4) EARNINGS PER SHARE

Basic earnings per share (EPS) excludes the dilutive effect of potential common stock and is computed by dividing net income by the weighted-average number of shares outstanding during the period.  Diluted EPS includes the dilutive effect of potential common stock, which consist of stock options, and is computed using the weighted-average number of shares and potential common stock outstanding during the period.

A reconciliation of basic and diluted EPS for the three- and nine-month periods ended September 30, 2004 and 2003 follows (in thousands, except per share amounts):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Numerator:
Net Income	$10,884	$5,800	$26,516	$17,891

Denominator:
Basic income per share- weighted-average shares outstanding	31,324	31,314	31,585	31,151
Dilutive effect of potential common stock	450	909	418	965
Diluted income per share- weighted-average shares outstanding, assuming conversion of potential common stock	31,774	32,223	32,003	32,116

Basic net income per share	$0.35	$0.19	$0.84	$0.57
Diluted net income per share	$0.34	$0.18	$0.83	$0.56

(5) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

CH2M HILL routinely enters into joint ventures to service the needs of its clients.  Such arrangements are customary in the engineering and construction industry and generally are project specific.  CH2M HILL accounts for its investments in affiliated unconsolidated companies using the equity method of accounting. As of September 30, 2004 and December 31, 2003, the investments in unconsolidated affiliates were approximately $62,998 and $53,492, respectively, and are reflected in the accompanying consolidated condensed balance sheets in other assets. CH2M HILL’s proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies on the accompanying consolidated condensed statements of income.

CH2M HILL’s largest joint venture is Kaiser-Hill Company, LLC (Kaiser-Hill), in which CH2M HILL owns a 50% interest.  Kaiser-Hill’s revenues are derived from the U.S. Department of Energy’s (DOE) Performance Based Integrating Management Contract for the Rocky Flats Closure Project in Golden, Colorado.  Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure costs.  The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of Kaiser-Hill’s performance.

During the three-month period ended September 30, 2004 and 2003, CH2M HILL recognized undistributed earnings from Kaiser-Hill of $5,110 and $5,032, respectively and $8,536 and $9,425 for the nine-month period ended September 30, 2004 and 2003, respectively.  Kaiser-Hill’s ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the DOE and can be different from the earnings recognized for accounting purposes.  As the cleanup of the site progresses toward the targeted closure date of 2006, undistributed earnings, and therefore the investment balance, could continue to increase if Kaiser-Hill continues to perform at better than cost and schedule targets.  As of September 30, 2004 and December 31, 2003, the investment in Kaiser-Hill was $41,010 and $32,416, respectively.

Summarized financial information for the three- and nine-month periods ended September 30, 2004 and 2003, for CH2M HILL’s unconsolidated affiliates is as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2004	2003	2004	2003
RESULTS OF OPERATIONS:
Revenues	$243,910	$240,224	$631,403	$714,108
Direct costs	(221,905)	(217,709)	(572,828)	(654,588)
Gross margin	22,005	22,515	58,575	59,520
General and administrative expenses	(6,613)	(7,733)	(15,305)	(17,185)
Operating income	15,392	14,782	43,270	42,335
Other income (expense), net	(140)	77	(630)	138
Net Income	$15,252	$14,859	$42,640	$42,473

(6) GOODWILL AND INTANGIBLE ASSETS

Intangible assets with finite lives consist of the following:

	Cost	Accumulated Amortization	Net Finite-Lived Intangible Assets
September 30, 2004

Contract-in-place	$27,051	$(17,921)	$9,130
Patents and trademarks	5,219	(1,965)	3,254
Contracted backlog	1,956	(1,159)	797
Non-compete agreements and other	1,010	(973)	37
Total finite-lived intangible assets	$35,236	$(22,018)	$13,218

December 31, 2003

Contract-in-place	$27,051	$(14,552)	$12,499
Patents and trademarks	5,219	(836)	4,383
Contracted backlog	1,545	—	1,545
Non-compete agreements and other	1,034	(611)	423
Total finite-lived intangible assets	$34,849	$(15,999)	$18,850

The contract-in-place is being amortized on a straight-line basis over the total life of the contract of seven years. The other intangible assets are being amortized over their expected useful lives of one to six years.  The amortization expense reflected in the accompanying consolidated condensed statements of income totaled $1,988 and $1,322 for the three-month periods ended September 30, 2004 and 2003, respectively, and $6,528 and $3,966 for the nine-month periods ended September 30, 2004 and 2003, respectively.

Indefinite-lived intangible assets consist of the following:

	September 30, 2004	December 31, 2003
Goodwill	$31,025	$26,690
Tradename	20,326	20,826
Total indefinite-lived intangible assets	$51,351	$47,516

The initial purchase price and fair value estimates recorded upon the December 12, 2003 acquisition of Lockwood Greene Engineers, Inc., were adjusted during the second and third quarters of 2004 to reflect changes in working capital pursuant to the provisions of the terms and conditions of the purchase agreement and continue to be subject to change as the review and valuation procedures are completed.

(7) LINE OF CREDIT

During December 2003, CH2M HILL amended its unsecured revolving line of credit to increase the maximum borrowing capacity from $125,000 to $160,000. During June 2004, CH2M HILL amended its unsecured revolving line of credit and extended the expiration date. The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit. During the third quarter of 2004, CH2M HILL borrowed an average of $16,465 under this credit facility for general corporate purposes. The amount outstanding under the line of credit at September 30, 2004 was $2,500 and there were no amounts outstanding at December 31, 2003.

The credit facility, as amended, expires in July 2008, however, with the lender’s consent, the credit facility can be extended for an additional one year prior to July 2005.  At the option of CH2M HILL, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate plus 1.00% to 1.75%, or the lender’s applicable base rate plus margin of 0.0% to 0.25% based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.20% to 0.35% per year on the unused portion of the line of credit is payable based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.

The agreement requires CH2M HILL to, among other things, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreement). As of September 30, 2004, CH2M HILL was in compliance with the covenants required by the agreement.

The agreement also allows CH2M HILL to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At September 30, 2004 and December 31, 2003, there were $21,941 and $40,680 issued and outstanding letters of credit, respectively.

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

CH2M HILL has a lease with the Trust.  The Trust is owned by third parties and was formed to fund the construction and own CH2M HILL’s corporate headquarters and another building.  In association with CH2M HILL’s lease with the Trust, CH2M HILL provides a residual value guarantee of the building of $42,000.

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

Newly Aligned Operating Segments

During 2003, we reevaluated how our business was organized and announced a new organizational model that became effective on January 1, 2004.  This model, recognizing and reflective of the distinct needs of our clients, is centered on three operating segments:

•                  Federal (U.S. and international governments)

•                  Civil Infrastructure (state and local governments)

•                  Industrial (private sector clients)

This change was brought about by discussions among senior management and our Board of Directors, who recognized that our path to success was critically dependent on understanding and meeting the differing needs and requirements of our clients.  The new structure is intended to provide for better decision making on an enterprise-wide basis.

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

Summary

Revenues and pre-tax profit or loss for the three- and nine-month periods ended September 30, 2004 and 2003 by operating segment were as follows:

Three-Month Period Ended September 30,

(in millions)

	Revenues				Pre-Tax Profit (Loss)
	2004		2003		2004	2003
Federal	$293.2	40.0%	$199.2	38.5%	$9.1	$8.0
Civil Infrastructure	211.1	28.8%	232.4	45.0%	9.9	7.9
Industrial	229.6	31.2%	85.2	16.5%	1.2	(3.8)
Corporate	—	—	—	—	(4.2)	(2.5)
Total	$733.9	100.0%	$516.8	100.0%	$16.0	$9.6

Nine-Month Period Ended September 30,

(in millions)

	Revenues				Pre-Tax Profit (Loss)
	2004		2003		2004	2003
Federal	$756.1	37.5%	$635.1	40.3%	$26.8	$21.5
Civil Infrastructure	630.3	31.3%	681.3	43.3%	20.5	28.9
Industrial	630.1	31.2%	258.1	16.4%	4.6	(12.3)
Corporate	—	—	—	—	(9.7)	(7.2)
Total	$2,016.5	100.0%	$1,574.5	100.0%	$42.2	$30.9

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2004 Compared to the Same Periods of 2003

Federal

Revenues increased for the three- and nine-month periods ended September 30, 2004, compared to the same periods in the prior year by $94.0 million and $121.0 million, or 47.2% and 19.1%, respectively. The increase was a result of our federal outsourcing and privatization business beginning work on three reconstruction contracts in Iraq, Qatar and Jordan that were awarded by the U.S. Department of Defense.  Our environmental services business reported increased volume from U.S. Federal Government contracts including increased work on the Johnson Atoll in the Pacific under the ENRAC contract, Superfund work for the U.S. Environmental Protection Agency and continued expansion of our regulatory work and construction work for the U.S. Air Force. These increases were offset by decreased revenues in our nuclear business as we continued to experience significant delays in the timing of delivery efforts at the U.S. Department of Energy’s (DOE) Hanford River Protection Project and certain other DOE projects.  However, despite this decline in revenue, our nuclear business continues to drive a significant portion of our total consolidated revenues, particularly through our major contracts at Rocky Flats and Hanford.

Pre-tax profit continued to increase for the three- and nine-month periods ended September 30, 2004, compared to the same periods last year by $1.1 million and $5.3 million, or 13.8% and 24.7%, respectively.  While revenues have decreased within our nuclear business, as discussed above, our earnings on certain nuclear projects (primarily with the DOE) have increased from the same periods last year offset, in part, by extensive business development costs for two major DOE project proposals. The revenue growth discussed above and the approval of additional project scope in our federal outsourcing and privatization business also positively impacted our pre-tax profits.  Additionally, we continue to be successful in our administrative cost containment efforts.

Civil Infrastructure

Revenues decreased for the three- and nine-month periods ended September 30, 2004, compared to the same periods last year by $21.3 million and $51.0 million, or 9.2% and 7.5%, respectively. The decrease was primarily attributable to project and pursuit delays in our water and wastewater business. These delays resulted in lower volume of new business compared to last year at this time for our domestic consulting and design-build businesses.  These delays are a result of longer than expected finalization of contract terms and delays in the funding of several projects. This decline in revenue was partially offset by improvements in our international consulting and design-build businesses, particularly Asia Pacific and the Middle East, where we recently won an Iraq water reconstruction contract. The international market remains strong and we believe we are well positioned for future large design-build projects.  These opportunities and their timing are driven by strong population and economic growth in certain regions, aging infrastructure, capacity shortfalls and regulatory requirements.  Offsetting the decline in revenue in our water and wastewater business was continued growth from successful pursuits in design-build services with key cruise terminal and highway bridge projects, an increase in transportation consulting and an increase in transportation projects in Canada.

Pre-tax profit increased by $2.0 million, or 25.3%, for the three-month period ended September 30, 2004 and decreased by $8.4 million, or 29.1%, for the nine-month period ended September 30, 2004, compared to the same periods last year. The increase for the three-month period ended September 30, 2004 was largely due to our transportation business’s performance of work that was greater than anticipated under the original scope of the contracts. Also contributing to the increase in pre-tax profit were significant cost containment efforts. Additionally, our operations and maintenance business showed improvement in pre-tax profit due to the decision to exit two projects with negative margins in 2004.

The decline in pre-tax profit for the nine-month period ended September 30, 2004 is primarily attributable to increased costs on certain operations and maintenance projects and a deterioration of project margins driven by competition for market share. Additionally, our transportation business incurred costs on certain projects that were greater than anticipated due to project delivery issues. We have also incurred increased business development expenditures in our transportation business.

Industrial

Revenues increased significantly for the three- and nine-month periods ended September 30, 2004 compared to the same periods last year by $144.4 million and $372.0 million, or 169.5% and 144.1%, respectively. The increase is primarily due to the December 2003 acquisition of Lockwood Greene.  Lockwood Greene contributed revenues of $83.1 million and $255.9 million for the three- and nine-month periods ended September 30, 2004.  These revenues from Lockwood Greene were primarily generated in projects related to power, pharmaceutical, chemicals and general manufacturing sectors.

Additional growth was attributable to the implementation of our strategy to provide engineering and consulting solutions to support the telecommunications sector, and to pursue clients’ capital spending dollars which have increased after historical lows for the past three years.  We are also experiencing a slight but more sustained recovery in the communications sector both in the U.S. and in Southeast Asia.  Our industrial design operations have experienced some growth in revenues as a result of more opportunities in the semiconductor and microelectronics industries.  We continue to experience growth in our energy and industrial systems business primarily resulting from an increase in spending and the volume of awards being generated from federal government clients.  However, recoveries have not been as strong or as enduring as had been initially predicted.  Overall, the outlook for our Industrial segment is uncertain because of the continued fluctuations in the industrial client sector.

Pre-tax profit continued to increase for the three- and nine-month periods ended September 30, 2004, compared to the same periods last year by $5.0 million and $16.9 million, or 131.6% and 137.4%, respectively. The increase is directly related to the increase in revenue, discussed above, as well as our successful efforts to implement indirect cost savings initiatives.

In October 2004, we acquired the assets of MicroSource, Inc. (MicroSource) for a purchase price of $4.5 million plus potential additional contingent consideration.  MicroSource provides network managed services focused on data networks for private sector and local government enterprises. We believe that this acquisition will provide a platform for our telecommunications business to obtain long-term network operations and maintenance contracts from private sector and local government enterprise clients.

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

The earnings from Kaiser-Hill are reported as equity in earnings of joint ventures and affiliated companies, along with other joint ventures that are individually insignificant.  For the three-month period ended September 30, 2004 and 2003, we reported total equity in earnings of joint ventures and affiliated companies of $7.7 million and $6.6 million, respectively, and for the nine-month period ended September 30, 2004 and 2003, we reported $22.3 million and $19.4 million, respectively. The earnings from the Kaiser-Hill joint venture for the three-month periods ended September 30, 2004 and 2003 were $5.1 million and $5.0 million, respectively, and for the nine-month periods ended September 30, 2004 and 2003 were $15.5 million and $15.4 million, respectively.

During the three-month period ended September 30, 2004 and 2003, we recognized undistributed earnings from Kaiser-Hill of $5.1 million and $5.0 million, respectively, and $8.5 million and $9.4 million for the nine-month period ended September 30, 2004 and 2003, respectively.  Kaiser-Hill’s ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the DOE and can be different from the earnings recognized for accounting purposes.  As the cleanup of the site progresses toward the targeted closure date of 2006, undistributed earnings could continue to increase if Kaiser-Hill continues to perform at better than cost and schedule targets.  This could result in an increase in our investment in Kaiser-Hill, which was $41.0 million and $32.4 million as of September 30, 2004 and December 31, 2003, respectively.

Corporate Expenses

Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as legal, treasury, accounting, tax and general business development efforts.  Corporate expenses increased for the three- and nine-month periods ended September 30, 2004 compared to the same periods last year by $1.7 million and $2.5 million, or 68.0% and 34.7%, respectively. This increase was due primarily to an increase in expenses associated with our implementation efforts to comply with provisions of the Sarbanes-Oxley Act of 2002 and increased deferred compensation program expenses offset, in part, by reduced incentive compensation costs.

Income Taxes

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Income Tax Provision (in millions)	$5.1	$3.8	$15.7	$13.0
Effective Tax Rate	31.9%	39.5%	37.1%	42.1%

The decrease in the effective tax rate for the three- and nine-month periods ended September 30, 2004 compared to the same periods in 2003 is primarily due to an increase in tax benefits realized under the Extraterritorial Income Exclusion rules, an increase in the utilization of the companies foreign tax credits for U.S. income tax purposes and the realization of previously deferred foreign losses.  Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, non-deductible foreign net operating losses and disallowed portions of meals and entertainment expenses.

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

Liquidity and Capital Resources

Our most significant source of cash is historically from operations.  If cash flows from operations are insufficient to cover our working capital needs, we have access to our unsecured revolving line of credit.  At September 30, 2004, our total cash and credit capacity available for general corporate purposes, acquisitions and letters of credit is as follows (in millions):

Cash on hand		$28.5
Line of credit capacity	160.0
Outstanding borrowing on line of credit	(2.5)
Issued letters of credit	(21.9)
Net credit capacity available		135.6
Total capacity		$164.1

During the nine-month period ended September 30, 2004, we borrowed an average of $16.5 million under our credit facility for general corporate purposes. In late December 2003, we borrowed $47.0 million under our credit facility to ensure sufficient liquidity to close our Lockwood Greene acquisition. This borrowing was repaid within approximately 20 days from cash flows from operations. It is likely, but uncertain, that we will continue to utilize our credit facility periodically during the remainder of 2004 depending on the timing of cash receipts and disbursements.  The amount outstanding under our line of credit at September 30, 2004 was $2.5 million compared to no amounts outstanding last year.

During December 2003, we amended our unsecured revolving line of credit to increase the maximum borrowing capacity from $125.0 million to $160.0 million. During June 2004, we amended our unsecured revolving line of credit and extended the expiration date. The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit.  The credit facility, as amended, expires in July 2008, however, with the lender’s consent, the credit facility can be extended for an additional year prior to July 2005.  At our option, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate plus 1.00% to 1.75%, or the lender’s applicable base rate plus margin of 0.0% to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.20% to 0.35% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.

The agreement requires us to, among other things, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreement). As of September 30, 2004 we were in compliance with the covenants required by the agreement.

The agreement also allows us to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At September 30, 2004 there were $21.9 million issued and outstanding letters of credit.

Based upon our cash flow from operations and our credit capacity discussed above, we believe that we have access to adequate financial resources to fund our contractual obligations and fund our operations in the remainder of 2004 and beyond, including working capital requirements, capital expenditures and potential future acquisitions or strategic investments.

We used $28.7 million in cash for purchases of stock presented on our internal market compared to $21.1 million in cash used for purchases of stock presented on our internal market for the third quarter last year.

Off-Balance Sheet Arrangements

During 2001, we entered into an agreement with Meridian 26 Trust (Trust) whereby the Trust acquired land in Englewood, Colorado for the purpose of constructing and owning our new corporate headquarters and another building. The construction of these two buildings was completed in October 2002. The Trust was formed to fund the construction, own the land and the two buildings and subsequently lease the facilities to us. The Trust was funded by equity and debt investments from independent third parties. The lease agreement was effective upon completion of construction. The lease agreement calls for monthly lease payments of approximately $0.4 million through March 3, 2013 and requires that we guarantee a residual value of the facilities for approximately $42.0 million. Upon completion of the lease term, subject to certain limitations, we have the option to purchase the facilities from the Trust at fair market value.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities.  Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” which provides guidance on when to consolidate variable interest entities (VIEs). In December 2003, the FASB revised FIN 46 with FIN 46R. In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain VIEs.  We adopted the provisions of FIN 46R immediately for entities created after December 31, 2003. For entities created before December 31, 2003, we will adopt FIN 46R in the first quarter of 2005, as required.

We have interests in multiple joint ventures that are considered VIEs under FIN 46R.  These entities facilitate the completion of service contracts that are jointly owned with our joint venture partners. These joint ventures are formed to leverage the skills of the respective partners, and include consulting, construction, design, project management and operations and maintenance contracts. In accordance with FIN 46R, we have identified several joint ventures that would be considered VIEs.  We also have an interest in the Meridian 26 Trust (Trust), which has also been identified as a VIE.  We have classified entities identified as VIEs into two groups, the first of which includes those entities that we will be required to consolidate under the guidance of FIN 46R in the first quarter of 2005, subject to further evaluation, and the second group which includes those entities which we will not be required to consolidate.  At September 30, 2004, the assets and liabilities, including minority interest balances, of the identified VIEs that may be consolidated are $88.3 million and $80.4 million, respectively, of which we currently consolidate $8.1 million and $3.9 million, respectively.  At September 30, 2004, the assets and liabilities of the identified VIEs that will not be consolidated are $21.2 million and $17.8 million, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates.  This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flow.

Foreign currency exchange rates. We are exposed to foreign currency exchange risks in the normal course of our international business operations. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. We engage in forward foreign exchange contracts to reduce our economic exposure to changes in exchange rates. Generally, forward contracts are entered into to hedge specific commitments and anticipated transactions but not for speculative or trading purposes.

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving credit agreement and a building lease agreement that calls for monthly lease payments at a variable interest rate. Historically, we have used short-term variable rate borrowings under the revolving credit agreement on a limited basis. During the third quarter of 2004, we borrowed an average of $16.5 million under our revolving credit agreement and our amount outstanding under the line of credit was $2.5 million at September 30, 2004. Our variable lease payments on the building lease agreement are estimated to be approximately $0.1 million per month, based on current interest rates. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our results of operations, financial position or cash flows.

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

In conjunction with our preparation toward compliance with Section 404 of the Sarbanes-Oxley Act of 2002, we identified deficiencies in our internal controls over financial reporting and are in the process of implementing certain enhancements.  These deficiencies and enhancements have been disclosed to our independent accountants and discussed with the Audit and Finance Committee of our Board of Directors.  We, including the Chief Executive Officer and Chief Financial Officer, expect that these enhancements will be in place by the end of the year.  However, the provisions of Section 404 require that such procedures operate for a period of time before we can assess their effectiveness. As a result, these items may have an impact on management’s or our independent accountant’s reports on internal controls over financial reporting issued in connection with our 2004 Annual Report on Form 10-K.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table covers the purchases of our securities by CH2M HILL during the period covered by this report.

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July (a)	19,724	$12.11	—	—
August (a)	43,393	$12.79	—	—
September (b)	401,215	$13.04	—	—
Total	464,332	$12.98	—	—

(a)          Shares repurchased pursuant to a surrender by shareholders of previously owned shares in payment of the option exercise price.

(b)         Includes shares purchased by CH2M HILL in the Internal Market and surrender by shareholders of previously owned shares in payment of the option exercise price.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)           We held our Annual Meeting of Shareholders on May 4, 2004.

(b)                                 Pursuant to the directors’ election listed under Item 4(c)(i), William T. Dehn, Donald S. Evans, Jerry D. Geist and Susan D. King were each elected as directors for a three-year term.  Carolyn Chin, Ralph R. Peterson, M. Catherine Santee, Thomas G. Searle and Barry L. Williams were each elected at the 2003 Annual Meeting for a term of three years and continue as directors.  James J. Ferris, Michael D. Kennedy, David B. Price and Nancy R. Tuor were each elected at the 2002 Annual Meeting for a term of three years and continue as directors.

(c)                                  Our shareholders voted on the following matters:

(i)                                     Election of four directors.  All directors proposed by management were elected.

Name of Nominee	Number of Votes For	Authority Withheld
William T. Dehn	27,217,619	626,006
Donald S. Evans	27,370,385	473,240
Jerry D. Geist	27,146,777	696,848
Susan D. King	27,267,307	576,318

(ii)                                  Approval of the 2004 Stock Option Plan.

For	26,424,899
Against	690,755
Abstain	727,971

(iii)                               Approval of amendment to the Payroll Deduction Stock Purchase Plan to increase the number of shares reserved under the Plan from 3,000,000 to 13,000,000 shares.

For	26,645,671
Against	746,999
Abstain	450,955

(iv)                              Ratification of the appointment of KPMG LLP as independent auditors of CH2M HILL for the year ending December 31, 2004.

For	27,264,270
Against	227,874
Abstain	351,481

Item 6.    Exhibits

10.41

$125,000,000 Senior Unsecured Revolving Credit Agreement dated as July 28, 2003, Wells Fargo Bank, National Association, as Agent and Lead Arranger, filed as Exhibit 10.41 on Form 10-Q, on August 8, 2003.

10.42

First Amendment to $125,000,000 Senior Unsecured Revolving Credit Agreement dated as December 5, 2003, Wells Fargo Bank, National Association, as Agent and Lead Arranger, filed as Exhibit 10.42 on Form 10-K, on February 24, 2004.

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

CH2M HILL Companies, Ltd.

Date: November 5, 2004	/c/ Samuel H. Iapalucci
Samuel H. Iapalucci
Executive Vice President and Chief Financial Officer