Form 10-K
period 2004-12-31
CH2M HILL COMPANIES LTD
filed 2005-02-24
CIK 777491

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price as of June 30, 2004 was approximately $185.2 million. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors, its executive officers and certain of its employee benefit plans. The registrant disclaims the existence of any control relationship between it and such employee benefit plans.

As of February 17, 2005, there were 31,336,921 shares of the registrant's stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on our behalf. We may from time-to-time make statements that are "forward-looking," including statements contained in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (SEC) and in reports to our shareholders. Such statements may, for example, express expectations or projections about future actions that we may take or about developments beyond our control including changes in domestic or global economic conditions. These statements are made on the basis of our management's views and assumptions as of the time the statements are made and we undertake no obligation to update these statements. Our actual results may differ significantly from the results discussed in the forward-looking statements. General factors that might cause such differences include, but are not limited to:

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

  •
  Our ability to manage the risks inherent in international operations, including operations in war and conflict zones

  •
  Our ability to attract and retain professional personnel

  •
  Changes in economic conditions

        For more information on these and other risk factors that may affect our business, refer to "Risk Factors" included in this Annual Report on Form 10-K.

PART I

Item 1. Business

Summary

        We are one of the largest engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operations, major project management and related technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we have nearly 14,000 employees worldwide.

        We believe we provide our clients with innovative project delivery using cost-effective approaches and advanced technologies. We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, add value to the projects undertaken for clients, or enhance our capital strength. We believe that we are well positioned geographically, technically and financially to compete worldwide in the key markets we have elected to pursue and the clients we serve.

Our Operating Segments

        We provide services to our clients through three operating segments: Federal, Civil Infrastructure and Industrial. In 2004, we reorganized such that our operating segments are more closely aligned with the types of clients we serve. The structure is intended to provide for better decision making on an enterprise-wide basis. For example, while our Federal segment generally provides a comprehensive range of services to the U.S. federal government, it also provides services to international governments. Our Civil Infrastructure segment generally provides a comprehensive range of services to various state and local governments. Our Industrial segment generally provides a comprehensive range of services to various private companies. Financial information for each segment for each of the last three years, including 2004, is included in Note 17 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Our Clients and Key Markets

        The following table summarizes our primary client types, revenues and key markets served by each of our operating segments.

Operating Segment	Primary Client Type	% of Revenues	Key Markets

Federal	U.S. Federal	37%	—	Nuclear
	Government		—	Environmental
			—	Federal Outsourcing and Privatization
			—	Contingency Planning and Logistics Support

Civil	State and Local	31%	—	Water, Wastewater and Water Resources
Infrastructure	Government		—	Transportation
			—	Operations and Maintenance

Industrial	Private Sector	32%	—	Communications
			—	Energy and Industrial Systems
			—	Chemicals, Plastics and Refining
			—	Manufacturing
			—	Pharmaceuticals and Biotechnology
			—	Electronics
			—	Power

Clients

        We provide our services to a broad range of domestic and international clients, including the U.S. federal government, state and local governments and private sector clients. Although we are typically the prime contractor, in some cases, we provide services as subcontractors or through joint ventures or partnership agreements with other service providers. The demand for our services generally comes from budgeting and capital spending decisions made by the U.S. federal government, state and local governments and private sector clients. The following table shows representative clients by our operating segments:

Federal
—	U.S. Department of Energy (DOE)
—	U.S. Department of Defense
—	U.S. Air Force
—	U.S. Navy
—	U.S. Army Corps of Engineers
—	U.S. Agency for International Development
—	U.S. Environmental Protection Agency
—	United Kingdom (Atomic Energy Administration)
Civil Infrastructure
—	U.S. cities
—	Foreign cities
—	U.S. airports
—	U.S. and State Departments of Transportation
—	Port districts
Industrial
—	Microelectronics manufacturers
—	Power utilities
—	Pharmaceutical and biotechnology companies
—	Automative, food and beverage, metals and consumer product
—	Chemicals, bioprocessing and refining companies
—	Wireless network operators

Markets

        The following is a description of each of our key markets and the services we provide.

        Nuclear.    We provide program management, integration, engineering, design, construction management and a broad array of technical services for the DOE, U.S. commercial nuclear utility customers and various nuclear research, development and demonstration facilities. We manage the decommissioning (characterization, decontamination, dismantling and demolition), remediation and/or closure of weapons production facilities and research reactors, and are involved in the siting, permitting and design of nuclear waste treatment and handling facilities. Additionally, we provide services for special nuclear material processing and operations.

        We are partnering with Kaiser Group Holdings, Inc. through a joint venture in which we hold a 50% interest, Kaiser-Hill Company, LLC (Kaiser-Hill), on the closure of the Rocky Flats site in Golden, Colorado. Rocky Flats is a former DOE nuclear weapons production facility. Kaiser-Hill has been performing services under successive contracts awarded by the DOE since 1995, including the oversight of plutonium stabilization and storage, environmental restoration, waste management, decontamination and decommissioning, site safety and security.

        Kaiser-Hill's current contract with the DOE, which has been effective since 2000, is a site closure contract and does not have a defined term. We are targeting closure of the site in late 2005 to early 2006. Under the contract, Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed upon site target closure timetable and costs. For every dollar that the DOE saves, Kaiser-Hill receives a fee increase ranging from 20 to 30 cents up to an agreed upon maximum. At the same time, for every dollar the cleanup is over budget, the fee is reduced by 20 to 30 cents down to an agreed upon minimum. The ultimate fee will also be affected by the schedule to achieve site closure and the safety of our performance.

        Environmental.    We provide program management, compliance and environmental consulting for contaminated site assessment and remediation projects, ecological and natural resource damage assessments, strategic environmental management and permitting services, environmental liability management services, site investigations, remedial design, implementation and construction services, treatment systems for hazardous, toxic and radioactive waste contaminated properties, ordnance and explosives management services and sustainable development planning and design and construction services.

        CH2M HILL Services.    We provide privatization, contingency planning, logistics support and operations and maintenance of water treatment plants to U.S. federal government clients. Privatization services include outsourcing of facilities maintenance and management, utilities operations and maintenance, environmental support, other base operating services and minor capital construction projects. Contracts are typically long-term (5 to 50 years).

        Contingency planning and logistics support services include technical support material expediting, supply and value chain management, transportation and distribution, deployment logistics and logistics strategic planning, engineering and construction, operations and maintenance and contingency planning services primarily to U.S. federal government clients.

        Water, Wastewater and Water Resources.    We provide a complete range of services for the planning, design and design/build, construction and construction management, implementation of water supply and delivery systems and wastewater collection and treatment facilities. Services are provided for new and expanded water storage, transmission, treatment (including desalination plants and membrane technology) and disposal systems, wastewater distribution systems, wastewater collection and conveyance systems. Additionally, we provide water resources management, environmental restoration and watershed management, ground water modeling and protection, wastewater reclamation and reuse, biosolids management and financial planning.

        Transportation.    We provide consulting and construction services for airports, highways, bridges, marine terminals, railroads and transit systems. These services include transportation planning, environmental planning, project siting, permitting, design, construction and program management, management consulting and design/build delivery.

        Operations and Maintenance.    We provide water, wastewater and public works operations and maintenance services to water and wastewater facility operators, including startup and performance testing, consulting, asset management, facility operations, on-going maintenance and management. The facility operations services include water and wastewater treatment, collection and distribution, equipment and process maintenance and replacement and site grounds maintenance.

        Communications.    We provide program management, planning, design and construction management of local and regional wireless, fiber optic and hybrid fiber/coaxial systems for voice, video and data communications. We provide network security, operational support system consulting and systems integration and managed services to the communications market. We also provide geographical information systems (GIS) and managed services for private sector clients and GIS services for the government.

        Energy and Industrial Systems.    We provide full life cycle services for the energy and power, air and industrial water and wastewater processes and facilities and infrastructure services market segments for federal and municipal governments, utility and industrial clients. This includes the evaluation and analysis of cost effective integrated systems using advanced conventional and renewable energy technologies and distributed resources to meet premium and clean energy applications.

        Chemicals, Plastics and Refining.    We provide engineering, procurement and construction (EPC) services to the specialty chemicals, fine chemicals, bioprocessing and refining industries. This includes EPC services for consumer and biotechnology products, as well as services for the validation of U.S. Federal Drug Administration (FDA) Current Good Manufacturing Processes compliance. Projects are delivered by employing both union and non-construction units that optimize local subcontractors, who are managed through our project delivery and safety resources and systems. Our process engineering focus is in specialty chemicals, intermediates, basic chemicals, resins, fine chemicals, high purity chemicals, polymers and synthetic fibers.

        Manufacturing.    We provide a full range of EPC services, project management, and program management to the automotive, food and beverages, metals and consumer product sectors of the manufacturing industry. Additionally, we provide consulting and technology services for lean and agile manufacturing, supply chain and logistics management, manufacturing, packaging and material handling technology and Visioneering, our consulting product for optimizing customer operations. We also provide 3D computer simulation and modeling, site search and economic development consulting, security assessment and systems implementation, FDA and U.S. Department of Agriculture design and construction, plus process validation, design and installation.

        Pharmaceuticals and Biotechnology.    We provide EPC and validation services to major pharmaceutical, generic pharmaceutical, over-the-counter pharmaceutical, bioprocess and research biotechnology companies. This includes manufacturing technology-formulation/fill/finish, bioprocess and process engineering and simulation, integrated facilities, manufacturing and process design, containment and clean room design and laboratory and pilot scale operations.

        Electronics.    We provide program management, consulting, planning, design, construction, operations and maintenance services and products to electronics manufacturing clients in the integrated circuit, wafer, dynamic random access memory, foundry, nanotechnology and flat panel display manufacturing industries. Our clients typically require integrated design and construction services for complex manufacturing systems, including cleanrooms, ultrapure water and wastewater systems, chemical and gas systems and production tools. Our electronics business also provides specialized consulting services to optimize the operating efficiency and return on investment for complex manufacturing facilities.

        Power.    We provide planning, design and construction services to the industrial co-generation, clean air, non-regulated and regulated sectors of the power industry. This includes integrated EPC and startup services, enhanced engineering and management tools, Computer Aided Design modeling services, labor productivity and earned-value tracking tools, safety and comprehensive quality management services, project administration and cost and cash flow management services and supply and schedule and change management services.

Competition

        The market for our design, consulting, engineering and construction services is highly competitive. We compete with many firms, including large multinational firms having substantially greater financial, management and marketing resources. Some of our competitors are small firms with lower cost structures enabling them to offer lower prices for particular services. We also compete with government agencies, including our own clients that can utilize their internal resources to perform services that we might otherwise perform. To our knowledge, no individual company currently dominates any significant portion of our markets. Competition in our industry is based on quality of performance, reputation, expertise, price, technology, customer relationships, range of service offerings and domestic and international office networks. For additional information regarding competition, see "Risk Factors—Our industry is highly competitive."

Backlog

        The following table provides backlog revenues by operating segment and the consolidated totals for the year ended December 31, 2004 and 2003:

	December 31,
Operating Segment
	2004	2003
	(dollars in millions)
Federal	$1,035.5	$1,618.8
Civil Infrastructure	1,699.8	1,640.6
Industrial	504.3	400.9

Total	$3,239.6	$3,660.3

        We define backlog as contracted task orders less previously recognized revenue on such task orders. U.S. government agencies operate under annual fiscal appropriations by Congress and fund various federal contracts only on an incremental basis. The same is true of many state, local and foreign contracts. For more information on backlog, see "Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future performance."

Available Information

        For additional information regarding CH2M HILL, including free copies of filings with the SEC, please visit our web site at www.ch2m.com. The SEC filings, which include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such filings, are located in the About Us/Employee Ownership section of our web site and are made available as soon as practicable after they are filed with the SEC.

Risk Factors

        You should carefully consider the following factors and other information contained in this Annual Report on Form 10-K before deciding to invest in our common stock.

Risks Related to Our Business

Unpredictable economic cycles, uncertain demand for our engineering capabilities and related services, and failure by our major customers to pay our fees, could cause our revenues to fluctuate.

        Demand for our engineering and other services is affected by the general level of economic activity in the markets in which we operate, both in the U.S. and internationally. Our customers, particularly our private sector customers, and the markets in which we compete to provide services, are likely to experience periods of economic decline from time-to-time. In particular, world markets are experiencing increasing commodity prices, including oil and raw materials prices, which could reduce or curtail projects by industrial customers. Similarly, the prolonged downturns in the telecommunications and semiconductor markets have subsided to a limited degree, but our customers in those markets have been slower than expected in starting new capital expenditure programs.

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

Changes and fluctuations in government's spending priorities could adversely affect our revenue expectations.

        Because a substantial part of our overall business is generated either directly or indirectly as a result of federal and local government regulatory and infrastructure priorities, shifts in these priorities due to changes in policy imperatives or economic conditions are often unpredictable and may affect our revenues.

        For example, in 1998 Congress enacted the Transportation Equity Act for the 21st Century (TEA-21), a sweeping transportation infrastructure initiative. This initiative was expected to generate U.S. federal government appropriations and respective contracting opportunities in hundreds of millions of dollars over many years. The economic downturn in 2000 and the September 11, 2001 terrorist attacks have redirected short- and long-term government priorities, resulting in substantially lower than expected appropriations for TEA-21 initiatives. The reauthorization of TEA-21 has been extended through May 31, 2005 and the availability of the funding to support the initiative remains uncertain beyond that date. Continuing federal budget deficits and the costs and other demands of the war in Iraq have moved government spending priorities away from major infrastructure projects. While we have won and are continuing to seek federal contracts related to rebuilding Iraq and other projects that reflect current government priorities, it is possible that the reduction of infrastructure projects could adversely affect our business.

Environmental regulations and related compliance investigations are expensive, may adversely impact our project performance and could expose us to environmental liability.

        The assessment, analysis, remediation, handling, management and disposal of hazardous substances represent a significant portion of our business and involve significant risks. As a result, we are subject to a variety of environmental laws and regulations governing, among other things, discharges of pollutants and hazardous substances to air and water, the handling and disposal of hazardous waste including nuclear materials and related record keeping requirements. These laws and regulations and related investigations into our compliance, as it pertains to facility operations and remediation of hazardous substances, can cause project delays, substantial management time commitment and may significantly add to our costs. Violations of these environmental laws and regulations could subject us to civil and criminal penalties and other liabilities, which can be very large. Although we have not been subject to any material civil or criminal penalties for violations of these laws to date, we have had to expend funds and divert resources to respond to reviews that have had a negative impact on the profitability of some projects. While the costs of these reviews have not been material to our consolidated results of operations in the past, additional or expanded reviews or proceedings relating to these laws, or any substantial fines or penalties, could affect our profitability and our stock price in the future, or could adversely affect our ability to compete for new business. Moreover, these laws and regulations may become more stringent, or may be more stringently enforced in the future, which could increase our costs of operations and reduce our profitability.

We may not be successful in growing through acquisitions or integrating effectively and efficiently any businesses and operations we may acquire.

        Our success depends on our ability to continually enhance and broaden our service offerings in response to changing customer demands, technology, and competitive pressures. Numerous mergers and acquisitions in our industry have resulted in a group of larger firms that offer a full complement of single-source services including, studies, design, engineering, procurement, construction, operations, maintenance and, in some instances, facility ownership. To remain competitive, we may acquire new and complementary businesses to expand our portfolio of services, add value to the projects undertaken for clients or enhance our capital strength. We do not know if we will be able to complete any future acquisitions or whether we will be able to successfully integrate any acquired businesses, operate them profitably, or retain their key employees.

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

Inability to secure adequate bonding would impact our ability to win projects.

        As is customary in our industry, we are often required to provide performance and surety bonds to customers in connection with our construction, EPC and fixed price projects. These bonds indemnify the customer if we fail to perform our obligations under the contract. Failure to provide a bond on terms and conditions desired by a customer may result in an inability to compete for or win a project. Historically we have had and continue to have good relationships with our sureties and a strong bonding capacity. The issuance of bonds under any bonding facilities, however, is at the sureties' sole discretion. The recent difficult insurance market combined with large losses experienced by sureties in the aftermath of Enron and other financial scandals, as well as a result of the September 11, 2001 terrorist attacks have made surety bond markets, in general, unpredictable and chaotic. Bonds may be more difficult to obtain in the future or they may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding may result in our ineligibility to bid for construction, EPC, and fixed price projects, which could have a material adverse effect on our growth and financial condition.

The success of our joint ventures depend on the satisfactory performance by our joint venture partners related to their joint venture obligations. The failure of our joint venture partners to perform their joint venture obligations could impose on us additional financial and performance obligations that could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture.

        We enter into various joint ventures as part of our EPC businesses and project specific joint ventures. The success of these and other joint ventures depend, in large part, on the satisfactory performance of our joint venture partners of their joint venture obligations. If our joint venture partners fail to satisfactorily perform their joint venture obligations as a result of financial or other difficulties, the joint venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture.

Our dependence on subcontractors and equipment manufacturers could adversely affect us.

        We rely on third-party subcontractors as well as third-party equipment manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price contracts, we could experience losses in the performance of these contracts. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials were needed.

We face risks associated with our international business.

        In 2004, we derived approximately 11% of our revenues from operations outside of the U.S. Such operations are subject to a variety of risks associated with conducting business internationally. These risks include:

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

Special risks associated with doing business in highly corrupt environments.

        Our international business operations include projects in developing countries and countries torn by war and conflict. Many of these countries are rated poorly by Transparency International, the independent watchdog organization for government and institutional corruption around the world. To the extent we operate outside of the U.S., we are subject to the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from paying or offering anything of value to foreign government officials for the purpose of obtaining or keeping business, or otherwise receiving discretionary favorable treatment of any kind. In particular, we may be held liable for actions taken by our local partners, subcontractors and agents even though such parties are not always subject to our control. Any determination that we have violated the FCPA (whether directly or through acts of others, intentionally or through inadvertence) could result in sanctions that could have a material adverse effect on our business and on our ability to secure U.S. federal government contracts. While our staff is trained on the FCPA issues and we have procedures and controls in place to monitor compliance, situations outside of our control may arise that could potentially put us in violation of the FCPA inadvertently and thus negatively impact our business.

Government contracts present risks of termination for convenience, adjustment of payments received, restrictions on ability to compete for government work and funding constraints.

        In 2004, we derived approximately 37% of our total revenues from contracts with the U.S. federal government and international governments. In addition, we own equity interests in joint ventures with revenues attributable primarily or entirely to contracts with U.S. federal government clients. The following risks are inherent in U.S. federal government contracts:

  •
  Because federal laws permit government agencies to terminate a contract for convenience, our government clients may terminate or decide not to renew our contracts with little or no prior notice.

  •
  U.S. federal government clients may audit contract payments we receive for several years after these payments are made. Based on these audits, the clients may adjust or demand repayment of payments we previously received. Audits have been completed on our federal contracts through December 31, 2002, and are continuing for subsequent periods. None of the audits performed to date on our federal contracts have resulted in any significant adjustments to our financial statements. It is possible, however, that an audit in the future could result in a material adjustment to our consolidated financial statements.

  •
  U.S. federal government contract regulations provide that any company convicted of a crime or indicted on a violation of statutes related to federal contracting may lose its right to receive future contract awards or extensions.

  •
  Our ability to earn revenues from our existing and future U.S. federal government projects will depend upon the availability of funding from U.S. federal government agencies. We cannot control whether those clients will fund or continue funding our outstanding projects.

        Our ability to secure new government contracts and our revenues from existing government contracts could be adversely affected by any one or a combination of the factors listed above.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future performance.

        Our backlog at December 31, 2004 was approximately $3,239.6 million. We cannot assure that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, our ability to earn revenues from our backlog depends on the availability of funding for various U.S. federal, state, local and foreign government agencies. Most of our domestic and international industrial clients have termination for convenience provisions in their contracts. Therefore, project terminations, suspensions or reductions in scope may occur from time-to-time with respect to contracts reflected in our backlog. Some backlog reductions would adversely affect the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.

We could sustain losses on contracts that contain "fixed price" or "not to exceed" pricing provisions if our costs exceed the fixed or maximum prices.

        In 2004, we derived approximately 27% of our revenues from "fixed price" contracts and approximately 18% of our revenues from time-and-materials contracts, some of which had "not to exceed" price limits. Under "fixed price" contracts, we agree to deliver projects for a definite, predetermined price regardless of our actual costs incurred over the life of the project. Under time-and-materials contracts with "not to exceed" provisions, we are compensated for the labor hours expended at agreed-upon hourly rates plus cost of materials used; however, there is a stated maximum compensation for the services to be provided under the contract. Many fixed price and "not to exceed" contracts involve large industrial facilities and public infrastructure projects and present the risk that our costs to complete a project may exceed the fixed price or "not to exceed" price agreed upon with the client. The fixed or maximum fees negotiated for such projects may not cover our actual costs and desired profit margins. If our actual costs for a fixed or "not to exceed" price project are higher than we expect, our profit margins on the project will be reduced or we could suffer a loss.

Our industry is highly competitive.

        We are engaged in a highly competitive business in which most of our contracts with public sector clients are awarded through a competitive bidding process that places no limit on the number or type of potential service providers. The process usually begins with a government agency request for proposal that delineates the size and scope of the proposed contract. The government agency evaluates the proposals on the basis of technical merit and cost. In the water, wastewater and water resources markets, some contracts are awarded through qualification selection processes that vary among projects.

        In both the private and public sectors, acting either as a prime contractor or as a subcontractor, we may join with other firms that we otherwise compete with to form a team to compete for a single contract. Because a team can often offer stronger combined qualifications than any firm standing alone, these teaming arrangements can be very important to the success of a particular contract competition or proposal. Consequently, we maintain a network of relationships with other companies to form teams that compete for particular contracts and projects. Failure to maintain technical and price competitiveness, as well as failure to maintain access to strong teaming partners may impact our ability to win work.

Our projects may result in liability for faulty engineering services.

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

Our inability to attract and retain professional personnel could adversely affect our business.

        Our ability to attract, retain and expand our staff of qualified engineers and technical professionals will be an important factor in determining our future success and growth. A shortage of qualified technical professionals currently exists in the engineering industry. The market for these professionals is competitive in the U.S. and internationally. We cannot assure you that we will continue to be successful in attracting and retaining such professionals. Since we derive a significant part of our revenues from services performed by our professional staff, our failure to retain and attract professional staff could adversely affect our business by impacting our ability to complete our projects and secure new contracts.

A reduction in the scope of environmental regulations or changes in government environmental policies could adversely affect our revenues.

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

Actual results may differ from results discussed in forward-looking statements.

        This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to the risk factors described here and other factors that we cannot currently foresee. In addition, economic conditions and events generally affecting business, both on a local and a worldwide basis, can adversely affect our business and operations. If our actual results differ significantly and adversely from the results discussed in forward-looking statements, our results of operations could be adversely affected and our share price could decline.

Percentage-of-completion accounting used for our engineering and construction contracts can result in overstated or understated profits or losses.

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

Actual results could differ from the estimates and assumptions used to prepare our financial statements.

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

  •
  Income tax provisions and related valuation allowances; and

  •
  Accruals for other estimated liabilities.

Risks Related to Our Internal Market

Absence of a public market may prevent you from selling your stock and cause you to lose all or part of your investment.

        There is no public market for our common stock. While we intend the internal market to provide liquidity to shareholders, there can be no assurance that there will be enough orders to purchase shares to permit shareholders to resell their shares on the internal market, or that a regular trading market will be sustained in the future. The price in effect on any trade date may not be attractive enough to both buyers and sellers to result in a balanced market because the price will be fixed in advance by our Board of Directors, using their judgment of the fair market value of our common stock, and not by actual market trading activity. Moreover, although we may enter the internal market as a buyer of common stock if there are more sell orders than buy orders, we have no obligation to engage in internal market transactions and will not guarantee market liquidity. Consequently, insufficient buyer demand could cause sell orders to be prorated, or could prevent the internal market from opening on any particular trade date. Insufficient buyer demand could cause shareholders to suffer a total loss of investment or substantial delay in their ability to sell their common stock. No assurance can be given that shareholders desiring to sell all or a portion of their shares of common stock will be able to do so. Accordingly, the investment in our common stock is suitable for you only if you have limited need for liquidity in your investment.

Transfer restrictions on our common stock could prevent you from selling your common stock and cause you to lose all or part of your investment.

        Since all of the shares of our common stock are subject to transfer restrictions, you will generally only be able to sell your common stock through our internal market on the four trade dates in each year. Unlike shares that are actively traded in the public markets, you may not be able to sell at a particular time even though you would like to do so. Our common stock price could decline between the time you want to sell and the time you become able to sell. For a detailed discussion of the transfer restrictions on our common stock, see "Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities."

Our stock prices are and will continue to be determined by our Board of Directors' judgment of fair market value and not by market trading activity.

        The offering prices at each trade date will be established by our Board of Directors approximately four weeks before each trade date. In establishing the price, our Board of Directors will take into consideration the factors that are described in Item 5 of this Annual Report on Form 10-K. Our Board of Directors will, however, set the offering price in advance of each trade date, and all trades on our internal market will take place at the price established for each trade date. Therefore, market trading activity on any given trade date cannot affect the price on that trade date. This is a risk to you because our common stock price will not change to reflect supply of and demand for shares on a given trade date as it would in a public market. You may not be able to sell shares or you may have to sell your shares at a price that is lower than the price that would prevail if the internal market price could change on a given trade date to reflect supply and demand. Our Board of Directors intends to use the common stock valuation methods that result in offering prices that represent fair market value. The valuation method for our common stock is subject to change at the discretion of our Board of Directors.

The limited market and transfer restrictions on our common stock will likely have anti-takeover effects.

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

Item 2. Properties

        Our corporate headquarters is located in Englewood, Colorado, where we lease approximately 155,000 square feet of space. The lease on the corporate headquarters expires in 2013. In addition, we lease office space around the world on commercially available terms. We believe that our existing facilities are adequate for the present needs of our business and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations.

Item 3. Legal Proceedings

        We are a party to various contractual guarantees and legal actions arising in the normal course of our business. From time-to-time, agencies of the U.S. government investigate whether our operations are being conducted in accordance with applicable regulatory requirements. Because a large portion of our business comes from federal, state and municipal sources, our procurement practices at times are also subject to review and occasional investigations by U.S. and state attorneys offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties, or could lead to suspension or debarment from future U.S. government contracting. These investigations often take years to complete and many result in no adverse action. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcome of pending proceedings are often difficult to predict, as of the date of this filing, our management believes that no ongoing litigation or investigation is likely to result in a material adverse impact on our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

        No items were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        We are employee owned. As a result, our stock is only available to certain employees, directors, eligible consultants and benefit plans. There is no market for our stock with the general public. In order to provide liquidity for our shareholders, however, an internal market (Internal Market) is maintained through an independent broker, currently Neidiger, Tucker and Bruner, Inc. (NTB).

        The Internal Market permits existing shareholders to offer to sell or purchase shares of our common stock on predetermined days (each, a Trade Date). Generally, there are four Trade Dates each year which typically occur approximately four weeks after the quarterly meetings of our Board of Directors. Currently our Board of Directors meetings are scheduled for February, May, August and November. All sales of our common stock are made at the price determined by our Board of Directors pursuant to the valuation methodology described below.

        All sales of common stock on the Internal Market will be restricted to the following authorized buyers:

  •
  Our employees, directors and eligible consultants

  •
  Trustees of the benefit plans

  •
  Administrator of the Payroll Deduction Stock Purchase Plan (PDSPP)

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

        Our Internal Market is managed through an independent broker, currently NTB, which acts upon instructions from the buyers and sellers to effect trades at the stock price set by our Board of Directors and in accordance with the Internal Market rules. NTB does not play a role in determining the price of our common stock and is not affiliated with us. Individual stock ownership account records are currently maintained by our in-house transfer agent.

        We may purchase shares if the Internal Market is under-subscribed. We may, but are not obligated to, purchase shares of common stock on the Internal Market on any Trade Date at the price in effect on that Trade Date, but only to the extent that the number of shares offered for sale by shareholders exceeds the number of shares sought to be purchased by authorized buyers. The decision as to whether or not we will purchase shares in the Internal Market, if the Internal Market is under-subscribed, is solely within our discretion and we will not notify investors as to whether or not we will participate prior to the Trade Date. Investors should understand that there can be no assurance that they will be able to sell their CH2M HILL stock without substantial delay or that their stock will be able to be sold at all on the Internal Market. We will consider a variety of factors including our cash position, financial performance and number of shares outstanding in making the determination as to whether to participate in an under-subscribed market. The terms of our existing unsecured revolving line of credit do not play a role in the decision as to whether to buy shares in the Internal Market. To date, no other factors have been considered by us in our decisions as to whether or not to participate in an under-subscribed market.

        If the aggregate number of shares offered for sale on the Internal Market on any Trade Date is greater than the number of shares sought to be purchased, shareholder offers to sell will be accepted as follows:

  •
  If enough orders to buy are received to purchase all the shares offered by each seller selling fewer than 500 shares and at least 500 shares from each other seller, then all sell orders will be accepted up to the first 500 shares and the portion of any sell orders exceeding 500 shares will be accepted on a pro-rata basis

  •
  If not enough orders to buy are received to purchase all the shares offered by each seller selling fewer than 500 shares and at least 500 shares from each other seller, then the purchase orders will be allocated equally to each seller

        We may sell shares if the Internal Market is over-subscribed. To the extent that the aggregate number of shares sought to be purchased exceeds the aggregate number of shares offered for sale, we may, but are not obligated to, sell authorized but unissued shares of common stock on the Internal Market at the price in effect on that Trade Date to satisfy purchase demands. The decision as to whether or not we will sell shares in the Internal Market, if the Internal Market is over-subscribed, is solely within our discretion and we will not notify investors as to whether or not we will participate prior to the Trade Date. Investors should understand that there can be no assurance that they will be able to buy as many shares as they would like on a given Trade Date. We will consider a variety of factors including our cash position, financial performance and number of shares outstanding in making the determination as to whether to participate in an over-subscribed market. The terms of our existing unsecured revolving line of credit do not play a role in the decision as to whether to sell shares in the Internal Market. To date, no other factors have been considered by us in our decisions as to whether or not to participate in the over-subscribed market.

        If the aggregate purchase orders exceed the number of shares available for sale, the following prospective purchasers will have priority to purchase shares, in the order listed:

  •
  Administrator of the PDSPP

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

        As part of the total mix of information that our Board of Directors considers in determining the "M" factor, our Board of Directors also may take into account company appraisal information prepared by The Environmental Financial Consulting Group, Inc. (EFCG), an independent appraiser engaged by the trustees of our benefit plans. In setting the stock price, our Board of Directors compares the total of the going concern and book value components used in the valuation methodology to the enterprise value of the Company in the appraisal provided by EFCG. If, after such comparison, our Board of Directors concludes that its initial determination of the "M" factor should be re-examined, our Board of Directors may review, and if appropriate adjust, the "M" factor. Since the inception of the program on January 1, 2000, the total of the going concern and book value components used by our Board of Directors in setting the price for our stock has always been within the enterprise appraisal range provided quarterly by EFCG.

        Since the inception of the program on January 1, 2000, the "M" factor has not deviated from 1.0. In deciding that the "M" factor should remain unchanged, our Board of Directors has considered our performance, the performance of the engineering and construction industry as a whole, and our perception of our future prospects.

        Profit After Tax ("P").    "P" is profit after tax, otherwise referred to as net income, for the four fiscal quarters immediately preceding the Trade Date. Our Board of Directors at its discretion may exclude from the calculation nonrecurring or unusual transactions. Nonrecurring or unusual transactions are developments that the market would not generally take into account in valuing an equity security. A change in accounting rules, for example, could increase or decrease net income without changing the fair market value of our common stock. Similarly, such a change could fail to have an immediate impact on the value of our common stock, but still have an impact on the value of our common stock over time. As a result, our Board of Directors believes that in order to determine the fair market value of our common stock, it needs the ability to review unusual events that affect net income. In the past, our Board of Directors has excluded unusual items from the calculation of "P", including nonrecurring revenue from the Rocky Flats project and a write off of an investment in an international telecommunications company. Because "P" is calculated on a four quarter basis, an exclusion impacts the calculation of fair market value for four consecutive quarters. There were no such nonrecurring or unusual transactions affecting "P" during 2004. Consequently, no exclusions are currently being taken into account in calculating the value of "P". It is possible, however, that our Board of Directors will determine to exclude future unusual or non-recurring items from the calculation of "P". For example, substantial incentive fees could be earned upon closure of the Rocky Flats facility in 2006. Such a non-recurring payment would likely be disregarded by the marketplace in evaluating our profitability on a go forward basis and therefore could be appropriate for exclusion by our Board of Directors, although no final decision has been reached at this time.

        Total Shareholders' Equity ("SE").    "SE" is total shareholders' equity, which includes intangible items, as set forth on our most recently available quarterly or annual financial statements. Our Board of Directors, at its discretion, may exclude from Shareholders' Equity nonrecurring or unusual transactions that the market would not generally take into account in valuing an equity security. The exclusions from Shareholders' Equity will generally be those transactions that are non-cash and are reported as "accumulated other comprehensive income (loss)" on the face of our consolidated balance sheet. For example, during 2004, our Board of Directors excluded, and will continue to exclude, a non-cash reduction in shareholders' equity for a minimum pension liability adjustment. This adjustment was required by accounting rules and essentially reflected the stock market performance of the investments held in our pension plans relative to their future benefit obligations. Because this adjustment is unusual and may reverse as investment markets rebound, and given that the market would not generally take such adjustments into account when valuing equity securities, our Board of Directors excluded it from the SE parameter for stock valuation purposes. Similarly, other items that are reported as components of "accumulated other comprehensive income (loss)" include unrealized gains and losses on securities, unrealized gains and losses on derivatives and foreign currency translation adjustments.

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

Effective Date	CS (in thousands)	YTD Weighted-Average Number of Shares as reflected in Diluted EPS calculation (in thousands)
February 15, 2002	34,321	31,000
May 9, 2002	34,244	31,192
August 9, 2002	34,053	31,507
November 8, 2002	33,941	31,601
February 14, 2003	33,800	31,544
May 8, 2003	33,844	31,881
August 8, 2003	33,751	32,064
November 7, 2003	33,671	32,116
February 13, 2004	33,239	32,004
May 6, 2004	33,623	32,066
August 6, 2004	33,474	32,119
November 5, 2004	33,355	32,003
February 11, 2005	33,348	31,944

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

        We intend to announce the new stock price and the Trade Date approximately four weeks prior to each Trade Date. The information will be delivered by the broker to all employees, eligible consultants and eligible participants in the internal market. In addition, we will file a Current Report on Form 8-K disclosing the new stock price and all components used by our Board of Directors in determining such price in accordance with the valuation methodology described above. Trade Dates are expected to occur approximately 75 days after the end of each quarter.

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

Effective Date	M	P (in thousands)	SE (in thousands)	CS (in thousands)	Price Per Share	Percentage Price Increase (Decrease)
February 15, 2002	1.0	27,917	166,886	34,321	11.21	2.8%
May 9, 2002	1.0	27,735	168,297	34,244	11.23	0.2%
August 9, 2002	1.0	28,277	172,122	34,053	11.53	2.7%
November 8, 2002	1.0	27,630	177,541	33,941	11.58	0.4%
February 14, 2003	1.0	26,547	194,954	33,800	11.89	2.7%
May 8, 2003	1.0	26,735	195,644	33,844	11.94	0.4%
August 8, 2003	1.0	25,840	204,512	33,751	12.03	0.8%
November 7, 2003	1.0	24,470	208,983	33,671	11.88	(1.3%)
February 13, 2004	1.0	23,804	215,638	33,239	12.07	1.6%
May 6, 2004	1.0	24,418	216,869	33,623	12.11	0.3%
August 6, 2004	1.0	27,345	223,211	33,474	13.04	7.7%
November 5, 2004	1.0	32,429	235,724	33,355	14.65	12.3%
February 11, 2005	1.0	32,338	245,298	33,348	14.92	1.8%

Holders of Our Common Stock

        As of February 17, 2005, there were 4,162 holders of record of our common stock. As of such date, all of our common stock of record was owned by our current employees, directors, eligible consultants, and by our various employee benefit plans.

Dividend Policy

        We have never declared or paid any cash dividends on our capital stock and no cash dividends are contemplated in the foreseeable future. We intend to retain any future earnings to finance the growth and development of our business. Under our existing unsecured revolving line of credit, which expires in July 2008, payment of dividends would represent a violation of our covenants.

Issuer Purchases of Equity Securities

        The following table covers the purchases of our securities by CH2M HILL during the quarter ended December 31, 2004:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October(a)	1,482	$13.04	—	—
November	—	$—	—	—
December(b)	239,408	$14.65	—	—

Total	240,890	$14.64	—	—

(a)
Shares purchased by CH2M HILL for terminated employees.

(b)
Shares purchased by CH2M HILL in the Internal Market.

Item 6. Selected Financial Data

        The following data has been derived from our consolidated financial statements. In 2004, 2003 and 2002, the financial statements from which this data was derived were reported on by KPMG LLP, an independent registered public accounting firm. Previously, the financial statements from which this data was derived were reported on by other independent auditors who have ceased operations. During the periods presented, we paid no cash dividends on our common stock. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto, included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in millions except per share data)
Statement of Operations Data:
Revenues	$2,715.4	$2,154.3	$1,955.0	$1,923.4	$1,693.3
Operating income	21.3	12.7	7.3	30.2	33.7
Net income	32.3	23.8	29.7	27.9	24.5
Net income per common share
Basic	1.03	0.77	0.97	0.93	0.83
Diluted	1.01	0.74	0.94	0.90	0.82
Balance Sheet Data:
Total assets	$831.5	$746.0	$616.1	$548.3	$499.7
Long-term debt including current maturities	7.0	9.3	12.0	10.4	14.5
Total shareholders' equity	229.9	200.2	180.3	166.9	134.0

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

  •
  Where our cash came from and how it was used

  •
  How all of this affects our overall financial condition

        The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. You should read this section in conjunction with the section "Risk Factors" and the consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K.

Business Summary

        We are one of the largest engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operation, major project management and related technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we have nearly 14,000 employees worldwide.

        We believe we provide our clients with innovative project delivery using cost-effective approaches and advanced technologies. We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, add value to the projects undertaken for clients, or enhance our capital strength. We believe that we are well positioned geographically, technically and financially to compete worldwide in the key markets we have elected to pursue and the clients we serve.

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

        We provide services to our clients through three operating segments: Federal, Civil Infrastructure and Industrial. In 2004, we reorganized such that our operating segments are more closely aligned with the types of clients we serve. The structure is intended to provide for better decision making on an enterprise-wide basis. For example, while our Federal segment generally provides a comprehensive range of services to the U.S. federal government, it also provides services to international governments. Our Civil Infrastructure segment generally provides a comprehensive range of services to various state and local governments. Our Industrial segment generally provides a comprehensive range of services to various private sector clients.

Acquisition of Lockwood Greene Engineers, Inc.

        In December 2003, we acquired substantially all of the assets and assumed certain liabilities of Lockwood Greene Engineers, Inc. (Lockwood Greene). Lockwood Greene is an industrial engineering and construction firm focused on national and multi-national clients. The operating results of Lockwood Greene are included in our Industrial operating segment.

Summary of Operations

        Revenues and pre-tax profit or loss for the years ended December 31, 2004, 2003 and 2002 by operating segment were as follows:

	2004			2003			2002
	Revenues		Pre-tax Profit (loss)	Revenues		Pre-tax Profit (loss)	Revenues		Pre-tax Profit (loss)
	(dollars in millions)
Federal	$993.0	36.6%	$34.3	$885.1	41.1%	$32.3	$775.8	39.7%	$43.8
Civil Infrastructure	852.1	31.4%	27.4	891.4	41.4%	31.5	816.9	41.8%	32.1
Industrial	870.3	32.0%	4.9	377.8	17.5%	(13.6)	362.3	18.5%	(15.4)
Corporate	—	—	(14.9)	—	—	(9.6)	—	—	(8.2)

Total	$2,715.4	100.0%	$51.7	$2,154.3	100.0%	$40.6	$1,955.0	100.0%	$52.3

Results of Operations for the Year Ended December 31, 2004 Compared to 2003

Federal

        Revenues increased for the year ended December 31, 2004, compared to 2003 by $107.9 million, or 12.2%. All of our businesses within the Federal operating segment improved gross revenue over 2003. Our nuclear business reported significantly higher revenue for the year ended December 31, 2004 compared to 2003, primarily from various contracts with the U.S. Department of Energy's (DOE) Hanford River Protection Project (Hanford) and certain other DOE projects. In the first three quarters of 2004, revenues related to these projects were behind the prior year because of delays in the timing of delivery efforts, however, progress was made on the projects in the fourth quarter of 2004. Our CH2M HILL services business also reported improved revenues over last year resulting from our work on three reconstruction projects in Iraq, Qatar and Jordan that were awarded by the U.S. Department of Defense earlier in 2004. Our environmental services business reported increased revenues from U.S. federal government contracts including increased work on the Johnston Atoll in the Pacific under the ENRAC contract, Superfund work for the U.S. Environmental Protection Agency and continued expansion of our regulatory and construction work for the U.S. Air Force.

        Pre-tax profit increased for the year ended December 31, 2004, compared to 2003 by $2.0 million, or 6.2%. Our earnings on certain nuclear projects (primarily with the DOE) have increased compared to 2003 and the reconstruction projects in the Middle East in our CH2M HILL services business positively impacted our pre-tax profits. Additionally, we continue to be successful in our administrative cost containment efforts.

Civil Infrastructure

        Revenues decreased for the year ended December 31, 2004 compared to 2003 by $39.3 million, or 4.4%. The decrease was primarily attributable to project and pursuit delays in our water, wastewater and water resources business. These delays resulted in lower volume of new business compared to last year at this time for our domestic design/build businesses and a flat domestic consulting market. These delays are a result of longer than expected finalization of contract terms and delays in the funding of several projects. We realized improvement during the fourth quarter of 2004, indicating that we are beginning to recover from these delays as we move into 2005. The overall decline in revenue for the water, wastewater and water resources business was partially offset by improvements in our international consulting and design/build businesses, particularly in Asia Pacific and the Middle East, where we were recently awarded an Iraq water reconstruction contract and in Canada where we have seen an increase in consulting projects. The international market remains strong and we believe we are well positioned for future large design/build projects. These opportunities are driven by population and economic growth in certain regions, aging infrastructure, capacity shortfalls and regulatory requirements.

        Offsetting the decline in revenue in our water, wastewater and water resources business was continued growth from successful pursuits in design/build services with key cruise terminal and highway bridge projects, an increase in transportation consulting and an increase in transportation projects in Canada. Our operations and maintenance business reported a slight improvement in revenues over last year. The relatively flat growth in the operations and maintenance business was attributable to the reduction in scope of certain active projects resulting in lower service fees and lost revenue derived from non-renewed projects which were offset by newly acquired projects, as targeted projects with negative margins were exited during 2004 as part of our strategy to improve overall margin performance.

        Pre-tax profit decreased by $4.1 million, or 13.0%, for the year ended December 31, 2004 compared to 2003. The decrease is primarily attributable to increased costs on certain projects that were greater than anticipated due to project delivery issues in addition to project overruns on several smaller projects in our transportation business. Additionally, the transportation business incurred increased overhead spending and significantly increased business development expenditures compared to 2003. While the business development expenditures did reduce pre-tax profit for 2004, we anticipate that, with the recent win of a major highway/bridge project and several other major design/build projects being pursued or awaiting award, our pre-tax profit will improve in 2005. Our operations and maintenance business incurred increased costs on projects and a deterioration of project margins driven by competition for market share. However, we began showing slight improvement in pre-tax profit late in 2004 indicating that we are beginning to improve as we move into 2005 due to increased project controls, risk management processes and cost containment efforts. These decreases in pre-tax profit were offset by improvements in our water, wastewater and water resources business, as a result of higher overall margins and controlled overhead spending.

Industrial

        Revenues increased significantly for the year ended December 31, 2004 compared to 2003 by $492.5 million, or 130.4%. The increase is primarily due to the December 2003 acquisition of Lockwood Greene. Lockwood Greene contributed revenues of $359.6 million for the year ended December 31, 2004. These revenues from Lockwood Greene were generated in projects related to the power, pharmaceutical, chemicals and general manufacturing sectors. Due to the timing of the acquisition, the operating results for Lockwood Greene had minimal impact on our revenues and pre-tax profits during 2003.

        Additionally, our industrial design business has experienced growth in revenues as a result of increased opportunities in the semiconductor and microelectronics industries as economic conditions in those industries have recovered. However, the economic recoveries in some industries have not been as strong or as enduring as had been initially predicted. We also experienced growth in our energy and industrial systems business primarily resulting from an increase in volume from our U.S. federal government contracts with the U.S. Air Force where we provide design and construction services for federal facilities in Asia. Additional growth was attributable to significant stabilization in the domestic wireless market, coupled with wireless and wireline work in India and Germany. Overall, the outlook for our Industrial segment is uncertain because of the continued weakness in the semiconductor and microelectronics industries.

        In October 2004, we acquired the assets of MicroSource, Inc. (MicroSource) for a purchase price of $4.5 million. This acquisition has maximum contingent payments of $1.8 million, which become due based upon achieving certain operating results over 2005 through 2009. MicroSource provides network managed services focused on data networks for private sector and local government enterprises. We believe that this acquisition will provide a platform for our telecommunications business to obtain long-term network operations and maintenance contracts from private sector and local government enterprise clients.

        Pre-tax profit significantly increased for the year ended December 31, 2004 compared to 2003 by $18.5 million, or 136.0%. Improvements over last year were reported in all of the industrial businesses. Although the semiconductor and microelectronics industries continued to operate in a slower than historical market, they significantly improved pre-tax profit year over year as a result of increased volumes and a reduction in indirect labor overhead. Improvements were also reported as a result of the acquisition of Lockwood Greene in December 2003 and increased volumes in the telecommunications business despite a depressed market.

Results of Operations for the Year Ended December 31, 2003 Compared to 2002

Federal

        Revenues increased for the year-ended December 31, 2003, compared to 2002 by $109.3 million, or 14.1%. The increase was a result of our environmental and energy businesses reporting increases in U.S. federal government contracts and delivery orders. Additionally, effective in January 2003, our nuclear business was awarded a new performance-based contract by the DOE to accelerate the safe closure of the nuclear facilities at the former Mound Closure Plant in Miamisburg, Ohio, and to transition the site to industrial use. This new Mound Closure Project reported $103.8 million in revenues for the year ended December 31, 2003. This increase was offset by decreases in revenue at Hanford due to the timing of certain delivery efforts.

        Pre-tax profit declined by $11.5 million, or 26.3%, for December 31, 2003 compared to 2002. The decrease in pre-tax profit resulted from a decline in earnings from Kaiser-Hill Company, LLC (Kaiser-Hill). The Federal operating segment recorded $17.0 million of additional earnings in 2002 ($6.7 million net of incentive accruals and related tax expense) from Kaiser-Hill as a result of favorable performance on the Rocky Flats project for the DOE. Kaiser-Hill's performance has increased the likelihood of receiving a larger performance fee upon completion, and therefore the financial results in 2002 reflected this positive performance.

Civil Infrastructure

        Revenues increased for the year ended December 31, 2003 compared to 2002 by $74.5 million, or 9.1%. The increase was primarily attributable to significant growth in our water, wastewater and water resources business, as well as operations and maintenance business. These increases were achieved primarily from the strong performance of both our traditional and design/build North American operations. Market conditions continued to improve domestically as utilities invested in water related facilities. These investments domestically and abroad are driven by population and economic growth in certain regions, and capacity shortfalls and regulatory requirements in other regions. Further, our transportation business has seen some increases in business due to solid federal funding that remains intact, although state and local funding was down.

        Pre-tax profit declined by $0.6 million, or 1.9%, for December 31, 2003 compared to 2002. The decrease was due to project delivery challenges in our operations and maintenance business on certain projects. This decline was offset by revenue improvements, service delivery improvements on design/build projects, additional efficiencies in business development and a reduction of overhead costs in our water, wastewater and water resources business.

Industrial

        Revenues improved slightly for the year ended December 31, 2003 compared to 2002 by $15.5 million, or 4.3%. Lockwood Greene contributed $11.5 million of revenue. Our telecommunications business reported increased revenues as a result of slight improvements in the domestic wireless markets. While the telecommunications industry was still slow to recover on the capital expenditure side, we continued to invest in this business in order to be positioned to compete for work in other sectors of the telecommunications industry. These increases were offset by a decline in revenue primarily attributable to the depressed facility capital spending levels resulting from the recession in the semiconductor industry. The semiconductor industry showed initial signs of recovery at the end of 2003 which resulted in slightly increased workload and bid opportunities.

        Pre-tax loss improved by $1.8 million, or 11.7%, for the year ended December 31, 2003 compared to 2002, of which $0.5 million was related to Lockwood Greene. Pre-tax profit for the year ended December 31, 2002 was negatively impacted by the one time write-off of a $10.0 million equity investment (which is estimated to be $3.6 million, net of incentive compensation accrual reductions and tax benefits). These improvements in the pre-tax loss for the Industrial segment were offset by a decline in our industrial business due to low workload volumes and a competitive market which forced reductions in project margins. Indirect labor costs, which consist of salaries and benefits of all administrative personnel, plus salaries and benefits of technical personnel for hours not spent working on billable client services, decreased as a percent of total labor costs. This decrease in non-billable labor was primarily due to labor reductions related to the decline in the microelectronics industry.

Joint Ventures

        We routinely enter into joint ventures to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. Our largest joint venture is Kaiser-Hill, in which we own a 50% interest. This joint venture is included in our Federal operating segment. Kaiser-Hill's current contract with the DOE, which has been effective since 2000, is a site closure contract and does not have a defined term. We are targeting closure of the site in late 2005 to early 2006. Under the contract, Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed upon site target closure timetable and costs. For every dollar that the DOE saves, Kaiser-Hill receives a fee increase ranging from 20 to 30 cents up to an agreed upon maximum. At the same time, for every dollar the cleanup is over budget, the fee is reduced by 20 to 30 cents down to an agreed upon minimum. The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of our performance.

        The earnings from Kaiser-Hill are reported as equity in earnings of joint ventures and affiliated companies, along with other joint ventures that are individually insignificant. For the years ended December 31, 2004, 2003 and 2002 we reported total equity in earnings of joint ventures and affiliated companies of $29.9 million, $26.9 million and $44.0 million, respectively. The earnings from the Kaiser-Hill joint venture for the years ended December 31, 2004, 2003 and 2002 were $20.3 million, $20.0 million and $36.8 million, respectively. The increase in earnings for 2002 is primarily attributable to the portion of the fee that is impacted by cost estimate reductions as a result of favorable performance on the Rocky Flats project for the DOE. Effectively, Kaiser-Hill's performance to date has increased the likelihood of receiving a larger performance fee upon completion. Therefore, the 2002 financial results were adjusted to reflect this positive performance and we recorded $17.0 million of additional earnings ($6.7 million net of incentive accruals and related tax expense) from Kaiser-Hill.

        During the years ended December 31, 2004, 2003 and 2002, we recognized undistributed earnings from Kaiser-Hill of $2.8 million, $3.6 million and $21.1 million, respectively. Kaiser-Hill's ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the DOE and can be different from the earnings recognized for accounting purposes. As the cleanup of the site progresses toward the targeted closure date of 2006, undistributed earnings could continue to increase if Kaiser-Hill continues to perform at better than cost and schedule targets. This could result in an increase in our investment in Kaiser-Hill, which was $35.2 million and $32.4 million as of December 31, 2004 and 2003, respectively.

Corporate Expenses

        Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts. Corporate expenses for the year ended December 31, 2004 were $14.9 million compared to $9.6 million in 2003 and $8.2 million in 2002. The increases of 55.2% in 2004 and 17.1% in 2003 compared to the prior years were due primarily to an increase in expenses associated with our implementation efforts to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.

Income Taxes

Date	Income Tax Provision	Effective Tax Rate
	(in millions)
2004	$19.3	37.4%
2003	$16.7	41.3%
2002	$22.6	43.3%

        The decrease in the effective tax rate for the year ended December 31, 2004 compared to 2003 was primarily due to an increase in tax benefits realized under the Extraterritorial Income Exclusion (EIE) rules, an increase in the utilization of our foreign tax credits for U.S. income tax purposes and the realization of previously deferred foreign losses. Under the EIE rules, taxpayers may elect to exclude from taxable income certain foreign-related income. Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, non-deductible foreign net operating losses and disallowed portions of meals and entertainment expenses.

        We have presented a claim to the Internal Revenue Service (IRS) relating to the research and experimentation tax credit for the years 1996-2003. Although we are seeking resolution with the IRS, we only recognize tax benefits related to these credits for financial statement purposes when it is probable that such benefits will be realized. The amount of the tax credit claimed is significant, however, the ultimate amount to be realized and the timing of the recognition of the tax credit will depend upon the final resolution with the IRS.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and purchases of stock presented on our internal market. We believe based on our total cash and credit capacity at December 31, 2004 of $195.5 million that we have sufficient resources to fund our operations, any future acquisition and capital expenditure requirements, as well as purchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.

Cash on hand		$55.9
Line of credit capacity	160.0
Issued letters of credit	(20.4)

Net credit capacity available		139.6

Total capacity		$195.5

        We are dependent, however, on the cash flows generated by our subsidiaries and, consequently, on their ability to collect on their respective accounts receivables. Substantially all of our cash flows necessary to meet our operating expenditures are generated by our subsidiaries. The financial condition and operational requirements of our subsidiaries may limit our ability to obtain cash from them.

        Billings and collections on accounts receivable can impact our operating cash flows. We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on this assessment at December 31, 2004, we have deemed the allowance for doubtful accounts to be adequate; however, future economic conditions may adversely impact some of our clients' ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our timing of cash receipts necessary to meet our operating needs.

        Over the last three years we have acquired several companies, the largest being Lockwood Greene in 2003 in which we used $79.9 million of cash, net of cash acquired. We used $4.5 million in cash for our 2004 acquisition of MicroSource.

        We are a professional services organization and, therefore, we do not require significant outflows of cash for capital expenditures. Our capital expenditures are primarily for office equipment and leasehold improvements. Capital expenditures during the years 2004, 2003 and 2002 were $6.8 million, $7.0 million and $6.0 million, respectively. We have a formal operating lease program under which most of our computers and related equipment is procured on an ongoing basis.

        We used $34.2 million in cash for purchases of stock presented on our internal market in 2004 compared to $27.7 million in 2003 and $26.7 million in 2002. Additionally, during the year ended December 31, 2004, our average daily borrowing was $13.8 million under our credit facility for general corporate purposes. In December 2003, we borrowed $47.0 million under our credit facility to ensure sufficient liquidity to close our Lockwood Greene acquisition. These borrowings were repaid from cash flows from operations. It is likely, but uncertain, that we will continue to utilize our credit facility periodically during 2005 depending on the timing of cash receipts and disbursements. There were no amounts outstanding under our line of credit at December 31, 2004 or 2003.

        Our contractual obligations at December 31, 2004 are shown below. Based upon our cash flow from operations and our credit capacity discussed above, we believe that we have or have access to adequate financial resources to fund these contractual obligations and fund our operations in 2005 and beyond, including working capital requirements, capital expenditures and potential future acquisitions or strategic investments.

	Payments due by period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
	(in millions)
Long-term debt	$2.8	$2.2	$1.4	$0.6	$7.0
Operating lease obligations	52.4	77.0	47.7	33.6	210.7

Total	$55.2	$79.2	$49.1	$34.2	$217.7

        During December 2003, we amended our unsecured revolving line of credit to increase the maximum borrowing capacity from $125.0 million to $160.0 million. During June 2004, we amended our unsecured revolving line of credit and extended the expiration date. The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit.

        The credit facility, as amended, expires in July 2008, however, with the lender's consent, the credit facility can be extended for an additional year prior to July 2005. At our option, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate plus 1.00% to 1.75%, or the lender's applicable base rate plus margin of 0.0% to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.20% to 0.35% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.

        The agreement requires us to, among other things, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreement). As of December 31, 2004 we were in compliance with the covenants required by the agreement.

        The agreement also allows us to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At December 31, 2004 and 2003 there were $20.4 million and $40.7 million issued and outstanding letters of credit, respectively.

Off-Balance Sheet Arrangements

        We are party to two lease agreements related to our corporate headquarters and two adjacent buildings. These lease agreements were recently restructured and the new lessors are not variable interest entities (VIEs) as the lessors are considered a business per the definition of revised Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46 (FIN 46R), "Consolidation of Variable Interest Entities." These leases remain operating leases. One of the lease agreements calls for monthly lease payments of approximately $0.4 million through March 3, 2013 and requires that we guarantee a residual value of the facilities for approximately $42.0 million. Upon completion of the lease term, we have the option to purchase the facilities for $53.0 million. The other lease agreement calls for monthly lease payments at a variable interest rate, estimated to be approximately $0.1 million per month, based on current interest rates. The lease agreement requires that we guarantee a residual value of this building of approximately $17.6 million. Upon completion of the lease term, we have the option to purchase the additional building from the lessor for $20.8 million. The lease matures on September 28, 2008 and provides for five one year renewal option.

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

        Commercial commitments outstanding as of December 31, 2004 are summarized below:

	Amount of Commitment Expiration Per Period
Contractual Commitment	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed
	(in millions)
Letters of credit	$19.0	$1.4	$—	$—	$20.4
Residual value guarantees	—	—	17.6	42.0	59.6
Surety bonds	493.2	147.6	35.1	—	675.9

Total	$512.2	$149.0	$52.7	$42.0	$755.9

Insurance

        We carry substantial premium paid, traditional insurance for our business risks including professional liability and general casualty insurance and other coverage which is customary in our industry. We also have surety bond commitments. We believe that we will be able to continue to have access to professional liability and general casualty insurance, as well as surety bonds, with sufficient coverage limits, and on acceptable financial terms necessary to support our business. The cost of such coverage has increased and is expected to continue to increase in the short term. Such cost increases are expected to range annually between 5.0% and 10.0% for various insurance policies and surety bonds. We do not believe that such increases will have a material impact on our business.

        Our current insurance policies include coverage for terrorist acts, except for acts of war. In the future, terrorist act coverage may be limited or expensive to obtain due to the uncertainty of the extension beyond December 2005 of the Terrorism Risk Insurance Act of 2002. While we will attempt to renew our insurance policies without losing terrorism coverage, we do not believe that lack of such coverage would have a material impact on our business and also believe that the commercial insurance market may fill the void in the absence of the current federal program.

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

        Change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and can be reliably estimated. Losses on construction and engineering contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated.

        We have a history of making reasonable estimates of the extent of progress towards completion, total contract revenue and total contract costs on our engineering and construction contracts. However, due to uncertainties inherent in the estimation process, it is possible that actual total contract revenue and completion costs may vary from estimates.

        Below is a description of the three basic types of contracts from which we may earn revenues under the percent complete basis.

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

        A portion of our contracts are operations and maintenance (O&M) type contracts. Typically, these contracts may include fixed and variable components along with incentive fees. Revenue is recognized on O&M contracts on a straight line basis over the life of the contract once we have an arrangement, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

Income Taxes

        In determining net income for financial statement purposes, we must make estimates and judgments in the calculation of tax assets and liabilities and in the determination of the recoverability of the deferred tax assets. The tax assets and liabilities arise from temporary differences between the tax return and the financial statement recognition of revenues and expenses.

        We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our tax provision by recording a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2004 and 2003, we reported a valuation allowance of $6.1 million and $3.2 million, respectively.

        In addition, the calculation of our tax assets and liabilities involves dealing with uncertainties in the application of complex tax regulations. We may recognize a tax asset or adjust taxes payable for anticipated state or federal tax credits, such as those relating to the research and experimentation tax credit.

Pension Benefits

        We have two frozen and one active noncontributory defined benefit pension plans. Our earnings and shareholders' equity may be impacted by these qualified defined benefit plans because FASB Statement of Financial Accounting Standard (SFAS) No. 87, "Employers' Accounting for Pensions," requires that the amounts we record be computed using actuarial valuations. These valuations include many assumptions, but the two most critical assumptions are the discount rate and the expected long-term rate of return on plan assets. We use judgment in selecting these assumptions each year because we have to consider not only current market conditions, but also make judgments about future market trends, changes in the interest rates and equity market performance. We also have to consider factors like the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

        An actual example of how changes in these assumptions can affect our financial statements occurred in 2003. Based on our review of market trends and other factors, we lowered the discount rate assumption to 6.25% for 2003, from 6.95% for 2002. This change, together with other factors such as the effects of the actual return on plan assets, resulted in an adjustment in the shareholders' equity section of our balance sheet to reflect a minimum pension liability adjustment. This adjustment is determined by comparing the accumulated benefit obligation (ABO) to the fair value of plan assets.

The amount by which the ABO exceeds the fair value of plan assets, after adjusting for previously recorded accrued or prepaid pension cost for the plan, must be recorded as a minimum pension liability adjustment, with a corresponding increase in an intangible asset, if appropriate, and a reduction to shareholders' equity. The non-cash after-tax adjustment related to our recording of a minimum pension liability adjustment in 2003 did not impact earnings, but reduced our shareholders' equity by $15.5 million, net of tax.

        In 2004 we lowered the discount rate assumption to 5.90%. The non-cash after-tax adjustment in 2004 was $2.6 million and is reflected in accumulated other comprehensive loss in the consolidated statements of shareholders' equity and comprehensive income. This adjustment is computed each year and may reverse in the future if financial markets improve and interest rates increase, or may increase if financial market performance is less than expected and/or interest rates decline.

New Accounting Standards

        In December 2004, the FASB issued SFAS No. 123 (Revised) "Share-Based Payment," (SFAS No. 123 (R)), which replaces SFAS No. 123 and supercedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) applies to all awards granted after the required effective date, but does not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. SFAS 123(R) also amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Adoption of SFAS 123(R) will require us to record an expense for stock based compensation plans using the fair value method and will have an impact on our financial statements as management has historically recorded compensation expense in accordance with APB No. 25, which requires the recording of an expense for stock based compensation plans based upon the equity investment's fair market value as compared to the purchase price by the employee on the grant date. We will adopt SFAS No. 123(R) on January 1, 2006 and are currently assessing the impact on our consolidated financial statements.

        The American Jobs Creation Act created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside of the U.S. by providing an 85% dividend received deductions from controlled foreign corporations. In December 2004, the FASB issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides accounting and disclosure guidance for this repatriation provision. We have not completed our evaluation of the new repatriation provisions and we do not expect to complete our evaluation until after Congress or the Treasury Department provides additional guidance clarifying key elements of the provision. We expect to complete our evaluation of the effects of these provisions within a reasonable period of time following the publication of additional clarifying language. The range of possible amounts that we are currently considering eligible for repatriation is between zero and $20.0 million, as of December 31, 2004. The related potential range of income tax cannot be reasonably estimated. While we are currently studying the impact of the one-time favorable repatriation provision, it is our intention to continue to indefinitely reinvest our undistributed foreign earnings.

        In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, which was effectively superceded as a result of the issuance of Emerging Issues Task Force (EITF) Consensus No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". While the wording of SAB No. 104 has changed to reflect the issuance of EITF No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. SAB No. 104 applies to our O&M type contracts. SAB No. 104 does not have a material impact on our consolidated financial statements.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which provides guidance on when to consolidate VIEs. In December 2003, the FASB revised FIN 46 with FIN 46R. In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain VIEs. We adopted the provisions of FIN 46R immediately for entities created after December 31, 2003. For entities created before December 31, 2003, we will adopt FIN 46R in the first quarter of 2005, as required.

        We have interests in multiple joint ventures that are considered VIEs under FIN 46R. These entities facilitate the completion of service contracts that are jointly owned with our joint venture partners. These joint ventures are formed to leverage the skills of the respective partners, and include consulting, construction, design, project management and operations and maintenance contracts. Our risk of loss on joint ventures is similar to what our risk of loss would be if the project was self-performed, other than the fact that the risk is shared with our partner(s). Losses, if incurred, on joint venture projects would be reflected in our financial statements as soon as they are known.

        We have classified entities identified as VIEs into two groups, the first of which includes those entities that we will be required to consolidate under the guidance of FIN 46R in the first quarter of 2005 and the second group which includes those entities which we will not be required to consolidate. At December 31, 2004, the assets and liabilities, including minority interest balances, of the identified VIEs that will be consolidated are $43.1 million and $35.7 million, respectively, of which we currently consolidate $5.4 million and $4.2 million, respectively. At December 31, 2004, the assets and liabilities of the identified VIEs that will not be consolidated are $36.0 million and $31.7 million, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

        Interest rates.    Our interest rate exposure is generally limited to our unsecured revolving credit agreement and a building lease agreement that calls for monthly lease payments at a variable interest rate. Historically, we have used short-term variable rate borrowings under the unsecured revolving credit agreement on a limited basis. There were no amounts outstanding under the unsecured revolving credit agreement at December 31, 2004. Our variable lease payments on the building lease agreement are estimated to be approximately $0.1 million per month, based on current interest rates. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows.

Item 8. Financial Statements and Supplementary Data

        Reference is made to the information set forth beginning on page F-1.

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management report on internal control over financial reporting is incorporated herein from page F-2 attached hereto.

Item 9B. Other Information

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The following table shows our directors and executive officers as of December 31, 2004:

Name	Age	Title
Joseph A. Ahearn	68	Acting Chairman of the Board, Vice Chairman of the Board and Senior Vice President
Robert G. Card	52	Senior Vice President
Carolyn Chin	57	Director
William T. Dehn	58	Director
Donald S. Evans	54	Director, President and Group Chief Executive Officer and Senior Vice President
James J. Ferris	61	Director, President and Group Chief Executive Officer and Senior Vice President
Jerry D. Geist	70	Director
Samuel H. Iapalucci	52	Acting Chief Executive Officer, Chief Financial Officer and Executive Vice President
Michael D. Kennedy	55	Director
Susan D. King	48	Director
Ralph R. Peterson	60	Chairman of the Board, President and Chief Executive Officer
David B. Price	59	Director
M. Catherine Santee	43	Director
Thomas G. Searle	51	Director
Nancy R. Tuor	56	Director
Barry L. Williams	60	Director

        See also the information set forth under "Election of Directors," "Continuing Directors" and "Other Executive Officers" in the Proxy Statement, which is incorporated herein by reference.

Item 11. Executive Compensation

        See the information set forth under "Executive Compensation" in the Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        See the information set forth under "Security Ownership of Certain Shareholders and Management" in the Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        None.

Item 14. Principal Accountant Fees and Services

        See the information set forth under "Audit Subcommittee" in the Proxy Statement which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

        Documents Filed as Part of this Report

2.
Financial Statement Schedules

        Financial Statements of Kaiser-Hill Company, LLC as of December 31, 2004 and 2003 and for the three years ended December 31, 2004, 2003 and 2002.

        All financial statement schedules except the one listed above have been omitted because the required information is included in the consolidated financial statements or notes thereto, or because such schedules are not applicable.

  3.
  Exhibits

        The following exhibits are filed as part of this annual report:

        Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of November 29, 1999, by and between CH2M HILL Companies, Ltd. and Lockheed Martin Corporation [certain portions of the Stock Purchase Agreement have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission] filed as Exhibit 2.1 on Form 8-K, on January 5, 2000 (File No. 000-27261)
2.2	Asset Purchase Agreement dated as of November 14, 2003, as amended on December 9, 2003, by and among J.A. Jones, Inc., a Delaware corporation, Lockwood Greene Engineers, Inc., a Massachusetts corporation, Jones Lockwood Greene, L.L.C., a North Carolina limited liability company, Jones LG, L.L.C., a North Carolina limited liability company, Lockwood Greene Systems Corporation, a South Carolina corporation, Lockwood Greene E&C, L.L.C., a South Carolina limited liability company, Lockwood Greene-Puerto Rico, Inc., a Puerto Rico corporation, and Lockwood Greene International, Inc., a South Carolina corporation, and CH2M HILL Companies, Ltd., an Oregon corporation filed as Exhibit 2.1 on Form 8-K, on December 29, 2003 (File No. 000-27261)
2.3	Order approving motion of Lockwood Greene Engineers, Inc. and its debtor subsidiaries for authority (1) to sell substantially all of their assets other than in the ordinary course of business free and clear of liens, claims, encumbrances, and other interests pursuant to 11 U.S.C. Section 363(f), and (2) to assume and assign unexpired leases and executory contracts pursuant to 11 U.S.C. Section 365 filed as Exhibit 2.3 on Form 10-K, on February 24, 2004

Articles of Incorporation and Bylaws

Exhibit Number	Description
3.1	Restated Articles of Incorporation of CH2M HILL Companies, Ltd. filed as Exhibit 3.1 on Amendment No. 2 on Form S-1 to Registration Statement on Form S-3, on August 3, 2001 (File No. 333-60700)
3.2	Restated Bylaws of CH2M HILL Companies, Ltd. filed as Exhibit 3.2 on Amendment No. 2 on Form S-1 to Registration Statement on Form S-3, on August 3, 2001 (File No. 333-60700)

Material Contracts—Management Agreements, Compensatory Plans or Arrangements

Exhibit Number	Description
10.1	CH2M HILL Retirement and Tax-Deferred Savings Plan, as amended and restated effective June 1, 2000 filed as Exhibit 10.1 on Form 10-K, on March 29, 2000
10.2	CH2M HILL Companies, Ltd. 1999 Stock Option Plan, as amended and restated on November 12, 1999 filed as Exhibit 10.3 on Form 10-K, on March 29, 2000
10.3	CH2M HILL Companies, Ltd. Payroll Deduction Stock Purchase Plan as amended and restated effective January 1, 2002 filed as Exhibit 10.4 on Form 10-K, on March 29, 2002
10.4	CH2M HILL Companies, Ltd. Pre-Tax Deferred Compensation Plan effective November 12, 1999 filed as Exhibit 10.5 on Form 10-K, on March 29, 2000
10.5	CH2M HILL Companies, Ltd. After-Tax Deferred Compensation Plan effective November 12, 1999 filed as Exhibit 10.7 on Form 10-K, on March 29, 2000
10.6	Deferred Compensation Retirement Program Arrangement effective December 1, 1995 filed as Exhibit 10.13 on Form 10-K, on March 29, 2000
10.7	Executive Deferred Compensation Program Arrangement effective January 1, 1997 filed as Exhibit 10.14 on Form 10-K, on March 29, 2000
10.8	CH2M HILL Companies, Ltd. 2002 Pre-Tax Deferred Compensation Plan effective November 10, 2000 filed as Exhibit 10.17 on Form 10-K, on March 20, 2001
10.9	CH2M HILL Companies, Ltd. 2002 After-Tax Deferred Compensation Plan effective November 10, 2000 filed as Exhibit 10.19 on Form 10-K, on March 20, 2001
10.10	CH2M HILL Companies, Ltd. Deferred Compensation Retirement Plan effective January 1, 2000 filed as Exhibit 10.21 on Form 10-K, on March 20, 2001
10.11	CH2M HILL Companies, Ltd. Executive Deferred Compensation Plan effective January 1, 2000 filed as Exhibit 10.22 on Form 10-K, on March 20, 2001
10.12	CH2M HILL Companies, Ltd. Deferred Compensation Plan effective January 1, 2001 filed as Exhibit 10.23 on Form 10-K, on March 20, 2001
10.13	CH2M HILL Companies, Ltd. Restricted Stock Policy and Administration Plan effective January 1, 2000 filed as Exhibit 10.25 on Form 10-K, on March 20, 2001
10.14	CH2M HILL Companies, Ltd. Short Term Incentive Plan effective January 1, 2000 filed as Exhibit 10.26 on Form 10-K, on March 20, 2001
10.15	CH2M HILL Companies, Ltd. 2002 Pre-Tax Deferred Compensation Plan effective November 9, 2001 filed as Exhibit 10.27 on Form 10-K, on March 29, 2002
10.16	CH2M HILL Companies, Ltd. 2002 After-Tax Deferred Compensation Plan effective November 9, 2001 filed as Exhibit 10.29 on Form 10-K, on March 29, 2002
10.17	CH2M HILL Companies, Ltd. Long Term Incentive (LTI) Plan effective January 1, 1999 filed as Exhibit 10.32 on Form 10-K, on March 29, 2002
10.18	CH2M HILL Companies, Ltd. 2003 Pre-Tax Deferred Compensation Plan effective November 8, 2002 filed as Exhibit 10.33 on Form 10-K, on March 26, 2003
10.19	CH2M HILL Companies, Ltd. 2003 After-Tax Deferred Compensation Plan effective November 8, 2002 filed as Exhibit 10.35 on Form 10-K, on March 26, 2003

10.20	CH2M HILL Companies, Ltd. Executive Officers Long Term Incentive Plan effective January 1, 2003 subject to shareholder approval at the 2003 Annual Shareholder meeting filed as Exhibit 10.37 on Form 10-K, on March 26, 2003
10.21	CH2M HILL Companies, Ltd. Pre-Tax Deferred Compensation Plan effective January 1, 2004 filed as Exhibit 10.2 on Post Effective Amendment No. 1 to Form S-8 to Registration Statement on Form S-8, on April 21, 2004
10.22	CH2M HILL Companies, Ltd. After-Tax Deferred Compensation Plan effective January 1, 2004 filed as Exhibit 10.3 on Post Effective Amendment No. 1 to Form S-8 to Registration Statement on Form S-8, on April 21, 2004
10.23	CH2M HILL Companies, Ltd. 2004 Stock Option Plan filed as Appendix A on Schedule 14A Definitive Proxy Statement, on March 26, 2004
10.24	CH2M HILL Companies, Ltd. Payroll Deduction Stock Purchase Plan as amended and restated effective January 1, 2004 filed as Appendix B on Schedule 14A Definitive Proxy Statement, on March 26, 2004

Material Contracts—Other

Exhibit Number	Description
10.25	Contract with Neidiger, Tucker, Bruner, Inc., filed as Exhibit 99.1 on Form 8-K, on June 24, 2002
10.26	Contract between Kaiser-Hill Company, LLC, a subsidiary of the Corporation, and the U.S. Department of Energy dated January 24, 2000 filed as Exhibit 10.11 on Form 10-K, on March 29, 2000
10.27	Assignment and Acceptance of $100,000,000 Senior Unsecured Revolving Credit Agreement filed as Exhibit 10.16 on Form 10-K, on March 20, 2001
10.28	$125,000,000 Senior Unsecured Revolving Credit Agreement dated as July 28, 2003, Wells Fargo Bank, National Association, as Agent and Lead Arranger, filed as Exhibit 10.41 on Form 10-Q, on August 8, 2003
10.29	First Amendment to $125,000,000 Senior Unsecured Revolving Credit Agreement dated as December 5, 2003, Wells Fargo Bank, National Association, as Agent and Lead Arranger filed as Exhibit 10.42 on Form 10-K, on February 24, 2004

Code of Ethics

Exhibit Number	Description
*14.1	CH2M HILL Companies, Ltd. Ethics Code for Executive and Financial Officers
Subsidiaries of the Registrant
Exhibit Number	Description
*21.1	Subsidiaries of CH2M HILL Companies, Ltd.
Consent of Experts and Counsel
Exhibit Number	Description
*23.1	Consent of KPMG LLP

Power of Attorney

Exhibit Number	Description
*24.1	Power of Attorney authorizing signature
Rule 13a-14(a)/15d-14(a) Certifications
Exhibit Number	Description
*31.1	Written Statement of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Written Statement of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Section 1250 Certifications
Exhibit Number	Description
*32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
*32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
Additional Exhibits
Exhibit Number	Description
99.1	Internal Market Rules, filed as Exhibit 99 to Registration Statement on Form S-1 on March 15, 1999 (File No. 333-74427)

*
Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of CH2M HILL Companies, Ltd.:

        We have audited the accompanying consolidated balance sheets of CH2M HILL Companies, Ltd. (an Oregon corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CH2M HILL Companies, Ltd. and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Denver, Colorado
February 23, 2005

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CH2M HILL Companies, Ltd:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that CH2M HILL Companies, Ltd. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CH2M HILL Companies, Ltd. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that CH2M HILL Companies, Ltd. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CH2M HILL Companies, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 23, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
February 23, 2005

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$55,885	$30,885
Receivables, net—
Client accounts	302,743	328,323
Unbilled revenue	207,444	154,141
Other	8,139	8,521
Prepaid expenses and other	16,588	15,140

Total current assets	590,799	537,010
Investments in unconsolidated affiliates	58,697	53,492
Property, plant and equipment, net	26,061	25,695
Goodwill	34,780	26,690
Intangible assets, net	33,343	39,676
Other assets, net	34,743	28,688
Deferred income taxes	53,047	34,756

Total assets	$831,470	$746,007

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,813	$2,363
Accounts payable	123,248	146,383
Billings in excess of revenues	88,084	84,642
Accrued incentive compensation	36,975	35,289
Accrued payroll and related liabilities	77,323	74,362
Other employee related liabilities	25,618	22,286
Accrued project costs	54,235	35,980
Other accrued liabilities	75,392	47,419
Current deferred income taxes	18,734	15,115

Total current liabilities	502,422	463,839
Other long-term liabilities	95,008	75,023
Long-term debt	4,190	6,971

Total liabilities	601,620	545,833
Commitments and contingencies (Note 18)
Shareholders' equity:
Preferred stock, Class A $0.02 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,214,918 and 31,023,886 issued and outstanding at December 31, 2004 and 2003, respectively	312	310
Additional paid-in capital	36,968	40,976
Retained earnings	208,019	175,681
Accumulated other comprehensive loss	(15,449)	(16,793)

Total shareholders' equity	229,850	200,174

Total liabilities and shareholders' equity	$831,470	$746,007

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Income
(Dollars in thousands except per share)

	December 31, 2004	December 31, 2003	December 31, 2002
Gross revenue	$2,715,426	$2,154,332	$1,954,943
Operating expenses:
Direct cost of services and overhead	(2,181,762)	(1,721,780)	(1,512,200)
General and administrative	(512,344)	(419,839)	(435,478)

Operating income	21,320	12,713	7,265
Other income (expense):
Equity in earnings of joint ventures and affiliated companies	29,889	26,889	44,040
Gains on equity investment	1,528	—	—
Interest income	973	1,632	1,622
Interest expense	(2,053)	(682)	(625)

Income before provision for income taxes	51,657	40,552	52,302
Provision for income taxes	(19,319)	(16,748)	(22,647)

Net income	$32,338	$23,804	$29,655

Net income per common share:
Basic	$1.03	$0.77	$0.97
Diluted	$1.01	$0.74	$0.94
Weighted average number of common shares:
Basic	31,467,794	31,086,584	30,494,990
Diluted	31,943,460	32,004,245	31,543,927

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount
Balances, December 31, 2001	29,329,519	$293	$49,461	$122,222	$(5,090)	$166,886
Net income				29,655	—	29,655
Other comprehensive income (loss):
Foreign currency translation adjustments				—	2,392	2,392
Minimum pension liability adjustments				—	(14,653)	(14,653)

Comprehensive income				29,655	(12,261)	17,394

Shares issued in connection with stock based compensation and employee benefit plans	2,619,795	26	22,724	—	—	22,750
Shares purchased and retired	(1,689,727)	(16)	(26,713)	—	—	(26,729)

Balances, December 31, 2002	30,259,587	303	45,472	151,877	(17,351)	180,301
Net income				23,804	—	23,804
Other comprehensive income (loss):
Foreign currency translation adjustments				—	1,369	1,369
Minimum pension liability adjustments				—	(811)	(811)

Comprehensive income				23,804	558	24,362

Shares issued in connection with stock based compensation and employee benefit plans	2,992,504	29	23,147	—	—	23,176
Shares purchased and retired	(2,228,205)	(22)	(27,643)	—	—	(27,665)

Balances, December 31, 2003	31,023,886	310	40,976	175,681	(16,793)	200,174
Net income				32,338	—	32,338
Other comprehensive income (loss):
Foreign currency translation adjustments				—	2,477	2,477
Minimum pension liability adjustments				—	(2,552)	(2,552)
Unrealized gains on equity investments				—	1,419	1,419

Comprehensive income				32,338	1,344	33,682

Shares issued in connection with stock based compensation and employee benefit plans	2,668,121	26	27,942	—	—	27,968
Shares issued in conjunction with stock conversion for CH2M HILL Canada, LTD	149,518	2	2,189	—	—	2,191
Shares purchased and retired	(2,626,607)	(26)	(34,139)	—	—	(34,165)

Balances, December 31, 2004	31,214,918	$312	$36,968	$208,019	$(15,449)	$229,850

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)

	December 31, 2004	December 31, 2003	December 31, 2002
Cash flows from operating activities:
Net income	$32,338	$23,804	$29,655
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	15,849	11,126	12,571
Stock-based employee compensation expense	26,576	22,153	25,049
Write-off of equity investment	—	—	10,000
Allowance for uncollectible accounts	951	5,669	6,723
Deferred income tax benefit	(13,942)	(930)	(6,216)
Equity in undistributed earnings of unconsolidated affiliates	(1,127)	(3,649)	(21,100)
Change in current assets and liabilities, net of business acquired—
Receivables and unbilled revenue	(29,134)	(37,712)	(4,339)
Prepaid expenses and other	(9,607)	(4,792)	(2,824)
Accounts payable	(21,562)	27,367	8,771
Billings in excess of revenues	3,944	3,949	(25,343)
Employee related liabilities	7,768	4,001	3,848
Other accrued liabilities	29,533	(12,798)	17,286
Current taxes payable	18,585	(13,026)	12,679
Other	16,681	14,135	(2,647)

Net cash provided by operating activities	76,853	39,297	64,113
Cash flows from investing activities:
Capital expenditures	(6,805)	(6,957)	(5,941)
Investments and acquisitions, net of cash received	(6,804)	(78,890)	(11,945)

Net cash used in investing activities	(13,609)	(85,847)	(17,886)
Cash flows from financing activities:
Borrowing on line of credit	483,100	47,000	—
Payments on line of credit and long-term debt	(485,407)	(49,830)	(3,823)
Purchases and retirements of stock	(34,165)	(27,665)	(26,729)

Net cash used in financing activities	(36,472)	(30,495)	(30,552)
Effect of exchange rate changes on cash	(1,772)	1,492	1,530

Increase (decrease) in cash and cash equivalents	25,000	(75,553)	17,205
Cash and cash equivalents, beginning of year	30,885	106,438	89,233

Cash and cash equivalents, end of year	$55,885	$30,885	$106,438

Supplemental disclosures:
Cash paid for interest	$1,030	$857	$711
Cash paid for income taxes	$15,721	$30,709	$18,629
Minimum pension liability adjustment, net of tax	$2,552	$811	$14,653

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share information)

(1) Summary of business and significant accounting policies

Summary of Business

        CH2M HILL Companies, Ltd. and subsidiaries (CH2M HILL) is a project delivery firm that was founded in 1946. CH2M HILL provides engineering, consulting, design, construction, procurement, operations and maintenance, and program and project management services to federal, state, municipal and local government entities and U.S. federal government agencies, as well as private industry, in the U.S. and internationally. CH2M HILL is an employee-owned Oregon corporation. A substantial portion of professional fees arises from projects that are funded directly or indirectly by government entities.

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

        Change orders are included in total estimated contract revenue when it is probable that the change order will result in additional contract value and can be reliably estimated. Losses on construction and engineering contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated.

        CH2M HILL also performs operations and maintenance (O&M) services. Revenue is recognized on O&M contracts on a straight line basis over the life of the contract once CH2M HILL has an arrangement, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

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

Allowance for Uncollectible Accounts Receivable

        CH2M HILL reduces accounts receivable by estimating an allowance for amounts that may become uncollectible in the future. Management determines the estimated allowance for uncollectible amounts based on management's judgments regarding CH2M HILL's operating performance related to the adequacy of the services performed or products delivered, the status of change orders and claims, experience settling change orders and claims and the financial condition of CH2M HILL's clients, which may be dependent on the type of client and current economic conditions that the client may be subject to.

Income Taxes

        CH2M HILL accounts for income taxes utilizing an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax effects of events that have been recognized in the financial statements or tax returns. In estimating future tax consequences, CH2M HILL generally considers all expected future events other than enactment of changes in the tax laws or rates. Deferred tax assets and liabilities are determined based on the difference between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which differences are expected to reverse. Annually, CH2M HILL determines the amount of undistributed foreign earnings invested indefinitely in its foreign operations. Deferred taxes are not provided on those earnings.

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

Goodwill and Intangible Assets

        CH2M HILL may acquire goodwill or other intangible assets in business combinations which are accounted for using the purchase method of accounting. Intangible assets are stated at fair value as of the date acquired in a business combination. CH2M HILL amortizes identifiable intangible assets with finite lives over their expected useful lives ranging from one to seven years. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of the intangible asset, such as goodwill or tradenames, management has determined that intangible assets have an indefinite life and therefore they are not amortized.

        Goodwill and other intangible assets are reviewed for impairment on an annual basis or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Impairments are calculated as the difference between the carrying value and the estimate of fair value.

Derivative Instruments and Hedging Activities

        Occasionally, CH2M HILL enters into derivative financial transactions to hedge the effects of exchange rate changes on cash exposures from receivables and payables denominated in foreign currencies. CH2M HILL does not enter into derivative transactions for speculative or trading purposes. Management recognizes derivative transactions on the accompanying consolidated balance sheets at fair value. Changes in the derivative's fair value are recognized in other comprehensive income or loss until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value is recognized in earnings. Recognized gains or losses on derivatives entered into to manage foreign exchange risk are included in the accompanying consolidated statements of income and were minimal for the year ended December 31, 2004.

Comprehensive Income

        Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability adjustments, net of tax, and unrealized gains on equity investments and hedge transactions, net of tax. Taxes are not provided on the foreign currency translation gains and losses as deferred taxes are not provided on the unremitted earnings of the foreign subsidiaries to which they relate. These components are included in the accompanying consolidated statements of shareholders' equity and comprehensive income or loss.

        CH2M HILL holds a common stock investment in a company which became publicly listed on a Korean stock exchange during the first quarter of 2004. This investment is classified as available for sale and is included in investments in unconsolidated affiliates on the accompanying consolidated balance sheet with any unrealized gains or losses included in shareholders' equity as a component of other comprehensive loss. At December 31, 2004, the fair value of the investment was $2,319 and the corresponding unrealized gain in comprehensive income was $1,419, net of tax. For the year ended December 31, 2004, CH2M HILL received proceeds of $1,937 on various sales of this investment and recognized gains of $1,528 which are included in other income in the accompanying consolidated statements of income.

        The after-tax components comprising accumulated other comprehensive loss for December 31 are as follows:

	2004	2003
Foreign currency translation adjustment	$1,148	$(1,329)
Minimum pension liability adjustment	(18,016)	(15,464)
Unrealized gain on investment	1,419	—

	$(15,449)	$(16,793)

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

Concentrations of Credit Risk

        Financial instruments which potentially subject CH2M HILL to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. CH2M HILL's cash and cash equivalents are maintained in accounts held primarily in the U.S. with some accounts held by major banks and financial institutions located in Europe, Canada and Asia. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base, which includes the U.S. federal government, various state and municipalities and a variety of U.S. and foreign corporations operating in a broad range of industries and geographic areas.

        Contracts with the U.S. federal government and its prime contractors usually contain standard provisions for permitting the government to modify, curtail or terminate the contract for convenience of the government or such prime contractors if program requirements or budgetary constraints change. Upon such a termination, CH2M HILL is generally entitled to recover costs incurred, settlement expenses and profit on work completed prior to termination.

Stock-Based Compensation Plans

        At December 31, 2004, CH2M HILL has several stock-based employee compensation plans, which are described in Note 14. CH2M HILL accounts for these plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB), Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The following table illustrates the pro-forma effect on net income and earnings per share if CH2M HILL had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	2004	2003	2002
Net income, as reported	$32,338	$23,804	$29,655
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	16,267	13,558	15,330
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(17,475)	(14,764)	(16,541)

Pro-forma net income	$31,130	$22,598	$28,444

Earnings per share:
Basic—as reported	$1.03	$0.77	$0.97

Basic—pro forma	$0.99	$0.73	$0.93

Diluted—as reported	$1.01	$0.74	$0.94

Diluted—pro forma	$0.97	$0.71	$0.90

New Accounting Standards

        In December 2004, the FASB issued SFAS No. 123 (Revised) "Share-Based Payment," which replaces SFAS No. 123 and supercedes APB No. 25, "Accounting for Stock Issued to Employees". SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) applies to all awards granted after the required effective date, but does not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. SFAS 123(R) also amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Adoption of SFAS 123(R) will require CH2M HILL to record an expense for stock based compensation plans using the fair value method and will have an impact on CH2M HILL's financial statements as management has historically recorded compensation expense in accordance with APB No. 25, which requires the recording of an expense for stock based compensation plans based upon the equity investment's fair market value as compared to the purchase price by the employee on the grant date. CH2M HILL will adopt SFAS No. 123(R) on January 1, 2006 and management is currently assessing the impact on CH2M HILL's consolidated financial statements.

        The American Jobs Creation Act created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside of the U.S. by providing an 85% dividend received deductions from controlled foreign corporations. In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides accounting and disclosure guidance for this repatriation provision. CH2M HILL has not completed its evaluation of the new repatriation provisions and does not expect to complete its evaluation until after Congress or the Treasury Department provides additional guidance clarifying key elements of the provision. CH2M HILL expects to complete its evaluation of the effects of these provisions within a reasonable period of time following the publication of additional clarifying language. The range of possible amounts that management is currently considering eligible for repatriation is between zero and $20,000, as of December 31, 2004. The related potential range of income tax cannot be reasonably estimated. While management is currently studying the impact of the one-time favorable repatriation provision, it is management's intention to continue to indefinitely reinvest our undistributed foreign earnings.

        In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, which was effectively superceded as a result of the issuance of Emerging Issues Task Force (EITF) Consensus No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". While the wording of SAB No. 104 has changed to reflect the issuance of EITF No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. SAB No. 104 applies to CH2M HILL's O&M type contracts. SAB No. 104 does not have a material impact on CH2M HILL's consolidated financial statements.

        In January 2003, the FASB issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities," which provides guidance on when to consolidate variable interest entities (VIEs). In December 2003, the FASB revised FIN 46 with FIN 46R. In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain VIEs. CH2M HILL adopted the provisions of FIN 46R immediately for entities created after December 31, 2003. For entities created before December 31, 2003, CH2M HILL will adopt FIN 46R in the first quarter of 2005, as required.

        CH2M HILL has interests in multiple joint ventures that are considered VIEs under FIN 46R. These entities facilitate the completion of service contracts that are jointly owned with CH2M HILL's joint venture partners. These joint ventures are formed to leverage the skills of the respective partners, and include consulting, construction, design, project management and operations and maintenance contracts. CH2M HILL's risk of loss on joint ventures is similar to what the risk of loss would be if the project was self-performed, other than the fact that the risk is shared with CH2M HILL's partner(s). Losses, if incurred, on joint venture projects would be reflected in CH2M HILL's financial statements as soon as they are known.

        CH2M HILL has classified entities identified as VIEs into two groups, the first of which includes those entities that CH2M HILL will be required to consolidate under the guidance of FIN 46R in the first quarter of 2005 and the second group which includes those entities which CH2M HILL will not be required to consolidate. At December 31, 2004, the assets and liabilities, including minority interest balances, of the identified VIEs that will be consolidated are $43,070 and $35,680 respectively, of which CH2M HILL currently consolidates $5,441 and $4,193, respectively. At December 31, 2004, the assets and liabilities of the identified VIEs that will not be consolidated are $36,024 and $31,749, respectively.

(2) Accounts receivable

        The U.S. federal government accounted for 27% of CH2M HILL's net receivables at December 31, 2004 and 22% at December 31, 2003. Receivables are stated at net realizable values. The changes in the allowance for uncollectible accounts consist of the following:

	2004	2003	2002
Balance at beginning of year	$12,220	$7,117	$3,633
Provision charged to expense	951	5,669	6,723
Accounts written off	(5,624)	(566)	(3,239)
Accounts allowed for in prior years recovered in current year	(3,630)	—	—

Balance at end of year	$3,917	$12,220	$7,117

(3) Investments in unconsolidated affiliates

        CH2M HILL routinely enters into joint ventures to service the needs of its clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. CH2M HILL accounts for its investments in affiliated unconsolidated companies using the equity method of accounting. As of December 31, 2004 and 2003, the investments in unconsolidated affiliates were approximately $58,697 and $53,492, respectively. CH2M HILL's proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies on the accompanying consolidated statements of income. CH2M HILL has the following significant investments in affiliated unconsolidated companies accounted for under the equity method of accounting:

% Ownership
Domestic:
Kaiser-Hill Company, LLC	50%
Milwaukee Transportation Partners, LLC	50%

Pizzagalli/CCI Joint Venture	50%
Wallbridge Aldinger/CH2M HILL Team, a Joint Venture	50%
Holm II, Inc./CH2M HILL Constructors, Inc.	50%
OMI/Thames Water Stockton, Inc.	50%
Stockton D/B Joint Venture	50%
AGVIQ-CH2M HILL Joint Venture	49%
CH2M HILL/VT Griffin	49%
Parsons CH2M HILL Program Management Consultants	45%
BPC Airport Partners Joint Venture	34%
Kakivik Asset Management	33%
Johnson Controls-Hill, LLC	25%
Washington-IDC	24%
Foreign:
CH2M HILL BECA, Ltd.	50%
CH2M PB JV, Pte	50%
CHDE Water	50%
CHBM Water Joint Venture	50%
CH2M HILL/Parsons, a Joint Venture	50%
CH2M HILL Canada, Ltd.	49%
BTC Group	33%

        CH2M HILL's largest joint venture is Kaiser-Hill Company, LLC (Kaiser-Hill), in which CH2M HILL owns a 50% interest. Kaiser-Hill's revenues are derived from the U.S. Department of Energy's (DOE) Performance Based Integrating Management Contract for the Rocky Flats Closure Project in Golden, Colorado. Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed upon site target closure costs. The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of Kaiser-Hill's performance.

        During the years ended December 31, 2004, 2003 and 2002, CH2M HILL recognized undistributed earnings from Kaiser-Hill of $2,830, $3,649 and $21,107, respectively. Kaiser-Hill's ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the DOE and can be different from the earnings recognized for accounting purposes. As the cleanup of the site progresses toward the targeted closure date of 2006, undistributed earnings, and therefore the investment balance, could continue to increase if Kaiser-Hill continues to perform at better than cost and schedule targets. As of December 31, 2004 and 2003, the investment in Kaiser-Hill was $35,246 and $32,416, respectively.

        During December 2004, CH2M HILL issued 149,518 shares of common stock in exchange for certain outstanding shares of non-voting preferred stock in CH2M HILL Canada, LTD. This exchange resulted in an increase to additional paid in capital of $2,189.

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

        Summarized unaudited financial information for CH2M HILL's unconsolidated affiliates is as follows:

	December 31,
	2004	2003
FINANCIAL POSITION:
Current assets	$223,930	$180,232
Noncurrent assets	148,353	140,365

	$372,283	$320,597

Current liabilities	$188,578	$192,214
Noncurrent liabilities	67,527	30,123
Owners' equity	116,178	98,260

	$372,283	$320,597

	Year Ended December 31,
	2004	2003	2002
RESULTS OF OPERATIONS:
Revenues	$922,251	$933,989	$964,647
Direct costs	835,478	860,019	851,542

Gross margin	86,773	73,970	113,105
General and administrative expenses	26,142	20,907	23,102

Operating income	60,631	53,063	90,003
Other income (expense), net	(737)	358	92

Net income	$59,894	$53,421	$90,095

(4) Property, plant and equipment

        Property, plant and equipment consist of the following:

	December 31,
	2004	2003
Land	$1,375	$1,375
Building and land improvements	4,113	4,029
Furniture, fixtures and equipment	45,236	39,673
Leasehold improvements	14,194	12,393

	64,918	57,470
Less: Accumulated depreciation	(38,857)	(31,775)

Net property, plant and equipment	$26,061	$25,695

        The depreciation expense reflected in the accompanying consolidated statements of income totaled $7,170 in 2004, $5,832 in 2003 and $6,834 in 2002.

(5) Other assets

        Other assets consist of the following:

	December 31,
	2004	2003
Employee benefit plan assets	$28,285	$24,060
Other	6,458	4,628

Total other assets, net	$34,743	$28,688

(6) Acquisitions

        During 2004, CH2M HILL acquired certain assets and liabilities of the following entities for a total cost of $5,174, which was paid for in cash:

  •
  MicroSource, Inc. (MicroSource), a managed network service provider

  •
  Frontline Telecom, Ltd, a telecom network implementation and servicing company located in the United Kingdom

        The goodwill associated with these transactions was $1,865, all of which was allocated to the Industrial operating segment. Other finite-lived intangible assets recognized as part of these transactions amounted to $2,241. The MicroSource acquisition has maximum contingent payments of $1,750, which become due based upon achieving certain operating results over 2005 through 2009.

        In December 2003, CH2M HILL acquired substantially all of the assets and assumed certain liabilities of Lockwood Greene Engineers, Inc., (Lockwood Greene). Lockwood Greene is an engineering and construction firm focused on national and multi-national industrial clients throughout the U.S. and certain countries in Europe, Latin America and Asia. CH2M HILL completed the acquisition for total consideration of approximately $100,191. The purchase price, net of cash acquired, was financed through CH2M HILL's working capital and borrowings under CH2M HILL's unsecured revolving line of credit. Goodwill in the amount of $32,915 was recorded as part of the purchase because CH2M HILL paid a premium over the fair market value of the net assets acquired, including identifiable intangible assets. Other finite-lived intangible assets recognized as part of this transaction amounted to $2,002. Goodwill related to this acquisition was allocated to the Industrial operating segment.

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

  •
  Facilities West, Inc., a facilities management business based in Arizona

  •
  EHS Consultants Limited, an environmental services firm based in Hong Kong

        Finite-lived intangible assets recognized in these transactions amounted to $9,204, of which $5,647 was recognized in the Federal operating segment, while $3,557 was recognized in the Industrial operating segment. There were no contingent payments related to these acquisitions.

        Supplemental cash flow information for the year ended December 31, for these acquisitions is:

	2004	2003	2002
Details of acquisitions:
Fair value of assets	$7,845	$176,645	$21,404
Liabilities	704	76,454	9,103

Cash paid	7,141	100,191	12,301
Less cash acquired	702	20,294	706

Net cash paid for acquisitions	$6,439	$79,897	$11,595

(7) Goodwill and intangible assets

        Intangible assets with finite lives consist of the following:

	Cost	Accumulated Amortization	Net finite-lived intangible assets
December 31, 2004
Contracts-in-place	$26,594	$(18,640)	$7,954
Patents and trademarks	5,219	(2,346)	2,873
Contracted backlog	2,947	(1,611)	1,336
Non-compete agreements and other	2,330	(1,476)	854

Total finite-lived intangible assets	$37,090	$(24,073)	$13,017

December 31, 2003
Contracts-in-place	$26,751	$(14,552)	$12,199
Patents and trademarks	5,219	(836)	4,383
Contracted backlog	1,545	—	1,545
Non-compete agreements and other	1,334	(611)	723

Total finite-lived intangible assets	$34,849	$(15,999)	$18,850

        The contracts-in-place are being amortized on a straight-line basis over the total life of the contracts of one to seven years. The other intangible assets are being amortized over their expected useful lives of one to six years. The amortization expense reflected in the accompanying consolidated statements of income totaled $8,599 in 2004, $5,260 in 2003 and $4,527 in 2002. These intangible assets are expected to be fully amortized in 2010. The estimated amortization expense related to these intangible assets is:

2005	$7,950
2006	3,934
2007	799
2008	125
2009	118
Thereafter	91

$13,017

        Indefinite-lived intangible assets consist of the following:

	December 31,
	2004	2003
Goodwill	$34,780	$26,690
Tradename	20,326	20,826

Total indefinite-lived intangible assets	$55,106	$47,516

        The initial purchase price and fair value estimates recorded for the December 2003 acquisition of Lockwood Greene were adjusted during the year ended December 31, 2004 to reflect changes in working capital pursuant to the provisions of the terms and conditions of the purchase agreement. Additionally, the acquisition of MicroSource resulted in an increase to goodwill for the year ended December 31, 2004 discussed above in Note 6.

        These indefinite lived intangible assets were reviewed for impairment during the year ended December 31, 2004. Management's review of the recoverability of these intangible assets indicated that there was no impairment of goodwill. Management wrote off $500 related to a tradename no longer being utilized during the year ended December 31, 2004.

(8) Fair value of financial instruments

        The estimated fair value of CH2M HILL's financial instruments as of December 31 are as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$55,885	$55,885	$30,885	$30,885
Liabilities:
Long-term debt, including current portion	7,003	7,332	9,334	9,917

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

(9) Line of credit

        During December 2003, CH2M HILL amended its unsecured revolving line of credit to increase the maximum borrowing capacity from $125,000 to $160,000. During June 2004, CH2M HILL amended its unsecured revolving line of credit and extended the expiration date. The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit. During the year ended December 31, 2004, CH2M HILL's average daily borrowing was $13,794 under this credit facility for general corporate purposes. There were no amounts outstanding under the line of credit at December 31, 2004 or 2003.

        The credit facility, as amended, expires in July 2008, however, with the lender's consent, the credit facility can be extended for an additional one year prior to July 2005. At the option of CH2M HILL, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate plus 1.00% to 1.75%, or the lender's applicable base rate plus margin of 0.0% to 0.25% based on CH2M HILL's ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.20% to 0.35% per year on the unused portion of the line of credit is payable based on CH2M HILL's ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.

        The agreement requires CH2M HILL to, among other things, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreement). As of December 31, 2004, CH2M HILL was in compliance with the covenants required by the agreement.

        The agreement also allows CH2M HILL to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At December 31, 2004 and 2003, there were $20,382 and $40,680 issued and outstanding letters of credit, respectively.

(10) Long-term debt

        CH2M HILL may repurchase shares from shareholders upon termination of employment or affiliation by issuing interest-bearing notes. The total amount outstanding for notes payable to former shareholders at December 31, 2004 and 2003 was $2,609 and $4,315, respectively. The interest rate on the notes is adjusted annually (on the anniversary dates of the notes) to 3/4 of the U.S. Federal Reserve Discount Rate on the first business day of each calendar year. For 2004, the interest rate on the notes was 1.50%. The notes are unsecured and payable in varying annual installments through 2009.

        As part of the Gee & Jensen acquisition, CH2M HILL issued a $1,000 note payable to a former shareholder, which was paid in January 2005. In addition, CH2M HILL assumed a mortgage note on a building, which matures in 2010 and bears interest at a fixed rate of 9.4%. The principal balance of the mortgage note as of December 31, 2004 is $2,803.

        At December 31, 2004, future minimum principal payments on notes payable are as follows:

Year Ending
2005	$2,813
2006	1,308
2007	901
2008	726
2009	675
Thereafter	580

$7,003

(11) Operating lease obligations

        CH2M HILL has entered into certain noncancellable leases, which are being accounted for as operating leases. At December 31, 2004, future minimum operating lease payments are as follows:

Year Ending
2005	$52,382
2006	42,597
2007	34,363
2008	27,128
2009	20,613
Thereafter	33,567

$210,650

        CH2M HILL is party to two lease agreements related to the corporate headquarters and two adjacent buildings. These lease agreements were recently restructured and the new lessors are not VIEs as the lessors are considered a business per the definition of FIN 46R. These leases remain operating leases. One of the lease agreements calls for monthly lease payments of approximately $400 through March 3, 2013 and requires that CH2M HILL guarantee a residual value of the facilities for approximately $42,000. Upon completion of the lease term, CH2M HILL has the option to purchase the facilities for $53,000. The other lease agreement calls for monthly lease payments at a variable interest rate, estimated to be approximately $100 per month, based on current interest rates. The lease agreement requires that CH2M HILL guarantee a residual value of this building of approximately $17,600. Upon completion of the lease term, CH2M HILL has the option to purchase the additional building from the lessor for $20,800. The lease matures on September 28, 2008 and provides for five one year renewal option.

        Rental expense charged to operations was $69,668, $60,560 and $56,949 during 2004, 2003 and 2002, respectively. Certain of CH2M HILL's operating leases contain provisions for a specific rent-free period. CH2M HILL accrues rental expense during the rent-free period based on total expected rent payments to be made over the life of the related lease.

(12) Income taxes

        Income from continuing operations before income taxes for the year ended December 31 includes the following:

	2004	2003	2002
U.S. income	$42,169	$46,232	$58,897
Foreign income (loss)	9,488	(5,680)	(6,595)

Income before taxes	$51,657	$40,552	$52,302

        The provision for income taxes for the year ended December 31 is comprised of the following:

	2004	2003	2002
Current income tax expense:
Federal	$23,749	$13,238	$23,252
Foreign	5,299	2,019	1,357
State and local	4,213	2,421	4,254

Total current taxes	33,261	17,678	28,863

Deferred tax expense (benefit):
Federal	(11,850)	(787)	(5,263)
State	(2,092)	(143)	(953)

Total deferred tax expense (benefit)	(13,942)	(930)	(6,216)

Total tax expense	$19,319	$16,748	$22,647

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to CH2M HILL's effective income tax rate for the year ended December 31 were as follows:

	2004	2003	2002
Pretax income	$51,657	$40,552	$52,302
Federal statutory rate	35%	35%	35%

Expected tax expense	18,080	14,193	18,306
Reconciling items:
State income taxes	1,372	1,498	2,765
Permanent expenses, exclusions and credits	1,061	2,668	1,598
Foreign operating losses	(1,355)	85	1,656
Other	161	(1,696)	(1,678)

Provision for income taxes	$19,319	$16,748	$22,647

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 were as follows:

	2004	2003
Deferred tax assets:
Foreign net operating loss carryforwards	$6,894	$3,182
Accrued employee benefits	53,929	42,326

Total deferred tax assets	60,823	45,508
Valuation allowance	(6,077)	(3,182)

Net deferred tax assets	54,746	42,326

Deferred tax liabilities:
Deferred recognition of income until collection occurs	2,036	12,596
Investments in affiliates	6,844	3,550
Depreciation and amortization	11,553	6,539

Total deferred tax liabilities	20,433	22,685

Net deferred tax asset	$34,313	$19,641

        A valuation allowance is required to be established for those deferred tax assets that it is more likely than not that they will not be realized. The above valuation allowances relate to foreign net operating losses of $23,257 and $9,600 for the years ended December 31, 2004 and 2003, respectively. Taxable income within the applicable foreign subsidiary are required in order for the deferred tax asset to be realized. The foreign net operating losses can be carried forward for varying terms depending on the foreign jurisdiction.

        Undistributed earnings of CH2M HILL's foreign subsidiaries amounted to approximately $19,422 at December 31, 2004. Those earnings are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, CH2M HILL would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to reduce the resulting U.S. tax liabilities.

        At December 31, 2004, CH2M HILL had a net operating loss (NOL) for federal and state income tax purposes of $1,537, which may be available to offset future taxable income and expires in 2024. This NOL is solely attributable to one of CH2M HILL's consolidated subsidiaries. Management believes that based on the subsidiary's earnings and projected future earnings, no valuation allowance is necessary at December 31, 2004.

        The American Jobs Creation Act created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside of the U.S. by providing an 85% dividend received deductions from controlled foreign corporations. In December 2004, the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs

Creation Act of 2004," which provides accounting and disclosure guidance for this repatriation provision. CH2M HILL has not completed its evaluation of the new repatriation provisions and does not expect to complete its evaluation until after Congress or the Treasury Department provides additional guidance clarifying key elements of the provision. CH2M HILL expects to complete its evaluation of the effects of these provisions within a reasonable period of time following the publication of additional clarifying language. The range of possible amounts that management is currently considering eligible for repatriation is between zero and $20,000, as of December 31, 2004. The related potential range of income tax cannot be reasonably estimated. While management is currently studying the impact of the one-time favorable repatriation provision, it is management's intention to continue to indefinitely reinvest our undistributed foreign earnings.

(13) Earnings per share

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

        A reconciliation of basic and diluted EPS for the year ended December 31 follows (in thousands, except per share amounts):

	2004	2003	2002
Numerator:
Net Income	$32,338	$23,804	$29,655

Denominator:
Basic income per share—weighted-average shares outstanding	31,468	31,087	30,495
Dilutive effect of common stock equivalents	475	917	1,049

Diluted income per share—adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	31,943	32,004	31,544

Basic net income per share	$1.03	$0.77	$0.97

Diluted net income per share	$1.01	$0.74	$0.94

(14) Employee benefit plans

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

        Participants of the 401(k) Plan are, at all times, 100% vested in the employee contribution account. Amounts allocated to a participant's defined contribution account and matching contribution account generally vest over six years of completed service.

        Expenses related to defined contributions made in common stock for the 401(k) Plan for 2004, 2003 and 2002 were $8,309, $7,947 and $7,486, respectively.

Deferred Compensation Plans

        CH2M HILL has several nonqualified deferred compensation programs that provide benefits payable to officers and certain highly compensated employees at specified future dates, upon retirement, or death. Both the Deferred Compensation Plan (DCP) and the Executive Deferred Compensation Plan (EDCP) utilize a rabbi trust arrangement. During the years ended December 31, 2004, 2003 and 2002, a total of 564,380 shares, 740,575 shares and 762,444 shares, respectively, were contributed by employees to the deferred compensation plans. The DCP provides for participants to elect to defer their base pay and incentive pay, in cash or common stock, on a pre-tax basis. The EDCP serves two purposes. It allows CH2M HILL the opportunity to provide a company match for compensation deferrals made by highly compensated employees, whose 401(k) Plan contributions are limited by the Employee Retirement Income Security Act (ERISA). It is also used by CH2M HILL to provide additional retirement benefits for certain of its senior executives at levels to be determined from time-to-time by the Board of Directors. The deferred compensation plans have several hypothetical investment options that a participant may choose to invest the cash portion of their deferred compensation. Each hypothetical investment option is based on an investment fund that is similar to the 401(k) Plan. All deferrals of common stock must remain invested in common stock and are distributed in common stock.

        The Deferred Compensation Retirement Plan (DCRP) provides that CH2M HILL will pay an additional retirement benefit to certain of its senior executives, if they retire from CH2M HILL on or after age 65. The amount of the DCRP benefit, which may change from time-to-time based on the decision of the Board of Directors of CH2M HILL, currently is equal to 50% of the participant's base salary in effect as of January 1, 2003 minus the value of the offsetting retirement benefits paid by CH2M HILL under other plans. Prior to 2003, the DCRP benefit was funded through the cash surrender value of the then existing split dollar life insurance policies. The method of funding the DCRP benefit changed effective January 1, 2003 to ensure our compliance with the regulatory requirements of the Sarbanes-Oxley Act (SOX). The split dollar life insurance policies and any premium payments thereunder have been frozen in 2002, pursuant to the requirements of SOX. For the year ended December 31, 2004, CH2M HILL expensed $278 for the anticipated DCRP benefit obligations. Because the previously anticipated funding mechanism for the DCRP is no longer available, CH2M HILL does not anticipate that participation in the plan will expand beyond its current participants.

        At December 31, 2004 and 2003, the liability under the deferred compensation plans amounted to $23,389 and $16,963, respectively, and is included in other long-term liabilities. To assist in funding the deferred compensation liabilities, CH2M HILL has invested in corporate-owned life insurance policies. The cash surrender value of these policies included in other assets was $28,285 and $24,060 at December 31, 2004 and 2003, respectively.

2004 Stock Option Plan

        CH2M HILL's 2004 Stock Option Plan was approved by the Board of Directors on February 13, 2004 to reserve 5,000,000 shares of CH2M HILL common stock for issuance upon exercise of stock options granted under this plan. Stock options are granted at an exercise price equal to the fair market value of CH2M HILL's common stock at the date of grant. Stock options granted generally become exercisable 25%, 25% and 50% after one, two and three years, respectively, and have a term of five years from date of grant. There were no grants of options under the 2004 Stock Option Plan during the year ended December 31, 2004.

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

        The following table summarizes the activity relating to stock options:

	Stock Options	Weighted-Average Exercise Price
Stock Options:
Options outstanding, December 31, 2001	4,054,539	6.13
Granted	1,069,135	11.22
Exercised	(410,774)	4.76
Forfeited	(109,857)	8.29

Options outstanding, December 31, 2002	4,603,043	7.39
Granted	1,180,138	11.89
Exercised	(1,150,223)	4.89
Forfeited	(171,061)	9.80

Options outstanding, December 31, 2003	4,461,897	9.13
Granted	1,124,163	12.32
Exercised	(1,181,568)	5.55
Forfeited	(215,803)	9.99

Options outstanding, December 31, 2004	4,188,689	10.96

        The estimated fair values of stock options granted during 2004, 2003 and 2002 were $923, $863 and $988, respectively, and were estimated using the minimum value method with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate	2.15%	2.01%	2.23%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	4.37 Years	3.83 Years	3.87 Years
Expected volatility	0.001%	0.001%	0.001%

        The following table summarizes information about stock options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 4.31-$ 9.75	1,077,867	0.78 Years	$8.46	1,077,867	$8.46
$10.10-$11.88	1,034,340	2.22 Years	11.22	520,716	11.14
$11.89-$12.03	989,419	3.14 Years	11.89	241,461	11.89
$12.07-$14.65	1,087,063	4.21 Years	12.33	138	12.07

	4,188,689	2.58 Years	10.96	1,840,182	9.67

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

        During the years ended December 31, 2004, 2003 and 2002, a total of 817,358 shares, 904,476 shares and 870,531 shares, respectively, were issued under the PDSPP, for total proceeds of $9,503, $9,714 and $8,921, respectively.

        The estimated fair values of shares attributable to the PDSPP during 2004, 2003 and 2002 were $1,052, $1,108 and $1,023, respectively, and were estimated using the minimum value method with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate	2.67%	1.20%	1.45%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	0.25 Years	0.25 Years	0.25 Years
Expected volatility	0.001%	0.001%	0.001%

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

        During the years ended December 31, 2004, 2003 and 2002, a total of 36,069, 87,342 and 148,894 phantom stock units, respectively, were granted under the Phantom Stock Plan. At December 31, 2004, there were 189,624 units that remained outstanding.

        The fair values of the units granted under the Phantom Stock Plan during 2004, 2003 and 2002 were $12.07, $11.89 and $11.21, respectively.

        Expenses related to the Phantom Stock Plan amounted to $427, $1,005 and $1,319 in 2004, 2003 and 2002, respectively.

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

        During the years ended December 31, 2004, 2003 and 2002, a total of 114,625, 118,387 and 113,100 SARs, respectively, were granted. At December 31, 2004, there were 338,878 SARs that remained outstanding.

        The estimated fair values of SARs granted during 2004, 2003 and 2002 were $12.53, $11.89 and $11.27, respectively.

        Expenses related to the SAR Plan amounted to $242, $333 and $611 in 2004, 2003 and 2002, respectively.

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

        During the years ended December 31, 2004, 2003 and 2002, a total of 869,109 shares, 943,907 shares and 1,170,676 shares, respectively, were issued under the STIP.

        The fair values of the shares issued under the STIP during 2004, 2003 and 2002 were $12.07, $11.89 and $11.21, respectively.

        Expenses related to common stock awards under the STIP amounted to $12,069, $9,261 and $10,721 in 2004, 2003 and 2002, respectively.

Long Term Incentive Plan

        In January 1999, CH2M HILL established the Long Term Incentive Plan (LTIP) to reward certain executives, project managers, and technologists for the creation of value in the organization through the achievement of specific long-term (3 year) goals of earnings growth and strategic initiatives for CH2M HILL, as well as individual goals. The Board of Directors of CH2M HILL determines which employees are eligible to participate in the LTIP in any program year and a new plan is established each year.

        During the years ended December 31, 2004 and 2003, a total of 208,667 shares and 641,936 shares, respectively, were issued under the LTIP at a fair value of $12.07 and $11.89, respectively.

        Expenses related to common stock awards under the LTIP amounted to $4,667, $3,606 and $5,185 in 2004, 2003 and 2002, respectively.

Restricted Stock Plan

        In January 2000, CH2M HILL established the Restricted Stock Plan which provides eligible individuals with added incentives to continue in the long-term service of CH2M HILL. The awards are made for no consideration and generally vest over a three-year period. Compensation expense is measured by the market value of the shares on the grant date and is generally spread over the three-year vesting period. The unamortized compensation expense is included in shareholders' equity on the accompanying consolidated balance sheets.

        During the years ended December 31, 2004, 2003 and 2002, a total of 186,161 shares, 27,498 shares and 33,062 shares, respectively, were issued under the Restricted Stock Plan. At December 31, 2004, there were 205,755 shares that remained restricted.

        The weighted-average fair values of the shares issued under the Restricted Stock Plan during 2004, 2003 and 2002 were $12.22, $11.92 and $11.43, respectively.

        The amount of compensation expense recognized under the Restricted Stock Plan was $973, $218 and $152 for the year ended December 31, 2004, 2003 and 2002, respectively.

(15) Other employee benefits

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

        The investment philosophy for the plans is based on a conservative balanced asset approach allocated primarily between equity securities and debt securities. The equity security holdings are distributed in an S&P index fund, an international fund and a small cap fund. The debt securities consist of two fixed income funds.

        CH2M HILL sponsors a medical benefit plan for retired employees of three subsidiaries. The plan is contributory, with retiree premiums based on years of service at retirement. The benefits contain limitations and a cap on future cost increases. CH2M HILL funds postretirement medical benefits on a pay-as-you-go basis.

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Benefit obligations in excess of plan assets:
Benefit obligation at December 31	$(135,438)	$(119,823)	$(21,031)	$(20,025)
Fair value of plan assets at December 31	102,201	93,095	—	—

Unfunded status	$(33,237)	$(26,728)	$(21,031)	$(20,025)

Amounts recognized in the balance sheet at December 31:

Accrued benefit cost	$(20,307)	$(16,224)	$(16,184)	$(14,225)
Intangible asset	937	1,095	—	—
Deferred income taxes	11,422	9,803	—	—
Accumulated other comprehensive loss	18,016	15,464	—	—

Net amount recognized	$10,068	$10,138	$(16,184)	$(14,225)

Weighted-average assumptions at December 31:
Discount rate	5.90%	6.25%	5.90%	6.25%
Expected return on plan assets	8.00%	8.00-9.00%	—	—
Rate of compensation increase	5.00%	5.00%	—	—
Measurement date	10/31/2004	10/31/2003	10/31/2004	10/31/2003
	The percentage of the fair value of total plan assets held is as follows:
Equity securities	69.0%	69.0%	—	—
Debt securities	25.0	25.0	—	—
Real estate	—	—	—	—
Other	6.0	6.0	—	—

        For measurement purposes, a 7.96% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 4.15% for 2011 and to remain at that level thereafter.

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Net periodic benefit cost	$5,524	$5,685	$2,321	$2,184
Employer contributions	5,286	2,499	—	—
Participant contributions	—	—	259	193
Benefit payments	(4,219)	(3,697)	(621)	(462)

        At December 31, 2004, the estimated future benefit payments to be paid out in the next ten years for the noncontributory defined benefit pension plans are as follows:

2005	$4,269
2006	4,652
2007	5,046
2008	5,581
2009	6,061
Next 5 years thereafter	40,676

$66,285

        Expected contributions to the active noncontributory defined benefit pension plan for 2005 is $1,099.

        At December 31, 2004, the estimated future benefit payments to be paid out in the next ten years for the medical benefit plan are as follows:

2005	$402
2006	456
2007	501
2008	559
2009	657
Next 5 years thereafter	5,621

$8,196

        During the years ended December 31, 2004 and 2003, CH2M HILL recorded a minimum pension liability adjustment of $2,552 (net of taxes of $1,618) and $811 (net of taxes of $514), respectively. The adjustments are reflected in other comprehensive income and are required when the accumulated benefit obligation exceeds the fair value of the underlying pension plan assets. The non-cash charges to shareholders' equity are reviewed annually in connection with the actuarial valuation of the pension plans and are subject to adjustment at that time.

(16) Related party transactions

        CH2M HILL is involved in certain contracts with Kaiser-Hill, a non-consolidated affiliate, to provide information, computer and telecommunications support services. CH2M HILL reported revenue of $10,869 in 2004, $10,652 in 2003 and $473 in 2002 for such services in the accompanying consolidated statements of income. These services were billed to Kaiser-Hill at CH2M HILL's actual costs incurred.

        In addition, Kaiser-Hill provides certain technical support services to CH2M HILL. CH2M HILL reported expenses of $3,999 in 2004, $4,892 in 2003 and $2,145 in 2002 related to these services in the accompanying consolidated statements of income. These services were billed to CH2M HILL at Kaiser-Hill's actual costs incurred.

        As of December 31, 2004 and 2003, CH2M HILL had $2,564 and $3,124, respectively, in receivables related to the above contracts.

(17) Segment information

        CH2M HILL provides services to clients through three operating segments: Federal, Civil Infrastructure and Industrial. In 2004, CH2M HILL reorganized such that the operating segments are more closely aligned with the types of clients CH2M HILL serves. The structure is intended to provide for better decision making on an enterprise-wide basis. For example, while the Federal segment generally provides a comprehensive range of services to the U.S. federal government, it also provides services to international governments. The Civil Infrastructure segment generally provides a comprehensive range of services to various state and local governments. The Industrial segment generally provides a comprehensive range of services to various private sector clients.

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

        Certain financial information for each segment is provided below:

2004	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$992,972	$852,161	$870,293	$—	$2,715,426
Inter-segment sales	13,810	21,367	7,062	(42,239)	—
Equity in earnings of joint ventures and affiliated companies	23,241	6,503	145	—	29,889
Depreciation and amortization	7,036	6,386	2,427	—	15,849
Interest income	374	317	282	—	973
Interest expense	691	1,039	323	—	2,053
Segment profit (loss)	34,280	27,402	4,912	(14,937)	51,657
Segment assets	249,551	262,691	319,228	—	831,470
2003	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$885,102	$891,430	$377,800	$—	$2,154,332
Inter-segment sales	10,560	18,601	5,349	(34,510)	—
Equity in earnings of joint ventures and affiliated companies	21,709	4,779	401	—	26,889
Depreciation and amortization	4,206	4,429	2,491	—	11,126
Interest income	431	864	337	—	1,632
Interest expense	207	197	278	—	682
Segment profit (loss)	32,313	31,491	(13,613)	(9,639)	40,552
Segment assets	214,618	241,176	290,213	—	746,007
2002	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$775,755	$816,915	$362,273	$—	$1,954,943
Inter-segment sales	6,632	11,682	3,360	(21,674)	—
Equity in earnings of joint ventures and affiliated companies	38,684	5,187	169	—	44,040
Depreciation and amortization	4,179	5,164	3,228	—	12,571
Interest income	433	784	405	—	1,622
Interest expense	202	298	125	—	625
Segment profit (loss)	43,805	32,164	(15,421)	(8,246)	52,302
Segment assets	202,899	217,853	195,320	—	616,072

        CH2M HILL derived approximately 37%, 41% and 40% of its total revenues from contracts with the U.S. federal government and international governments in 2004, 2003 and 2002, respectively.

        Revenues are attributed to the country in which the services are performed. Although CH2M HILL provides services in numerous countries, no single country outside of the U.S. accounted for a significant portion of the total consolidated revenues. The total U.S. and international revenue for the year ended December 31 is as follows:

	2004	2003	2002
U.S.	$2,413,171	$1,957,958	$1,761,360
International	302,255	196,374	193,583

Total	$2,715,426	$2,154,332	$1,954,943

(18) Commitments and contingencies

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

        Commercial commitments outstanding as of December 31, 2004 are summarized below:

	Amount of Commitment Expiration Per Period
Commercial Commitment	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed
Letters of credit	$18,969	$1,413	$—	$—	$20,382
Residual value guarantees	—	—	17,600	42,000	59,600
Surety bonds	493,240	147,552	35,109	—	675,901

Total	$512,209	$148,965	$52,709	$42,000	$755,883

        CH2M HILL is party to various contractual guarantees and legal actions arising in the normal course of business. From time to time, agencies of the U.S. government investigate whether CH2M HILL's operations are being conducted in accordance with applicable regulatory requirements. Because a large portion of CH2M HILL's business comes from federal, state and municipal sources, CH2M HILL's procurement practices at times are also subject to review and occasional investigations by U.S. and state attorneys offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. government contracting. These investigations often take years to complete and many result in no adverse action. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcome of pending proceedings are often difficult to predict, as of February 23, 2005 management believes that no ongoing litigation or investigation is likely to result in a material adverse impact on CH2M HILL's consolidated financial statements.

        CH2M HILL has presented a claim to the Internal Revenue Service (IRS) relating to the research and experimentation tax credit for the years 1996-2003. Although CH2M HILL is seeking resolution with the IRS, CH2M HILL only recognizes tax benefits related to these credits for financial statement purposes when it is probable that such benefits will be realized. The amount of the tax credit claimed is significant, however, the ultimate amount to be realized and the timing of the recognition of the tax credit will depend upon the final resolution with the IRS.

(19) Quarterly financial information (unaudited)

        CH2M HILL's quarterly financial information for the year ended December 31, 2004 and 2003 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the Year Ended
	(In thousands except per share amounts)
2004
Revenues	$617,499	$665,128	$733,881	$698,918	$2,715,426
Operating income	4,390	7,138	7,530	2,262	21,320
Net income	6,716	8,916	10,884	5,822	32,338
Net income per common share
Basic	0.21	0.28	0.35	0.19	1.03
Diluted	0.21	0.28	0.34	0.18	1.01
2003
Revenues	$520,825	$536,884	$516,773	$579,850	$2,154,332
Operating income	4,223	3,693	2,762	2,035	12,713
Net income	6,102	5,989	5,800	5,913	23,804
Net income per common share
Basic	0.20	0.19	0.19	0.19	0.77
Diluted	0.19	0.18	0.18	0.19	0.74

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, Douglas County, State of Colorado, on the 23rd day of February, 2005.

CH2M HILL Companies, Ltd.
By:	/s/ SAMUEL H. IAPALUCCI Samuel H. Iapalucci Acting Chief Executive Officer

        In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated, through their attorney-in-fact as appointed in the power of attorney of February 23, 2005 included as Exhibit 24 filed herewith.

Signature	Title	Date

/s/ JOSEPH A. AHEARN Joseph A. Ahearn	Acting Chairman of the Board	February 23, 2005
/s/ SAMUEL H. IAPALUCCI Samuel H. Iapalucci	Acting Chief Executive Officer and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 23, 2005
* Carolyn Chin	Director	February 23, 2005
* William T. Dehn	Director	February 23, 2005
* Donald S. Evans	Director	February 23, 2005
* James J. Ferris	Director	February 23, 2005
* Jerry D. Geist	Director	February 23, 2005
* Michael D. Kennedy	Director	February 23, 2005
* Susan D. King	Director	February 23, 2005
* David B. Price	Director	February 23, 2005

* M. Catherine Santee	Director	February 23, 2005
* Thomas G. Searle	Director	February 23, 2005
* Nancy R. Tuor	Director	February 23, 2005
* Barry L. Williams	Director	February 23, 2005
*By:	*/s/ SAMUEL H. IAPALUCCI Samuel H. Iapalucci, as attorney-in-fact

KAISER-HILL COMPANY, LLC AND SUBSIDIARY
Consolidated Financial Statements and Schedules
December 31, 2004 and 2003
(With Independent Auditors' Report Thereon)

Independent Auditors' Report

The Members
Kaiser-Hill Company, LLC:

        We have audited the accompanying consolidated balance sheets of Kaiser-Hill Company, LLC and subsidiary (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, members' equity, and cash flows for the three-year period ended December 31, 2004. These consolidated financial statements and the supplementary consolidating information referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary consolidating information based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser-Hill Company, LLC and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                      KPMG LLP

February 7, 2005

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2004 and 2003

(Amounts in thousands of dollars)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$14,740	16,713
Current portion of unbilled contract receivables	101,327	99,956
Receivable from Members	1,483	566
Due from employees	3	—
Prepaid expenses and other current assets	458	479

Total current assets	118,011	117,714
Unbilled contract receivables, net of current portion	131,768	113,781
Prepaid expenses, long-term	376	752
Deferred financing costs, net of accumulated amortization of $445 and $357, respectively	80	168

	$250,235	232,415

Liabilities and Members' Equity
Current liabilities:
Accounts payable and payables to subcontractors	$83,667	81,198
Current portion of employee incentive plan	11,031	12,167
Accrued vacation	9,806	10,550
Accrued salaries and employee benefits	6,541	6,807
Payable to Members	2,564	1,214

Total current liabilities	113,609	111,936
Employee incentive plan, net of current portion	66,134	55,647

	179,743	167,583
Members' equity	70,492	64,832
Contingencies (note 7)

	$250,235	232,415

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Statements of Income

Years ended December 31, 2004, 2003, and 2002

(Amounts in thousands of dollars)

	2004	2003	2002
Gross revenue	$651,851	712,270	732,718
Subcontractor costs and direct material costs	(377,649)	(379,215)	(367,355)

Service revenue	274,202	333,055	365,363
Direct cost of service and overhead	(233,574)	(293,056)	(291,986)

Operating income	40,628	39,999	73,377
Other income (expense):
Interest income	132	113	232
Interest expense	(100)	(114)	(95)

Net income	$40,660	39,998	73,514

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Statements of Members' Equity

Years ended December 31, 2004, 2003, and 2002

(Amounts in thousands of dollars)

	Kaiser KH Holdings, Inc.	CH2M HILL Constructors, Inc.	Total
Members' equity, December 31, 2001	$7,660	7,660	15,320
Net income	36,757	36,757	73,514
Distributions	(15,650)	(15,650)	(31,300)

Members' equity, December 31, 2002	28,767	28,767	57,534
Net income	19,999	19,999	39,998
Distributions	(16,350)	(16,350)	(32,700)

Members' equity, December 31, 2003	32,416	32,416	64,832
Net income	20,330	20,330	40,660
Distributions	(17,500)	(17,500)	(35,000)

Members' equity, December 31, 2004	$35,246	35,246	70,492

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003, and 2002

(Amounts in thousands of dollars)

	2004	2003	2002
Cash flows from operating activities:
Net income	$40,660	39,998	73,514
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	88	86	88
Changes in assets and liabilities:
Increase in contract receivables	(19,358)	(37,927)	(44,331)
(Increase) decrease in receivable from Members	(917)	3,050	(2,424)
(Increase) decrease in due from employees	(3)	51	63
Decrease (increase) in prepaids and other current assets	21	(29)	1,664
Decrease (increase) in long-term prepaids	376	376	(1,128)
Increase (decrease) in accounts payable and payables to subcontractors	2,469	6,282	(19,792)
Increase in employee incentive plan	9,351	28,576	17,138
(Decrease) increase in other accrued expenses	(1,010)	(3,852)	848
Increase (decrease) in payable to Members	1,350	(3,269)	2,283

Net cash provided by operating activities	33,027	33,342	27,923

Cash flows from financing activities:
Distributions to Members	(35,000)	(32,700)	(31,300)
Proceeds from credit facility	81,100	71,300	37,700
Payments on credit facility	(81,100)	(71,300)	(37,700)

Net cash used in financing activities	(35,000)	(32,700)	(31,300)

Net (decrease) increase in cash and cash equivalents	(1,973)	642	(3,377)
Cash and cash equivalents, beginning of year	16,713	16,071	19,448

Cash and cash equivalents, end of year	$14,740	16,713	16,071

Supplemental cash flow information:
Cash paid for interest	$12	26	7

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(1)   Organization

        Kaiser-Hill Company, LLC and subsidiary (the Company) was formed on October 24, 1994. The principal business of the Company is to procure, execute, deliver, and perform under a contract with the Department of Energy (DOE) to manage the programs and facilities at Rocky Flats Environmental Technology Site (RFETS) in Golden, Colorado. The mission of the RFETS is directed toward cleanup, deactivation, and preparation for decontamination and disposition of these DOE facilities.

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

        At December 31, 2004, the Company employed approximately 794 hourly workers and approximately 306 salaried workers. Approximately 70% of the hourly employees are represented by United Steel Workers of America under a collective bargaining agreement, which expires on January 15, 2007.

        On January 24, 2000, the Company and the DOE entered into a new contract (the Contract) effective February 1, 2000. The Contract is in effect until the "physical completion" of the Rocky Flats Closure Project including, disposal of nuclear material, demolition of facilities, environmental remediation, disposal of waste, and completion of infrastructure and other general site operations. Under the Contract, the Company has the opportunity to earn an additional fee if the total costs incurred are below the Contract target cost or the completion of the site closure is before March 31, 2007. In addition, the Company can lose a portion of its fee if the costs exceed the Contract target cost or the site closure is after March 31, 2007. A contract modification signed in 2004 adjusted the maximum and minimum fee available, to be earned by the Company through the date of closure, to $560 million and $75 million, respectively.

(2)   Significant Accounting Policies

  (a)
  Principles of Consolidation

        The consolidated financial statements include the Company and its wholly owned subsidiary, Kaiser-Hill Funding Company, LLC. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain prior year amounts have been reclassified to conform with current year presentation.

  (b)
  Revenue Recognition

        Under the Contract, revenue is recognized using the percentage-of-completion method whereby revenue is accrued in an amount equal to cost plus management's best estimate of incentive fees. Incentive fees are estimated based on projected total Contract costs and site closure date. The Company continually monitors its progress toward the completion dates and its estimated costs at completion and will modify its estimates of fees to be earned as needed. Changes in these estimates could have a significant effect on future earnings of the Company. During 2004, management revised its estimate of projected cost at completion based upon the Company's current progress under the Contract. The new contract modification, and the change in estimate, resulted in approximately $45,000,000 of additional incentive fees to be recognized over the life of the Contract.

  (c)
  Statements of Cash Flows

        For purposes of the consolidated statements of cash flows, the Company considers cash in checking and short-term investments with original maturities of three months or less to be cash and cash equivalents.

        The Company maintains its cash accounts primarily with banks located in Colorado, New York, and Washington, D.C. Cash balances are insured by the FDIC up to $100,000 per bank and cash equivalents are not insured by the FDIC. As of December 31, 2004, the majority of the cash balance was made up of cash equivalents.

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

(3)   Related-Party Transactions

        In 2004 and 2003, the Members were subcontracted by the Company to perform certain tasks under the Contract. The "Payable to Members" in the accompanying consolidated balance sheets as of December 31, 2004 and 2003 consists of $-0- and $250,000, respectively, to Kaiser and $2,564,000 and $398,000, respectively, to CH2M HILL for these subcontracted tasks. These payables are noninterest bearing.

        During 2003, CH2M HILL began providing information technology services for the Company at negotiated rates. Costs incurred related to work performed by CH2M HILL, the majority of which are reimbursable and billed under the Contract and relate to information technology services provided, were approximately $10,869,000 in 2004, $10,652,000 in 2003, and $473,000 in 2002.

        In addition, the Company performed approximately $3,999,000 and $4,892,000 of services on behalf of CH2M HILL during 2004 and 2003, respectively.

(4)   Contract Receivables

        Contract receivables as of December 31, 2004 and 2003 primarily represent unbilled receivables due under the Contract. Unbilled receivables result from revenue and estimated fees that have been earned by the Company but not billed to the DOE as of the end of the period. Unbilled receivables can be invoiced at contractually defined intervals and milestones. Management anticipates that the current portion of unbilled receivables will be billed and collected in less than one year. Current unbilled receivables primarily represent allowable costs, including subcontractor costs, that have not been submitted to the DOE for payment. These costs cannot be invoiced to the DOE until payment has been made by the Company to the vendor. In addition, under the terms of the Contract, the Company receives a cash payment of 50% of the incentive fee due on a quarterly basis. These quarterly payments increased slightly during the last year and a lump sum additional fee payment was released at the end of the year, both are evidence of DOE's recognition of accelerated work progress. The remainder of the incentive fee, based on projected costs at completion and final closure date, is to be paid by the DOE within 90 days after the completion of the Contract. As such, these amounts are classified as noncurrent in the accompanying consolidated balance sheets. As discussed above, any modifications or changes in the cost estimates or the site closure date will impact these outstanding amounts and could increase or decrease such amounts.

        As of December 31, 2004 and 2003, the Company has $131.8 million and $113.8 million, respectively, of long-term unbilled receivables that represent incentive fee under the Contract. These can be billed at the completion of the Contract. In addition, the Company has current unbilled receivables of $101.3 million and $100.0 million as of December 31, 2004 and 2003, respectively. This is comprised of $8.1 million and $7.9 million, respectively, of incentive fees and $93.2 million and $92.1 million, respectively, of direct reimbursable costs under the Contract. All of these amounts are expected to be billed in early 2005.

        The Company's Contract receivables result primarily from its long-term Contract with the DOE. As a consequence, management believes that credit risk is minimal.

(5)   Employee Incentive Plan

        In connection with the closure Contract with the DOE, the Company implemented an employee incentive plan. There are two components to the plan. The first component represents a cash bonus, which is earned and paid annually. The second component represents the issuance of performance units. These units are allocated to employees on an annual basis. The value of these units ultimately depends on the actual cost achieved and the closure date and range from $0 to approximately $1 per unit. Employees remain eligible for these units as long as they are employed by the Company or left in good standing, as defined. Payments made for performance units will be paid in cash at the end of the Contract.

        As of December 31, 2004, the Company has issued approximately 64,288,000 performance units and the estimated value to be paid is accrued as employer incentive plan liability. The payments of the unit bonus will take place upon closure of the Contract, and therefore, the associated accrual is classified as a long-term employee incentive plan liability in the accompanying consolidated balance sheets.

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

(6)   Business Loan and Security Agreement

        The Company currently has a Business Loan and Security Agreement (the Agreement) with a bank. The term of the Agreement is through December 31, 2005. The Company, Kaiser, and CH2M HILL granted a first lien security interest to the bank in all of the ownership and equity interest of the Company. As of December 31, 2004 and 2003, the Company had no amounts outstanding under the Agreement.

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

        The Agreement also contains various financial covenants, including tangible net worth, fixed charge ratio, and minimum cash balances requirements, among other restrictions. The Company was in compliance with all restrictive covenants at December 31, 2004.

(7)   Contingencies

        The Company's reimbursable costs are subject to audit in the ordinary course of business by various U.S. government agencies. Management is not presently aware of any significant costs, which have been, or may be, disallowed by any of these agencies.

(8)   Employee Benefit Plans

        In accordance with the Contract, the Company participates in several multiple employer benefit plans covering substantially all employees who meet length of service requirements. These plans include a defined benefit pension plan and two defined contribution plans, the latter of which provide for Company matching contributions. Additionally, in 2004 the Company assumed responsibility for a second defined benefit pension plan for the Security Police Officers previously provided by subcontract. The Company contribution amounts for the defined contribution plans were approximately $1,070,000 and $1,227,000 for 2004 and 2003, respectively. During 2004, the Company made combined contributions to the defined benefit pension plans of $4,842,000. No amounts were contributed to the defined pension benefit plan during 2003 because the current level of funding did not require contributions to be made.

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

