Form 10-Q
period 2005-03-31
CH2M HILL COMPANIES LTD
filed 2005-05-06
CIK 777491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of April 30, 2005, the registrant had 32,060,266 shares of common stock, $0.01 par value per share, issued and outstanding.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

MARCH 31, 2005

Part I - FINANCIAL INFORMATION

Item 1 - Consolidated Condensed Financial Statements

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(Unaudited)

(Dollars in thousands)

	March 31, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$47,655	$55,885
Receivables, net -
Client accounts	331,001	302,743
Unbilled revenue	201,975	210,089
Other	6,805	7,146
Prepaid expenses and other	15,924	14,936
Total current assets	603,360	590,799
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	48,578	58,697
PROPERTY, PLANT and EQUIPMENT, net	26,044	26,061
GOODWILL	34,780	34,780
INTANGIBLE ASSETS, net	31,348	33,343
OTHER ASSETS, net	33,953	34,743
DEFERRED INCOME TAXES	53,047	53,047
TOTAL ASSETS	$831,110	$831,470

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$103,049	$123,248
Billings in excess of revenues	108,391	88,084
Accrued incentive compensation	14,371	34,500
Employee related liabilities	124,776	105,416
Accrued project costs	45,158	54,235
Other current liabilities	82,276	78,205
Current deferred income taxes	18,865	18,734
Total current liabilities	496,886	502,422
OTHER LONG-TERM LIABILITIES	95,345	95,008
LONG-TERM DEBT	3,710	4,190
Total liabilities	595,941	601,620

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 32,039,167 and 31,214,918 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	320	312
Additional paid-in capital	35,577	36,968
Retained earnings	214,349	208,019
Accumulated other comprehensive loss	(15,077)	(15,449)
Total shareholders’ equity	235,169	229,850
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$831,110	$831,470

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Condensed Statements of Income

(Unaudited)

(Dollars in thousands except per share)

	Three-Month Period Ended March 31,
	2005	2004

Gross revenue	$677,615	$617,499

Operating expenses:
Direct cost of services and overhead	(537,899)	(491,190)
General and administrative	(137,821)	(121,919)

Operating income	1,895	4,390

Other income (expense):
Equity in earnings of joint ventures and affiliated companies	8,704	6,391
Gain on sale of equity investment	—	785
Interest income	431	82
Interest expense	(392)	(340)
Income before provision for income taxes	10,638	11,308
Provision for income taxes	(4,308)	(4,592)
Net income	$6,330	$6,716

Net income per common share:
Basic	$0.20	$0.21
Diluted	$0.20	$0.21
Weighted average number of common shares:
Basic	31,627,512	31,635,300
Diluted	32,207,838	32,065,933

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three-Month Period Ended March 31,
	2005	2004
NET CASH USED IN OPERATING ACTIVITIES	$(2,462)	$(13,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,119)	(1,351)
Consolidation of affiliated companies	7,699	—
Proceeds from investments in affiliates, net	458	1,054
Net cash provided by (used in) investing activities	7,038	(297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on line of credit	10,900	106,700
Payments on line of credit and long-term debt	(12,381)	(92,869)
Purchases and retirements of stock	(11,935)	(12,107)
Net cash provided by (used in) financing activities	(13,416)	1,724

EFFECT OF EXCHANGE RATE CHANGES ON CASH	610	344
DECREASE IN CASH AND CASH EQUIVALENTS	(8,230)	(11,481)
CASH AND CASH EQUIVALENTS, beginning of period	55,885	30,885
CACH AND CASH EQUIVALENTS, end of period	$47,655	$19,404

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$5,472	$(338)
Cash paid for interest	$253	$100

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

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

In the opinion of CH2M HILL Companies, Ltd.’s (CH2M HILL) management, the accompanying unaudited consolidated condensed financial statements of the interim periods presented contain all adjustments necessary to present fairly the financial position of CH2M HILL as of March 31, 2005 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be achieved for a full year and cannot be used to indicate financial performance for the entire year. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in CH2M HILL’s Annual Report on Form 10-K for the year ended December 31, 2004.

Shareholders’ Equity

The significant changes in shareholders’ equity for the three-month period ended March 31, 2005 are as follows:

	Shares	Amount

Shareholders’ Equity, December 31, 2004	31,214,918	$229,850
Net income	—	6,330
Shares issued in connection with stock-based compensation and employee benefit plans	1,606,069	10,552
Shares purchased and retired	(781,820)	(11,935)
Unrealized gain on marketable equity securities, net of tax	—	142
Foreign currency translation adjustment	—	230
Shareholders’ Equity, March 31, 2005	32,039,167	$235,169

Stock-Based Compensation Plans

CH2M HILL accounts for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the pro forma effect on net income and earnings per share if CH2M HILL had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The following pro forma disclosures are required under SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure – an Amendment of SFAS No. 123.”

	Three-Month Period Ended March 31,
	2005	2004
Net income, as reported	$6,330	$6,716
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,141	4,039
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,443)	(4,349)
Pro forma net income	$6,028	$6,406

Earnings per share:
Basic – as reported	$0.20	$0.21
Basic – pro forma	$0.19	$0.20
Diluted – as reported	$0.20	$0.21
Diluted – pro forma	$0.19	$0.20

The assumptions used in calculating the pro forma disclosures are as follows:

	Three-Month Period Ended March 31,
	2005	2004
Risk free interest rate	3.39%	1.93%
Expected dividend yield	0.00%	0.00%
Expected lives	4.43 Years	4.37 Years
Expected volatility	0.001%	0.001%

New Accounting Standards

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised) “Share-Based Payment,” which replaces SFAS No. 123 and supercedes APB No. 25, “Accounting for Stock Issued to Employees”.  SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) generally applies to all awards granted after the required effective date, but does not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date.  SFAS 123(R) also applies to unvested awards outstanding as of the effective date. SFAS 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Adoption of SFAS 123(R) will require CH2M HILL to record an expense for stock-based compensation plans using the fair value method.  SFAS 123(R) will have an impact on CH2M HILL’s financial statements as management has historically recorded compensation expense in accordance with the instrinsic value method under APB No. 25. CH2M HILL will adopt SFAS No. 123(R) on January 1, 2006 and management is currently assessing the impact on CH2M HILL’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in CH2M HILL’s first quarter of 2006. Management does not believe adoption of SFAS No. 153 will have a material effect on CH2M HILL’s consolidated financial statements.

The American Jobs Creation Act created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside of the U.S. by providing an 85% dividend received deductions for controlled foreign corporations.  In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides accounting and disclosure guidance for this repatriation provision.  CH2M HILL has not completed its evaluation of the new repatriation provisions and does not expect to complete its evaluation until after Congress or the Treasury Department provides additional guidance clarifying key elements of the provision.  The range of possible amounts that management is currently considering eligible for repatriation is between zero and $20,000, as of March 31, 2005.  The related potential range of income tax cannot be reasonably estimated.  While management is currently studying the impact of the one-time favorable repatriation provision, it is management’s intention to continue to indefinitely reinvest our undistributed foreign earnings.

Newly Adopted Accounting Standards

In January 2003, the FASB issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” which provides guidance on when to consolidate variable interest entities (VIEs). In December 2003, the FASB revised FIN 46 with FIN 46R which conformed FIN 46 to previously issued FASB Staff Positions. CH2M HILL adopted the provisions of FIN 46R immediately for entities created after December 31, 2003. For entities created before December 31, 2003, CH2M HILL adopted FIN 46R in the first quarter of 2005, as required.

CH2M HILL has interests in multiple joint ventures that are considered VIEs under FIN 46R. These entities facilitate the completion of service contracts that are jointly owned with CH2M HILL’s joint venture partners. These joint ventures are formed to leverage the skills of the respective partners, and include consulting, construction, design, project management and operations and maintenance contracts. CH2M HILL’s risk of loss on joint ventures is similar to what the risk of loss would be if the project was self-performed, other than the fact that the risk is shared with CH2M HILL’s partner(s).

CH2M HILL has classified entities identified as VIEs into two groups, the first of which includes those entities that CH2M HILL has consolidated under the guidance of FIN 46R in the first quarter of 2005 and the second group which includes those entities which CH2M HILL was not required to consolidate. At March 31, 2005, the assets and liabilities, including minority interest balances, of the identified VIEs that were consolidated are $42,590 and $36,106, respectively, of which CH2M HILL previously consolidated $7,043 and $5,310, respectively. At March 31, 2005, the assets and liabilities of the identified VIEs that were not consolidated are $28,927 and $26,994, respectively.

(2) SEGMENT INFORMATION

Certain financial information relating to the three-month periods ended March 31, 2005 and 2004 for each segment is provided below.

Three-Month Period Ended March 31, 2005	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$253,156	$229,446	$195,013	$—	$677,615
Inter-segment sales	2,249	4,511	5,011	(11,771)	—
Equity in earnings of joint ventures and affiliated companies	5,374	3,251	79	—	8,704
Segment profit (loss)	6,842	10,235	(3,417)	(3,022)	10,638

Three-Month Period Ended March 31, 2004	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$235,133	$202,359	$180,007	$—	$617,499
Inter-segment sales	3,580	4,922	832	(9,334)	—
Equity in earnings (losses) of joint ventures and affiliated companies	5,321	1,079	(9)	—	6,391
Segment profit (loss)	7,286	4,509	1,048	(1,535)	11,308

(3) COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains and losses on equity investments and foreign currency translation gains or losses that have been reflected as a component of shareholders’ equity and have not impacted net income.  The following table summarizes the components of comprehensive income for the three-month periods ended March 31, 2005 and 2004:

	Three-Month Period Ended March 31,
	2005	2004
Net income	$6,330	$6,716
Change in unrealized gains on equity investments, net of tax	142	1,859
Change in foreign currency translation gains	230	249
Comprehensive income	$6,702	$8,824

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

A reconciliation of basic and diluted EPS for the three-month periods ended March 31 follows (in thousands, except per share amounts):

	2005	2004
Numerator:
Net Income	$6,330	$6,716

Denominator:
Basic income per share- weighted-average shares outstanding	31,628	31,635
Dilutive effect of common stock equivalents	580	431
Diluted income per share- adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	32,208	32,066
Basic net income per share	$0.20	$0.21
Diluted net income per share	$0.20	$0.21

(5) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

CH2M HILL routinely enters into joint ventures to service the needs of its clients.  Such arrangements are customary in the engineering and construction industry and generally are project specific.  CH2M HILL accounts for its investments in affiliated unconsolidated companies using the equity method of accounting. As of March 31, 2005 and December 31, 2004, the investments in unconsolidated affiliates were $48,578 and $58,697, respectively. CH2M HILL’s proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies on the accompanying consolidated condensed statements of income.  As of March 31, 2005, CH2M HILL had the following significant investments in affiliated unconsolidated companies accounted for under the equity method of accounting:

% Ownership
Domestic:
Kaiser-Hill Company, LLC	50%
Milwaukee Transportation Partners, LLC	50%
Pizzagalli/CCI Joint Venture	50%
Holm II, Inc./CH2M HILL Constructors, Inc.	50%
OMI/Thames Water Stockton, Inc.	50%
Stockton D/B Joint Venture	50%
AGVIQ-CH2M HILL Joint Venture	49%
CH2M HILL/ VT Griffin	49%
Parsons CH2M HILL Program Management Consultants	45%
Environmental Engineering Solutions	38%
BPC Airport Partners Joint Venture	34%
Kakivik Asset Management	33%
Johnson Controls-Hill, LLC	25%
Washington-IDC	23%
Foreign:
CH2M HILL BECA, Ltd.	50%
CH2M PB JV, Pte	50%
CHDE Water	50%
CHBM Water Joint Venture	50%
CH2M HILL/ Parsons, a Joint Venture	50%
BTC Group	33%

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

During the three-month periods ended March 31, 2005 and 2004, CH2M HILL recognized earnings from Kaiser-Hill of $5,094 and $5,107, respectively.  Kaiser-Hill’s ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the DOE and can be different from the earnings recognized for accounting purposes.  During the three-month periods ended March 31, 2005 and 2004, CH2M HILL received $10,500 and $3,500 of distributed earnings from Kaiser-Hill.  As the cleanup of the site progresses toward the estimated closure date of late 2005 to early 2006, undistributed earnings, and therefore the investment balance, could continue to increase if Kaiser-Hill continues to perform at better than cost and schedule targets.  As of March 31, 2005 and December 31, 2004, the investment in Kaiser-Hill was $29,840 and $35,246, respectively.

Summarized financial information for the three-month periods ended March 31, 2005 and 2004, for CH2M HILL’s unconsolidated affiliates is as follows:

	Three-Month Period Ended March 31,
	2005	2004
RESULTS OF OPERATIONS:
Revenues	$119,022	$195,378
Direct costs	104,321	176,202
Gross margin	14,701	19,176
General and administrative expenses	2,986	5,502
Operating income	11,715	13,674
Other income	16	44
Net income	$11,731	$13,718

As previously discussed in Note 1, CH2M HILL has consolidated certain affiliates under the guidance of FIN 46R in the first quarter of 2005.  Therefore, the results of operations from those affiliates are not included in the above 2005 financial information.

(6) GOODWILL AND INTANGIBLE ASSETS

Intangible assets with finite lives consist of the following:

	Cost	Accumulated Amortization	Net finite-lived intangible assets
March 31, 2005

Contracts-in-place	$26,594	$(19,725)	$6,869
Patents and trademarks	5,219	(3,038)	2,181
Contracted backlog	2,947	(1,779)	1,168
Non-compete agreements and other	2,330	(1,526)	804
Total finite-lived intangible assets	$37,090	$(26,068)	$11,022

December 31, 2004

Contracts-in-place	$26,594	$(18,640)	$7,954
Patents and trademarks	5,219	(2,346)	2,873
Contracted backlog	2,947	(1,611)	1,336
Non-compete agreements and other	2,330	(1,476)	854
Total finite-lived intangible assets	$37,090	$(24,073)	$13,017

The contracts-in-place are amortized on a straight-line basis over the total life of the contracts of one to seven years. The other intangible assets are being amortized over their expected lives of one to six years.  The amortization expense reflected in the accompanying consolidated condensed statements of income totaled $1,995 and $2,025 for the three-month periods ended March 31, 2005 and 2004, respectively.

Indefinite-lived intangible assets consist of the following:

	March 31, 2005	December 31, 2004
Goodwill	$34,780	$34,780
Tradename	20,326	20,326
Total indefinite-lived intangible assets	$55,106	$55,106

(7) LINE OF CREDIT

CH2M HILL has an unsecured revolving line of credit with a maximum borrowing capacity of $160,000.  The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit. During the first quarter of 2005, CH2M HILL borrowed an average of $1,486 under this credit facility for general corporate purposes.  There were no amounts outstanding under the line of credit at March 31, 2005 or December 31, 2004.

The credit facility, as amended, expires in July 2008; however, with the lender’s consent, the credit facility can be extended for an additional one year prior to July 2005.  At the option of CH2M HILL, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate plus 1.00% to 1.75%, or the lender’s applicable base rate plus margin of 0.0% to 0.25% based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.20% to 0.35% per year on the unused portion of the line of credit is payable based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.

The agreement requires CH2M HILL to, among other things, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. As of March 31, 2005, CH2M HILL was in compliance with the covenants required by the agreement.

The agreement also allows CH2M HILL to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At March 31, 2005 and December 31, 2004, there were $19,570 and $20,382 issued and outstanding letters of credit, respectively.

(8) COMMITMENTS AND CONTINGENCIES

CH2M HILL maintains a variety of commitments that are generally made to provide support for various provisions in its engineering and construction contracts.  Letters of credit are provided to clients in the ordinary course of the contracting business in lieu of retention or for performance and completion guarantees on engineering and construction contracts.  CH2M HILL also posts surety bonds, which are contractual agreements issued by a surety, for the purpose of guaranteeing our performance on contracts. Bid bonds are also issued by a surety to protect owners and are subject to full or partial forfeiture for failure to perform obligations arising from a successful bid.

CH2M HILL is party to various contractual guarantees and legal actions arising in the normal course of business.  From time to time, agencies of the U.S. government investigate whether CH2M HILL’s operations are being conducted in accordance with applicable regulatory requirements.  Because a large portion of CH2M HILL’s business comes from federal, state and municipal sources, CH2M HILL’s procurement practices at times are also subject to review and occasional investigations by U.S. and state attorneys offices.  Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. government contracting. These investigations often take years to complete and many result in no adverse action.  Damages assessed in connection with and the cost of defending any such actions could be substantial.  While the outcome of pending proceedings are often difficult to predict, as of March 31, 2005 management believes that no ongoing litigation or investigation is likely to result in a material adverse impact on CH2M HILL’s consolidated financial statements.

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

CH2M HILL COMPANIES, LTD.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis explains our general financial condition, changes in financial condition and results of operations as a whole and as to each of our operating segments including:

•      Factors affecting our business

•      Our revenues and profits

•      The source of our revenues and profits

•      Why those revenues and profits were different from year to year

•      Where our cash came from and how it was used

•      How all of this affects our overall financial condition

The following discussion and information contained elsewhere in this report contains, in addition to historical information, forward-looking statements, including without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import and statements regarding our strategy, financial performance and operations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in the “Risk Factors” discussion of our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (SEC) on February 24, 2005.  You should review this section in conjunction with our financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Our reports are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.  Our website address is www.ch2m.com.  Our SEC filings, which include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such filings, are located in the About Us/Employee Ownership section of our website.

Introduction

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

Results of Operations for the Three-Month Period Ended March 31, 2005 Compared to the Same Period of 2004

Revenues and pre-tax profit or loss for the three-month periods ended March 31, 2005 and 2004 by operating segment were as follows:

Three-Month Period Ended March 31,

(in millions)

	Revenues				Pre-Tax Profit (Loss)
	2005		2004		2005	2004
Federal	$253.2	37.4%	$235.1	38.1%	$6.8	$7.3
Civil Infrastructure	229.4	33.9%	202.4	32.8%	10.2	4.5
Industrial	195.0	28.7%	180.0	29.1%	(3.4)	1.0
Corporate	—	—	—	—	(3.0)	(1.5)
Total	$677.6	100.0%	$617.5	100.0%	$10.6	$11.3

Federal

Revenues increased for the three-month period ended March 31, 2005, compared to the same period of 2004 by $18.1 million, or 7.7%. Our nuclear business reported significantly higher revenue for the first quarter of 2005 compared to the same period in 2004, primarily from a contract with the U.S. Department of Energy’s (DOE) Hanford River Protection Project and certain other DOE projects.  Our CH2M HILL services business also reported improved revenues resulting from our work on three reconstruction projects in Iraq, Qatar and Jordan that were awarded by the U.S. Department of Defense in 2004. Our environmental services business reported decreased revenues in the first quarter of 2005 compared to the same period last year due to the completion of a contract with the Air Force Center for Engineering Excellence. However, slightly offsetting the decline in revenue in our environmental services business is increased work from U.S. federal government contracts including Superfund work for the U.S. Environmental Protection Agency and continued expansion of our regulatory and construction work for the U.S. Air Force.

Pre-tax profit decreased for the three-month period ended March 31, 2005 compared to the same period in 2004 by $0.5 million, or 6.8%.  Profit as a percentage of revenue for the first quarter of 2005 was 2.7% compared to 3.1% in the same period of 2004.  This decline is primarily related to an increase in volume of work on nuclear projects for which fees have not yet been recognized as performance milestones have not yet been achieved.  Additionally, volumes have declined in the environmental services business and the CH2M HILL services business had higher costs than anticipated on a project.

Civil Infrastructure

Revenues increased for the three-month period ended March 31, 2005 compared to the same period in 2004 by $27.0 million, or 13.3%. A large part of the increase was attributable to continued growth from successful pursuits in transportation design/build projects and a smaller increase in transportation consulting. Additionally, our water, wastewater and water resources business reported increased revenues compared to the first quarter of 2004 which is primarily attributable to an increase in our international business, driven by our Changi project in Singapore, Sydney Pump Station project in Australia, Water Program Management project in Iraq and the USAID project in the West Bank.  The international market remains strong and we believe we are well positioned for future growth. These opportunities are driven by population and economic growth in certain regions, aging infrastructure, capacity shortfalls and regulatory requirements. Our operations and maintenance business reported a slight improvement in revenues for the three-month period ended March 31, 2005 compared to the same period last year. The increase in revenue was attributable to newly acquired projects in the industrial and western municipal operations and maintenance business.

Pre-tax profit increased by $5.7 million, or 126.7%, for the three-month period ended March 31, 2005 compared to the same period in 2004. The increase is primarily attributable to improvement in project controls, risk management processes and controlled overhead spending in our operations and maintenance business. Additionally, our water, wastewater and water resources business reported an increase in pre-tax profit compared to last year due to incentive fees received on certain of our design/build projects. Our transportation business remained flat compared to first quarter of 2004 despite increased revenues, due to an increase in business development expenditures.

Industrial

Revenues increased for the three-month period ended March 31, 2005 compared to the same period of 2004 by $15.0 million, or 8.3%. The increase is primarily due to significant stabilization and renewed spending particularly in the wireless market worldwide in our communications and information solutions business. We also experienced growth in our energy and industrial systems business primarily resulting from an increase in volume from our facilities work we are performing for the U.S. Air Force, primarily in the Pacific Rim.  Offsetting these increases in revenue were decreases in our pharmaceuticals and biotechnology market sectors and power generation business. The microelectronics sector continues to be flat and the economic recoveries in some of the other Industrial sectors have not been as strong as had been initially predicted.  Overall the outlook for the Industrial segment continues to remain uncertain.

Pre-tax income decreased for the three-month period ended March 31, 2005 compared to the same period of 2004 by $4.4 million, or 440.0%.  The decrease is primarily attributable to a decline in volume in the pharmaceuticals and biotechnology market sectors and a weak domestic power generation market. Additionally, a competitive market in our communications and information solutions business is resulting in competitive pricing measures that despite the increase in revenue, discussed above, are lowering pre-tax profit.  These declines were slightly offset by an increase in our facilities work volume which translated to additional pre-tax income.

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

The earnings from Kaiser-Hill are reported as equity in earnings of joint ventures and affiliated companies, along with other joint ventures that are individually insignificant.  For the quarter ended March 31, 2005 and 2004 we reported total equity in earnings of joint ventures and affiliated companies of $8.7 million and $6.4 million, respectively. The earnings from the Kaiser-Hill joint venture for the quarter ended March 31, 2005 and 2004 were both $5.1 million.

Kaiser-Hill’s ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the DOE and can be different from the earnings recognized for accounting purposes.  During the three-month periods ended March 31, 2005 and 2004, we received $10.5 million and $3.5 million of distributed earnings from Kaiser-Hill.  As the cleanup of the site progresses toward the estimated closure date of late 2005 to early 2006, undistributed earnings could continue to increase if Kaiser-Hill continues to perform at better than cost and schedule targets.  This could result in an increase in our investment in Kaiser-Hill, which was $29.8 million and $35.2 million as of March 31, 2005 and December 31, 2004, respectively.

Corporate Expenses

Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as legal, treasury, accounting, tax and business development efforts.  Corporate expenses for the quarter ended March 31, 2005 were $3.0 million compared to $1.5 million for the same period in 2004.  The increase for the first quarter of 2005 compared to the same period in 2004 was due primarily to increased long-term incentive compensation costs.

Income Taxes

Our effective tax rate for the three-month period ended March 31, 2005 was 40.5% compared to 40.6% for the same period last year.  Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, non-deductible foreign net operating losses, disallowed portions of meals and entertainment expenses, royalty amortization not deductible for tax purposes and a non-deductible loss on an unconsolidated domestic subsidiary.

We have presented a claim to the Internal Revenue Service (IRS) relating to the research and experimentation tax credit for the years 1996-2003.  Although we are seeking resolution with the IRS, we only recognize tax benefits related to these credits for financial statement purposes when it is probable that such benefits will be realized.  The amount of the tax credit claimed is significant.  However, the ultimate amount to be realized and the timing of the recognition of the tax credit will depend upon the final resolution with the IRS.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and purchases of stock presented on our internal market. We believe, based on our total cash and credit capacity at March 31, 2005 of $188.1 million, that we have sufficient resources to fund our operations, anticipated capital expenditure requirements, as well as purchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.

Cash on hand		$47.7
Line of credit capacity	160.0
Issued letters of credit	(19.6)
Net credit capacity available		140.4
Total capacity		$188.1

Billings and collections on accounts receivable can impact our operating cash flows. We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on this assessment at March 31, 2005, we have deemed the allowance for doubtful accounts to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our timing of cash receipts necessary to meet our operating needs.

We are a professional services organization and, therefore, we do not require significant outflows of cash for capital expenditures. Our capital expenditures are primarily for office equipment and leasehold improvements. Capital expenditures during the three-month period ended March 31, 2005 and the three-month period ended March 31, 2004 were $1.1 million and $1.4 million, respectively. We have a formal operating lease program under which most of our computers and related equipment is procured on an ongoing basis.

We used $11.9 million in cash for purchases of stock presented on our internal market during the three-month period ended March 31, 2005 compared to $12.1 million for the same period of 2004.

The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit.  The credit facility, as amended, expires in July 2008; however, with the lender’s consent, the credit facility can be extended for an additional year prior to July 2005.  At our option, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate plus 1.00% to 1.75%, or the lender’s applicable base rate plus margin of 0.0% to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.20% to 0.35% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.  During the three-month period ended March 31, 2005, our average daily borrowing was $1.5 million under our credit facility for general corporate purposes. It is likely, but uncertain, that we will continue to utilize our credit facility periodically during the remainder of 2005 depending on the timing of cash receipts and disbursements.  There were no amounts outstanding under our line of credit at March 31, 2005 or December 31, 2004.

The agreement requires us to, among other things, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt.  As of March 31, 2005 we were in compliance with the covenants required by the agreement.

The agreement also allows us to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At March 31, 2005 and December 31, 2004 there were $19.6 million and $20.4 million issued and outstanding letters of credit, respectively.

Aggregate Commercial Commitments

We maintain a variety of commercial commitments that are generally made to provide support for various provisions in engineering and construction contracts.  Letters of credit are provided to clients in the ordinary course of the contracting business in lieu of retention or for performance and completion guarantees on engineering and construction contracts.  We also post surety bonds, which are contractual agreements issued by a surety, for the purpose of guaranteeing our performance on contracts.  Bid bonds are also issued by a surety to protect owners and are subject to full or partial forfeiture for failure to perform obligations arising from a successful bid.

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

The accounting policies that we believe are most critical to your understanding of our financial results and condition and require complex management judgment are summarized below. Further detail and information regarding our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Revenue Recognition

We earn our revenues from different types of services under a variety of different types of contracts, including cost-plus, firm fixed-price and time-and-materials.  In recognizing revenue, we evaluate each contractual arrangement to determine the appropriate authoritative literature to apply.  We recognize revenue and profit for most of our contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts.  In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, and achievement of contract performance standards.

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

Pension Benefits

We have two frozen and one active noncontributory defined benefit pension plans.  Our earnings and shareholders’ equity may be impacted by these qualified defined benefit plans because FASB Statement of Financial Accounting Standard (SFAS) No. 87, “Employers’ Accounting for Pensions,” requires that the amounts we record be computed using actuarial valuations.  These valuations include many assumptions, but the two most critical assumptions are the discount rate and the expected long-term rate of return on plan assets.  We use judgment in selecting these assumptions each year because we have to consider not only current market conditions, but also make judgments about future market trends, changes in the interest rates and equity market performance.  We also have to consider factors like the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

New Accounting Standards

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised) “Share-Based Payment,” which replaces SFAS No. 123 and supercedes APB No. 25, “Accounting for Stock Issued to Employees”.  SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) generally applies to all awards granted after the required effective date, but does not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. SFAS 123(R) also applies to unvested awards outstanding as of the effective date.  SFAS 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Adoption of SFAS 123(R) will require us to record an expense for stock based compensation plans using the fair value method and will have an impact on our financial statements as we have historically recorded compensation expense in accordance with the instrinsic value method under APB No. 25. We will adopt SFAS No. 123(R) on January 1, 2006 and are currently assessing the impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our first quarter of 2006. We do not believe adoption of SFAS No. 153 will have a material effect on our consolidated financial statements.

The American Jobs Creation Act created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside of the U.S. by providing an 85% dividend received deductions for controlled foreign corporations.  In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides accounting and disclosure guidance for this repatriation provision.  We have not completed our evaluation of the new repatriation provisions and do not expect to complete our evaluation until after Congress or the Treasury Department provides additional guidance clarifying key elements of the provision.  The range of possible amounts that we are currently considering eligible for repatriation is between zero and $20,000, as of March 31, 2005.  The related potential range of income tax cannot be reasonably estimated.  While we are currently studying the impact of the one-time favorable repatriation provision, it is our intention to continue to indefinitely reinvest our undistributed foreign earnings.

Newly Adopted Accounting Standards

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which provides guidance on when to consolidate VIEs. In December 2003, the FASB revised FIN 46 with FIN 46R which conformed FIN 46 to previously issued FASB Staff Positions. We adopted the provisions of FIN 46R immediately for entities created after December 31, 2003. For entities created before December 31, 2003, we adopted FIN 46R in the first quarter of 2005, as required.

We have interests in multiple joint ventures that are considered VIEs under FIN 46R. These entities facilitate the completion of service contracts that are jointly owned with our joint venture partners. These joint ventures are formed to leverage the skills of the respective partners, and include consulting, construction, design, project management and operations and maintenance contracts. Our risk of loss on joint ventures is similar to what the risk of loss would be if the project was self-performed, other than the fact that the risk is shared with our partner(s). Losses, if incurred, on joint venture projects would be reflected in our financial statements as soon as they are known.

We have classified entities identified as VIEs into two groups, the first of which includes those entities that we have consolidated under the guidance of FIN 46R in the first quarter of 2005 and the second group which includes those entities which we were not required to consolidate. At March 31, 2005, the assets and liabilities, including minority interest balances, of the identified VIEs that were consolidated are $42.6 million and $36.1 million, respectively, of which we previously consolidated $7.0 million and $5.3 million, respectively. At March 31, 2005, the assets and liabilities of the identified VIEs that were not consolidated are $28.9 million and $27.0 million, respectively.

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

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving credit agreement and a building lease agreement that calls for monthly lease payments at a variable interest rate. Historically, we have used short-term variable rate borrowings under the unsecured revolving credit agreement on a limited basis.  There were no amounts outstanding under the unsecured revolving credit agreement at March 31, 2005. Our variable lease payments on the building lease agreement are estimated to be approximately $0.1 million per month, based on current interest rates. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows.

Item 4.  Controls and Procedures

We carried out an evaluation as of the last day of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are a party to various contractual guarantees and legal actions arising in the normal course of our business.  From time-to-time, agencies of the U.S. government investigate whether our operations are being conducted in accordance with applicable regulatory requirements.  Because a large portion of our business comes from federal, state and municipal sources, our procurement practices at times are also subject to review and occasional investigations by U.S. and state attorneys offices.  Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties, or could lead to suspension or debarment from future U.S. government contracting. These investigations often take years to complete and many result in no adverse action.  Damages assessed in connection with and the cost of defending any such actions could be substantial.  While the outcome of pending proceedings are often difficult to predict, as of the end of the period covered by this report, our management believes that no ongoing litigation or investigation is likely to result in a material adverse impact on our consolidated financial statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table covers the purchases of our securities by CH2M HILL during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January (a)	1,939	$14.65	—	—
February	—	$—	—	—
March (b)	474,497	$14.92	—	—
Total	476,436	$14.92	—	—

(a)  Shares purchased by CH2M HILL from terminated employees.

(b)  Shares purchased by CH2M HILL in the Internal Market.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.    Exhibits

* 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1

Certification pursuant to the requirements set forth in Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)

*32.2

Certification pursuant to the requirements set forth in Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CH2M HILL Companies, Ltd.

Date: May 5, 2005	/c/ Samuel H. Iapalucci
Samuel H. Iapalucci
Acting Chief Executive Officer, Executive Vice President and Chief Financial Officer

Index of Exhibits

* 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1

Certification pursuant to the requirements set forth in Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)

*32.2

Certification pursuant to the requirements set forth in Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)

*Filed herewith