Form 10-Q
period 2005-06-30
CH2M HILL COMPANIES LTD
filed 2005-08-05
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 4, 2005, the registrant had 32,067,254 shares of common stock, $0.01 par value per share, issued and outstanding.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

JUNE 30, 2005

Part I - FINANCIAL INFORMATION

Item 1 - Consolidated Condensed Financial Statements

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(Dollars in thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,817	$55,885
Receivables, net
Client accounts	347,128	302,743
Unbilled revenue	221,185	210,089
Other	5,597	7,146
Prepaid expenses and other assets	20,336	14,936
Total current assets	648,063	590,799
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	58,252	58,697
PROPERTY, PLANT and EQUIPMENT, net	25,819	26,061
GOODWILL	35,068	34,780
INTANGIBLE ASSETS, net	29,298	33,343
OTHER ASSETS, net	33,070	34,743
DEFERRED INCOME TAXES	53,047	53,047
TOTAL ASSETS	$882,617	$831,470

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,431	$2,813
Accounts payable	127,288	123,248
Billings in excess of revenues	114,101	88,084
Accrued incentive compensation	21,391	34,500
Employee related liabilities	121,814	105,416
Accrued project costs	54,099	54,235
Other current liabilities	76,112	75,392
Current deferred income taxes	19,602	18,734
Total current liabilities	535,838	502,422
OTHER LONG-TERM LIABILITIES	95,350	95,008
LONG-TERM DEBT	3,433	4,190
Total liabilities	634,621	601,620

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock Class A $0.02 par value, 500,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 32,041,656 and 31,214,918 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	320	312
Additional paid-in capital	40,261	36,968
Retained earnings	222,557	208,019
Accumulated other comprehensive loss	(15,142)	(15,449)
Total shareholders’ equity	247,996	229,850
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$882,617	$831,470

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Statements of Income

(Unaudited)

(Dollars in thousands except share and per share data)

	Three-Month Period Ended		Six-Month Period Ended
	June 30,		June 30,
	2005	2004	2005	2004
Gross revenue	$788,462	$665,128	$1,466,077	$1,282,627

Operating expenses:
Direct cost of services and overhead	(639,993)	(535,222)	(1,177,892)	(1,026,412)
General and administrative	(142,745)	(122,768)	(280,566)	(244,687)

Operating income	5,724	7,138	7,619	11,528

Other income (expense):
Equity in earnings of joint ventures and affiliated companies	7,771	8,201	16,475	14,592
Gain on sale of equity investment	—	—	—	785
Interest income	441	262	872	344
Interest expense	(414)	(721)	(806)	(1,061)
Income before provision for income taxes	13,522	14,880	24,160	26,188
Provision for income taxes	(5,314)	(5,964)	(9,622)	(10,556)
Net income	$8,208	$8,916	$14,538	$15,632

Net income per common share:
Basic	$0.26	$0.28	$0.46	$0.49
Diluted	$0.25	$0.28	$0.45	$0.49
Weighted-average number of common shares:
Basic	32,066,513	31,797,702	31,847,013	31,716,501
Diluted	32,633,184	32,171,622	32,429,812	32,119,174

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six-Month Period Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$14,538	$15,632
Adjustments to reconcile net income to net cash used in operating activities -
Depreciation and amortization	7,664	8,541
Realized gain on sale of investment	—	(785)
Stock-based compensation for employees and employee benefit plans	11,731	11,378
Allowance for uncollectible accounts	1,374	1,572
Deferred income tax expense	618	1,056
Equity in earnings of unconsolidated affiliates, net	8,417	(2,245)
Change in current assets and liabilities
Receivables and unbilled revenue	(30,248)	(36,216)
Prepaid expenses and other	(3,293)	1,469
Accounts payable	(8,070)	(34,809)
Billings in excess of revenues	17,280	6,936
Accrued incentive compensation	(13,773)	(7,788)
Employee related liabilities	16,532	9,988
Other accrued liabilities	8,009	14,367
Current taxes payable	(6,105)	7,067
Other	(1,568)	3,848
Net cash used in operating activities	23,106	11

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,026)	(2,777)
Cash increase upon consolidation of affiliated companies	7,699	—
Investments in unconsolidated affiliates	(13,558)	—
Net cash provided by (used in) investing activities	(8,885)	(2,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on line of credit	79,200	269,600
Payments on line of credit and long-term debt	(81,410)	(248,251)
Purchases and retirements of stock	(14,102)	(21,314)
Net cash provided by (used in) financing activities	(16,312)	35

EFFECT OF EXCHANGE RATE CHANGES ON CASH	23	(669)
DECREASE IN CASH AND CASH EQUIVALENTS	(2,068)	(3,400)
CASH AND CASH EQUIVALENTS, beginning of period	55,885	30,885
CASH AND CASH EQUIVALENTS, end of period	$53,817	$27,485

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$14,028	$4,065
Cash paid for interest	$941	$912

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

(1)         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial information has been prepared in accordance with the interim reporting rules and regulations of the U.S. Securities and Exchange Commission and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.  Certain amounts in the prior period have been reclassified to conform to current period presentation.

In the opinion of CH2M HILL Companies, Ltd.’s (CH2M HILL) management, the accompanying unaudited consolidated condensed financial statements of the interim periods presented contain all adjustments necessary to present fairly the financial position of CH2M HILL as of June 30, 2005 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be achieved for a full year and cannot be used to indicate financial performance for the entire year. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in CH2M HILL’s Annual Report on Form 10-K for the year ended December 31, 2004.

Shareholders’ Equity

The significant changes in shareholders’ equity for the six-month period ended June 30, 2005 are as follows:

	Shares	Amount

Shareholders’ Equity, December 31, 2004	31,214,918	$229,850
Net income	—	14,538
Shares issued in connection with stock-based compensation and employee benefit plans	1,692,108	17,305
Shares purchased and retired	(865,370)	(14,102)
Other	—	405
Shareholders’ Equity, June 30, 2005	32,041,656	$247,996

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

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$8,208	$8,916	$14,538	$15,632
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,095	4,721	7,235	6,963
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(4,438)	(5,024)	(7,881)	(7,576)
Pro forma net income	$7,865	$8,613	$13,892	$15,019

Earnings per share:
Basic – as reported	$0.26	$0.28	$0.46	$0.49
Basic – pro forma	$0.25	$0.27	$0.44	$0.47
Diluted – as reported	$0.25	$0.28	$0.45	$0.49
Diluted – pro forma	$0.24	$0.27	$0.43	$0.47

The assumptions used in calculating the pro forma disclosures are as follows:

	2005	2004
Risk free interest rate	3.82%	2.02%
Expected dividend yield	0.00%	0.00%
Expected lives	4.56 Years	4.37 Years
Expected volatility	0.001%	0.001%

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised) “Share-Based Payment,” which replaces SFAS No. 123 and supercedes APB No. 25, “Accounting for Stock Issued to Employees”.  SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) generally applies to all awards granted after the required effective date, but does not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date.  SFAS 123(R) also applies to unvested awards outstanding as of the effective date. SFAS 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Adoption of SFAS 123(R) will require CH2M HILL to record an expense for stock-based compensation plans using the fair value method.  The implementation of SFAS 123(R) will have an impact on CH2M HILL’s financial statements as management has historically recorded compensation expense in accordance with the instrinsic value method under APB No. 25. CH2M HILL will adopt SFAS No. 123(R) on January 1, 2006 and management is currently assessing the impact on CH2M HILL’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring after December 31, 2005. CH2M HILL will account for all nonmonetary transactions in accordance with SFAS No. 153 effective January 1, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 addresses the requirements for the accounting for and reporting of a change in accounting principle.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine with the period-specific effects or cumulative effect of the change.  CH2M HILL will adopt SFAS 154 on January 1, 2006 and it will not have an impact on CH2M HILL’s consolidated financial statements upon adoption.

The American Jobs Creation Act created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside of the U.S. by providing an 85% dividend received deductions for controlled foreign corporations.  In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides accounting and disclosure guidance for this repatriation provision.  CH2M HILL has not completed its evaluation of the new repatriation provisions and does not expect to complete its evaluation until after Congress or the Treasury Department provides additional guidance clarifying key elements of the provision.  The range of possible amounts that management is currently considering eligible for repatriation is between zero and $20,000 as of June 30, 2005.  The related potential range of income tax cannot be reasonably estimated.  While management is currently studying the impact of the one-time favorable repatriation provision, it is management’s intention to continue to indefinitely reinvest our undistributed foreign earnings.

(2) SEGMENT INFORMATION

Certain financial information relating to the three- and six-month periods ended June 30, 2005 and 2004 for each segment is provided below.  The financial information for the three- and six-month periods ended June 30, 2004 for each segment has been reclassified to conform to the current period presentation.

Three-Month Period Ended June 30, 2005	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$270,706	$261,029	$256,727	$—	$788,462
Inter-segment sales	2,177	5,379	4,847	(12,403)	—
Equity in earnings of joint ventures and affiliated companies	5,609	2,094	68	—	7,771
Segment profit (loss)	5,976	5,819	5,772	(4,045)	13,522

Three-Month Period Ended June 30, 2004	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$236,989	$216,149	$211,990	$—	$665,128
Inter-segment sales	1,760	3,369	150	(5,279)	—
Equity in earnings of joint ventures and affiliated companies	5,947	2,212	42	—	8,201
Segment profit (loss)	8,228	7,452	3,192	(3,992)	14,880

Six-month Period Ended June 30, 2005	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$523,862	$490,475	$451,740	$—	$1,466,077
Inter-segment sales	4,426	9,890	9,858	(24,174)	—
Equity in earnings of joint ventures and affiliated companies	10,983	5,345	147	—	16,475
Segment profit (loss)	12,818	16,054	2,355	(7,067)	24,160

Six-Month Period Ended June 30, 2004	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$472,122	$418,508	$391,997	$—	$1,282,627
Inter-segment sales	5,340	8,291	983	(14,614)	—
Equity in earnings of joint ventures and affiliated companies	11,268	3,291	33	—	14,592
Segment profit (loss)	15,514	11,961	4,240	(5,527)	26,188

(3) COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains and losses on equity investments and foreign currency translation gains or losses that have been reflected as a component of shareholders’ equity and have not impacted net income.  The following table summarizes the components of comprehensive income for the three- and six-month periods ended June 30, 2005 and 2004:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
Net income	$8,208	$8,916	$14,538	$15,632
Change in unrealized gains (losses) on equity investments	312	(123)	454	1,736
Change in foreign currency translation gains (losses)	(377)	(957)	(147)	(708)
Comprehensive income	$8,143	$7,836	$14,845	$16,660

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

A reconciliation of basic and diluted EPS for the three- and six-month periods ended June 30 follows (in thousands, except per share amounts):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
Numerator:
Net Income	$8,208	$8,916	$14,538	$15,632

Denominator:
Basic income per share- weighted-average shares outstanding	32,067	31,798	31,847	31,717
Dilutive effect of common stock equivalents	566	374	583	402
Diluted income per share- adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	32,633	32,172	32,430	32,119

Basic net income per share	$0.26	$0.28	$0.46	$0.49
Diluted net income per share	$0.25	$0.28	$0.45	$0.49

(5) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

CH2M HILL routinely enters into joint ventures to service the needs of its clients.  Such arrangements are customary in the engineering and construction industry and generally are project specific.  CH2M HILL accounts for its investments in affiliated unconsolidated companies using the equity method of accounting. As of June 30, 2005 and December 31, 2004, the investments in unconsolidated affiliates were $58,252 and $58,697, respectively. CH2M HILL’s proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies on the accompanying consolidated condensed statements of income.  As of June 30, 2005, CH2M HILL had the following significant investments in affiliated unconsolidated companies accounted for under the equity method of accounting:

% Ownership
Domestic:
AGVIQ-CH2M HILL Joint Venture	49.0%
BPC Airport Partners Joint Venture	34.5%
CH2M HILL/ VT Griffin	49.0%
CH2M – WG Idaho, LLC	50.5%
Environmental Engineering Solutions	38.0%
Holm II, Inc./CH2M HILL Constructors, Inc.	50.0%
Johnson Controls-Hill, LLC	25.0%
Kaiser-Hill Company, LLC	50.0%
Kakivik Asset Management	33.3%
Milwaukee Transportation Partners, LLC	50.0%
OMI/Thames Water Stockton, Inc.	50.0%
Parsons CH2M HILL Program Management Consultants	45.0%
Pizzagalli/CCI Joint Venture	50.0%
Stockton D/B Joint Venture	50.0%
Washington-IDC	23.0%
Foreign:
BTC Group	33.3%
CH2M HILL BECA, Ltd.	50.0%
CH2M HILL/ Parsons, a Joint Venture	50.0%
CH2M PB JV, Pte	50.0%
CHDE Water	50.0%
CHBM Water Joint Venture	50.0%

CH2M HILL’s largest unconsolidated joint venture is Kaiser-Hill Company, LLC (Kaiser-Hill), in which CH2M HILL owns a 50% interest.  Kaiser-Hill’s revenues are derived from the U.S. Department of Energy’s (DOE) Performance Based Integrating Management Contract for the Rocky Flats Closure Project in Golden, Colorado.  Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed site target closure costs.  The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of Kaiser-Hill’s performance.

During the three-month periods ended June 30, 2005 and 2004, CH2M HILL recognized earnings from Kaiser-Hill of $5,129 and $5,261, respectively, and $10,224 and $10,368 for the six-month periods ended June 30, 2005 and 2004, respectively.  Kaiser-Hill’s ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the DOE and can be different from the earnings recognized for accounting purposes.  During the six-month periods ended June 30, 2005 and 2004, CH2M HILL received $21,000 and $7,000 of distributed earnings from Kaiser-Hill, respectively.  As the cleanup of the site progresses toward the estimated closure date of late 2005, undistributed earnings, and therefore the investment balance, could continue to increase if Kaiser-Hill continues to perform at better than cost and schedule targets.  As of June 30, 2005 and December 31, 2004, the investment in Kaiser-Hill was $24,470 and $35,246, respectively.

Summarized financial information for the three- and six-month periods ended June 30, 2005 and 2004, for CH2M HILL’s unconsolidated affiliates is as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
RESULTS OF OPERATIONS:
Revenues	$240,418	$192,115	$491,576	$387,493
Direct costs	(221,159)	(174,721)	(450,937)	(350,923)
Gross margin	19,259	17,394	40,639	36,570
General and administrative expenses	(4,325)	(3,190)	(7,346)	(8,692)
Operating income	14,934	14,204	33,293	27,878
Other income (expense), net	117	(534)	134	(490)
Net Income	$15,051	$13,670	$33,427	$27,388

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

CH2M HILL has interests in multiple joint ventures that are considered VIEs under FIN 46R. These entities facilitate the completion of contracts that are jointly owned with CH2M HILL’s joint venture partners. These joint ventures are formed to leverage the skills of the respective partners, and include consulting, construction, design, project management and operations and maintenance contracts. CH2M HILL’s risk of loss on joint ventures is similar to what the risk of loss would be if the project was self-performed, other than the fact that the risk is shared with CH2M HILL’s partner(s).

CH2M HILL has classified entities identified as VIEs into two groups, the first of which includes those entities that CH2M HILL has consolidated under the guidance of FIN 46R in the first quarter of 2005 and the second group which includes those entities which CH2M HILL was not required to consolidate. At June 30, 2005, the assets and liabilities, including minority interest balances, of the identified VIEs that were consolidated are $41,509 and $34,520, respectively. At June 30, 2005, the assets and liabilities of the identified VIEs that were not consolidated are $32,281 and $27,415, respectively.

The cumulative effect of consolidating these joint venutres, as of January 1, 2005, did not have a material impact on the consolidated financial statements.

(6) GOODWILL AND INTANGIBLE ASSETS

Intangible assets with finite lives consist of the following:

	Cost	Accumulated Amortization	Net finite-lived intangible assets
June 30, 2005

Contracts-in-place	$26,594	$(20,762)	$5,832
Patents and trademarks	5,219	(3,745)	1,474
Contracted backlog	2,947	(1,908)	1,039
Non-compete agreements and other	2,255	(1,628)	627
Total finite-lived intangible assets	$37,015	$(28,043)	$8,972

December 31, 2004

Contracts-in-place	$26,594	$(18,640)	$7,954
Patents and trademarks	5,219	(2,346)	2,873
Contracted backlog	2,947	(1,611)	1,336
Non-compete agreements and other	2,330	(1,476)	854
Total finite-lived intangible assets	$37,090	$(24,073)	$13,017

The contracts-in-place are amortized on a straight-line basis over the total life of the contracts of one to seven years. The other intangible assets are being amortized over their expected lives of one to six years.  The amortization expense reflected in the accompanying consolidated condensed statements of income totaled $1,957 and $2,515 for the three-month period ended June 30, 2005 and 2004, respectively, and $3,952 and $4,540 for the six-month period ended June 30, 2005 and 2004, respectively.

Indefinite-lived intangible assets consist of the following:

	June 30,	December 31,
	2005	2004
Goodwill	$35,068	$34,780
Tradename	20,326	20,326
Total indefinite-lived intangible assets	$55,394	$55,106

(7) LINE OF CREDIT

CH2M HILL has an unsecured revolving line of credit with a maximum borrowing capacity of $160,000.  The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit. During the second quarter of 2005, CH2M HILL borrowed an average of $4,533 under this credit facility for general corporate purposes.  There were no amounts outstanding under the credit facility at June 30, 2005 or December 31, 2004.

The credit facility, as amended, expires in July 2008.  At the option of CH2M HILL, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate plus 1.00% to 1.75%, or the lender’s applicable base rate plus margin of 0.0% to 0.25% based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.20% to 0.35% per year on the unused portion of the line of credit is payable based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.

The agreement requires CH2M HILL to, among other things, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio. As of June 30, 2005, CH2M HILL was in compliance with the covenants required by the agreement.

The agreement also allows CH2M HILL to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At June 30, 2005 and December 31, 2004, there were $20,035 and $20,382 issued and outstanding letters of credit, respectively.

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

The office of the United States Attorney for the District of Connecticut has informed us that it is investigating possible Clean Water Act (“CWA”) misdemeanor violations at two wastewater treatment facilities in Connecticut operated by a CH2M HILL subsidiary.  CH2M HILL has been informed that the investigation centers on the subsidiary employees’ failures to comply with sampling and reporting requirements of CWA.  These alleged violations do not involve environmental contamination.  CH2M HILL is cooperating with the investigation and is in negotiations with the United States Attorney for the District of Connecticut to resolve the matter through a civil settlement, but no assurance can be given as to the eventual outcome of these negotiations.

CH2M HILL is party to various contractual guarantees and legal actions arising in the normal course of business.  From time to time, agencies of the U.S. government investigate whether CH2M HILL’s operations are being conducted in accordance with applicable regulatory requirements.  Because a large portion of CH2M HILL’s business comes from federal, state and municipal sources, CH2M HILL’s procurement practices at times are also subject to review and occasional investigations by U.S. and state attorneys offices.  Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. government contracting. These investigations often take years to complete and many result in no adverse action.  Damages assessed in connection with and the cost of defending any such actions could be substantial.  While the outcome of pending proceedings are often difficult to predict, as of June 30, 2005 management believes that no ongoing litigation or investigation is likely to result in a material adverse impact on CH2M HILL’s consolidated financial statements.

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

The following discussion and analysis explains our general financial condition, changes in financial condition and results of operations as a whole and as to each of our operating segments including:

•      Factors affecting our business

•      Our revenues and profits

•      The source of our revenues and profits

•      Variations of revenues and profits from year to year

•      Cash sources and utilizations

•      The impact of the above on our overall financial condition

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

Introduction

We are one of the largest engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operation, major project management and related technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we operate in more than 110 countries and have nearly 14,500 employees worldwide.

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

We provide services to our clients through three operating segments — Federal, Civil Infrastructure and Industrial — which are aligned with the types of clients we serve.  The structure provides for better decision making on an enterprise-wide basis.  For example, while our Federal segment generally provides a comprehensive range of services to the U.S. federal government, it also provides services to international governments. Our Civil Infrastructure segment generally provides a comprehensive range of services to various state and local governments. Our Industrial segment generally provides a comprehensive range of services to various private sector clients.

Results of Operations for the Three- and Six-Month Periods Ended June 30, 2005 Compared to the Same Periods of 2004

Revenues and pre-tax profit or loss for the three- and six-month periods ended June 30, 2005 and 2004 by operating segment were as follows:

Three-Month Period Ended June 30,

(in millions)

	Revenues				Pre-Tax Profit
	2005		2004		2005	2004
Federal	$270.7	34.3%	$237.0	35.6%	$6.0	$8.2
Civil Infrastructure	261.0	33.1%	216.1	32.5%	5.8	7.5
Industrial	256.8	32.6%	212.0	31.9%	5.8	3.2
Corporate	—	—	—	—	(4.1)	(4.0)
Total	$788.5	100.0%	$665.1	100.0%	$13.5	$14.9

Six-Month Period Ended June 30,

(in millions)

	Revenues				Pre-Tax Profit (Loss)
	2005		2004		2005	2004
Federal	$523.9	35.7%	$472.1	36.8%	$12.8	$15.5
Civil Infrastructure	490.5	33.5%	418.5	32.6%	16.1	12.0
Industrial	451.7	30.8%	392.0	30.6%	2.4	4.2
Corporate	—	—	—	—	(7.1)	(5.5)
Total	$1,466.1	100.0%	$1,282.6	100.0%	$24.2	$26.2

The above financial information for the three- and six-month periods ended June 30, 2004 for each segment has been reclassified to conform to the current period presentation.

Federal

Revenues increased for the three- and six-month periods ended June 30, 2005, compared to the same periods in the prior year by $33.7 million and $51.8 million, or 14.2% and 11.0%, respectively. Our nuclear business reported an increase in revenue of approximately 29% for the second quarter of 2005 versus the same period in 2004, due to our contracts with the U.S. Department of Energy (DOE) at the Hanford River Protection Project and the Mound Project.  Our CH2M HILL services business also reported an increase in revenues resulting from our work on three reconstruction projects in Iraq, Qatar and Jordan that were awarded by the U.S. Department of Defense in 2004. Our environmental services business reported decreased revenues in the second quarter of 2005 compared to the same period last year due to completion of our Johnston Island project in 2004 and an overall decline in federal environmental work as funds have been shifted to homeland security projects.

Pre-tax profit decreased for the three- and six-month periods ended June 30, 2005, compared to the same periods last year by $2.2 million and $2.7 million, or 26.8% and 17.4%, respectively.  Profit as a percentage of revenue for the second quarter of 2005 was 1.8% compared to 3.9% in the same period of 2004.  This decline is primarily related to cost overruns on a fixed price project.  Although revenues have increased within our nuclear group primarily due to volume of work, we have not yet recognized fees as these are performance-based contracts for which performance milestones have not yet been achieved.

Civil Infrastructure

Revenues increased for the three- and six-month periods ended June 30, 2005 compared to the same period in 2004 by $44.9 million and $72.0 million, or 20.8% and 17.2%, respectively. A large part of the increase was attributable to continued growth from successful pursuits in transportation design/build projects and a slight increase in transportation consulting. These new projects included significant highway design/build contracts in Colorado and Oregon.  Additionally, our water and wastewater businesses reported increased revenues compared to the prior year related primarily to an increase in our international operations, driven by our Changi project in Singapore, Sydney Pump Station project in Australia, Water Program Management project in Iraq and the USAID project in the West Bank.  The international market remains strong due to population and economic growth in certain regions, aging infrastructure, capacity shortfalls and regulatory requirements. Our operations and maintenance business (O&M) reported a slight improvement in revenues compared to the same period last year.  This increase is attributable to the successful development of additional work within existing projects as well as new core market service contracts throughout the United States and Puerto Rico.

Pre-tax profit decreased by $1.7 million, or 22.7%, for the three-month period ended June 30, 2005 and increased by $4.1 million, or 34.2%, for the six-month period ended June 30, 2005, compared to the same periods last year. Our transportation business experienced a nominal increase in pre-tax profit primarily as a result of the increase in business volumes.  This profit was partially offset by losses incurred on a design/build project. Although the water business experienced higher revenues, pre-tax profits did not increase proportionately due to significant business development expenditures in the second quarter of 2005.  Our O&M business produced significant improvements in pre-tax profits for both the three- and six-month periods compared to prior year primarily attributable to improvement in project controls, risk management processes and controlled overhead spending. In addition, our O&M business was successful in exiting two significantly underperforming contracts in the latter half of 2004.

Industrial

Revenues increased for the three- and six-month periods ended June 30, 2005 compared to the same periods last year by $44.8 million and $59.7 million, or 21.1% and 15.2%, respectively. The increase in revenues is primarily due to significant new business in our chemicals and electronics market sectors.  Our chemicals sector has experienced strong performance as the overall economic market conditions have improved.  The electronics sector has also seen a slight improvement in its markets, especially in clean room installation projects.  We also experienced growth in our energy and industrial systems business primarily resulting from an increase in volume from our facilities work we are performing for the U.S. Air Force, primarily in the Pacific Rim.  These increases were partially offset from declines in our power, bio-pharma and general manufacturing market sectors.  Delays in customer awards of large, full-service manufacturing and bio-pharma construction contracts and completion of certain large industrial power projects in 2004 contributed to the decline in these market sectors. Lastly, our communications business showed revenue growth in 2005 as the telecommunications markets began showing signs of renewed spending levels particularly in the wireless sectors worldwide.

Pre-tax profit increased for the three-month period ended June 30, 2005 compared to the same period of 2004 by $2.6 million or 81.3% and decreased by $1.8 million or 42.9% for the six-month period ended June 30, 2005 compared to 2004.  The increase for the quarter ended June 30, 2005 is primarily fueled by the increase in volumes from the chemical and electronics market sectors.  During the six-month period ended June 30, 2005, these increases in pretax profits were offset from the decline in volume in the pharmaceuticals and biotechnology market sectors and a weak domestic power generation market. Additionally, competition in our communications and information solutions business is resulting in competitive pricing measures that, despite the increase in revenue discussed above, are lowering pre-tax profits.

Joint Ventures

We routinely enter into joint ventures to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. For the quarters ended June 30, 2005 and 2004, we reported total equity in earnings of joint ventures and affiliated companies of $7.8 million and $8.2 million, respectively.  For the six-month periods ended June 30, 2005 and 2004, we reported total equity in earnings of joint ventures and affiliated companies of $16.5 million and $14.6 million, respectively.

Our largest unconsolidated joint venture is Kaiser-Hill, in which we own a 50% interest.  Kaiser-Hill’s current contract with the DOE, which has been effective since 2000, is a site closure contract and does not have a defined term.  Under the contract, Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed upon site target closure costs.  For every dollar that the DOE saves, Kaiser-Hill receives a fee increase ranging from 20 to 30 cents up to an agreed upon maximum.  At the same time, for every dollar the cleanup is over budget, the fee is reduced by 20 to 30 cents down to an agreed upon minimum.  The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of Kaiser-Hill’s performance.

As the cleanup of the site progresses toward the estimated closure date of fourth quarter 2005 and Kaiser-Hill continues to perform at better than cost and schedule targets, we may record an incremental fee of up to $80.0 million during the period of 2005 through physical project completion and the date Kaiser-Hill has been paid in full by the DOE.  While many of the job site risks are diminishing, there continues to be many other risks and uncertainties associated with the contract.  We believe that many of the risks and uncertainties that currently exist could be eliminated or mitigated in the third quarter of 2005 such that the majority of this fee could be recorded at that time.  However, we do not anticipate that all risks and uncertainties will be eliminated, therefore, any remaining fee will be recognized as revenue when each of the risks has been eliminated or sufficiently mitigated.

The earnings from Kaiser-Hill are reported as equity in earnings of joint ventures and affiliated companies and are included in our Federal operating segment.  For the quarters ended June 30, 2005 and 2004, earnings from Kaiser-Hill were $5.1 million and $5.3 million, respectively, and for the six-month periods ended June 30, 2005 and 2004 were $10.2 million and $10.4 million, respectively.

As discussed above, Kaiser-Hill’s ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the DOE and can be different from the earnings recognized for accounting purposes.  During the six-month periods ended June 30, 2005 and 2004, we received $21.0 million and $7.0 million, respectively, of distributed earnings from Kaiser-Hill.  Our investment in Kaiser-Hill as of June 30, 2005 and December 31, 2004, was $24.5 million and $35.2 million, respectively.

Corporate Expenses

Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax.  Corporate expenses for the quarter ended June 30, 2005 were $4.1 million compared to $4.0 million for the same period in 2004 and for the six-month periods ended June 30, 2005 and 2004 were $7.1 million and $5.5 million, respectively.  The increase for the six-month period expenses in 2005 compared to the same period in 2004 was due primarily to increased long-term incentive compensation costs.

Income Taxes

Our effective tax rate for the three-month period ended June 30, 2005 was 39.3% compared to 40.1% for the same period last year and the six-month period ended June 30, 2005 was 39.8% compared to 40.3% for the same period last year.  Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, non-deductible foreign net operating losses, disallowed portions of meals and entertainment expenses, and intangible asset amortization not deductible for tax purposes.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and purchases of stock presented on our internal market. We believe, based on our total cash and credit capacity at June 30, 2005 of $193.8 million, that we have sufficient resources to fund our operations, anticipated capital expenditure requirements, as well as purchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.

Cash on hand		$53.8
Line of credit capacity	160.0
Issued letters of credit	(20.0)
Net credit capacity available		140.0
Total capacity		$193.8

Billings and collections on accounts receivable can impact our operating cash flows. We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on this assessment at June 30, 2005, we have deemed the allowance for doubtful accounts to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our timing of cash receipts necessary to meet our operating needs.

We are a professional services organization and, therefore, we do not require significant outflows of cash for capital expenditures. Our capital expenditures are primarily for office equipment and leasehold improvements. Capital expenditures during the six-month period ended June 30, 2005 and the six-month period ended June 30, 2004 were $3.0 million and $2.8 million, respectively. We have a formal operating lease program under which most of our computers and related equipment is procured on an ongoing basis.

We used $14.1 million in cash for purchases of stock presented on our internal market during the six-month period ended June 30, 2005 compared to $21.3 million for the same period of 2004.

The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit.  The credit facility, as amended, expires in July 2008.  At our option, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate plus 1.00% to 1.75%, or the lender’s applicable base rate plus margin of 0.0% to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.20% to 0.35% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.  During the three-month period ended June 30, 2005, our average daily borrowing was $4.5 million under our credit facility for general corporate purposes. It is likely, but uncertain, that we will continue to utilize our credit facility periodically during the remainder of 2005 depending on the timing of cash receipts and disbursements.  There were no amounts outstanding under our line of credit at June 30, 2005 or December 31, 2004.

The agreement requires us to, among other things, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio.  As of June 30, 2005 we were in compliance with the covenants required by the agreement.

The agreement also allows us to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At June 30, 2005 and December 31, 2004 there were $20.0 million and $20.4 million issued and outstanding letters of credit, respectively.

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

The accounting policies that we believe are most critical to your understanding of our financial results and condition and require complex management judgment are summarized below. Further detail and information regarding our critical accounting policies and estimates are included in our 2004 Form 10-K.

Revenue Recognition

We earn our revenues from different types of services under a variety of different types of contracts, including cost-plus, firm fixed-price and time-and-materials.  In recognizing revenue, we evaluate each contractual arrangement to determine the appropriate authoritative literature to apply.  We recognize revenue and profit for a majority of our contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts.  In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, and achievement of contract performance standards.

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

A portion of our contracts are O&M type contracts. Typically, these contracts may include fixed and variable components along with incentive fees. Revenue is recognized on O&M contracts on a straight line basis over the life of the contract once we have an arrangement, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

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

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised) “Share-Based Payment,” which replaces SFAS No. 123 and supercedes APB No. 25, “Accounting for Stock Issued to Employees”.  SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) generally applies to all awards granted after the required effective date, but does not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. SFAS 123(R) also applies to unvested awards outstanding as of the effective date.  SFAS 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Adoption of SFAS 123(R) will require us to record an expense for stock based compensation plans using the fair value method.  The implementation of SFAS 123(R) will have an impact on our financial statements as we have historically recorded compensation expense in accordance with the instrinsic value method under APB No. 25. CH2M HILL will adopt SFAS No. 123(R) on January 1, 2006 and is currently assessing the impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring after December 31, 2005. We will account for all nonmonetary transactions in accordance with SFAS No. 153 effective January 1, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 addresses the requirements for the accounting for and reporting of a change in accounting principle.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine with the period-specific effects or cumulative effect of the change.  We will adopt SFAS 154 on January 1, 2006 and it will not have an impact on the consolidated financial statements.

The American Jobs Creation Act created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside of the U.S. by providing an 85% dividend received deductions for controlled foreign corporations.  In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides accounting and disclosure guidance for this repatriation provision.  We have not completed our evaluation of the new repatriation provisions and do not expect to complete our evaluation until after Congress or the Treasury Department provides additional guidance clarifying key elements of the provision.  The range of possible amounts that we are currently considering eligible for repatriation is between zero and $20,000, as of June 30, 2005.  The related potential range of income tax cannot be reasonably estimated.  While we are currently studying the impact of the one-time favorable repatriation provision, it is our intention to continue to indefinitely reinvest our undistributed foreign earnings.

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

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving credit agreement and a building lease agreement that calls for monthly lease payments at a variable interest rate. Historically, we have used short-term variable rate borrowings under the unsecured revolving credit agreement on a limited basis.  There were no amounts outstanding under the unsecured revolving credit agreement at June 30, 2005. Our variable lease payments on the building lease agreement are estimated to be approximately $0.1 million per month, based on current interest rates. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings

The office of the United States Attorney for the District of Connecticut has informed us that it is investigating possible Clean Water Act (“CWA”) misdemeanor violations at two wastewater treatment facilities in Connecticut operated by a CH2M HILL subsidiary.  We have been informed that the investigation centers on the subsidiary employees’ failures to comply with sampling and reporting requirements of CWA.  These alleged violations do not involve environmental contamination.  We are cooperating with the investigation and are in negotiations with the United States Attorney for the District of Connecticut to resolve the matter through a civil settlement, but no assurance can be given as to the eventual outcome of these negotiations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table covers the purchases of our securities by CH2M HILL during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January(a)	1,939	$14.65	—	—
February	—	$—	—	—
March(b)	474,497	$14.92	—	—
April (a)	2,139	$14.92	—	—
May (a)	1,101	$14.94	—	—
June (b)	80,310	$14.94	—	—
Total	559,986	$14.87	—	—

(a)  Shares purchased by CH2M HILL from terminated employees.

(b)  Shares purchased by CH2M HILL in the Internal Market.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders on May 10, 2005, shareholders elected each of the director nominees and ratified the appointment of our independent auditors – KPMG LLP.  The results of the voting were as follows:

		Number of Shares
		Voted For	Voted Against	Abstain	Broker Non-Votes
1.	To elect four directors to serve for a three year term:
	Robert W. Bailey	26,094,081	—	667,575	—
	Robert G. Card	26,376,576	—	385,080	—
	James J. Ferris	26,186,709	—	574,947	—
	David B. Price	26,315,816	—	445,840	—
2.	To ratify the appointment of independent auditors	26,292,454	158,117	311,087	—

Item 5.  Other Information

Not applicable

Item 6.    Exhibits

Exhibits

* 31.1	Certification of Acting Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

CH2M HILL Companies, Ltd.

Date: August 4, 2005	/c/ Samuel H. Iapalucci
Samuel H. Iapalucci
Acting Chief Executive Officer, Executive Vice President and Chief Financial Officer

Index of Exhibits

* 31.1	Certification of Acting Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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