Form 10-Q
period 2005-09-30
CH2M HILL COMPANIES LTD
filed 2005-11-07
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

As of November 3, 2005, the registrant had 31,980,900 shares of common stock, $0.01 par value per share, issued and outstanding.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

SEPTEMBER 30, 2005

Part I - FINANCIAL INFORMATION

Item 1 - Consolidated Condensed Financial Statements

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)

	September 30, 2005	December 31, 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$50,473	$55,885
Receivables, net
Client accounts	317,841	302,743
Unbilled revenue	264,070	210,089
Other	4,079	7,146
Prepaid expenses and other assets	20,571	14,936
Total current assets	657,034	590,799
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	129,311	58,697
PROPERTY, PLANT and EQUIPMENT, net	27,940	26,061
GOODWILL	35,115	34,780
INTANGIBLE ASSETS, net	27,045	33,343
OTHER ASSETS, net	33,545	34,743
DEFERRED INCOME TAXES	53,047	53,047
TOTAL ASSETS	$963,037	$831,470

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,340	$2,813
Accounts payable	129,272	123,248
Billings in excess of revenues	109,223	88,084
Accrued incentive compensation	25,832	34,500
Employee related liabilities	117,790	105,416
Accrued project costs	51,641	54,235
Other current liabilities	75,974	75,392
Current deferred income taxes	48,458	18,734
Total current liabilities	559,530	502,422
OTHER LONG-TERM LIABILITIES	96,572	95,008
LONG-TERM DEBT	3,036	4,190
Total liabilities	659,138	601,620

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock Class A $0.02 par value, 500,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,956,445 and 31,214,918 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	320	312
Additional paid-in capital	42,428	36,968
Retained earnings	276,785	208,019
Accumulated other comprehensive loss	(15,634)	(15,449)
Total shareholders’ equity	303,899	229,850
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$963,037	$831,470

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Condensed Statements of Income

(Unaudited)

(Dollars in thousands except share and per share data)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Gross revenue	$801,105	$733,881	$2,267,182	$2,016,508

Operating expenses:
Direct cost of services and overhead	(643,169)	(596,578)	(1,821,060)	(1,622,990)
General and administrative	(151,712)	(129,773)	(432,279)	(375,988)

Operating income	6,224	7,530	13,843	17,530

Other income (expense):
Equity in earnings of joint ventures and affiliated companies	82,918	7,745	99,393	22,337
Gain on sale of equity investment	—	—	—	1,528
Interest income	585	1,213	1,457	2,342
Interest expense	(531)	(505)	(1,337)	(1,566)
Income before provision for income taxes	89,196	15,983	113,356	42,171
Provision for income taxes	(34,967)	(5,099)	(44,589)	(15,655)
Net income	$54,229	$10,884	$68,767	$26,516

Net income per common share:
Basic	$1.69	$0.35	$2.15	$0.84
Diluted	$1.66	$0.34	$2.12	$0.83
Weighted-average number of common shares:
Basic	32,084,654	31,323,644	31,927,810	31,584,593
Diluted	32,625,806	31,774,043	32,496,308	32,002,881

The accompanying notes are an integral part of these consolidated condensed financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine-Month Period Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$68,767	$26,516
Adjustments to reconcile net income to net cash used in operating activities -
Depreciation and amortization	11,782	11,599
Realized gain on sale of investment	—	(1,528)
Stock-based compensation for employees and employee benefit plans	21,880	21,525
Allowance for uncollectible accounts	1,965	1,875
Deferred income tax expense	29,232	1,565
Equity in earnings of unconsolidated affiliates, net	(61,420)	(9,421)
Change in current assets and liabilities
Receivables and unbilled revenue	(43,280)	(49,480)
Prepaid expenses and other	(4,076)	3,740
Accounts payable	(5,964)	(50,413)
Billings in excess of revenues	12,708	5,985
Employee related liabilities	67	8,818
Other accrued liabilities	50	55,806
Other	598	2,984
Net cash provided by operating activities	32,309	29,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,109)	(4,731)
Cash increase upon consolidation of affiliated companies	7,699	—
Investments in unconsolidated affiliates	(14,256)	1,741
Net cash used in investing activities	(13,666)	(2,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on line of credit	102,700	418,100
Payments on line of credit and long-term debt	(105,382)	(417,625)
Purchases and retirements of stock	(20,287)	(28,662)
Net cash used in financing activities	(22,969)	(28,187)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,086)	(731)
DECREASE IN CASH AND CASH EQUIVALENTS	(5,412)	(2,337)
CASH AND CASH EQUIVALENTS, beginning of period	55,885	30,885
CASH AND CASH EQUIVALENTS, end of period	$50,473	$28,548

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$24,245	$8,430
Cash paid for interest	$1,437	$773

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

In the opinion of CH2M HILL Companies, Ltd.’s (CH2M HILL) management, the accompanying unaudited consolidated condensed financial statements of the interim periods presented contain all adjustments necessary to present fairly the financial position of CH2M HILL as of September 30, 2005 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be achieved for a full year and cannot be used to indicate financial performance for the entire year. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in CH2M HILL’s Annual Report on Form 10-K for the year ended December 31, 2004.

Shareholders’ Equity

The significant changes in shareholders’ equity for the nine-month period ended September 30, 2005 are as follows:

	Shares	Amount

Shareholders’ Equity, December 31, 2004	31,214,918	$229,850
Net income	—	68,767
Shares issued in connection with stock-based compensation and employee benefit plans	2,044,061	25,531
Shares purchased and retired	(1,302,534)	(20,287)
Other	—	38
Shareholders’ Equity, September 30, 2005	31,956,445	$303,899

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

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$54,229	$10,884	$68,767	$26,516
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,309	6,211	11,544	13,174
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(4,716)	(6,498)	(12,597)	(14,074)
Pro forma net income	$53,822	$10,597	$67,714	$25,616

Earnings per share:
Basic – as reported	$1.69	$0.35	$2.15	$0.84
Basic – pro forma	$1.68	$0.34	$2.12	$0.81
Diluted – as reported	$1.66	$0.34	$2.12	$0.83
Diluted – pro forma	$1.65	$0.33	$2.08	$0.80

The assumptions used in calculating the pro forma disclosures are as follows:

	2005	2004
Risk free interest rate	3.84%	2.12%
Expected dividend yield	0.00%	0.00%
Expected lives	4.6 Years	4.4 Years
Expected volatility	0.001%	0.001%

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised) “Share-Based Payments,” (SFAS 123(R)), which replaces SFAS No. 123 and supercedes APB No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) generally applies to all awards granted after the required effective date, but does not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date.  SFAS 123(R) also applies to unvested awards outstanding as of the effective date. SFAS 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Adoption of SFAS 123(R) will require CH2M HILL to record an expense for stock-based compensation plans using the fair value method.  The implementation of SFAS 123(R) will have an impact on CH2M HILL’s financial statements as management has historically recorded compensation expense in accordance with the instrinsic value method under APB No. 25. CH2M HILL will adopt SFAS No. 123(R) on January 1, 2006 and management is currently assessing the impact on CH2M HILL’s consolidated financial statements.

The American Jobs Creation Act created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside of the U.S. by providing an 85% dividend received deductions for controlled foreign corporations.  In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides accounting and disclosure guidance for this repatriation provision.  CH2M HILL has completed its evaluation of the new repatriation provisions and has determined that it will not pursue the repatriation of accumulated earnings outside of the U.S.  It is management’s intention to continue to indefinitely reinvest the undistributed foreign earnings.

In June 2005, the Emerging Issues Task Force issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF No. 04-5).  This issue provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity.  Although CH2M HILL has yet to complete the analysis, management does not believe that the adoption of EITF No. 04-5 will have a material impact on its financial position, net earnings or cash flows.

(2) SEGMENT INFORMATION

Certain financial information relating to the three- and nine-month periods ended September 30, 2005 and 2004 for each segment is provided below.  The financial information for the three- and nine-month periods ended September 30, 2004 for each segment has been reclassified to conform to the current period presentation.

Three-Month Period Ended September 30, 2005	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$246,817	$270,050	$284,238	$—	$801,105
Inter-segment sales	2,381	5,803	4,427	(12,611)	—
Equity in earnings of joint ventures and affiliated companies	82,928	(66)	56	—	82,918
Segment profit (loss)	82,196	8,684	3,343	(5,027)	89,196

Three-Month Period Ended September 30, 2004	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$283,538	$212,656	$237,687	$—	$733,881
Inter-segment sales	1,743	4,197	2,599	(8,539)	—
Equity in earnings of joint ventures and affiliated companies	6,552	1,122	71	—	7,745
Segment profit (loss)	8,246	9,492	2,099	(3,854)	15,983

Nine-month Period Ended September 30, 2005	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$770,679	$760,525	$735,978	$—	$2,267,182
Inter-segment sales	6,807	15,693	14,285	(36,785)	—
Equity in earnings of joint ventures and affiliated companies	93,911	5,279	203	—	99,393
Segment profit (loss)	95,014	24,738	5,698	(12,094)	113,356

Nine-Month Period Ended September 30, 2004	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$755,660	$631,164	$629,684	$—	$2,016,508
Inter-segment sales	7,083	12,488	3,582	(23,153)	—
Equity in earnings of joint ventures and affiliated companies	17,820	4,413	104	—	22,337
Segment profit (loss)	23,760	21,453	6,339	(9,381)	42,171

(3) COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains and losses on equity investments and foreign currency translation gains or losses that have been reflected as a component of shareholders’ equity and have not impacted net income.  The following table summarizes the components of comprehensive income for the three- and nine-month periods ended September 30, 2005 and 2004:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Net income	$54,229	$10,884	$68,767	$26,516
Change in unrealized gains (losses) on equity investments	323	(711)	775	1,025
Change in foreign currency translation gains (losses)	(813)	859	(960)	151
Comprehensive income	$53,739	$11,032	$68,582	$27,692

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

A reconciliation of basic and diluted EPS for the three- and nine-month periods ended September 30 follows (in thousands, except per share amounts):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Numerator:
Net Income	$54,229	$10,884	$68,767	$26,516

Denominator:
Basic income per share- weighted-average shares outstanding	32,085	31,324	31,928	31,585
Dilutive effect of common stock equivalents	541	450	568	418
Diluted income per share- adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	32,626	31,774	32,496	32,003

Basic net income per share	$1.69	$0.35	$2.15	$0.84
Diluted net income per share	$1.66	$0.34	$2.12	$0.83

(5) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

CH2M HILL routinely enters into joint ventures to service the needs of its clients.  Such arrangements are customary in the engineering and construction industry and generally are project specific.  CH2M HILL accounts for its investments in affiliated unconsolidated companies using the equity method of accounting. As of September 30, 2005 and December 31, 2004, the investments in unconsolidated affiliates were $129,311 and $58,697, respectively. CH2M HILL’s proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies on the accompanying consolidated condensed statements of income.  As of September 30, 2005, CH2M HILL had the following significant investments in affiliated unconsolidated companies accounted for under the equity method of accounting:

% Ownership
Domestic:
AGVIQ-CH2M HILL Joint Venture	49.0%
BPC Airport Partners Joint Venture	34.5%
CH2M HILL/ VT Griffin	49.0%
CH2M – WG Idaho, LLC	50.5%
Environmental Engineering Solutions	38.0%
Holm II, Inc./CH2M HILL Constructors, Inc.	50.0%
Johnson Controls-Hill, LLC	25.0%
Kaiser-Hill Company, LLC	50.0%
Kakivik Asset Management	33.3%
Milwaukee Transportation Partners, LLC	50.0%
OMI/Thames Water Stockton, Inc.	50.0%
Parsons CH2M HILL Program Management Consultants	45.0%
Pizzagalli/CCI Joint Venture	50.0%
Stockton D/B Joint Venture	50.0%
Washington-IDC	23.0%
Foreign:
BTC Group	33.3%
CH2M HILL BECA, Ltd.	50.0%
CH2M HILL/ Parsons, a Joint Venture	50.0%
CH2M PB JV, Pte	50.0%
CHDE Water	50.0%
CHBM Water Joint Venture	50.0%
Maroochy Alliance Joint Venture	40.0%

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

During the three-month periods ended September 30, 2005 and 2004, CH2M HILL recognized earnings from Kaiser-Hill of $76.2 million and $5.1 million, respectively, and $86.3 million and $15.5 million for the nine-month periods ended September 30, 2005 and 2004, respectively.  The third quarter earnings for 2005 include an incremental fee of $71.2 million ($43.3 million, net of tax) as Kaiser-Hill recognized revenue related to the impact of favorable performance against the agreed upon target closure costs, the schedule to achieve site closure, and its job site safety.  In the third quarter of 2005, Kaiser-Hill recognized additional performance fees as a result of the elimination of job site risks and other contract uncertainties.   In addition, although some remaining close-out activities remain to be completed, including the DOE’s review and acceptance of the site work, Kaiser-Hill declared physical completion of the site on October 13, 2005.

During the nine-month periods ended September 30, 2005 and 2004, we received $31.5 million and $7.0 million, respectively, of distributed earnings from Kaiser-Hill.  Our investment in Kaiser-Hill as of September 30, 2005 was $90.1 million compared to $35.2 million, at December 31, 2004.  The majority of this increase is related to the recording of the additional performance fees.  Kaiser-Hill’s ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the DOE and can be different from the earnings recognized for accounting purposes.  We anticipate receiving a majority of the undistributed earnings in 2006.

Summarized financial information for the three- and nine-month periods ended September 30, 2005 and 2004, for CH2M HILL’s unconsolidated affiliates is as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
RESULTS OF OPERATIONS:
Revenues	$564,714	$243,910	$1,056,290	$631,403
Direct costs	(393,422)	(221,905)	(844,359)	(572,828)
Gross margin	171,292	22,005	211,931	58,575
General and administrative expenses	(2,889)	(6,613)	(10,235)	(15,305)
Operating income	168,403	15,392	201,696	43,270
Other expense, net	(199)	(140)	(65)	(630)
Net Income	$168,204	$15,252	$201,631	$42,640

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

CH2M HILL has interests in multiple joint ventures that are considered VIEs under FIN 46R. These entities facilitate the completion of contracts that are jointly owned with CH2M HILL’s joint venture partners. These joint ventures are formed to leverage the skills of the respective partners and include consulting, construction, design, project management and operations and maintenance contracts. CH2M HILL’s risk of loss on joint ventures is similar to what the risk of loss would be if the project was self-performed, other than the fact that the risk is shared with CH2M HILL’s partner(s).

CH2M HILL has classified entities identified as VIEs into two groups, the first of which includes those entities that CH2M HILL has consolidated under the guidance of FIN 46R in the first quarter of 2005 and the second group which includes those entities which CH2M HILL was not required to consolidate. At September 30, 2005, the assets and liabilities, including minority interest balances, of the identified VIEs that were consolidated are $55,080 and $56,019, respectively. At September 30, 2005, the assets and liabilities of the identified VIEs that were not consolidated are $38,810 and $31,543, respectively.

CH2M HILL has consolidated certain affiliates under the guidance of FIN 46R in the first quarter of 2005. Therefore, the results of operations from those affiliates are not included in the above 2005 financial information.  The cumulative effect of consolidating these joint ventures, as of January 1, 2005, did not have a material impact on the consolidated financial statements.

(6) GOODWILL AND INTANGIBLE ASSETS

Intangible assets with finite lives consist of the following:

	Cost	Accumulated Amortization	Net finite-lived intangible assets
September 30, 2005

Contracts-in-place	$26,594	$(21,823)	$4,771
Patents and trademarks	5,219	(4,460)	759
Contracted backlog	2,947	(2,410)	537
Non-compete agreements and other	1,267	(615)	652
Total finite-lived intangible assets	$36,027	$(29,308)	$6,719

December 31, 2004

Contracts-in-place	$26,594	$(18,640)	$7,954
Patents and trademarks	5,219	(2,346)	2,873
Contracted backlog	2,947	(1,611)	1,336
Non-compete agreements and other	2,330	(1,476)	854
Total finite-lived intangible assets	$37,090	$(24,073)	$13,017

The contracts-in-place are amortized on a straight-line basis over the total life of the contracts of one to seven years. The other intangible assets are being amortized over their expected lives of one to six years.  The amortization expense reflected in the accompanying consolidated condensed statements of income totaled $1,974 and $1,988 for the three-month period ended September 30, 2005 and 2004, respectively, and $5,926 and $6,528 for the nine-month period ended September 30, 2005 and 2004, respectively.

Indefinite-lived intangible assets consist of the following:

	September 30,	December 31,
	2005	2004
Goodwill	$35,115	$34,780
Tradename	20,326	20,326
Total indefinite-lived intangible assets	$55,441	$55,106

(7) LINE OF CREDIT

CH2M HILL has an unsecured revolving line of credit with a maximum borrowing capacity of $160,000.  The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit. During the third quarter of 2005, CH2M HILL borrowed an average of $771 under this credit facility for general corporate purposes.  There were no amounts outstanding under the credit facility at September 30, 2005 or December 31, 2004.

The credit facility, as amended in August 2005, expires in July 2009.  At the option of CH2M HILL, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate plus 1.00% to 1.75%, or the lender’s applicable base rate plus margin of 0.0% to 0.25% based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.20% to 0.35% per year on the unused portion of the line of credit is payable based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.

The agreement requires CH2M HILL to, among other things, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio. As of September 30, 2005, CH2M HILL was in compliance with the covenants required by the agreement.

The agreement also allows CH2M HILL to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At September 30, 2005 and December 31, 2004, there were $26,008 and $20,382 issued and outstanding letters of credit, respectively.

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

The office of the United States Attorney for the District of Connecticut has informed CH2M HILL that it is investigating a possible Clean Water Act (CWA) misdemeanor violation at two wastewater treatment facilities in Connecticut operated by a CH2M HILL subsidiary.  The investigation centers on the subsidiary employees’ failures to comply with sampling and reporting requirements of CWA.  These alleged violations do not involve environmental contamination.  CH2M HILL is cooperating with the investigation and is in the final stages of negotiations with the United States Attorney for the District of Connecticut to resolve the matter through a settlement, but no assurance can be given as to the eventual outcome of these negotiations.

CH2M HILL is party to various contractual guarantees and legal actions arising in the normal course of business.  From time to time, agencies of the U.S. government investigate whether CH2M HILL’s operations are being conducted in accordance with applicable regulatory requirements.  Because a large portion of CH2M HILL’s business comes from federal, state and municipal sources, CH2M HILL’s procurement practices at times are also subject to review and occasional investigations by U.S. and state attorneys offices.  Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. government contracting. These investigations often take years to complete and many result in no adverse action.  Damages assessed in connection with and the cost of defending any such actions could be substantial.  While the outcome of pending proceedings are often difficult to predict, as of September 30, 2005 management believes that no ongoing litigation or investigation is likely to result in a material adverse impact on CH2M HILL’s consolidated financial statements.

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

On October 19, 2005, CH2M HILL closed on an operating lease facility which will be used for the construction of a fourth corporate headquarters building in Colorado.  The building is expected to be completed in 2007 and the lease term will be approximately sixty-nine months.  Yearly payments on the lease are estimated to be approximately $1.1 million and the lease requires CH2M HILL to guarantee a residual value of the facility equal to an amount not greater than 85% of the total facility costs.  The total facilities costs are estimated to be approximately $23.0 million.

(9) ACQUISITIONS

On October 1, 2005, the Company completed its acquisition of BBS Corp.  The Ohio-based firm specializes in planning, design, and construction administration of water and wastewater treatment, distribution, and collection systems.  Under the terms of the agreement, the Company paid $8.3 million in cash to acquire the stock of BBS Corp.  The Company will account for this acquisition under the purchase method of accounting.

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

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2005 Compared to the Same Periods of 2004

Revenues and pre-tax profit or loss for the three- and nine-month periods ended September 30, 2005 and 2004 by operating segment were as follows:

Three-Month Period Ended September 30,

(in millions)

	Revenues				Pre-Tax Profit (Loss)
	2005		2004		2005	2004
Federal	$246.8	30.8%	$283.5	38.6%	$82.2	$8.3
Civil Infrastructure	270.1	33.7%	212.7	29.0%	8.7	9.5
Industrial	284.2	35.5%	237.7	32.4%	3.3	2.1
Corporate	—	—	—	—	(5.0)	(3.9)
Total	$801.1	100.0%	$733.9	100.0%	$89.2	$16.0

Nine-Month Period Ended September 30,

(in millions)

	Revenues				Pre-Tax Profit (Loss)
	2005		2004		2005	2004
Federal	$770.7	34.0%	$755.7	37.5%	$95.0	$23.8
Civil Infrastructure	760.5	33.5%	631.1	31.3%	24.8	21.5
Industrial	736.0	32.5%	629.7	31.2%	5.7	6.3
Corporate		—	—	—	(12.1)	(9.4)
Total	$2,267.2	100.0%	$2,016.5	100.0%	$113.4	$42.2

The above financial information for the three- and nine-month periods ended September 30, 2004 for each segment has been reclassified to conform to the current period presentation.

Federal

Revenues decreased for the three-month period ended September 30, 2005, compared to the same period in the prior year by $36.7 million or 12.9% and increased for the nine-month period ended September 30, 2005, compared to the same period in the prior year by $15.0 million or 2.0%. Our nuclear business reported a decrease in revenue of approximately $19.2 million or 11.9% for the third quarter of 2005 versus the same period in 2004, due to reduced spending on our contract with the U.S. Department of Energy (DOE) at the Hanford River Protection Project.  Our environmental services business reported decreased revenues in the third quarter of 2005 compared to the same period last year due to completion of our Johnston Atoll project in 2004 and an overall decline in federal environmental work as some funds have been shifting to homeland security projects. Our CH2M HILL services business also reported a slight decrease in revenues resulting from our completed work on three reconstruction projects in Iraq, Qatar and Jordan that were awarded by the U.S. Department of Defense in 2004. For the nine-month period ended September 30, 2005, compared to the same period in the prior year, our nuclear revenues increased by $57.7 million or 13.7% driven by our contracts with the DOE at the Hanford River Protection and the Mound projects.  Our services business reported increased revenues for the same period. This revenue increase was partially offset by lower revenue in the environmental services business as funds continue to be shifted by the Federal government to homeland security projects.

Pre-tax profit increased for the three- and nine-month periods ended September 30, 2005, compared to the same periods last year by $73.9 million and $71.2 million, respectively. Included in the three- and nine-month period results is an increase in equity earnings of joint ventures of $71.2 million from Kaiser-Hill for our share of additional fees related to the impact of favorable performance against the agreed upon target closure costs, the schedule to achieve site closure, and its job site safety. (See the discussion of Joint Ventures below for further information).  Also included for these periods, are equity earnings of joint ventures associated with the Idaho cleanup project, which commenced in the second quarter of 2005. Excluding the Kaiser-Hill performance fee, pre-tax profit was $2.7 million or 33.7% higher in the third quarter of 2005 compared to the same period in 2004.  Although revenues decreased, profit increased due to the above mentioned equity income on the Idaho project slightly offset by decreased earnings at our Hanford project. For the nine-month period ended September 30, 2005, pre-tax profit excluding the Kaiser-Hill performance fee, was consistent with the results of the same period of 2004 as the increase in Idaho equity earnings of joint ventures was largely offset by reduced results in our CH2M HILL Services business caused in part by a cost overrun in a project in Jordan.

Civil Infrastructure

Revenues increased for the three- and nine-month periods ended September 30, 2005 compared to the same period in 2004 by $57.4 million and $129.4 million, or 27.0% and 20.5%, respectively. A large part of the increase was attributable to continued growth from successful pursuits in transportation design/build projects and a slight increase in transportation consulting. These new projects included significant highway design/build contracts in Colorado, Oregon, Western Canada and Mexico.  Additionally, our water business reported increased revenues compared to the prior three- and nine-month periods of last year related primarily to an increase in our international operations, driven by our Changi project in Singapore, Sydney Pump Station project in Australia, Water Program Management project in Iraq and the USAID project in the West Bank and the consolidation of certain joint ventures, previously reported as equity in earnings.  The international market remains strong due to population and economic growth in certain regions, aging infrastructure, capacity shortfalls and regulatory requirements. Our operations and maintenance business (O&M) reported a slight improvement in revenues compared to the same three- and nine-month periods of last year.  This increase is attributable to the successful development of additional work within existing projects as well as new core market service contracts throughout the United States and Canada.

Pre-tax profit decreased by $0.8 million, or 8.4%, for the three-month period ended September 30, 2005 and increased by $3.3 million, or 15.3% for the nine-month period ended September 30, 2005, compared to the same periods last year. For the quarter ended September 30, 2005 compared to the same period last year, our transportation and water businesses experienced a decrease in pre-tax profit primarily as a result of project delivery issues on certain projects in the U.S. and abroad. Additionally, significant business development expenditures were incurred to secure two bid wins in North America.  Partially offsetting these negative results was our O&M business, which produced significant improvements in pre-tax profits for the three-month period compared to prior year primarily attributable to improvement in project controls, risk management processes and controlled overhead spending. In addition, our O&M business was successful in exiting two significantly underperforming contracts in the latter half of 2004 and improving the gross margins on existing projects.  For the nine-month period ended September 30, 2005, our O&M business produced significant improvements in pre-tax profits which were partially offset by lower pre-tax profits in the transportation and water businesses.

Industrial

Revenues increased for the three- and nine-month periods ended September 30, 2005 compared to the same periods last year by $46.5 million and $106.3 million, or 19.6% and 16.9%, respectively. The increase in revenues is primarily due to significant new business in our chemicals, energy and industrial systems and information solutions businesses.  Our chemicals sector has experienced strong performance as the overall economic market conditions have improved, driven by a significant chemical project.  We experienced significant growth in our energy and industrial systems business primarily resulting from an increase in volume from our facilities work we are performing for the U.S. Air Force, primarily in the Pacific Rim.  Lastly, our information solutions business showed revenue growth in 2005 as the telecommunications markets began showing signs of renewed spending levels particularly in the wireless sectors worldwide.  These increases were partially offset from declines in our power, bio-pharma and electronics businesses.  Delays in customer awards of large, full-service manufacturing and bio-pharma construction contracts and completion of certain large electronics and power projects in 2004 contributed to the decline in these businesses.

Pre-tax profit increased for the three-month period ended September 30, 2005 compared to the same period of 2004 by $1.2 million or 57.1% and decreased by $0.6 million or 9.5% for the nine-month period ended September 30, 2005 compared to 2004.  The increase for the quarter ended September 30, 2005 is primarily fueled by the increase in volumes from our chemical, energy and industrial systems and information solution business.  For the nine-month period ended September 30, 2005, increased profits in our chemical and general manufacturing businesses were offset by decreases in earnings in the bio-pharma, power and electronics business in comparison to the same period in the prior year. Additionally, competition in our communications business is resulting in competitive pricing measures that are lowering pre-tax profits.

Joint Ventures

We routinely enter into joint ventures to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. For the quarters ended September 30, 2005 and 2004, we reported total equity in earnings of joint ventures and affiliated companies of $82.9 million and $7.7 million, respectively.  For the nine-month periods ended September 30, 2005 and 2004, we reported total equity in earnings of joint ventures and affiliated companies of $99.4 million and $22.3 million, respectively.

Our largest unconsolidated joint venture is Kaiser-Hill, in which we own a 50% interest.  Kaiser-Hill’s current contract with the DOE, which has been effective since 2000, is a site closure contract.  Under the contract, Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed upon site target closure costs.  For every dollar that the DOE saves, Kaiser-Hill receives a fee increase ranging from 20 to 30 cents up to an agreed upon maximum.  At the same time, for every dollar the cleanup is over budget, the fee is reduced by 20 to 30 cents down to an agreed upon minimum.  The ultimate fee will also be impacted by the schedule to achieve site closure and the safety of Kaiser-Hill’s performance.

During the three-month periods ended September 30, 2005 and 2004, we recognized earnings from Kaiser-Hill of $76.2 million and $5.1 million, respectively, and $86.3 million and $15.5 million for the nine-month periods ended September 30, 2005 and 2004, respectively.  The third quarter earnings for 2005 include an incremental fee of $71.2 million ($43.3 million, net of tax) as Kaiser-Hill recognized revenue related to the impact of favorable performance against the agreed upon target closure costs, the schedule to achieve site closure, and its job site safety.  In the third quarter of 2005, Kaiser-Hill recognized additional performance fees as a result of the elimination of job site risks and other contract uncertainties.   Although Kaiser-Hill declared physical completion of the site on October 13, 2005, certain contract provisions related to the close out remain, which inherently involves risks.  Some of the remaining close-out activities include the DOE reviewing and accepting the site work and forwarding final payment.  As a result, Kaiser-Hill will continue to recognize revenue as the remaining risks and uncertainties are eliminated or sufficiently mitigated.

During the nine-month periods ended September 30, 2005 and 2004, we received $31.5 million and $7.0 million, respectively, of distributed earnings from Kaiser-Hill.  Our investment in Kaiser-Hill as of September 30, 2005 was $90.1 million compared to $35.2 million, at December 31, 2004.  The majority of this increase is related to the recognition of the additional performance fees.  Kaiser-Hill’s ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the DOE and can be different from the earnings recognized for accounting purposes.  We anticipate receiving the majority of the undistributed earnings in 2006.

Income Taxes

Our effective tax rate for the three-month period ended September 30, 2005 was 39.2% compared to 31.9% for the same period last year and the nine-month period ended September 30, 2005 was 39.3% compared to 37.1% for the same period last year.  The increase in the effective tax rates for the three- and nine-month periods ended September 30, 2005 compared to prior periods, is primarily due to a decrease in the 2005 tax benefits realized under the extraterritorial income exclusion rules, foreign tax credits and a significant increase in non-deductible intangible assets and meals and entertainment expenses in the current periods.  Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, non-deductible foreign net operating losses, disallowed portions of meals and entertainment expenses, and intangible asset amortization not deductible for tax purposes.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and purchases of stock presented on our internal market. We believe, based on our total cash and credit capacity at September 30, 2005 of $184.5 million, we have sufficient resources to fund our operations, anticipated capital expenditure requirements, as well as purchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.

(Amounts in millions)

Cash on hand		$50.5
Line of credit capacity	160.0
Issued letters of credit	(26.0)
Net credit capacity available		134.0
Total capacity		$184.5

Billings and collections on accounts receivable can impact our operating cash flows. We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on this assessment at September 30, 2005, we have deemed the allowance for doubtful accounts to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our timing of cash receipts necessary to meet our operating needs.

We are a professional services organization and, therefore, we do not require significant outflows of cash for capital expenditures. Our capital expenditures are primarily for office equipment and leasehold improvements. Capital expenditures during the nine-month period ended September 30, 2005 and the nine-month period ended September 30, 2004 were $7.1 million and $4.7 million, respectively. We have a formal operating lease program under which most of our computers and related equipment is procured on an ongoing basis.

We used $20.3 million in cash for purchases of stock presented on our internal market during the nine-month period ended September 30, 2005 compared to $28.7 million for the same period of 2004.

The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit.  The credit facility, as amended in August 2005, expires in July 2009.  At our option, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate plus 1.00% to 1.75%, or the lender’s applicable base rate plus margin of 0.0% to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.20% to 0.35% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.  During the three-month period ended September 30, 2005, our average daily borrowing was $0.7 million under our credit facility for general corporate purposes. It is likely, but uncertain, that we will continue to utilize our credit facility periodically during the remainder of 2005 depending on the timing of cash receipts and disbursements.  There were no amounts outstanding under our line of credit at September 30, 2005 or December 31, 2004.

The agreement requires us to, among other things, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio.  As of September 30, 2005 we were in compliance with the covenants required by the agreement.

The agreement also allows us to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At September 30, 2005 and December 31, 2004 there were $26.0 million and $20.4 million issued and outstanding letters of credit, respectively.

On October 19, 2005, we closed on an operating lease facility which will be used for the construction of a fourth corporate headquarters building in Colorado.  The building is expected to be completed in 2007 and the lease term will be approximately sixty-nine months.  Yearly payments on the lease are estimated to be approximately $1.1 million and the lease requires us to guarantee a residual value of the facility equal to an amount not greater than 85% of the total facility costs.  The total facilities costs are estimated to be approximately $23.0 million.

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

A portion of our contracts are operations and management type contracts. Typically, these contracts may include fixed and variable components along with incentive fees. Revenue is recognized on operations and management contracts on a straight line basis over the life of the contract once we have an arrangement, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

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

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised) “Share-Based Payment,” which replaces SFAS No. 123 and supercedes APB No. 25, “Accounting for Stock Issued to Employees”.  SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) generally applies to all awards granted after the required effective date, but does not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. SFAS 123(R) also applies to unvested awards outstanding as of the effective date.  SFAS 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Adoption of SFAS 123(R) will require us to record an expense for stock based compensation plans using the fair value method.  The implementation of SFAS 123(R) will have an impact on our financial statements as we have historically recorded compensation expense in accordance with the instrinsic value method under APB No. 25. We will adopt SFAS No. 123(R) on January 1, 2006 and are currently assessing the impact on the consolidated financial statements.

The American Jobs Creation Act created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside of the U.S. by providing an 85% dividend received deductions for controlled foreign corporations.  In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides accounting and disclosure guidance for this repatriation provision.  We have completed our evaluation of the new repatriation provisions and have determined that we will not pursue the repatriation of accumulated earnings outside of the U.S.  It is our intention to continue to indefinitely reinvest our undistributed foreign earnings.

In June 2005, the Emerging Issues Task Force issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” (EITF No. 04-5) This issue provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity.  Although we have yet to complete our analysis, we do not believe that the adoption of EITF No. 04-5 will have a material impact on our financial position, net earnings or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates.  This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flow.

Foreign currency exchange rates. We are exposed to foreign currency exchange risks in the normal course of our international business operations. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. We may engage in forward foreign exchange contracts to reduce our economic exposure to changes in exchange rates. Generally, forward contracts are entered into to hedge specific commitments and anticipated transactions but not for speculative or trading purposes.

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving credit agreement and a building lease agreement that calls for monthly lease payments at a variable interest rate. Historically, we have used short-term variable rate borrowings under the unsecured revolving credit agreement on a limited basis.  There were no amounts outstanding under the unsecured revolving credit agreement at September 30, 2005. Our variable lease payments on the building lease agreement are estimated to be approximately $0.1 million per month, based on current interest rates. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings

The office of the United States Attorney for the District of Connecticut has informed us that it is investigating a possible Clean Water Act (CWA) misdemeanor violation at two wastewater treatment facilities in Connecticut operated by a CH2M HILL subsidiary.  The investigation centers on the subsidiary employees’ failures to comply with sampling and reporting requirements of CWA.  These alleged violations do not involve environmental contamination.  We are cooperating with the investigation and are in the final stages of negotiations with the United States Attorney for the District of Connecticut to resolve the matter through a settlement, but no assurance can be given as to the eventual outcome of these negotiations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table covers the purchases of our securities by CH2M HILL during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July (a)	2,498	$14.94	—	—
August (a)	—	$14.94	—	—
September (b)	168,650	$15.11	—	—
Total	171,148	$15.11	—	—

(a)  Shares purchased by CH2M HILL from terminated employees.

(b)  Shares purchased by CH2M HILL in the Internal Market.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Subsequent Event

On October 1, 2005, the Company completed its acquisition of BBS Corp.  The Ohio-based firm specializes in planning, design, and construction administration of water and wastewater treatment, distribution, and collection systems.  Under the terms of the agreement the Company paid $8.3 million in cash to acquire the stock of BBS Corp.  The Company will account for this acquisition under the purchase method of accounting.

Item 6.    Exhibits

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

CH2M HILL Companies, Ltd.

Date: November 4, 2005	/c/ Samuel H. Iapalucci
Samuel H. Iapalucci
Executive Vice President and Chief Financial Officer

Index of Exhibits

* 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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