Form 10-K
period 2005-12-31
CH2M HILL COMPANIES LTD
filed 2006-02-27
CIK 777491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price as of June 30, 2005 was approximately $235 million. For purposes of this calculation, it is assumed that the registrant’s affiliates include the registrant’s Board of Directors, its executive officers and certain of its employee benefit plans. The registrant disclaims the existence of any control relationship between it and such employee benefit plans.

As of February 23, 2006, there were 32,252,975 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on our behalf. We may from time-to-time make statements that are “forward-looking,” including statements contained in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (SEC) and in reports to our shareholders. Such statements may, for example, express expectations or projections about future actions that we may take or about developments beyond our control including changes in domestic or global economic conditions. These statements are made on the basis of our management’s views and assumptions as of the time the statements are made and we undertake no obligation to update these statements. Our actual results may differ significantly from the results discussed in the forward-looking statements. General factors that might cause such differences include, but are not limited to:

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

•       Our ability to successfully integrate future acquisitions

•       Our ability to attract and retain professional personnel

•       Changes in economic conditions

For more information on these and other risk factors that may affect our business, refer to “Item 1A. Risk Factors” included in this Annual Report on Form 10-K.

PART I

Item 1.                        Business

Summary

We are one of the largest engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operations, major project management and related technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we have approximately 16,000 employees worldwide.

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

Our Operating Segments

We provide services to our clients through three operating segments: Federal, Civil Infrastructure and Industrial. For example, while our Federal segment generally provides a comprehensive range of services to the U.S. federal government, it also provides services to international governments. Our Civil Infrastructure segment generally provides a comprehensive range of services to various state and local governments. Our Industrial segment generally provides a comprehensive range of services to various private sector companies. Financial information for each segment for each of the last three years, including 2005, is included in Note 17 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Our Clients and Key Markets

The following table summarizes our primary client types, revenues and key markets served by each of our operating segments.

Operating Segment	Primary Client Type	% of Revenues	Key Markets
Federal	U.S. Federal Government	34%	• Nuclear • Environmental • Federal Outsourcing and Privatization
Civil Infrastructure	State and Local Government	33%	• Water, Wastewater and Water Resources • Transportation • Operations and Maintenance
Industrial	Private Sector	33%	• Communications • Energy and Industrial Systems • Chemicals, Plastics and Refining • Manufacturing • Pharmaceuticals and Biotechnology • Electronics • Power

Clients

We provide our services to a broad range of domestic and international clients, including the U.S. federal government, state and local governments and private sector clients. We perform services as the prime contractor, as subcontractors, or through joint ventures or partnership agreements with other service providers. The demand for our services generally comes from budgeting and capital spending decisions made by the U.S. federal government, state and local governments and private sector clients. The following table shows representative clients by each of our operating segments:

Federal	Civil Infrastructure	Industrial

•U.S. Department of Energy (DOE)

•U.S. Department of Defense

•U.S. Air Force

•U.S. Navy

•U.S. Army Corps of Engineers

•U.S. Agency for International Development

•U.S. Environmental Protection Agency

•U.S. Federal Emergency Management Agency

•United Kingdom (Atomic Energy Administration)

• U.S. cities • Foreign cities • U.S. airports • U.S. and State Departments of Transportation • Port districts

•  Microelectronics manufacturers

•  Power utilities

•  Pharmaceutical and biotechnology  companies

•  Automotive, food and beverage, metals and consumer product manufacturers

•  Chemicals, bioprocessing and
refining companies

•  Wireless network operators

Key Markets

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

Many of our contracts with the DOE are executed through joint ventures. One of these joint ventures is Kaiser-Hill Company, LLC (Kaiser-Hill), which was established for the closure of the Rocky Flats Nuclear site in Golden, Colorado. Rocky Flats is a former DOE nuclear weapons production facility. Kaiser-Hill has been performing services under successive contracts awarded by the DOE since 1995, including the oversight of plutonium stabilization and storage, environmental restoration, waste management, decontamination and decommissioning, site safety and security. On October 13, 2005, Kaiser-Hill declared the physical completion of the site clean-up effort and began transitioning to the close-out phase of the contract which is expected to last through 2006. These activities primarily relate to the management of waste subcontracts and numerous administrative tasks.

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

Federal Outsourcing and Privatization.   We provide privatization, contingency planning, logistics support and operations and maintenance of water treatment plants to U.S. federal government clients. Privatization services include outsourcing of facilities maintenance and management, utilities operations and maintenance, environmental support, other base operating services and minor capital construction projects. Contracts are typically long-term (5 to 50 years).

Contingency planning and logistics support services include technical support, material expediting, supply and value chain management, transportation and distribution, deployment logistics and logistics strategic planning, engineering and construction, operations and maintenance and contingency planning services primarily to U.S. federal government clients.

Water, Wastewater and Water Resources.   We provide a complete range of services for the planning, design/build, construction and construction management of water supply and delivery systems and wastewater collection and treatment facilities. Services are provided for new and expanded water storage, transmission, treatment (including desalination plants and membrane technology) and disposal systems, wastewater distribution systems, wastewater collection and conveyance systems. Additionally, we provide water resources management, environmental restoration and watershed management, ground water modeling and protection, wastewater reclamation and reuse, biosolids management and financial planning.

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

Manufacturing.   We provide a full range of EPC services, project management, and program management to the automotive, food and beverage, metals and consumer product sectors of the manufacturing industry. Additionally, we provide consulting and technology services for lean and agile manufacturing, supply chain and logistics management, manufacturing, packaging and material handling technology and strategic initiatives  for optimizing customer operations. We also provide 3D computer simulation and modeling, site search and economic development consulting, security assessment and systems implementation,  plus process validation, design and installation.

Pharmaceuticals and Biotechnology.   We provide EPC and validation services to major pharmaceutical, generic pharmaceutical, over-the-counter pharmaceutical, bioprocess and research biotechnology companies. This includes manufacturing technology-formulation/fill/finish, bioprocess and process engineering and simulation, integrated facilities, manufacturing and process design, containment and cleanroom design and laboratory and pilot scale operations.

Electronics.   We provide program management, consulting, planning, design, and construction services and products to electronics manufacturing clients in the integrated circuit, wafer, dynamic random access memory, foundry, nanotechnology and flat panel display manufacturing industries. Our clients typically require integrated design and construction services for complex manufacturing systems, including cleanrooms, ultrapure water and wastewater systems, chemical and gas systems and production tools. Our electronics business also provides specialized consulting services to optimize the operating efficiency and return on investment for complex manufacturing facilities.

Power.   We provide planning, design and construction services to the industrial co-generation, clean air, non-regulated and regulated sectors of the power industry. This includes integrated EPC and startup services, enhanced engineering and management tools, Computer Aided Design modeling services, labor productivity and earned-value tracking tools, safety and comprehensive quality management services, project administration, cost and cash flow management services, and supply, schedule and change management services.

Competition

The market for our design, consulting, engineering and construction services is highly competitive. We compete with many firms, including large multinational firms having substantially greater financial, management and marketing resources. Some of our competitors are small firms with lower cost structures enabling them to offer lower prices for particular services. We also compete with government agencies, including our own clients that can utilize their internal resources to perform services that we might otherwise perform. To our knowledge, no individual company currently dominates any significant portion of our markets. Competition in our industry is based on quality of performance, reputation, expertise, price, technology, customer relationships, range of service offerings and domestic and international office networks. For additional information regarding competition, see “Risk Factors—Our industry is highly competitive.”

Backlog

The following table provides backlog revenues by operating segment for the years ended December 31:

Operating Segment	2005	2004
	(dollars in millions)
Federal	$755.0	$1,035.5
Civil Infrastructure	2,096.8	1,699.8
Industrial	751.1	504.3
	$3,602.9	$3,239.6

We define backlog as contracted task orders less previously recognized revenue on such task orders. Our backlog does not reflect any future activities related to unconsolidated joint ventures. U.S. government agencies operate under annual fiscal appropriations by Congress and fund various federal contracts only on an incremental basis. The same is true of many state, local and foreign contracts. For more information on backlog, see “Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future performance.”  The decrease in the Federal segment backlog is due to the Hanford River Protection and Mound projects nearing completion. The increase in the Civil Infrastructure segment backlog is driven by new contracts that were secured in the water and transportation businesses, while the Industrial segment backlog has increased due to a recent significant power project award.

Available Information

For additional information regarding CH2M HILL, including free copies of filings with the SEC, please visit our web site at www.ch2m.com. The SEC filings, which include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are located in the About Us/Employee Ownership section of our web site and are made available as soon as practicable after they are filed with the SEC.

Item 1A.                Risk Factors

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

Adverse economic conditions may decrease our customers’ willingness to make capital expenditures or otherwise reduce their spending to purchase our services, which could result in diminished revenues and margins for our business. In addition, adverse economic conditions could alter the overall mix of services that our customers seek to purchase, and increased competition during a period of economic decline could force us to accept contract terms that are less favorable to us than we might be able to negotiate under other circumstances. Changes in our mix of services or a less favorable contracting environment may cause our revenues and margins to decline. Moreover, our customers may experience difficult business climates from time-to-time and could delay or fail to pay our fees as a result. If a customer failed to pay a significant outstanding fee, our financial results could be adversely affected and our stock price could be reduced.

Changes and fluctuations in government’s spending priorities could adversely affect our revenue expectations.

Because a substantial part of our overall business is generated either directly or indirectly as a result of federal and local government regulatory and infrastructure priorities, shifts in these priorities due to changes in policy imperatives or economic conditions are often unpredictable and may affect our revenues.

Political instability in key regions around the world coupled with the U.S. government’s commitment to the war on terror put at risk federal discretionary spending, including spending on infrastructure projects that are of particular importance to our business. At the state and local levels, the need to compensate for reductions in the federal matching funds, as well as financing of federal unfunded mandates, creates tremendous pressures to cut back on infrastructure project expenditures as well. While we have won and are continuing to seek federal contracts related to changing U.S. government priorities, such as unforeseen disaster response, rebuilding Iraq and Afghanistan, and some other projects that reflect current government focus, there can be no assurances that potential reduction of federal infrastructure project funding would not adversely affect our business.

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

•       the diversion of management’s attention and other resources;

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

As is customary in our industry, we are often required to provide performance and surety bonds to customers in connection with our construction, EPC and fixed price projects. These bonds indemnify the customer if we fail to perform our obligations under the contract. Failure to provide a bond on terms and conditions desired by a customer may result in an inability to compete for or win a project. Historically we have had and continue to have good relationships with our sureties and a strong bonding capacity. The issuance of bonds under any bonding facilities, however, is at the sureties’ sole discretion. Bonds may be more difficult to obtain in the future or they may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding may result in our ineligibility to bid for construction, EPC and fixed price projects, which could have a material adverse effect on our growth and financial condition.

The success of our joint ventures depends on the satisfactory performance by our joint venture partners related to their joint venture obligations. The failure of our joint venture partners to perform their joint venture obligations could impose on us additional financial and performance obligations that could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture.

We enter into joint ventures as part of our business. The success of these and other joint ventures depend, in large part, on the satisfactory performance of our joint venture partners of their joint venture obligations. If our joint venture partners fail to satisfactorily perform their joint venture obligations as a result of financial or other difficulties, the joint venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture.

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

In 2005, we derived approximately 14% of our revenues from operations outside of the U.S. compared to 11% in 2004. Conducting business internationally is subject to a variety of risks including:

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

•       Inconsistent regulations and diverse licensing and legal requirements may increase our costs because our operations must comply with a variety of laws that differ from one country to another.

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

In 2005, we derived approximately 34% of our total revenues from contracts with the U.S. federal government and international governments. We own equity interests in joint ventures with revenues attributable primarily or entirely to contracts with U.S. federal government clients. The following risks are inherent in U.S. federal government contracts:

•       Because federal laws permit government agencies to terminate a contract for convenience, our government clients may terminate or decide not to renew our contracts with little or no prior notice.

•       U.S. federal government clients may audit contract payments we receive for several years after these payments are made. Based on these audits, the clients may adjust or demand repayment of payments we previously received. Audits have been completed on our federal contracts through December 31, 2003, and are continuing for subsequent periods. None of the audits performed to date on our federal contracts have resulted in any significant adjustments to our financial statements. It is possible, however, that an audit in the future could have an adverse effect on our consolidated financial statements.

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

Many of our projects are funded under federal, state and local government contracts and if we are found to have violated the terms of the government contracts or applicable statutes and regulations, we are subject to the risk of suspension or debarment from government contracting activities, which could have a material adverse affect on our business and results of operations.

If we fail to comply with the terms of one or more of our government contracts or governmental statutes and regulations, or if any of our companies or employees are indicted or convicted on criminal charges (including misdemeanors) relating to any of our government contracts, in addition to any civil or criminal penalties and costs we may incur, we could be suspended or debarred from government contracting activities for a period of time. Some federal and state statutes and regulations provide for automatic debarment in certain circumstances, such as upon a conviction for a violation. The suspension or debarment in any particular case may be limited to the facility, contract or subsidiary involved in the violation or could be applied to the whole CH2M HILL family of companies if the circumstances were deemed severe enough. Even a narrow suspension or debarment could result in negative publicity that could adversely affect our ability to renew contracts and to secure new contracts, both with governments and private customers, which could materially and adversely affect our business and results of operations.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future performance.

Our backlog at December 31, 2005 was $3.6 billion. We cannot assure that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, our ability to earn revenues from our backlog depends on the availability of funding for various U.S. federal, state, local and foreign government agencies. Most of our domestic and international industrial clients have termination for convenience provisions in their contracts. Therefore, project terminations, suspensions or reductions in scope may occur from time-to-time with respect to contracts reflected in our backlog. Some backlog reductions would adversely affect the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.

We could sustain losses on contracts that contain “fixed price” or “not to exceed” pricing provisions if our costs exceed the fixed or maximum prices.

In 2005, we derived approximately 35% of our revenues from “fixed price” contracts and approximately 37% of our revenues from time-and-materials contracts, most of which had “not to exceed” price limits. Under “fixed price” contracts, we agree to deliver projects for a definite, predetermined price regardless of our actual costs incurred over the life of the project. Under time-and-materials contracts with “not to exceed” provisions, we are compensated for the labor hours expended at agreed-upon hourly rates plus cost of materials used; however, there is a stated maximum compensation for the services to be provided under the contract. Many fixed price and “not to exceed” contracts involve large industrial facilities and public infrastructure projects and present the risk that our costs to complete a project may exceed the fixed price or “not to exceed” price agreed upon with the client. The fixed or maximum fees negotiated for such projects may not cover our actual costs and desired profit margins. If our actual costs for a fixed or “not to exceed” price project are higher than we expect, our profit margins on the project will be reduced or we could suffer a loss.

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

•       Accruals for other estimated liabilities; and

•       Asset impairment valuations.

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

Since all of the shares of our common stock are subject to transfer restrictions, you will generally only be able to sell your common stock through our internal market on the four trade dates in each year. Unlike shares that are actively traded in the public markets, you may not be able to sell at a particular time even though you would like to do so. Our common stock price could decline between the time you want to sell and the time you become able to sell. For a detailed discussion of the transfer restrictions on our common stock, see “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

Our stock prices are and will continue to be determined by our Board of Directors’ judgment of fair market value and not by market trading activity.

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

Item 1B.               Unresolved Staff Comments

We do not currently have any unresolved written comments from the Staff of the SEC regarding our periodic or current reports under the Securities Exchange Act of 1934.

Item 2.                      Properties

Our corporate headquarters is located in Englewood, Colorado, where we lease approximately 155,000 square feet of space. The lease on the corporate headquarters building expires in 2013. On October 19, 2005, we closed on a third operating lease facility which will be used for the construction of a fourth adjacent building in Colorado. The building is expected to be completed in 2007 and the lease term will be approximately sixty-nine months. The new facility costs are estimated to be approximately $23.0 million.

The office space that we lease is based upon commercially available terms. We believe that our existing facilities are adequate for the present needs of our business and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations.

Item 3.                      Legal Proceedings

We are a party to various contractual guarantees and legal actions arising in the normal course of our business. From time-to-time, agencies of the U.S. government investigate whether we conduct our operations in accordance with applicable regulatory requirements. Because a large portion of our business comes from federal, state, and municipal sources, our procurement practices at times also are subject to review and occasional investigations by U.S. and state attorneys offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties. These investigations often take years to complete and many result in no adverse action. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcome of pending proceedings are often difficult to predict, as of the date of this filing, our management believes that no ongoing litigation or investigation is likely to result in a material adverse impact on our consolidated financial statements.

In January 2006, one of our subsidiaries entered into a Deferred Prosecution Agreement (DPA) with the office of the United States Attorney for the District of Connecticut. The DPA relates to a previously disclosed investigation of a Clean Water Act (CWA) violation at our wastewater treatment facilities in Connecticut. Pursuant to the DPA, our subsidiary will contribute $2.0 million to community projects and take other agreed upon steps to enhance our CWA compliance procedures at the two wastewater treatment facilities in Connecticut. Provided we comply with our obligations under the DPA after 30 months, the U.S. District Attorney for the District of Connecticut will recommend dismissal of all actions against our subsidiary in connection with this matter. The violation related to failure to comply with sampling and reporting requirements of the CWA and there is no evidence the violation resulted in harm to human health or the environment.

Item 4.                        Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

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

If the aggregate number of shares offered for sale on the Internal Market on any Trade Date is greater than the number of shares sought to be purchased, shareholder offers to sell will be accepted as follows:

•       If enough orders to buy are received to purchase all the shares offered by each seller selling fewer than 500 shares and at least 500 shares from each other seller, then all sell orders will be accepted up to the first 500 shares and the portion of any sell orders exceeding 500 shares will be accepted on a pro-rata basis

•       If not enough orders to buy are received to purchase all the shares offered by each seller selling fewer than 500 shares and at least 500 shares from each other seller, then the purchase orders will be allocated equally to each seller

We may sell shares if the Internal Market is over-subscribed. To the extent that the aggregate number of shares sought to be purchased exceeds the aggregate number of shares offered for sale, we may, but are not obligated to, sell authorized but unissued shares of common stock on the Internal Market at the price in effect on that Trade Date to satisfy purchase demands. The decision as to whether or not we will sell shares in the Internal Market, if the Internal Market is over-subscribed, is solely within our discretion and we will not notify investors as to whether or not we will participate prior to the Trade Date. Investors should understand that there can be no assurance that they will be able to buy as many shares as they would like on a given Trade Date. We will consider a variety of factors including our cash position, financial performance and number of shares outstanding in making the determination as to whether to participate in an over-subscribed market. The terms of our existing unsecured revolving line of credit do not play a role in the decision as to whether to sell shares in the Internal Market. To date, no other factors have been considered by us in our decisions as to whether or not to participate in an over-subscribed market.

If the aggregate purchase orders exceed the number of shares available for sale and we choose not to issue additional shares, the following prospective purchasers will have priority to purchase shares, in the order listed:

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

Share Price = [(7.8 x M x P) + (SE)] / CS

In order to determine the fair market value of the common stock in the absence of a public trading market, our Board of Directors felt it appropriate to develop a valuation methodology to use as a tool to determine a price that would be a valid approximation of the fair market value. In determining the fair market value stock price, our Board of Directors believes that the use of a going concern component (i.e., net income, which we call profit after tax, as adjusted by the market factor) and a book value component (i.e., total shareholders’ equity) is important. Our Board of Directors believes that the process we have developed reflects modern equity valuation techniques and is based on those factors that are generally used in the valuation of equity securities.

The existence of an over-subscribed or under-subscribed market on any given Trade Date will not affect the stock price on that Trade Date. However, our Board of Directors, when determining the stock price for a future Trade Date, may take into account the fact that there have been under-subscribed or over-subscribed markets on prior Trade Dates.

Market Factor (“M”).   “M” is the market factor, which is subjectively determined in the sole discretion of our Board of Directors. In determining the market factor, our Board of Directors will take into account factors the directors considered to be relevant in determining the fair market value of our common stock, including:

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

As part of the total mix of information that our Board of Directors considers in determining the “M” factor, our Board of Directors also may take into account company appraisal information prepared by The Environmental Financial Consulting Group, Inc. (EFCG), an independent appraiser engaged by the trustees of our benefit plans. In setting the stock price, our Board of Directors compares the total of the going concern and book value components used in the valuation methodology to the enterprise value of the Company in the appraisal provided by EFCG. If, after such comparison, our Board of Directors concludes that its initial determination of the “M” factor should be re-examined, our Board of Directors may review, and if appropriate adjust, the “M” factor. Since the inception of the program on January 1, 2000, the total of the going concern and book value components used by our Board of Directors in setting the price for our stock has always been within the enterprise appraisal range provided quarterly by EFCG.

Since the inception of the program on January 1, 2000, the “M” factor has not deviated from 1.0. In deciding that the “M” factor should remain unchanged, our Board of Directors has considered our performance, the performance of the engineering and construction industry as a whole, and our perception of our future prospects.

Profit After Tax (“P”).   “P” is profit after tax, otherwise referred to as net income, for the four fiscal quarters immediately preceding the Trade Date. Our Board of Directors, at its discretion, may exclude nonrecurring or unusual transactions from the calculation. Nonrecurring or unusual transactions are developments that the market would not generally take into account in valuing an equity security. A change in accounting rules, for example, could increase or decrease net income without changing the fair market value of our common stock. Similarly, such a change could fail to have an immediate impact on the value of our common stock, but still have an impact on the value of our common stock over time. As a result, our Board of Directors believes that in order to determine the fair market value of our common stock, it needs the ability to review unusual events that affect net income. In the past, our Board of Directors has excluded unusual items from the calculation of “P”, including nonrecurring revenue from the Rocky Flats project and a write off of an investment in an international telecommunications company. During the third quarter of 2005, CH2M HILL recorded an incremental fee of $71.2 million ($43.3 million, net of tax) related to our joint venture, Kaiser-Hill Company, LLC, as a result of favorable performance against the agreed upon target closure costs, the schedule to achieve site closure and its job site safety. The Board determined that these additional earnings from Rocky Flats were an unusual transaction because it represents nonrecurring earnings that the market would not take into account in valuing comparable equity securities. Therefore, for stock valuation purposes, the impact on our profit after tax of $43.3 million was excluded from the “P” parameter. This impact remains in the shareholders’ equity parameter (“SE” described below) because it is part of our cumulative earnings history, i.e. an increase to our retained earnings. The factors influencing the Board’s decision included the performance fee structure of the Rocky Flats contract, which calls for Kaiser-Hill to receive a base fee affected, up or down, by its performance against the agreed site target closure costs. The incremental fee recorded in the third quarter of 2005 resulted from CH2M HILL’s ability to estimate the performance fee to be earned due to the elimination of job site risks and other contract uncertainties as well as its declaration of physical completion of the site on October 13, 2005. Because “P” is calculated on a four quarter basis, an exclusion impacts the calculation of fair market value for four consecutive quarters. Our Board of Directors may determine to exclude other future unusual or non-recurring items from the calculation of “P.

Total Shareholders’ Equity (“SE”).   “SE” is total shareholders’ equity, which includes intangible items, as set forth on our most recently available quarterly or annual financial statements. Our Board of Directors, at its discretion, may exclude from the Shareholders’ Equity parameter nonrecurring or unusual transactions that the market would not generally take into account in valuing an equity security. The exclusions from Shareholders’ Equity will generally be those transactions that are non-cash and are reported as “accumulated other comprehensive income (loss)” on the face of our consolidated balance sheet.  For example, during 2004 and 2005, our Board of Directors excluded, and will continue to exclude, a non-cash reduction in shareholders’ equity for a minimum pension liability adjustment. This adjustment was required by accounting rules and essentially reflected the stock market performance of the investments held in our pension plans relative to their future benefit obligations. Because this adjustment is unusual and may reverse as investment markets rebound, and given that the market would not generally take such adjustments into account when valuing equity securities, our Board of Directors excluded it from the SE parameter for stock valuation purposes. Similarly, other items that are reported as components of “accumulated other comprehensive income (loss)” are excluded from SE and include items such as unrealized gains/losses on securities, unrealized gains/losses on derivatives and foreign currency translation adjustments.

Common Stock Outstanding (“CS”).   “CS” is the weighted-average number of shares of our common stock outstanding during the four fiscal quarters immediately preceding the Trade Date, calculated on a fully-diluted basis. By “fully-diluted” we mean that the calculations are made as if all outstanding options to purchase our common stock had been exercised and other “dilutive” securities were converted into shares of our common stock. In addition, an estimate of the weighted-average number of shares that we reasonably anticipate will be issued under our stock-based compensation programs and employee benefit plans is included in this calculation.

The “CS” calculation is done on a fully-diluted basis since we believe that taking into account the issuance of all securities that will affect the per share value is a better representation of the share value over time. We have more than a 30-year history in making annual grants of stock-based compensation. Therefore, we believe that we have sufficient information to reasonably estimate the number of such “to be issued” shares. This approach avoids an artificial variance in share value during the first calendar quarter of each year when the bulk of shares of our common stock are issued by us pursuant to our employee benefit plans and stock-based compensation programs.

The following table shows a comparison of the “CS” value actually used by our Board of Directors to calculate stock prices on the dates indicated versus the year-to-date weighted-average number of shares of common stock as reflected in the diluted earnings-per-share calculation in our financial statements for the past three years.

Effective Date	CS	YTD Weighted-Average Number of Shares as reflected in Diluted EPS calculation
	(in thousands)	(in thousands)
February 14, 2003	33,800	31,544
May 8, 2003	33,844	31,881
August 8, 2003	33,751	32,064
November 7, 2003	33,671	32,116
February 13, 2004	33,239	32,004
May 6, 2004	33,623	32,066
August 6, 2004	33,474	32,119
November 5, 2004	33,355	32,003
February 11, 2005	33,348	31,944
May 12, 2005	33,428	32,208
August 12, 2005	33,546	32,430
November 11, 2005	33,696	32,496
February 10, 2006	33,904	32,482

Constant 7.8.   In the course of developing this valuation methodology, it became apparent to our Board of Directors that a multiple would be required in order for the stock price derived by this methodology to approximate our historical, pre-Internal Market stock price. Another objective of our Board of Directors when developing the valuation methodology was to establish the fair market value of our common stock using a market factor of 1.0. We believe that it was important to begin the Internal Market program with an “M” factor equal to 1.0 in order to make it easier for shareholders to understand future changes, if any, to the market factor.

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

We will also distribute the most current prospectus for our common stock and our audited annual financial statements to all shareholders, as well as other employees and eligible consultants, and to participants in the Internal Market through the employee benefit plans. Such information will be distributed at the same time as our annual reports, proxy information and solicitations are distributed for voting instructions from shareholders and participants in the employee benefit plans each year.

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

Effective Date	M	P	SE	CS	Price Per Share	Percentage Price Increase (Decrease)
		(in thousands)	(in thousands)	(in thousands)
February 14, 2003	1.0	26,547	194,954	33,800	11.89	2.7%
May 8, 2003	1.0	26,735	195,644	33,844	11.94	0.4%
August 8, 2003	1.0	25,840	204,512	33,751	12.03	0.8%
November 7, 2003	1.0	24,470	208,983	33,671	11.88	(1.3)%
February 13, 2004	1.0	23,804	215,638	33,239	12.07	1.6%
May 6, 2004	1.0	24,418	216,869	33,623	12.11	0.3%
August 6, 2004	1.0	27,345	223,211	33,474	13.04	7.7%
November 5, 2004	1.0	32,429	235,724	33,355	14.65	12.3%
February 11, 2005	1.0	32,338	245,298	33,348	14.92	1.8%
May 12, 2005	1.0	31,952	250,246	33,428	14.94	0.1%
August 12, 2005	1.0	31,244	263,139	33,546	15.11	1.1%
November 11, 2005	1.0	31,316	319,533	33,696	16.73	10.7%
February 10, 2006	1.0	38,367	335,301	33,904	18.72	11.9%

Holders of Our Common Stock

As of February 23, 2006, there were 4,797 holders of record of our common stock. As of such date, all of our common stock of record was owned by our current employees, directors, eligible consultants, and by our various employee benefit plans.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and no cash dividends are contemplated in the foreseeable future. We intend to retain any future earnings to finance the growth and development of our business. Under our existing unsecured revolving line of credit, payment of dividends would represent a violation of our covenants.

Issuer Purchases of Equity Securities

The following table covers the purchases of our securities by CH2M HILL during the quarter ended December 31, 2005:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October(a)	2,640	$15.11	—	—
November	—	$—	—	—
December(b)	179,123	$16.73	—	—
Total	181,763	$16.71	—	—

(a)           Shares purchased by CH2M HILL for terminated employees.

(b)          Shares purchased by CH2M HILL in the Internal Market.

Item 6.                        Selected Financial Data

The selected financial data presented below under the captions “Selected Statement of Operations Data” and “Selected Balance Sheet Data” as of and for each of the years in the four-year period ended December 31, 2005, are derived from the consolidated financial statements of CH2M HILL Companies, Ltd. and subsidiaries, which financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, and the report thereon, are included elsewhere in this Annual Report on Form 10-K. The 2001 consolidated financial statements from which this data was derived were reported on by other independent auditors who have ceased operations. The following information should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements and related notes thereto, included in this Annual Report on Form 10-K. During the periods presented, we paid no cash dividends on our common stock.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in millions, except per share data)
Selected Statement of Operations Data:
Revenues	$3,152.2	$2,715.4	$2,154.3	$1,955.0	$1,923.4
Operating income	24.0	21.3	12.7	7.3	30.2
Net income	81.6	32.3	23.8	29.7	27.9
Net income per common share
Basic	2.56	1.03	0.77	0.97	0.93
Diluted	2.51	1.01	0.74	0.94	0.90
Selected Balance Sheet Data:
Total assets	$1,103.9	$829.9	$746.0	$616.1	$548.3
Long-term debt, including current maturities	4.1	7.0	9.3	12.0	10.4
Total shareholders’ equity	320.0	229.9	200.2	180.3	166.9

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•       The source of our revenues and profits

•       Why those revenues and profits were different from year to year

•       Where our cash came from and how it was used

•       How all of this affects our overall financial condition

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. You should read this section in conjunction with Item 1A “Risk Factors” and the consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K.

Business Summary

We are one of the largest engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operation, major project management and related technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we have approximately 16,000 employees worldwide.

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

We provide services to our clients through three operating segments: Federal, Civil Infrastructure and Industrial. In 2004, we reorganized our operating segments to be more closely aligned with the types of clients we serve. The structure is intended to provide for better decision making on an enterprise-wide basis. For example, while our Federal segment generally provides a comprehensive range of services to the U.S. federal government, it also provides services to international governments. Our Civil Infrastructure segment generally provides a comprehensive range of services to various state and local governments. Our Industrial segment generally provides a comprehensive range of services to various private sector clients.

Summary of Operations

Revenues and pre-tax profit or loss for the years ended December 31, 2005, 2004 and 2003 by operating segment were as follows:

	2005			2004			2003
	Revenues		Pre-tax Profit (loss)	Revenues		Pre-tax Profit (loss)	Revenues		Pre-tax Profit (loss)
	(dollars in millions)
Federal	$1,058.0	33.6%	$113.3	$993.0	36.6%	$34.3	$885.1	41.1%	$32.3
Civil Infrastructure	1,048.0	33.2%	31.8	852.1	31.4%	27.4	891.4	41.4%	31.5
Industrial	1,046.2	33.2%	4.5	870.3	32.0%	4.9	377.8	17.5%	(13.6)
Corporate	—	—	(15.4)	—	—	(14.9)	—	—	(9.6)
Total	$3,152.2	100.0%	$134.2	$2,715.4	100.0%	$51.7	$2,154.3	100.0%	$40.6

Results of Operations for the Year Ended December 31, 2005 Compared to 2004

Federal

Revenues increased $65.0 million or 6.5% for the year ended December 31, 2005, compared to 2004. Our nuclear business reported an increase in revenue in 2005 versus 2004, due to increased revenue on our contract with the U.S. Department of Energy (DOE) at the Mound Nuclear Closure Project in Miamisberg, Ohio which was partially offset by reduced spending by the DOE on our contract at the Hanford River Protection Project. Our federal outsourcing business reported a significant increase in revenue, primarily as a result of Hurricane Katrina relief work performed under a contract with the Federal Emergency Management Agency. Our environmental services business reported decreased revenues in 2005 compared to last year due to completion of our Johnston Atoll project in 2004 and an overall decline in federal environmental work as some funds have been shifting to homeland security projects.

Pre-tax profit increased for the year ended December 31, 2005, compared to 2004 by $79.0 million or 230%. Included in the twelve-month period results of 2005 is an increase in equity in earnings of joint ventures of $71.2 million from Kaiser-Hill for our share of additional fees related to the impact of favorable performance against the agreed upon target closure costs, the schedule to achieve site closure and its job site safety (see the discussion of Joint Ventures below for further information). Excluding the Kaiser-Hill performance fee, pre-tax profit was $7.8 million or 22.7% higher for the year ended December 31, 2005 compared to the same period in 2004. This increase is due in part to additional equity earnings of joint ventures associated with the Idaho cleanup project, which commenced in the second quarter of 2005. In addition, we experienced favorable operating results at our Mound project. This was partially offset by decreased earnings at our Hanford project.

Civil Infrastructure

Revenues increased by $195.9 million or 23.0% for the year ended December 31, 2005 compared to the same period in 2004. A majority of the increase was attributable to continued growth from successful pursuits in transportation design/build projects and a slight increase in transportation consulting. New projects in 2005 included significant highway design/build contracts in Colorado, Oregon, Western Canada and Mexico. Additionally, our water business reported increased revenues of almost 12% as several projects began the construction phase during 2005 compared to last year. This increase in our water business was also related to an increase in our international operations, driven by our Changi project in Singapore, Sydney Pump Station project in Australia, Water Program Management project in Iraq and the USAID project in the West Bank. The international market remains strong due to population and economic growth in certain regions, aging infrastructure, capacity shortfalls and regulatory requirements.

Our operations and maintenance business (O&M) reported a slight improvement in revenues for the year ended December 31, 2005 compared to the same period of last year. This increase was attributable to the successful development of additional work within existing projects as well as new core market service contracts throughout the United States and Canada.

Pre-tax profit increased by $4.4 million or 16.1% for the year ended December 31, 2005, compared to the same period of last year. Our operations and maintenance business showed substantial improvement primarily attributable to project expense controls, risk management processes and controlled overhead spending. In addition, our operations and maintenance business was successful in exiting two significantly underperforming contracts in the latter half of 2004 and improving the gross margins on existing projects. Our transportation business reported a slight increase in pre-tax profits for the year ended December 31, 2005 compared to 2004 due to the revenue increase and favorable equity in earnings from the joint venture for the Marquette Interchange Project in Milwaukee, Wisconsin. These items were partially offset by unfavorable costs in two North American projects. The water business experienced a decrease in pre-tax profits from 2004 primarily as a result of increased business development costs. While those costs negatively impacted the 2005 operating results for our water business, they resulted in securing a significant number of new contracts for 2006 which is reflected in the Civil Infrastructure’s backlog.

Industrial

Revenues increased for the year ended December 31, 2005 compared to the same period last year by $175.9 million or 20.2%. The increase in revenues was primarily due to significant new business in our chemicals, energy and industrial systems and information solutions businesses. Our chemicals sector has experienced strong performance as the overall economic market conditions have improved, driven by three significant chemical projects. We experienced significant growth in our energy and industrial systems business, primarily resulting from an increase in volume from our facilities work we are performing for the U.S. Air Force (primarily in the Pacific Rim). Lastly, our information solutions business showed revenue growth in 2005 as the telecommunications markets began showing signs of renewed spending levels particularly in the wireless sectors worldwide. These increases were partially offset from declines in our power, bio-pharma and electronics businesses. Delays in customer awards of large, full-service manufacturing and bio-pharma construction contracts and completion of certain large electronics and power projects in 2004 contributed to the decline in these businesses.

Pre-tax profit decreased for the year ended December 31, 2005 compared to the same period last year by $0.4 million or 8.2%. The reduced pre-tax profit was primarily the result of lower revenue and associated gross margin in the power business, lower gross margin in the manufacturing business due to cost overruns on two North American projects and projects in Eastern Europe and cost overruns in the information solutions business. This decrease is partially offset by favorable performance in the chemicals, energy, industrial systems and information solutions businesses, which was driven by the above mentioned revenue increases. In addition, the electronics and bio-pharma businesses reported favorable results due to decreased overhead spending in 2005.

Results of Operations for the Year Ended December 31, 2004 Compared to 2003

Federal

Revenues increased for the year ended December 31, 2004, compared to 2003 by $107.9 million, or 12.2%. All of our businesses within the Federal operating segment improved gross revenue over 2003. Our nuclear business reported significantly higher revenue for the year ended December 31, 2004 compared to 2003, primarily from various contracts with the Hanford River Protection project and certain other DOE projects. In the first three quarters of 2004, revenues related to these projects were behind the prior year because of delays in the timing of delivery efforts, however, progress was made on the projects in the fourth quarter of 2004. Our federal outsourcing business also reported improved revenues over last year resulting from our work on three reconstruction projects in Iraq, Qatar and Jordan that were awarded by the U.S. Department of Defense earlier in 2004. Our environmental services business reported increased revenues from U.S. federal government contracts including increased work on the Johnston Atoll in the Pacific under the ENRAC contract, Superfund work for the U.S. Environmental Protection Agency and continued expansion of our regulatory and construction work for the U.S. Air Force.

Pre-tax profit increased for the year ended December 31, 2004, compared to 2003 by $2.0 million, or 6.2%. Our earnings on certain nuclear projects (primarily with the DOE) have increased compared to 2003 and the reconstruction projects in the Middle East in our federal outsourcing business positively impacted our pre-tax profits. Additionally, we continue to be successful in our administrative cost containment efforts.

Civil Infrastructure

Revenues decreased for the year ended December 31, 2004 compared to 2003 by $39.3 million, or 4.4%. The decrease was primarily attributable to project and pursuit delays in our water, wastewater and water resources business. These delays resulted in lower volume of new business compared to 2003 at this time for our domestic design/build businesses and a flat domestic consulting market. These delays are a result of longer than expected finalization of contract terms and delays in the funding of several projects. Improvement was realized during the fourth quarter of 2004, indicating that recovery from these delays had begun. The overall decline in revenue for the water, wastewater and water resources business was partially offset by improvements in our international consulting and design/build businesses, particularly in Asia Pacific and the Middle East, where we were recently awarded an Iraq water reconstruction contract and in Canada where we have seen an increase in consulting projects.

Offsetting the decline in revenue in our water, wastewater and water resources business was continued growth from successful pursuits in design/build services with key cruise terminal and highway bridge projects, an increase in transportation consulting and an increase in transportation projects in Canada. Our operations and maintenance business reported a slight improvement in revenues over 2003. The relatively flat growth in the operations and maintenance business was attributable to the reduction in scope of certain active projects resulting in lower service fees and lost revenue derived from non-renewed projects which were offset by newly acquired projects, as targeted projects with negative margins were exited during 2004 as part of our strategy to improve overall margin performance.

Pre-tax profit decreased by $4.1 million, or 13.0%, for the year ended December 31, 2004 compared to 2003. The decrease was primarily attributable to increased costs on certain projects that were greater than anticipated due to project delivery issues in addition to project overruns on several smaller projects in our transportation business. Additionally, the transportation business incurred increased overhead spending and significantly increased business development expenditures compared to 2003. Our operations and maintenance business incurred increased costs on projects and a deterioration of project margins driven by competition for market share. However, we began showing slight improvement in pre-tax profit late in 2004 due to increased project controls, risk management processes and cost containment efforts. These decreases in pre-tax profit were offset by improvements in our water, wastewater and water resources business, as a result of higher overall margins and controlled overhead spending.

Industrial

Revenues increased significantly for the year ended December 31, 2004 compared to 2003 by $492.5 million, or 130.4%. The increase was primarily due to the December 2003 acquisition of Lockwood Greene. Lockwood Greene contributed revenues of $359.6 million for the year ended December 31, 2004. Revenues from Lockwood Greene were generated in projects related to the power, pharmaceutical, chemicals and general manufacturing sectors. Due to the timing of the acquisition, the operating results for Lockwood Greene had minimal impact on our revenues and pre-tax profits during 2003.

Additionally, our industrial design business experienced growth in revenues as a result of increased opportunities in the semiconductor and microelectronics industries as economic conditions in those industries have recovered. However, the economic recoveries in some industries were not as strong or as enduring as had been initially predicted. We also experienced growth in our energy and industrial systems business primarily resulting from an increase in volume from our U.S. federal government contracts with the U.S. Air Force where we provide design and construction services for federal facilities in Asia. Additional growth was attributable to significant stabilization in the domestic wireless market, coupled with wireless and wireline work in India and Germany.

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

Joint Ventures

We routinely enter into joint ventures to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. Our largest joint venture is Kaiser-Hill, in which we own a 50% interest. This joint venture is included in our Federal operating segment. Kaiser-Hill’s contract with the DOE, which has been effective since 2000, is a site closure contract and does not have a defined term. Under the contract, Kaiser-Hill is compensated through a base fee affected, up or down, by its performance against the agreed upon site target closure timetable and costs. For every dollar that the DOE saves, Kaiser-Hill receives a fee increase up to an agreed upon maximum. At the same time, for every dollar the cleanup is over budget, the fee is reduced down to an agreed upon minimum. On October 13, 2005, Kaiser-Hill declared the physical completion of the site clean-up effort and began transitioning to the close-out phase of the contract which is expected to last until 2007. These activities primarily relate to the management of waste subcontracts and numerous administrative tasks. As with most U.S. governmental contracts, the DOE has the authority to review and audit the costs submitted by Kaiser-Hill. While management believes that no significant issues remain, a potential exists for adjustments to be made to the fee to be earned by the joint venture.

The earnings from Kaiser-Hill are reported as equity in earnings of joint ventures and affiliated companies, along with other joint ventures that are individually insignificant. For the years ended December 31, 2005, 2004 and 2003 we reported total equity in earnings of joint ventures and affiliated companies of $110.1 million, $29.9 million and $26.9 million, respectively. The earnings from the Kaiser-Hill joint venture for the years ended December 31, 2005, 2004 and 2003 were $95.7 million, $20.3 million and $20.0 million, respectively. During the year ended December 31, 2005, we reported an incremental fee of $71.2 million, as Kaiser-Hill recognized revenue related to the impact of favorable performance against the agreed upon target closure costs, the schedule to achieve site closure, its job site safety and successful completion of the closure activity.

During the years ended December 31, 2005, 2004 and 2003, we received distributed earnings from Kaiser-Hill of $43.7 million, $17.5 million and $16.4 million, respectively. Kaiser-Hill’s ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the DOE and can be different from the earnings recognized for accounting purposes. Our investment in Kaiser-Hill was $87.3 million and $35.2 million as of December 31, 2005 and 2004, respectively. In January 2006, Kaiser-Hill received payment for the majority of total fees earned on the closure contract. We expect to receive distributions from Kaiser-Hill for a significant portion of our remaining investment balance in the first half of 2006.

Corporate Expenses

Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts. Corporate expenses for the year ended December 31, 2005 were $15.4 million compared to $14.9 million in 2004 and $9.6 million in 2003. The increase of 3.4% in 2005 is primarily due to increased strategic initiatives such as branding and corporate development. The 55.2% increase in 2004 compared to the prior year was due primarily to an increase in expenses associated with the initial implementation efforts to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.

Income Taxes

The income tax provisions for the years ended December 31, 2005, 2004 and 2003 are as follows:

Date	Income Tax Provision (in millions)	Effective Tax Rate
2005	$52.6	39.2%
2004	$19.3	37.4%
2003	$16.7	41.3%

The increase in the effective tax rate for the year ended December 31, 2005 compared to 2004 was primarily due to a 2005 decrease in tax benefits realized under the Extraterritorial Income Exclusion (EIE) rules of the Internal Revenue Code, a 2004 decrease in a foreign loss valuation allowance not occurring in 2005, and increases in the meals and entertainment disallowance and non-deductible royalty expense pursuant to a prior year acquisition. Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, non-deductible foreign net operating losses and disallowed portions of meals and entertainment expenses.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and purchases of stock presented on our internal market. Based on our total cash and credit capacity available at December 31, 2005 of $200.8 million, we believe that we have sufficient resources to fund our operations, any future acquisition and capital expenditure requirements, as well as purchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.

The following table reflects our available capacity as of December 31, 2005 (in millions):

Cash on hand		$66.5
Line of credit capacity	160.0
Issued letters of credit	(25.7)
Net credit capacity available		134.3
Total available capacity		$200.8

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

Billings and collections on accounts receivable can impact our operating cash flows. We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on this assessment at December 31, 2005, we have deemed the allowance for doubtful accounts to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our timing of cash receipts necessary to meet our operating needs.

We are a professional services organization and, therefore, we do not require significant outflows of cash for capital expenditures. Our capital expenditures are primarily for office equipment, office furniture and leasehold improvements. Capital expenditures during the years 2005, 2004 and 2003 were $8.2 million, $7.2 million and $7.2 million, respectively. We have a formal operating lease program under which most of our furniture, computers and related equipment is procured on an ongoing basis.

We used $25.3 million in cash for purchases of stock presented on our internal market in 2005 compared to $33.5 million in 2004 and $27.4 million in 2003. Additionally, during the year ended December 31, 2005, our average daily borrowing was $4.7 million under our credit facility and was used for general corporate purposes. In December 2003, we borrowed $47.0 million under our credit facility to ensure sufficient liquidity to close our Lockwood Greene acquisition. These borrowings were repaid from cash flows from operations. It is likely, but uncertain, that we will continue to utilize our credit facility periodically during 2006 depending on the timing of cash receipts and disbursements. There were no amounts outstanding under our line of credit at December 31, 2005 or 2004.

The credit facility, as amended in August 2005, expires in July 2009 and has a maximum borrowing capacity of $160.0 million. At our option, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate plus 1.00% to 1.75%, or the lender’s applicable base rate plus margin of 0.0% to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.20% to 0.35% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.

The agreement requires us to, among other things, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreement). As of December 31, 2005, we were in compliance with the covenants required by the agreement.

The agreement also allows us to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At December 31, 2005 and 2004, there were $25.7 million and $20.4 million issued and outstanding letters of credit, respectively.

Acquisitions

In October 2005, we acquired the outstanding stock of BBS Corporation, an Ohio based firm specializing in planning, design, and construction management of water and wastewater treatment, distribution and collection systems. The total purchase price was $8.3 million. The BBS acquisition increased our presence in the Ohio and Mid-Atlantic regions and further enhances our technical  knowledge in the water and wastewater treatment industry. The operating results of BBS are included in our Civil Infrastructure operating segment.

In August 2004, we acquired the assets of Frontline Telecom, Ltd., a telecom network implementation and servicing company in the United Kingdom. The operating results of Frontline are included in the Industrial operating segment.

In October 2004, we acquired the assets and liabilities of MicroSource, Inc. (MicroSource) for a purchase price of $4.5 million. MicroSource provides network managed services focused on data networks for private sector and local government enterprises. We believe that this acquisition will provide a platform for our telecommunications business to obtain long-term network operations and maintenance contracts from private sector and local government enterprise clients. The operating results of MicroSource are included in our Industrial operating segment.

In December 2003, we acquired substantially all of the assets and assumed certain liabilities of Lockwood Greene Engineers, Inc. (Lockwood Greene) for total consideration of $100.2 million. Lockwood Greene is an engineering and construction firm focused on national and multi-national industrial clients throughout the U.S. and certain countries in Europe, Latin America and Asia. The operating results of Lockwood Greene are included in our Industrial operating segment.

Off-Balance Sheet Arrangements

We are party to three operating lease agreements related to our corporate headquarters building, two adjacent buildings and one building currently being constructed. Two of these lease agreements were restructured with lessors which are not variable interest entities (VIEs) as they are considered a business per the definition of revised Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46 (FIN 46(R)), “Consolidation of Variable Interest Entities.”   One of the lease agreements calls for monthly lease payments of approximately $0.4 million through March 3, 2013 and requires that we guarantee a residual value of the facilities for approximately $42.0 million. Upon completion of the lease term, we have the option to purchase the facilities for $53.0 million. The second lease agreement calls for monthly lease payments at a variable interest rate, estimated to be approximately $0.1 million per month, based on current interest rates. The lease agreement requires that we guarantee a residual value of this building of approximately $17.6 million. Upon completion of the lease term, we have the option to purchase the additional building from the lessor for $20.8 million. The lease matures on September 28, 2008 and provides for one eighteen month extension followed by three one year renewal options.

On October 19, 2005, we closed on an operating lease facility which will be used for the construction of a fourth adjacent building in Colorado. The building is expected to be completed in 2007 and the lease term will be approximately sixty-nine months. Yearly payments on the lease are estimated to be approximately $1.1 million and the lease requires us to guarantee a residual value of the facility equal to an amount not greater than 85% of the total facility costs. This guarantee becomes effective upon completion of the building. The total facility costs are estimated to be approximately $23.0 million.

We have interests in multiple joint ventures, some of which are considered VIEs under FIN 46(R). These entities facilitate the completion of contracts that are jointly owned with our joint venture partners. These joint ventures are formed to leverage the skills of the respective partners and include consulting, construction, design, project management and operations and maintenance contracts. Our risk of loss on joint ventures is similar to what the risk of loss would be if the project was self-performed, other than the fact that the risk is shared with our partners. For further information, see Notes 1 and 3 in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Aggregate Commercial Commitments

We maintain a variety of commercial commitments that are generally made available to provide support for various provisions in engineering and construction contracts. Letters of credit are provided to clients in the ordinary course of the contracting business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. We post surety and bid bonds, which are contractual agreements issued by a surety, for the purpose of guaranteeing our performance on contracts and to protect owners and are subject to full or partial forfeiture for failure to perform obligations arising from a successful bid. We also carry substantial premium paid, traditional insurance for our business risks including professional liability and general casualty insurance and other coverage which is customary in our industry.

We believe that we will be able to continue to have access to professional liability and general casualty insurance, as well as bonds, with sufficient coverage limits, and on acceptable financial terms necessary to support our business. The cost of such coverage has increased and is expected to continue to increase in the short term. Such cost increases are expected to range annually between 5.0% and 10.0% for various insurance policies and surety bonds. We do not believe that such increases will have a material impact on our business.

On December 22, 2005, the Terrorism Risk Act of 2002, which was set to expire on December 31, 2005, was extended for an additional two years. The extension, however revised the definition of property and casualty insurance covered by the Act to exclude surety and professional liability insurance from the Act’s coverage. Accordingly, surety and professional liability insurance covering acts of terrorism may be limited or expensive to obtain in the future. While we attempt to renew our insurance policies without losing terrorism coverage, we do not believe that lack of such coverage would have a material impact on our business and also believe that the commercial insurance market may fill the void in the absence of the current federal program.

Our risk management personnel continuously monitor the developments in the insurance market. The financial stability of the insurance and surety providers is one of the major factors that we take into account when buying our insurance coverage. Currently our insurance and bonds are purchased from several of the world’s leading and financially stable providers often in layered insurance or co-surety arrangements. The built-in redundancy of such arrangements usually enables us to call upon existing insurance and surety suppliers to fill gaps that may arise if other such suppliers become financially unstable.

Contractual Obligations

Contractual obligations outstanding as of December 31, 2005 are summarized below:

	Amount of Commitment Expiration Per Period
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years		Total Amount Committed
	(in millions)
Letters of credit	$18.2	$7.5	$—	$—		$25.7
Long-term debt, including current maturities	1.3	1.5	1.3	—		4.1
Operating lease obligations	59.4	89.8	54.8	28.8		232.8
Residual value guarantees	—	17.6	—	61.5	*	79.1
Surety and bid bonds	720.2	385.8	—	—		1,106.0
Total	$799.1	$502.2	$56.1	$90.3		$1,447.7

*                    Includes an estimated residual value guarantee of $19.5 million related to a building currently under construction whereby we will guarantee 85% of the total construction costs.

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

A portion of our contracts are operations and maintenance type contracts. Typically, these contracts may include fixed and variable components along with incentive fees. Revenue is recognized on operations and maintenance contracts on a straight line basis over the life of the contract once we have an arrangement, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

Income Taxes

In determining net income for financial statement purposes, we must make estimates and judgments in the calculation of tax assets and liabilities and in the determination of the recoverability of the deferred tax assets. The tax assets and liabilities arise from temporary differences between the tax return and the financial statement recognition of revenues and expenses.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our tax provision by recording a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2005 and 2004, we reported a valuation allowance of $5.1 million and $6.1 million, respectively.

In addition, the calculation of our tax assets and liabilities involves uncertainties in the application of complex tax regulations. We may recognize a tax asset or adjust taxes payable for anticipated state or federal tax credits, such as those relating to the research and experimentation tax credit.

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

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised) “Share-Based Payments,” (SFAS 123(R)), which replaces SFAS No. 123 and supersedes APB No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) is effective for us beginning in 2006 and requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) generally applies to all awards granted after the effective date and does not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. We expect to adopt SFAS 123(R) on a prospective basis and estimate the impact of applying SFAS 123(R) in 2006 to be between $2.0 million and $3.0 million.

In January 2003, the FASB issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” which provides guidance on when to consolidate variable interest entities (VIEs). In December 2003, the FASB revised FIN 46 with FIN 46(R) which conformed FIN 46 to previously issued FASB Staff Positions. We adopted the provisions of FIN 46(R) immediately for entities created after December 31, 2003. For entities created before December 31, 2003, we adopted FIN 46(R) on January 1, 2005.

We have interests in multiple joint ventures, some of which are considered VIEs under FIN 46(R). We have classified entities identified as VIEs into two groups, the first of which includes those entities that CH2M HILL has consolidated under the guidance of FIN 46(R) in the first quarter of 2005 as we were considered the primary beneficiary and the second group which includes those entities which we were not required to consolidate. Upon adoption of FIN 46(R), we consolidated the operations of CH2M HILL Canada Ltd. as the entity was deemed to be a VIE and we were considered the primary beneficiary. The impact of adopting FIN 46(R) did not have a material impact on our financial position. At December 31, 2005, the assets and liabilities (including minority interest balances) of the identified VIEs that are consolidated are $60.9 million and $59.2 million, respectively.  At December 31, 2005, the assets and liabilities of the identified VIEs that were not consolidated are $65.9 million and $59.5 million, respectively.

In June 2005, the Emerging Issues Task Force issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF No. 04-5). This issue provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. The adoption of EITF No. 04-5 did not have a material impact on our financial position, net earnings or cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”—an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even though the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective for us in the fourth quarter of 2005. The adoption of FIN 47 did not have a significant impact on our financial position, results of operations or cash flows.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

Foreign currency exchange rates.   We are exposed to foreign currency exchange risks in the normal course of our international business operations. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. We engage in forward foreign exchange contracts to reduce our economic exposure to changes in exchange rates. A ten percent change in foreign currency rates would not have a significant impact on our financial position, results of operations or cash flows.

Interest rates.   Our interest rate exposure is generally limited to our unsecured revolving credit agreement and a building lease agreement that calls for monthly lease payments at a variable interest rate. Historically, we have used short-term variable rate borrowings under the unsecured revolving credit agreement on a limited basis. There were no amounts outstanding under the unsecured revolving credit agreement at December 31, 2005. Our variable lease payments on the building lease agreement are estimated to be approximately $0.1 million per month, based on current interest rates. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows.

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management report on internal control over financial reporting is incorporated herein from page F-2 attached hereto.

Item 9B.               Other Information

Not applicable.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The following table shows our directors and executive officers as of December 31, 2005:

Name	Age	Title
Joseph A. Ahearn	69	Vice Chairman of the Board and Senior Vice President
Robert W. Bailey	50	Director
Robert G. Card	53	Director and Senior Vice President
Carolyn Chin	58	Director
William T. Dehn	59	Director
Donald S. Evans	55	Director and Senior Vice President
James J. Ferris	62	Director and Senior Vice President
Jerry D. Geist	71	Director
Samuel H. Iapalucci	53	Executive Vice President, Secretary and Chief Financial Officer
Susan D. King	49	Director
Ralph R. Peterson	61	Chairman of the Board, President and Chief Executive Officer
David B. Price	60	Director
M. Catherine Santee	44	Director
Thomas G. Searle	52	Director
Barry L. Williams	61	Director

See also the information set forth under “Election of Directors,” “Continuing Directors” and “Other Executive Officers” in the Proxy Statement, which is incorporated herein by reference.

Item 11.                 Executive Compensation

See the information set forth under “Executive Compensation” in the Proxy Statement, which is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

See the information set forth under “Security Ownership of Certain Shareholders and Management” in the Proxy Statement, which is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

None.

Item 14.                 Principal Accountant Fees and Services

See the information set forth under “Audit Subcommittee” in the Proxy Statement which is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

Documents Filed as Part of this Report

1.                Financial Statements

2.                Financial Statement Schedules

Financial Statements of Kaiser-Hill Company, LLC as of December 31, 2005 and 2004 and for the three years ended December 31, 2005, 2004 and 2003.

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

*10.30	Third Amendment to $125,000,000 Senior Unsecured Revolving Credit Agreement dated as August 31, 2005, Wells Fargo Bank, National Association, as Agent and Lead Arranger filed herein

Code of Ethics

Exhibit
Number	Description
*14.1	CH2M HILL Companies, Ltd. Ethics Code for Executive and Financial Officers

Subsidiaries of the Registrant

Exhibit
Number	Description
*21.1	Subsidiaries of CH2M HILL Companies, Ltd.

Consent of Experts and Counsel

Exhibit
Number	Description
*23.1	Consent of KPMG LLP

Power of Attorney

Exhibit
Number	Description
*24.1	Power of Attorney authorizing signature

Rule 13a-14(a)/15d-14(a) Certifications

Exhibit
Number	Description
*31.1	Written Statement of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Written Statement of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Section 1250 Certifications

Exhibit
Number	Description
*32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
*32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Additional Exhibits

Exhibit
Number	Description
99.1	Internal Market Rules, filed as Exhibit 99 to Registration Statement on Form S-1 on March 15, 1999 (File No. 333-74427)

*                    Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CH2M HILL Companies, Ltd.:

We have audited the accompanying consolidated balance sheets of CH2M HILL Companies, Ltd. (an Oregon corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the accompanying consolidated financial statements, effective January 1, 2005, the Company adopted FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CH2M HILL Companies, Ltd. and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Denver, Colorado February 24, 2006

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CH2M HILL Companies, Ltd.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CH2M HILL Companies, Ltd. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CH2M HILL Companies Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 24, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Denver, Colorado February 24, 2006

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$66,494	$55,885
Receivables, net—
Client accounts	398,642	302,743
Unbilled revenue	305,937	210,089
Other	5,556	7,146
Prepaid expenses and other current assets	23,138	13,396
Total current assets	799,767	589,259
Investments in unconsolidated affiliates	114,679	58,697
Property, plant and equipment, net	32,050	26,061
Goodwill	40,730	34,780
Intangible assets	26,168	33,343
Other assets	39,712	34,743
Deferred income taxes	50,833	53,047
Total assets	$1,103,939	$829,930
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,344	$2,813
Accounts payable	182,212	123,248
Billings in excess of revenues	121,604	88,084
Accrued incentive compensation	31,081	34,500
Accrued payroll and employee related liabilities	118,027	105,416
Accrued project costs	79,020	54,235
Current income tax payable	63,021	37,063
Other accrued liabilities	67,314	38,329
Current deferred income taxes	7,631	18,734
Total current liabilities	671,254	502,422
Long-term employee related liabilities and other	109,925	93,468
Long-term debt	2,780	4,190
Total liabilities	783,959	600,080
Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred stock, Class A $0.02 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,892,048 and 31,214,918 issued and outstanding at December 31, 2005 and 2004, respectively	319	312
Additional paid-in capital	45,325	36,968
Retained earnings	289,658	208,019
Accumulated other comprehensive loss	(15,322)	(15,449)
Total shareholders’ equity	319,980	229,850
Total liabilities and shareholders’ equity	$1,103,939	$829,930

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands except per share amounts)

	For The Years Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Gross revenue	$3,152,221	$2,715,426	$2,154,332
Operating expenses:
Direct cost of services and overhead	(2,539,401)	(2,181,762)	(1,721,780)
General and administrative	(588,867)	(512,344)	(419,839)
Operating income	23,953	21,320	12,713
Other income (expense):
Equity in earnings of joint ventures and affiliated companies	110,136	29,889	26,889
Gain on investment	—	1,528	—
Interest income	1,957	973	1,632
Interest expense	(1,818)	(2,053)	(682)
Income before provision for income taxes	134,228	51,657	40,552
Provision for income taxes	(52,589)	(19,319)	(16,748)
Net income	$81,639	$32,338	$23,804
Net income per common share:
Basic	$2.56	$1.03	$0.77
Diluted	$2.51	$1.01	$0.74
Weighted average number of common shares:
Basic	31,930,217	31,467,794	31,086,584
Diluted	32,482,265	31,943,460	32,004,245

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2002	30,259,587	$303	$45,472	$151,877	$(17,351)	$180,301
Net income				23,804	—	23,804
Other comprehensive income (loss):
Foreign currency translation adjustments				—	1,369	1,369
Minimum pension liability adjustment				—	(811)	(811)
Comprehensive income				23,804	558	24,362
Shares issued in connection with stock based compensation and employee benefit plans	2,992,504	29	23,147	—	—	23,176
Shares purchased and retired	(2,228,205)	(22)	(27,643)	—	—	(27,665)
Balances, December 31, 2003	31,023,886	310	40,976	175,681	(16,793)	200,174
Net income				32,338	—	32,338
Other comprehensive income (loss):
Foreign currency translation adjustments					2,477	2,477
Minimum pension liability adjustment				—	(2,552)	(2,552)
Unrealized gains on equity investments				—	1,419	1,419
Comprehensive income				32,338	1,344	33,682
Shares issued in connection with stock based compensation and employee benefit plans	2,668,121	26	27,942	—	—	27,968
Shares issued in conjunction with stock conversion for CH2M HILL Canada, LTD	149,518	2	2,189	—	—	2,191
Shares purchased and retired	(2,626,607)	(26)	(34,139)	—	—	(34,165)
Balances, December 31, 2004	31,214,918	312	36,968	208,019	(15,449)	229,850
Net income				81,639	—	81,639
Other comprehensive income (loss):
Foreign currency translation adjustments				—	(2,398)	(2,398)
Minimum pension liability adjustment				—	472	472
Unrealized gains on equity investments				—	2,053	2,053
Comprehensive income				81,639	127	81,766
Shares issued in connection with stock based compensation and employee benefit plans	2,337,087	23	34,867	—	—	34,890
Shares purchased and retired	(1,659,957)	(16)	(26,510)	—	—	(26,526)
Balances, December 31, 2005	31,892,048	$319	$45,325	$289,658	$(15,322)	$319,980

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For The Years Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Net income	$81,639	$32,338	$23,804
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	15,910	15,849	11,126
Stock-based employee compensation expense	27,180	26,576	22,153
Realized gain on sale of investment	—	(1,528)	—
Loss on disposal of property, plant and equipment	484	374	249
Allowance for uncollectible accounts	3,241	951	5,669
Deferred income tax benefit	(10,206)	(13,942)	(930)
Equity in undistributed earnings of unconsolidated affiliates	(51,251)	(1,127)	(3,649)
Change in current assets and liabilities, net of business acquired—
Receivables and unbilled revenue	(160,945)	(30,786)	(37,712)
Prepaid expenses and other	(12,477)	(4,874)	(4,792)
Accounts payable	44,640	(21,562)	27,367
Billings in excess of revenues	23,935	3,944	3,949
Employee related liabilities	6,668	7,768	4,001
Other accrued liabilities	45,851	29,533	(12,798)
Current taxes payable	27,807	18,585	(13,026)
Long term employee related liabilities and other	14,550	12,933	13,846
Net cash provided by operating activities	57,026	75,032	39,257
Cash flows from investing activities:
Capital expenditures	(8,176)	(7,179)	(7,206)
Cash increase upon adoption of FIN 46(R)	7,699	—	—
Acquisitions, net of cash acquired	(7,470)	(5,174)	(79,897)
Investments in affiliates, net of cash received	(7,617)	(102)	1,007
Net cash used in investing activities	(15,564)	(12,455)	(86,096)
Cash flows from financing activities:
Borrowing on line of credit	236,300	483,100	47,000
Payments on line of credit and long-term debt	(239,234)	(485,407)	(49,830)
Purchases and retirements of stock	(25,262)	(33,498)	(27,376)
Net cash used in financing activities	(28,196)	(35,805)	(30,206)
Effect of exchange rate changes on cash	(2,657)	(1,772)	1,492
Increase (decrease) in cash and cash equivalents	10,609	25,000	(75,553)
Cash and cash equivalents, beginning of year	55,885	30,885	106,438
Cash and cash equivalents, end of year	$66,494	$55,885	$30,885
Supplemental disclosures:
Cash paid for interest	$1,264	$1,030	$857
Cash paid for income taxes	$35,264	$15,721	$30,709
Minimum pension liability adjustment, net of tax	$(473)	$2,552	$811

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.AND SUBSIDIARIES
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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of CH2M HILL and all of its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. Partially owned affiliates are evaluated for consolidation in accordance with FASB Interpretation No. (FIN) 46(R), “Consolidation of Variable Interest Entities”. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

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

Capital Structure

CH2M HILL has authorized 100,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of Class A preferred stock, par value $0.02 per share. CH2M HILL’s Restated Bylaws and Articles of Incorporation provide for the imposition of certain restrictions on the stock including, but not limited to, the right but not the obligation to repurchase shares upon termination of employment or affiliation, the right of first refusal and ownership limits.

Foreign Currency Translation

All assets and liabilities of CH2M HILL’s foreign subsidiaries are translated into U.S. dollars as of each balance sheet date. Revenues and expenses are translated at the average exchange rate for the period. Translation gains and losses are reflected in shareholders’ equity as part of accumulated other comprehensive income. Transaction gains and losses are recognized as incurred in the consolidated statement of income.

Revenue Recognition

CH2M HILL earns its revenues from different types of contracts, including cost-plus, fixed-price and time-and-materials. In recognizing revenue, CH2M HILL evaluates each contractual arrangement to determine the appropriate authoritative literature to apply. CH2M HILL primarily performs engineering and construction related services and recognizes revenue for these contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts. In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, or achievement of contract performance standards.

Change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and can be estimated. Management evaluates when a change order is probable based upon its experience in negotiating change orders, customer’s written approval of such changes or separate documentation of change order costs that are identifiable. Losses on construction and engineering contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated.

CH2M HILL also performs operations and maintenance services. Revenue is recognized on operations and maintenance contracts on a straight line basis over the life of the contract once CH2M HILL has an arrangement, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

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

Allowance for Uncollectible Accounts Receivable

CH2M HILL reduces accounts receivable by estimating an allowance for amounts that may become uncollectible in the future. Management determines the estimated allowance for uncollectible amounts based on their judgments evaluating the aging of the receivables, the status of and experience in settling change orders and claims, and the financial condition of CH2M HILL’s clients, which may be dependent on the type of client and current economic conditions that the client may be subject to.

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

In addition, the calculation of tax assets and liabilities involves uncertainties in the application of complex tax regulations. Management may recognize a tax asset or adjust taxes payable for anticipated state or federal tax credits, such as those relating to the research and experimentation tax credit.

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

Depreciation for owned property is based on the estimated useful lives of the assets using both straight-line and accelerated methods for financial statement purposes. Useful lives for buildings range from 15 to 30 years with an average life of 25 years. Furniture, fixtures and equipment are depreciated over their useful lives from 2 to 10 years with an average of approximately 5 years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.

Goodwill and Intangible Assets

CH2M HILL may acquire goodwill or other intangible assets in business combinations which are accounted for using the purchase method of accounting. Intangible assets are stated at fair value as of the date acquired in a business combination. CH2M HILL amortizes identifiable intangible assets with finite lives over their expected useful lives, currently up to seven years. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of the intangible asset, such as goodwill or tradenames, management has determined that intangible assets have an indefinite life and therefore they are not amortized.

Goodwill and other intangible assets are reviewed for impairment on an annual basis or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Impairments are calculated as the difference between the carrying value and the estimate of fair value.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability adjustments, net of tax, and unrealized gains on equity investments, net of tax. Taxes are not provided on the foreign currency translation gains and losses as deferred taxes are not provided on the unremitted earnings of the foreign subsidiaries to which they relate. These components are included in the accompanying consolidated statements of shareholders’ equity and comprehensive income.

CH2M HILL holds a common stock investment in a company which became publicly traded on a Korean stock exchange during the first quarter of 2004. This investment is classified as available for sale and is included in investments in unconsolidated affiliates on the accompanying consolidated balance sheet with any unrealized gains or losses included in shareholders’ equity as a component of accumulated other comprehensive loss. At December 31, 2005, the fair value of the investment was $6,258 and the corresponding unrealized gain in comprehensive income was $3,472, net of tax. For the year ended December 31, 2004, CH2M HILL received proceeds of $1,937 on various sales of this investment and recognized a gain of $1,528, which is included in gain on investment in the accompanying consolidated statements of income.

The after-tax components comprising accumulated other comprehensive loss for December 31 are as follows:

	2005	2004
Foreign currency translation adjustment	$(1,250)	$1,148
Minimum pension liability adjustment	(17,544)	(18,016)
Unrealized gain on investment	3,472	1,419
	$(15,322)	$(15,449)

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

Concentrations of Credit Risk

Financial instruments which potentially subject CH2M HILL to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. CH2M HILL’s cash and cash equivalents are maintained in accounts held primarily in the U.S. with some accounts held by major banks and financial institutions located in Europe, Canada and Asia. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base, which includes the U.S. federal government, various state and municipalities and a variety of U.S. and foreign corporations operating in a broad range of industries and geographic areas.

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

Stock-Based Compensation Plans

At December 31, 2005, CH2M HILL has several stock-based employee compensation plans, which are described in Note 14. CH2M HILL accounts for these plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method, no compensation expense is recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. Any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests. The following table illustrates the pro-forma effect on net income and earnings per share if CH2M HILL had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the years ending December 31:

	2005	2004	2003
Net income, as reported	$81,639	$32,338	$23,804
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	16,634	18,115	13,558
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(18,019)	(19,323)	(14,764)
Pro-forma net income	$80,254	$31,130	$22,598
Earnings per share:
Basic—as reported	$2.56	$1.03	$0.77
Basic—pro forma	$2.51	$0.99	$0.73
Diluted—as reported	$2.51	$1.01	$0.74
Diluted—pro forma	$2.47	$0.97	$0.71

Pensions

CH2M HILL follows the provisions of SFAS No. 87 “Employers’ Accounting for Pensions.” SFAS No. 87 requires the use of assumptions and estimates in order to calculate periodic pension cost and the value of the plans’ assets and liabilities. These assumptions involve discount rates, investment returns and projected salary increases, among others. CH2M HILL relies on qualified actuaries to assist in valuing the financial position of the plans. Changes in the assumptions may have a material affect on the plans’ assets and liabilities, and the associated pension expense.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised) “Share-Based Payments,” (SFAS 123(R)), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS 123(R) is effective for CH2M HILL beginning in 2006 and requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) generally applies to all awards granted after the effective date and does not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. CH2M HILL adopted SFAS 123(R) on a prospective basis and estimates that the impact of applying SFAS 123(R) in 2006 to be between $2,000 and $3,000.

In January 2003, the FASB issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” which provides guidance on when to consolidate variable interest entities (VIEs). In December 2003, the FASB revised FIN 46 with FIN 46(R) which conformed FIN 46 to previously issued FASB Staff Positions. CH2M HILL adopted the provisions of FIN 46(R) immediately for entities created after December 31, 2003. For entities created before December 31, 2003, CH2M HILL adopted FIN 46(R) on January 1, 2005.

CH2M HILL has interests in multiple joint ventures, some of which are considered VIEs under FIN 46(R). CH2M HILL has classified entities identified as VIEs into two groups, the first of which includes those entities that CH2M HILL has consolidated under the guidance of FIN 46(R) as CH2M HILL was considered the primary beneficiary and the second group which includes those entities which CH2M HILL was not required to consolidate. Upon adoption of FIN 46(R), CH2M HILL consolidated the operations of CH2M HILL Canada Ltd. as the entity was deemed to be a VIE and CH2M HILL was considered the primary beneficiary. The adoption of FIN 46(R) did not have a material impact on CH2M HILL’s financial position. At December 31, 2005, the assets and liabilities (including minority interest balances) of the identified VIEs that were consolidated are $60,915 and $59,166, respectively.  At December 31, 2005, the assets and liabilities of the identified VIEs that were not consolidated are $65,860 and $59,473, respectively.

In June 2005, the Emerging Issues Task Force issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF No. 04-5). This issue provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. The adoption of EITF No. 04-5 did not have a material impact on the financial position, net earnings or cash flows of CH2M HILL.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even though the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective for CH2M HILL in the fourth quarter of 2005. The adoption of FIN 47 did not have an impact on CH2M HILL’s financial position, results of operations or cash flows.

(2)          Accounts receivable

The U.S. federal government accounted for 24% of CH2M HILL’s net receivables at December 31, 2005 and 27% at December 31, 2004. Receivables are stated at net realizable values. The changes in the allowance for uncollectible accounts consist of the following for the years ending December 31:

	2005	2004	2003
Balance at beginning of year	$3,917	$12,220	$7,117
Provision charged to expense	3,241	951	5,669
Accounts written off	(759)	(5,624)	(566)
Accounts previously provided for, recovered in current year	(407)	(3,630)	—
Balance at end of year	$5,992	$3,917	$12,220

(3)          Investments in unconsolidated affiliates

CH2M HILL routinely enters into joint ventures to service the needs of its clients. Such arrangements are customary in the engineering and construction industry and generally are project specific and facilitate the completion of contracts that are jointly owned with CH2M HILL’s joint venture partners. These joint ventures are formed to leverage the skills of the respective partners and include consulting, construction, design, project management and operations and maintenance contracts. CH2M HILL’s risk of loss on joint ventures is similar to what the risk of loss would be if the project was self-performed, other than the fact that the risk is shared with CH2M HILL’s partner.

CH2M HILL accounts for its investments in affiliated unconsolidated companies using the equity method of accounting. As of December 31, 2005 and 2004, the investments in unconsolidated affiliates were $114,679 and $58,697, respectively. CH2M HILL’s proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies on the accompanying consolidated statements of income. In general, the equity investment in our joint ventures is equal to those entities’ undistributed earnings. CH2M HILL has the following significant investments in affiliated unconsolidated companies accounted for under the equity method of accounting:

% Ownership
Domestic:
ATKINSON/CH2M HILL, Joint Venture	30.0%
AGVIQ-CH2M HILL Joint Venture	49.0%
BPC Airport Partners Joint Venture	34.5%
CH2M HILL /TILDON COIL Joint Venture	50.0%
CH2M HILL/ VT Griffin	49.0%
CH2M—WG Idaho, LLC	50.5%
Coastal Estuary Services	50.0%
Johnson Controls-Hill, LLC	25.0%
Kaiser-Hill Company, LLC	50.0%
Kakivik Asset Management	33.3%
Milwaukee Transportation Partners, LLC	50.0%
OMI/Thames Water Stockton, Inc.	50.0%
Parsons CH2M HILL Program Management Consultants	45.0%
Pizzagalli/CCI Joint Venture	50.0%
Stockton D/B Joint Venture	50.0%
Washington Closure, LLC	30.0%
Washington-IDC	24.0%
Foreign:
BTC Group	33.3%
CH2M HILL BECA, Ltd.	50.0%
CH2M HILL/ Parsons, a Joint Venture	50.0%
CH2M PB JV, Pte	50.0%
CHDE Water	50.0%
CHBM Water Joint Venture	50.0%
Maroochy Alliance Joint Venture	40.0%

CH2M HILL’s largest joint venture is Kaiser-Hill Company, LLC (Kaiser-Hill), in which CH2M HILL owns a 50% interest. Kaiser-Hill’s revenues are derived from the U.S. Department of Energy’s (DOE) Performance Based Integrating Management Contract for the Rocky Flats Closure Project in Golden, Colorado. Kaiser-Hill is compensated through a base fee affected by its performance against the agreed upon site target closure costs. As with most U.S. governmental contracts, the DOE has the authority to review and audit the costs submitted by Kaiser-Hill. While CH2M HILL believes that no significant issues exist, a potential exists for adjustments to be made to the fee to be earned by Kaiser-Hill.

The equity in earnings from the Kaiser-Hill joint venture for the years ended December 31, 2005, 2004 and 2003 were approximately $95,700, $20,300 and $20,000, respectively. In 2005, earnings from Kaiser-Hill included $71,172 of incremental fees Kaiser-Hill recognized related to the favorable performance against the agreed upon target closure costs, the schedule to achieve site closure and site safety. These fees were recognized by Kaiser-Hill as a result of elimination of job site risks and other contract incentives. Although some activities remain to be completed, Kaiser-Hill declared physical completion of the site on October 13, 2005. The DOE has reviewed and accepted the site work and payment was received by Kaiser-Hill in January 2006.

Kaiser-Hill’s ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the DOE and can be different from the earnings recognized for accounting purposes. During the years ended December 31, 2005, 2004 and 2003, CH2M HILL received cash distributions from Kaiser-Hill of $43,650, $17,500 and $16,350, respectively. As of December 31, 2005 and 2004, the investment in Kaiser-Hill was $87,295 and $35,246, respectively.

Summarized unaudited financial information for CH2M HILL’s unconsolidated affiliates as of and for the years ended December 31, is as follows:

	2005	2004
FINANCIAL POSITION:
Current assets	$510,827	$223,930
Noncurrent assets	4,652	148,353
	$515,479	$372,283
Current liabilities	$294,989	$188,578
Noncurrent liabilities	5,165	67,527
Owners’ equity	215,325	116,178
	$515,479	$372,283

	2005	2004	2003
RESULTS OF OPERATIONS:
Revenues	$1,373,842	$922,251	$933,989
Direct costs	1,135,938	835,478	860,019
Gross margin	237,904	86,773	73,970
General and administrative expenses	13,714	26,142	20,907
Operating income	224,190	60,631	53,063
Other income (expense), net	358	(737)	358
Net income	$224,548	$59,894	$53,421

(4)          Property, plant and equipment

Property, plant and equipment consist of the following as of December 31:

	2005	2004
Land	$1,375	$1,375
Building	4,113	4,113
Furniture, fixtures and equipment	51,255	45,236
Leasehold improvements	20,070	14,194
	76,813	64,918
Less: Accumulated depreciation	(44,763)	(38,857)
Net property, plant and equipment	$32,050	$26,061

The depreciation expense reflected in the accompanying consolidated statements of income totaled $7,953 in 2005, $7,170 in 2004 and $5,832 in 2003.

(5)          Other assets

Other assets consist of the following as of December 31:

	2005	2004
Employee benefit plan assets	$33,462	$28,285
Other	6,250	6,458
Total other assets	$39,712	$34,743

(6)          Acquisitions

During 2005, CH2M HILL acquired the outstanding stock of BBS Corporation, an Ohio-based firm specializing in planning, design, and construction management of water and wastewater treatment, distribution and collection systems. The total purchase price of BBS was $8,300, of which $7,470 was paid in 2005 and the remainder is scheduled to be paid in 2006. The goodwill recorded with the transaction was $5,950 as a premium was paid over the fair market value of the assets acquired, including the identifiable finite-lived intangible assets of $865. Goodwill related to the BBS acquisition was allocated to the Civil Infrastructure operating segment.

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

In December 2003, CH2M HILL acquired substantially all of the assets and assumed certain liabilities of Lockwood Greene Engineers, Inc., (Lockwood Greene). Lockwood Greene is an engineering and construction firm focused on national and multi-national industrial clients throughout the U.S. and certain countries in Europe, Latin America and Asia. CH2M HILL completed the acquisition for total consideration of $100,191. The purchase price, net of cash acquired, was financed through CH2M HILL’s working capital and borrowings under CH2M HILL’s unsecured revolving line of credit. The Lockwood Greene tradename was valued at $20,326 and was recorded as an indefinite-lived intangible asset.

Goodwill in the amount of $32,915 was recorded as part of the purchase because CH2M HILL paid a premium over the fair market value of the net assets acquired, including identifiable intangible assets. Other finite-lived intangible assets recognized as part of this transaction amounted to $2,002. Goodwill related to this acquisition was allocated to the Industrial operating segment.

Supplemental cash flow information for these acquisitions for the years ended December 31 follows:

	2005	2004	2003
Details of acquisitions:
Assets	$10,334	$6,157	$176,645
Liabilities	2,864	983	76,454
Cash paid	7,470	5,174	100,191
Less cash acquired	—	—	20,294
Net cash paid for acquisitions	$7,470	$5,174	$79,897

(7)          Goodwill and intangible assets

Goodwill and the tradename as of December 31, consist of the following:

	2005	2004
Goodwill	$40,730	$34,780
Tradename	20,326	20,326
	$61,056	$55,106

Goodwill and the tradename were reviewed for impairment during the year ended December 31, 2005. Management’s review of the recoverability of goodwill and the tradename indicated that there was no impairment.

Intangible assets with finite lives for the years ended December 31, consist of the following:

	Cost	Accumulated Amortization	Net finite-lived intangible assets
December 31, 2005
Contracts-in-place	$23,759	$(20,049)	$3,710
Patents and trademarks	5,219	(5,206)	13
Contracted backlog	2,230	(734)	1,496
Non-compete agreements and other	807	(184)	623
Total finite-lived intangible assets	$32,015	$(26,173)	$5,842
December 31, 2004
Contracts-in-place	$26,594	$(18,640)	$7,954
Patents and trademarks	5,219	(2,346)	2,873
Contracted backlog	2,947	(1,611)	1,336
Non-compete agreements and other	2,330	(1,476)	854
Total finite-lived intangible assets	$37,090	$(24,073)	$13,017

The contracts-in-place are being amortized on a straight-line basis over the total life of the contracts up to seven years. The other intangible assets are being amortized over their expected useful lives up to six years. The amortization expense reflected in the accompanying consolidated statements of income totaled $7,957 in 2005, $8,599 in 2004 and $5,260 in 2003. These intangible assets are expected to be fully amortized in 2009. The estimated amortization expense related to these intangible assets is:

2006	$5,004
2007	605
2008	192
2009	41
$5,842

(8)          Fair value of financial instruments

Cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and billings in excess of earnings are carried at cost, which approximates fair value due to their short maturities. Equity investments, where a readily determinable market value exists, have been classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrecognized gains and losses reported in other comprehensive income, net of taxes. Losses on available-for-sale securities are recognized when a loss is determined to be other than temporary or when realized. Fair values were estimated based on market prices, where available, or dealer quotes. The fair value of long-term debt, including the current portion, is estimated based on quoted market prices for the same or similar issues or on the current rates offered to CH2M HILL for debt of similar maturities. The fair value of notes payable to former shareholders is based on a discount rate equal to the prime rate at the end of the year.

The estimated fair value of CH2M HILL’s financial instruments as of December 31, are as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Equity investments	$6,258	$6,258	$2,896	$2,896
Liabilities:
Long-term debt, including current portion	4,124	4,329	7,003	7,332

(9)          Line of credit

CH2M HILL has a credit facility which has a maximum borrowing capacity of $160,000 which expires in July 2009. The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit. At the option of CH2M HILL, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate plus 1.00% to 1.75%, or the lender’s applicable base rate plus margin of 0.0% to 0.25% based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.20% to 0.35% per year on the unused portion of the line of credit is payable based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.

The agreement requires CH2M HILL to, among other things, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreement). As of December 31, 2005, CH2M HILL was in compliance with the covenants required by the agreement.

The agreement also allows CH2M HILL to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At December 31, 2005 and 2004, there were $25,663 and $20,382 issued and outstanding letters of credit, respectively.

During the year ended December 31, 2005, CH2M HILL’s average daily borrowing was $4,686 under this credit facility and was used for general corporate purposes. There were no amounts outstanding under the line of credit at December 31, 2005 or 2004.

(10)   Long-term debt

CH2M HILL may repurchase shares from shareholders upon termination of employment or affiliation by issuing interest-bearing notes. The total amount outstanding for notes payable to former shareholders at December 31, 2005 and 2004 was $1,175 and $2,609, respectively. The interest rate on the notes is adjusted annually (on the anniversary dates of the notes) to ¾ of the U.S. Federal Reserve Discount Rate on the first business day of each calendar year. For 2005, the interest rate on the notes was 2.44%. The notes are unsecured and payable in varying annual installments through 2009.

CH2M HILL issued a $1,000 note payable in connection with a prior acquisition, which was paid in January 2005. In addition, CH2M HILL assumed a mortgage note on a building, which matures in 2010 and bears interest at a fixed rate of 9.4%. The principal balance of the mortgage note as of December 31, 2005 is $2,637.

At December 31, 2005, future principal payments on notes payable are as follows:

Year Ending
2006	$1,344
2007	807
2008	715
2009	678
2010	580
$4,124

(11)   Operating lease obligations

CH2M HILL has entered into certain noncancellable leases, which are being accounted for as operating leases. At December 31, 2005, future minimum operating lease payments are as follows:

Year Ending
2006	$59,363
2007	49,485
2008	40,282
2009	31,293
2010	23,549
Thereafter	28,870
$232,842

CH2M HILL is party to three operating lease agreements related to the corporate headquarters building, two adjacent buildings, and one building currently being constructed. Two of these lease agreements were restructured with lessors which are not variable interest entities (VIEs) as each of the lessors are considered a business under the provisions of FIN 46(R). One of the lease agreements calls for monthly lease payments of approximately $400 through March 3, 2013 and requires that CH2M HILL guarantee a residual value of the facilities for approximately $42,000. Upon completion of the lease term, CH2M HILL has the option to purchase the facilities for $53,000. The second lease agreement calls for monthly lease payments at a variable interest rate, estimated to be approximately $100 per month, based on current interest rates. The lease agreement requires that CH2M HILL guarantee a residual value of this building of approximately $17,600. Upon completion of the lease term, CH2M HILL has the option to purchase the building from the lessor for $20,800. The lease matures on September 28, 2008 and provides for one eighteen month extension followed by three one year renewal options.

On October 19, 2005, CH2M HILL closed on a third operating lease facility which will be used for the construction of the fourth building. This lease has been accounted for under the provisions of SFAS No. 13 “Accounting For Leases” and EITF 97-10 “The Effect of Lessee Involvement in Asset Construction.” The building is expected to be completed in 2007 and the lease term will be approximately sixty-nine months. Annual lease payments are estimated to be approximately $1,100 and the lease requires CH2M HILL to guarantee a residual value of the facility equal to an amount not greater than 85% of the total facility costs. The total facility costs are estimated to be approximately $23,000.

Rental expense charged to operations was $82,558, $69,668 and $60,560 during 2005, 2004 and 2003, respectively. Certain of CH2M HILL’s operating leases contain provisions for a specific rent-free period. In 2005, CH2M HILL received various rental concessions for leasehold improvements at a leased facility in Portland, Oregon, amounting to $5,578. CH2M HILL accrues rental expense during the rent-free period based on total expected rent payments to be made over the life of the related lease.

(12)   Income taxes

Income from continuing operations before income taxes for the years ended December 31 includes the following:

	2005	2004	2003
U.S. income	$160,524	$65,357	$63,252
Foreign loss	(26,296)	(13,700)	(22,700)
Income before taxes	$134,228	$51,657	$40,552

The provision for income taxes for the years ended December 31 is comprised of the following:

	2005	2004	2003
Current income tax expense:
Federal	$51,869	$23,749	$13,238
Foreign	1,725	5,299	2,019
State and local	9,201	4,213	2,421
Total current taxes	62,795	33,261	17,678
Deferred tax expense (benefit):
Federal	(9,879)	(11,850)	(787)
Foreign	1,425	—	—
State	(1,752)	(2,092)	(143)
Total deferred tax benefit	(10,206)	(13,942)	(930)
Total tax expense	$52,589	$19,319	$16,748

The reconciliation of income tax computed at the U.S. federal statutory tax rate to CH2M HILL’s effective income tax rate for the years ended December 31 were as follows:

	2005	2004	2003
Pretax income	$134,228	$51,657	$40,552
Federal statutory rate	35%	35%	35%
Expected tax expense	46,980	18,080	14,193
Reconciling items:
State income taxes, net of federal benefit	5,704	1,372	1,498
Permanent expenses, exclusions and credits	(132)	1,061	2,668
Foreign operating losses	1,223	(1,355)	85
Other	(1,186)	161	(1,696)
Provision for income taxes	$52,589	$19,319	$16,748

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 were as follows:

	2005	2004
Deferred tax assets:
Foreign net operating loss carryforwards	$5,387	$6,894
Investment in affiliates	2,941	—
Accrued employee benefits	76,863	53,929
Total deferred tax assets	85,191	60,823
Valuation allowance	(5,141)	(6,077)
Net deferred tax assets	80,050	54,746
Deferred tax liabilities:
Deferred recognition of income until collection occurs	25,230	2,036
Investments in affiliates	—	6,844
Depreciation and amortization	11,618	11,553
Total deferred tax liabilities	36,848	20,433
Net deferred tax asset	$43,202	$34,313

A valuation allowance is required to be established for those deferred tax assets that it is more likely than not that they will not be realized. The above valuation allowances relate to foreign net operating losses of $20,673 and $23,257 for the years ended December 31, 2005 and 2004, respectively. Taxable income within the applicable foreign subsidiary must be reported in order for the deferred tax asset to be realized. The foreign net operating losses can be carried forward for varying terms depending on the foreign jurisdiction.

Undistributed earnings of CH2M HILL’s foreign subsidiaries amounted to approximately $20,344 at December 31, 2005. Those earnings are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, CH2M HILL would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to reduce the resulting U.S. tax liabilities.

The tax benefit from share-based compensation awards for the years ended December 31, 2005, 2004 and 2003 was $2,203, $2,034 and $2,189, respectively. These amounts are reflected as additions to additional paid in capital in the statements of shareholders’ equity and comprehensive income.

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

A reconciliation of basic and diluted EPS for the year ended December 31 follows (in thousands, except per share amounts):

	2005	2004	2003
Numerator:
Net Income	$81,639	$32,338	$23,804
Denominator:
Basic income per share- weighted-average shares outstanding	31,930	31,468	31,087
Dilutive effect of common stock equivalents	552	475	917
Diluted income per share- adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	32,482	31,943	32,004
Basic net income per share	$2.56	$1.03	$0.77
Diluted net income per share	$2.51	$1.01	$0.74

(14)   Employee benefit plans

Deferred Compensation Plans

CH2M HILL has two nonqualified deferred compensation plans that provide benefits payable to officers and certain highly compensated employees at specified future dates, upon retirement, or death. Under one plan, a participant could elect to defer base compensation and incentive compensation, in cash or common stock. Under another plan, a participant, whose 401(k) Plan contributions are limited by the Employee Retirement Income Security Act (ERISA), could elect to defer additional base compensation to which the company may make a matching contribution. It is also used by CH2M HILL to provide additional retirement benefits for certain of its senior executives at levels to be determined from time-to-time by the Board of Directors.

These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of the Company. The participant’s cash deferrals earn a return based on the participant’s investment in several hypothetical investment options. Each hypothetical investment option is based on an investment fund that is similar to the 401(k) Plan. All deferrals of common stock must remain invested in common stock and are distributed in common stock.

Compensation expense related to the plans was $2,111, $2,445, and $2,569 for the years ended December 31, 2005, 2004, and 2003, respectively. The total of participant deferrals, which is reflected in other long-term liabilities, was $27,572 and $23,389 at December 31, 2005 and 2004, respectively.

Stock Option Plans

CH2M HILL’s 2004 and 1999 Stock Option Plans were approved by the Board of Directors and shareholders to reserve 5,000,000 and 8,000,000 shares, respectively, of CH2M HILL common stock for issuance upon exercise of stock options granted under this plan. Stock options are granted at an exercise price equal to the fair market value of CH2M HILL’s common stock at the date of grant. Stock options granted generally become exercisable 25%, 25% and 50% after one, two and three years, respectively, and have a term of five years from date of grant.

The following table summarizes the activity relating to the 2004 and 1999 stock option plans:

	Stock Options	Weighted-Average Exercise Price
Stock Options:
Options outstanding, December 31, 2002	4,603,043	7.39
Granted	1,180,138	11.89
Exercised	(1,150,223)	4.89
Forfeited	(171,061)	9.80
Options outstanding, December 31, 2003	4,461,897	9.13
Granted	1,124,163	12.32
Exercised	(1,182,380)	5.55
Forfeited	(215,803)	9.99
Options outstanding, December 31, 2004	4,187,877	10.96
Granted	881,855	15.00
Exercised	(865,898)	8.61
Forfeited	(199,173)	11.29
Options outstanding, December 31, 2005	4,004,661	12.34

The estimated fair values of stock options granted during 2005, 2004 and 2003 were $1,100, $923 and $863, respectively, and were estimated using the minimum value method with the following weighted-average assumptions for the years ended December 31,:

	2005	2004	2003
Risk-free interest rate	3.85%	2.15%	2.01%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	4.50 Years	4.37 Years	3.83 Years
Expected volatility	0.001%	0.001%	0.001%

The following table summarizes information about stock options outstanding at December 31, 2005:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$9.75 - $11.21	1,146,338	0.79 Years	$10.72	1,146,338	$10.72
$11.23 - $12.07	1,847,786	2.61 Years	11.97	700,077	11.92
$12.11 - $16.73	1,010,537	4.28 Years	14.85	37,053	13.98
	4,004,661	2.51 Years	12.34	1,883,468	11.23

Payroll Deduction Stock Purchase Plan

In November 1999, CH2M HILL established the Payroll Deduction Stock Purchase Plan (PDSPP) which provides for the purchase of common stock at 90% of the market value as of the date of purchase through payroll deductions by participating employees. CH2M HILL has reserved 13,000,000 shares of common stock to be issued under the PDSPP. Eligible employees may purchase common stock totaling up to 15% of an employee’s compensation through payroll deductions. An employee cannot purchase more than $25 of common stock under the PDSPP in any calendar year. The PDSPP is intended to qualify under Section 423 of the Internal Revenue Code (IRC). The PDSPP is not intended to qualify under Section 401(a) of the IRC and is not subject to ERISA.

During the years ended December 31, 2005, 2004 and 2003, a total of 766,692 shares, 817,358 shares and 904,476 shares, respectively, were issued under the PDSPP, for total proceeds of $10,280, $9,503 and $9,714, respectively.

The estimated fair values of shares attributable to the PDSPP during 2005, 2004 and 2003 were $1,162, $1,052 and $1,108, respectively, and were estimated using the minimum value method with the following weighted-average assumptions for the years ended December 31,:

	2005	2004	2003
Risk-free interest rate	4.35%	2.67%	1.20%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	0.25 Years	0.25 Years	0.25 Years
Expected volatility	0.001%	0.001%	0.001%

Phantom Stock Plan

In January 2000, CH2M HILL established the Phantom Stock Plan, which provides eligible individuals with added incentives to continue in the long-term service of CH2M HILL. Eligible individuals are generally individuals who are not residents of the United States. Phantom Stock grants are 100% vested on the grant date and may be redeemed after six months from the grant date. The value of phantom stock is equal to the fair market value of CH2M HILL’s common stock. All amounts granted under the Phantom Stock Plan are payable in cash only and are generally granted in connection with the Short and Long Term Incentive Plans. Compensation expense is measured by the value of the units on the grant date.

During the years ended December 31, 2005, 2004 and 2003, a total of 4,645, 36,069 and 87,342 phantom stock units, respectively, were granted under the Phantom Stock Plan. At December 31, 2005, there were 144,806 units that remained outstanding.

The fair values of the units granted under the Phantom Stock Plan during 2005, 2004 and 2003 were $14.92, $12.07 and $11.89, respectively.

Compensation expense related to the Phantom Stock Plan amounted to $417, $427 and $1,005 in 2005, 2004 and 2003, respectively.

Stock Appreciation Rights Plan

In February 1999, CH2M HILL established the Stock Appreciation Rights (SARs) Plan. Eligible individuals are generally individuals who are not residents of the U.S. SARs are granted at an exercise price equal to the fair market value of CH2M HILL’s common stock and generally become exercisable 25%, 25% and 50% after one, two and three years, respectively, and have a term of five years from date of grant. All amounts granted under the SARs Plan are payable in cash only. Compensation expense under this plan is based on the vesting provisions and the fair market value of CH2M HILL’s common stock.

During the years ended December 31, 2005, 2004 and 2003, a total of 29,050, 114,625 and 118,387 SARs, respectively, were granted. At December 31, 2005, there were 246,068 SARs that remained outstanding.

The estimated fair values of SARs granted during 2005, 2004 and 2003 were $14.94, $12.53 and $11.89, respectively.

Compensation expense related to the SAR Plan amounted to $617, $242 and $333 in 2005, 2004 and 2003, respectively.

Short Term Incentive Plan

In January 2000, CH2M HILL established the Short Term Incentive Plan (STIP) to aid in the motivation, recruitment, retention and reward of employees. Management determines which employees, directors, and eligible consultants participate in the STIP. During the years ended December 31, 2005, 2004 and 2003, a total of 898,899 shares, 869,109 shares and 943,907 shares, respectively, were issued under the STIP.

The fair values of the shares issued under the STIP during 2005, 2004 and 2003 were $14.92, $12.07 and $11.89, respectively.

Compensation expense related to common stock awards under the STIP amounted to $11,743, $12,069 and $9,261 in 2005, 2004 and 2003, respectively.

Long Term Incentive Plan

In January 1999, CH2M HILL established the Long Term Incentive Plan (LTIP) to reward certain executives, project managers, and technologists for the creation of value in the organization through the achievement of specific long-term (3 year) goals of earnings growth and strategic initiatives, as well as individual goals. The Board of Directors of CH2M HILL determines which employees are eligible to participate in the LTIP in any program year and a new plan is established each year.

During the years ended December 31, 2005, 2004 and 2003, a total of 164,598 shares, 208,667 shares, and 641,936 shares respectively, were issued under the LTIP at a fair value of $14.92,  $12.07 and $11.89, respectively.

Compensation expense related to common stock awards under the LTIP amounted to $5,913, $4,667 and $3,606 in 2005, 2004 and 2003, respectively.

Restricted Stock Plan

In January 2000, CH2M HILL established the Restricted Stock Plan which provides eligible individuals with added incentives to continue in the long-term service of CH2M HILL. The awards are made for no consideration and vest over various periods. Compensation expense is measured by the market value of the shares on the grant date and is generally spread over the vesting period. The unamortized compensation expense is included in shareholders’ equity on the accompanying consolidated balance sheets.

During the years ended December 31, 2005, 2004 and 2003, a total of 55,419 shares, 186,161 shares and 27,498 shares, respectively, were issued under the Restricted Stock Plan. At December 31, 2005, there were 167,796 shares that remained restricted.

The weighted-average fair values of the shares issued under the Restricted Stock Plan during 2005, 2004 and 2003 were $15.62, $12.22 and $11.92, respectively.

The amount of compensation expense recognized under the Restricted Stock Plan was $963, $973 and $218 for the year ended December 31, 2005, 2004 and 2003, respectively.

(15)   Employee Retirement Plans

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

The 401(k) Plan allows for both matching cash and stock contributions. Matching contributions may be made in an amount that is based on a percentage of the employee’s contributions for the calendar quarter up to 4% of the employee’s base compensation. The amount of the employer’s contribution, if any, is determined by the Board of Directors of CH2M HILL.

Participants of the 401(k) Plan are, at all times, 100% vested in the employee contribution account. Amounts allocated to a participant’s defined contribution account and matching contribution account generally vest over six years of completed service.

Expenses related to matching contributions made in cash for the 401(k) Plan for 2005, 2004 and 2003 were $13,897, $13,405 and $12,660, respectively. Expenses related to defined contributions made in common stock for the 401(k) Plan for 2005, 2004 and 2003 were $8,246, $11,328, $7,947, respectively.

CH2M HILL also has a supplemental executive retirement plan that will provide an additional retirement benefit to certain senior executives if they remain employed and retire from CH2M HILL on or after age 65. The amount of the benefit, which may change from time-to-time based on the decision of the Board of Directors of CH2M HILL, currently is equal to 50% of the participant’s projected base salary for fiscal year 2006. The benefit is reduced by the value of the offsetting retirement benefits paid by CH2M HILL under other plans. For the years ended December 31, 2005, 2004 and 2003 CH2M HILL expensed $1,132, $741 and $690 for the anticipated benefit obligations.

Pension and Other Postretirement Benefits

CH2M HILL has three noncontributory defined benefit pension plans. Plan benefits in two of the plans were frozen while one plan remains active. Benefits are based on years of service and compensation during the span of employment. Funding for these plans is provided through contributions based on recommendations from the plans’ independent actuaries.

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

The following table sets forth the defined benefit pension plans and other plans funding status and amounts recognized in the consolidated balance sheets.

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Benefit obligations in excess of plan assets:
Benefit obligation at December 31	$(145,356)	$(135,438)	$(25,173)	$(21,031)
Fair value of plan assets at December 31	113,860	102,201	—	—
Unfunded status	$(31,496)	$(33,237)	$(25,173)	$(21,031)
Amounts recognized in the balance sheet at December 31:
Accrued benefit cost	$(21,038)	$(20,307)	$(18,451)	$(16,184)
Intangible asset	734	937	—	—
Deferred income taxes	11,122	11,422	—	—
Accumulated other comprehensive loss	17,544	18,016	—	—
Net amount recognized	$8,362	$10,068	$(18,451)	$(16,184)
Weighted-average assumptions at December 31:
Discount rate	5.75%	5.90%	5.75%	5.90%
Expected return on plan assets	8.0%	8.00%	—	—
Rate of compensation increase	4.0%	5.00%	—	—
Measurement date	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004

The percentage of the fair value of total plan assets held is as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Equity securities	69.0%	69.0%	—	—
Debt securities	25.0	25.0	—	—
Other	6.0	6.0	—	—

For measurement purposes, a 7.3% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 4.0% for 2011 and to remain at that level thereafter.

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Net periodic benefit cost	$6,537	$5,524	$2,696	$2,321
Employer contributions	4,829	5,286	—	—
Participant contributions	—	—	316	259
Benefit payments	(4,842)	(4,219)	(743)	(621)

At December 31, 2005, the estimated future benefit payments to be paid out in the next ten years for the noncontributory defined benefit pension plans are as follows:

2006	$4,820
2007	5,161
2008	5,685
2009	6,150
2010	6,668
Next five years thereafter	44,677
$73,161

At December 31, 2005, the estimated future benefit payments to be paid out in the next ten years for the retiree medical benefit plan are as follows:

2006	$441
2007	494
2008	560
2009	669
2010	823
Next five years thereafter	6,818
$9,805

The expected contributions to the active noncontributory defined benefit pension plan for 2006 is $4,157.

During the years ended December 31, 2005 and 2004, CH2M HILL recorded a minimum pension liability adjustment of $(472) (net of taxes of $(300)) and $2,552 (net of taxes of $1,618), respectively. The adjustments are reflected in other comprehensive income and are required when the accumulated benefit obligation exceeds the fair value of the underlying pension plan assets. The non-cash charges to shareholders’ equity are reviewed annually in connection with the actuarial valuation of the pension plans and are subject to adjustment at that time.

(16)   Related party transactions

CH2M HILL is involved in certain contracts with Kaiser-Hill, a non-consolidated affiliate, to provide information, computer and telecommunications support services. For the years ended December 31, 2005, 2004 and 2003, CH2M HILL reported revenue of $9,751, $10,869 and $10,652, respectively, for such services in the accompanying consolidated statements of income. These services were billed to Kaiser-Hill at CH2M HILL’s actual costs incurred.

In addition, Kaiser-Hill provides certain technical support services to CH2M HILL. For the years ended December 31, 2005, 2004 and 2003, CH2M HILL reported expenses of $3,597, $3,999 and $4,892, respectively, related to these services in the accompanying consolidated statements of income. These services were billed to CH2M HILL at Kaiser-Hill’s actual costs incurred.

As of December 31, 2005 and 2004, CH2M HILL had $819 and $2,564, respectively, in receivables related to the above contracts.

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

Certain financial information for each segment is provided below:

2005	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$1,058,013	$1,048,027	$1,046,181	$—	$3,152,221
Inter-segment sales	8,776	20,798	18,352	(47,926)	—
Equity in earnings of joint ventures and affiliated companies	105,143	4,740	253	—	110,136
Depreciation and amortization	5,803	5,350	4,757	—	15,910
Interest income	—	603	1,354	—	1,957
Interest expense	631	534	653	—	1,818
Segment profit (loss)	113,323	31,788	4,472	(15,355)	134,228
Segment assets	339,809	329,816	434,314	—	1,103,939

2004	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$992,972	$852,161	$870,293	$—	$2,715,426
Inter-segment sales	13,810	21,367	7,062	(42,239)	—
Equity in earnings of joint ventures and affiliated companies	23,241	6,503	145	—	29,889
Depreciation and amortization	7,036	6,386	2,427	—	15,849
Interest income	374	317	282	—	973
Interest expense	691	1,039	323	—	2,053
Segment profit (loss)	34,280	27,402	4,912	(14,937)	51,657
Segment assets	248,011	262,691	319,228	—	829,930

2003	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$885,102	$891,430	$377,800	$—	$2,154,332
Inter-segment sales	10,560	18,601	5,349	(34,510)	—
Equity in earnings of joint ventures and affiliated companies	21,709	4,779	401	—	26,889
Depreciation and amortization	4,206	4,429	2,491	—	11,126
Interest income	431	864	337	—	1,632
Interest expense	207	197	278	—	682
Segment profit (loss)	32,313	31,491	(13,613)	(9,639)	40,552
Segment assets	214,618	241,176	290,213	—	746,007

CH2M HILL derived approximately 34%, 37% and 41% of its total revenues from contracts with the U.S. federal government and international governments in 2005, 2004 and 2003, respectively.

Revenues are attributed to the country in which the services are performed. Although CH2M HILL provides services in numerous countries, no single country outside of the U.S. accounted for a significant portion of the total consolidated revenues. Total U.S. and international revenues for the years ended December 31 were as follows:

	2005	2004	2003
U.S.	$2,701,288	$2,413,171	$1,957,958
International	450,933	302,255	196,374
Total	$3,152,221	$2,715,426	$2,154,332

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

Commercial commitments outstanding as of December 31, 2005 are summarized below:

	Amount of Commitment Expiration Per Period
Commercial Commitments	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years		Total Amount Committed
Letters of credit	$18,203	$7,460	$—	—		$25,663
Residual value guarantees	—	17,600	—	61,550	*	79,150
Surety and bid bonds	720,188	385,802	10	—		1,106,000
Total	$738,391	$410,862	$10	$61,550		$1,210,813

*                    Includes an estimated residual value guarantee of $19.5 million related to a building currently under construction whereby we will guarantee 85% of the total construction costs.

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

Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcome of pending proceedings are often difficult to predict, as of December 31, 2005, management believes that no ongoing litigation or investigation is likely to result in a material adverse impact on CH2M HILL’s consolidated financial statements.

In January 2006, a subsidiary entered into a Deferred Prosecution Agreement (DPA) with the office of the United States Attorney for the District of Connecticut. The DPA relates to an investigation of a Clean Water Act (CWA) violation at two wastewater treatment facilities in Connecticut. Pursuant to the DPA, the subsidiary will contribute $2,000 to community projects and take other agreed upon steps to enhance our CWA compliance procedures at the two wastewater treatment facilities in Connecticut. Provided CH2M HILL complies with its obligations under the DPA, the U.S. District Attorney for the District of Connecticut will recommend dismissal of all actions against the subsidiary in connection with this matter. The violation related to failure to comply with sampling and reporting requirements of the CWA and there is no evidence the violation resulted in harm to human health or the environment.

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

(19)   Quarterly financial information (unaudited)

CH2M HILL’s quarterly financial information for the year ended December 31, 2005 and 2004 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the Year Ended
	(In thousands except per share amounts)
2005
Revenues	$677,615	$788,462	$801,105	$885,039	$3,152,221
Operating income	1,895	5,724	6,224	10,110	23,953
Net income	6,330	8,208	54,229	12,872	81,639
Net income per common share
Basic	0.20	0.26	1.69	0.41	2.56
Diluted	0.20	0.25	1.66	0.40	2.51
2004
Revenues	$617,499	$665,128	$733,881	$698,918	$2,715,426
Operating income	4,390	7,138	7,530	2,262	21,320
Net income	6,716	8,916	10,884	5,822	32,338
Net income per common share
Basic	0.21	0.28	0.35	0.19	1.03
Diluted	0.21	0.28	0.34	0.18	1.01

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, Douglas County, State of Colorado, on the 23rd day of February, 2006.

CH2M HILL COMPANIES, LTD.
By:	/s/ SAMUEL H. IAPALUCCI
Samuel H. Iapalucci
Chief Financial Officer

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated, through their attorney-in-fact as appointed in the power of attorney of February 10, 2006 included as Exhibit 24 filed herewith.

Signature	Title	Date
/s/ RALPH R. PETERSON	Chairman of the Board	February 10, 2006
Ralph R. Peterson
/s/ SAMUEL H. IAPALUCCI	Chief Financial Officer (Principal	February 10, 2006
Samuel H. Iapalucci	Financial and Principal Accounting Officer)
*	Director	February 10, 2006
Carolyn Chin
*	Director	February 10, 2006
William T. Dehn
*	Director	February 10, 2006
Donald S. Evans
*	Director	February 10, 2006
James J. Ferris
*	Director	February 10, 2006
Jerry D. Geist

Signature	Title	Date
*	Director	February 10, 2006
Michael D. Kennedy
*	Director	February 10, 2006
Susan D. King
*	Director	February 10, 2006
David B. Price
*	Director	February 10, 2006
M. Catherine Santee
*	Director	February 10, 2006
Thomas G. Searle
*	Director	February 10, 2006
Nancy R. Tuor
*	Director	February 10, 2006
Barry L. Williams

By:	*/s/ SAMUEL H. IAPALUCCI
Samuel H. Iapalucci, as attorney-in-fact

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2005 and 2004

(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Members
Kaiser-Hill Company, LLC:

We have audited the accompanying consolidated balance sheets of Kaiser-Hill Company, LLC and subsidiary (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser-Hill Company, LLC and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

February 10, 2006

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2005 and 2004
(Dollars in thousands)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$3,728	$14,740
Current portion of unbilled contract receivables	41,073	101,327
Billed contract receivable	250,211	—
Receivable from Members	733	1,483
Due from employees	—	3
Prepaid expenses and other current assets	458	458
Total current assets	296,203	118,011
Unbilled contract receivables, net of current portion	—	131,768
Prepaid expenses, long-term	—	376
Deferred financing costs, net of accumulated amortization of
$525 and $445, respectively	—	80
	$296,203	$250,235
Liabilities and Members’ Equity
Current liabilities:
Accounts payable and payables to subcontractors	$45,688	$83,667
Current borrowings under credit facility	3,000	—
Current portion of employee incentive plan	68,469	11,031
Accrued vacation	—	9,806
Accrued salaries and employee benefits	4,050	6,541
Payable to Members	376	2,564
Total current liabilities	121,583	113,609
Employee incentive plan, net of current portion	—	66,134
	121,583	179,743
Contingencies (note 7)
Members’ equity	174,620	70,492
	$296,203	$250,235

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY
Consolidated Statements of Income
Years ended December 31, 2005, 2004, and 2003
(Dollars in thousands)

	2005	2004	2003
Gross revenue	$701,693	$651,851	$712,270
Subcontractor costs and direct material costs	(313,182)	(377,649)	(379,215)
Service revenue	388,511	274,202	333,055
Direct cost of service and overhead	(197,117)	(233,574)	(293,056)
Operating income	191,394	40,628	39,999
Other income (expense):
Interest income	309	132	113
Interest expense	(275)	(100)	(114)
Net income	$191,428	$40,660	$39,998

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY
Consolidated Statements of Members’ Equity
Years ended December 31, 2005, 2004, and 2003
(Dollars in thousands)

		CH2M HILL
	Kaiser KH	Constructors,
	Holdings, Inc.	Inc.	Total
Members’ equity, December 31, 2002	$28,767	$28,767	$57,534
Net income	19,999	19,999	39,998
Distributions	(16,350)	(16,350)	(32,700)
Members’ equity, December 31, 2003	32,416	32,416	64,832
Net income	20,330	20,330	40,660
Distributions	(17,500)	(17,500)	(35,000)
Members’ equity, December 31, 2004	35,246	35,246	70,492
Net income	95,714	95,714	191,428
Distributions	(43,650)	(43,650)	(87,300)
Members’ equity, December 31, 2005	$87,310	$87,310	$174,620

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004, and 2003
(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$191,428	$40,660	$39,998
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred financing costs	80	88	86
Changes in assets and liabilities:
Increase in contract receivables	(58,189)	(19,358)	(37,927)
Decrease (increase) in receivable from Members	750	(917)	3,050
Decrease (increase) in due from employees	3	(3)	51
Decrease (increase) in prepaids and other
current assets	—	21	(29)
Decrease in long-term prepaids	376	376	376
(Decrease) increase in accounts payable
and payables to subcontractors	(37,979)	2,469	6,282
(Decrease) increase in employee incentive plan	(8,696)	9,351	28,576
(Decrease) in other accrued expenses	(12,297)	(1,010)	(3,852)
(Decrease) increase in payable to Members	(2,188)	1,350	(3,269)
Net cash provided by operating activities	73,288	33,027	33,342
Cash flows from financing activities:
Distributions to Members	(87,300)	(35,000)	(32,700)
Proceeds from credit facility	201,000	81,100	71,300
Payments on credit facility	(198,000)	(81,100)	(71,300)
Net cash used in financing activities	(84,300)	(35,000)	(32,700)
Net (decrease) increase in cash and
cash equivalents	(11,012)	(1,973)	642
Cash and cash equivalents, beginning of year	14,740	16,713	16,071
Cash and cash equivalents, end of year	$3,728	$14,740	$16,713
Supplemental cash flow information:
Cash paid for interest	$195	$12	$26

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

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

On January 24, 2000, the Company and the DOE entered into a new contract (the Contract) effective February 1, 2000 for the Rocky Flats Closure Project including, disposal of nuclear material, demolition of facilities, environmental remediation, disposal of waste, and completion of infrastructure and other general site operations.

On October 13, 2005, Kaiser-Hill completed the required work under the contract and issued its formal “declaration of Physical Completion” to the DOE. On December 8, 2005, the DOE issued its formal “acceptance” of the physical work at the project and authorized Kaiser-Hill to invoice all remaining performance fees less a retained amount equaling $5 million. On January 11, 2006, Kaiser-Hill received payment for all fees except for the retained amount.

Kaiser-Hill now operates under the closeout phase of its contract with the DOE, primarily resolving open administrative issues and providing support to the DOE to achieve regulatory closure of the site. None of the closeout work is fee bearing and has no impact on fees earned.

Effective December 31, 2005, the Company terminated its remaining employees. Staff necessary to complete closeout activities will be subcontracted or provided by affiliated parent companies.

(2)                     Significant Accounting Policies

(a)                      Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary, Kaiser-Hill Funding Company, LLC. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

(b)                      Revenue Recognition

Under the Contract, revenue is recognized using the percentage-of-completion method whereby revenue is accrued in an amount equal to cost plus management’s best estimate of incentive fees. During 2005, resulting from completion of the project, Kaiser-Hill recognized all remaining performance fees under the contract and has established reserves for certain risks and uncertainties associated with the Contract.

(c)                       Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers cash and short-term investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains its cash accounts primarily with banks located in Colorado, New York, and Washington, D.C. Cash balances are insured by the FDIC up to $100,000 per bank, and cash equivalents are not insured by the FDIC. As of December 31, 2005, the majority of the balance was made up of cash equivalents.

(d)                      Income Taxes

No provision for the payment of income taxes has been made in the accompanying consolidated financial statements related to the activities of the Company since the Members each report their share of the Company’s taxable income in their respective individual income tax return.

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

(3)                     Related-Party Transactions

In 2005 and 2004, the Members were subcontracted by the Company to perform certain tasks under the Contract. The “Payable to Members” in the accompanying consolidated balance sheets as of December 31, 2005 and 2004 consists of $87,500 and $0, respectively, to Kaiser and $288,600 and $2,564,000, respectively, to CH2M HILL for these subcontracted tasks. These payables are noninterest bearing.

During 2003, CH2M HILL began providing information technology services for the Company at negotiated rates. Costs incurred related to work performed by CH2M HILL, the majority of which are reimbursable and billed under the Contract and relate to information technology services provided, were approximately $9,751,000 in 2005, $10,869,000 in 2004, and $10,652,000 in 2003.

In addition, the Company performed approximately $3,597,000 and $3,999,000 of services on behalf of CH2M HILL during 2005 and 2004, respectively.

(4)                     Contract Receivables

Contract receivables as of December 31, 2005 represent both billed and unbilled receivables due under the Contract.  Unbilled receivables result from revenue and estimated fees that have been earned by the Company but not billed to the DOE as of the end of the period. Unbilled receivables can be invoiced at contractually defined intervals and milestones. Management anticipates that the current portion of unbilled receivables will be billed and collected in less than one year. Current unbilled receivables primarily represent allowable costs, including subcontractor costs that have not been submitted to the DOE for payment. These costs cannot be invoiced to the DOE until payment has been made by the Company to the vendor.

As of December 31, 2005 and 2004, the Company reported $250.2 million and $0, respectively, of billed receivable and $0 and $131.8 million, respectively, of long-term unbilled receivables, all of which represent incentive fee under the Contract. In addition, the Company has current unbilled receivables of $41.0 million and $101.3 million as of December 31, 2005 and 2004, respectively. This is comprised of $5 million and $8.1 million, respectively, of incentive fees and $36 million and $93.2 million, respectively, of direct reimbursable costs under the Contract. All of these amounts are expected to be billed in early 2006.

The Company’s Contract receivables result primarily from its long-term Contract with the DOE. As a consequence, management believes that credit risk is minimal.

(5)                     Employee Incentive Plan

In connection with the closure Contract with the DOE, the Company implemented a salaried employee incentive plan. There are two components to the plan. The first component represents a cash bonus, which is earned and paid annually. The second component represents the issuance of performance units. These units are allocated to employees on an annual basis. The value of these units ultimately depended on the actual cost incurred for under the Contract. Employees remained eligible for these units as long as they are employed by the Company or left in good standing, as defined. Payments made for performance units will be paid in cash at the end of the Contract.

As of December 31, 2005, the Company has 62,892,104 performance units outstanding, and the estimated value to be paid is accrued as employer incentive plan liability. Due to DOE’s acceptance of physical completion of the Contract, the payments of the majority of the unit bonuses will be made to employees in 2006. The associated accrual for these payments is classified as a short-term employee incentive plan liability in the accompanying consolidated balance sheets.

Additionally, the Company has accrued $3.7 million for an enhanced schedule incentive payable to the hourly employees represented by United Steel Workers of America under the collective bargaining agreement. This payment will also be made in 2006 and is also classified as a short-term liability in the accompanying consolidated balance sheets.

(6)                     Business Loan and Security Agreement

The Company currently has a Business Loan and Security Agreement (the Agreement) with a bank. The term of the Agreement, as modified on December 23, 2005, expires on June 30, 2006. The Company, Kaiser, and CH2M HILL granted a first lien security interest to the bank in all of the ownership and equity interest of the Company. As of December 31, 2005 and 2004, the Company had $3,000,000 and $0, respectively, outstanding under the Agreement.

Under the modified Agreement, the Company has available financing for the payment of the Company’s costs incurred under the Contract. This financing is utilized throughout the year for periods of less than one month as, under the terms of the Contract, the DOE must pay the Company’s invoices within three business days of receipt. The funding level under the Agreement cannot exceed a maximum borrowing base calculated on the lesser of eligible billed and unbilled government accounts receivable, as defined, or $20,000,000. Under the terms of the Agreement, interest on the advances is calculated either under a rate based upon LIBOR or a rate based upon the higher of the Federal Funds Rate or the Prime Rate.

In connection with the Agreement, the Company incurred $525,000 in loan origination fees, which were capitalized as deferred financing costs and have been amortized to interest expense over the life of the Agreement.

The Agreement also contains various financial covenants, including tangible net worth, fixed charge ratio, and minimum cash balances requirements, among other restrictions. The Company was in compliance with all restrictive covenants at December 31, 2005.

(7)                     Contingencies

The Company’s reimbursable costs are subject to audit in the ordinary course of business by various U.S. government agencies. Management is not presently aware of any significant costs, which have been, or may be, disallowed by any of these agencies.

(8)                     Employee Benefit Plans

In accordance with the Contract, the Company participates in several multiple employer benefit plans covering substantially all employees who meet length of service requirements. These plans include two defined benefit pension plan and three defined contribution plans, the latter of which provide for Company matching contributions. The Company contribution amounts for the defined contribution plans were approximately $450,000 and $1,070,000 for 2005 and 2004, respectively. During 2005 and 2004, the Company made combined contributions to the defined benefit pension plans of $36,034,000 and $4,842,000, respectively. No amounts were contributed to the defined pension benefit plan during 2003 because the current level of funding did not require contributions to be made.

The Company administers these benefit plans with benefits equivalent to the RFETS contractor benefit plans maintained by the contractor that preceded the Company at RFETS. Under the Contract, the Company recognizes the cost of benefit plans when paid, and such costs are reimbursed by the DOE. Any excess pension plan assets or unfunded pension plan liability that may currently exist or is remaining at the end of the DOE Contract accrues to or is the responsibility of the DOE. Kaiser-Hill is currently awaiting direction from DOE regarding transfer of sponsorship and administration of these plans to other parties.

