Form 10-Q
period 2006-03-31
CH2M HILL COMPANIES LTD
filed 2006-05-09
CIK 777491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

As of May 4, 2006, the registrant had 32,784,170 shares of common stock, $0.01 par value per share, issued and outstanding.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

MARCH 31, 2006

PART I - FINANCIAL INFORMATION

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$36,594	$66,494
Receivables, net -
Client accounts	344,845	398,642
Unbilled revenue	408,403	305,937
Other	4,512	5,556
Prepaid expenses and other current assets	21,401	23,138
Total current assets	815,755	799,767
Investments in unconsolidated affiliates	46,473	114,679
Property, plant and equipment, net	33,030	32,050
Goodwill	41,992	40,730
Intangible assets, net	24,482	26,168
Other assets, net	44,156	39,712
Deferred income taxes	54,385	50,833

Total assets	$1,060,273	$1,103,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,163	$1,344
Accounts payable and accrued subcontractor costs	187,630	261,232
Billings in excess of revenues	132,856	121,604
Accrued incentive compensation	15,027	31,081
Accrued payroll and employee related liabilities	129,848	118,027
Current income tax payable	30,266	63,021
Other accrued liabilities	81,440	67,314
Current deferred income taxes	10,657	7,631
Total current liabilities	588,887	671,254
Other long-term liabilities	120,649	109,925
Line of credit	30,400	—
Long-term debt	2,622	2,780

Total liabilities	742,558	783,959

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, Class A $0.02 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 32,765,937 and 31,892,048 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	328	319
Additional paid-in capital	41,805	45,325
Retained earnings	292,764	289,658
Accumulated other comprehensive loss	(17,182)	(15,322)
Total shareholders’ equity	317,715	319,980

Total liabilities and shareholders’ equity	$1,060,273	$1,103,939

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three-Month Period Ended March 31,
	2006	2005

Gross revenue	$984,456	$677,615
Operating expenses:
Direct cost of services and overhead	(823,453)	(537,899)
General and administrative	(161,262)	(137,821)

Operating income (loss)	(259)	1,895

Other income (expense):
Equity in earnings of joint ventures and affiliated companies	5,728	8,704
Interest income	591	431
Interest expense	(918)	(392)
Income before provision for income taxes	5,142	10,638
Provision for income taxes	(2,036)	(4,308)
Net income	$3,106	$6,330

Net income per common share:
Basic	$0.10	$0.20
Diluted	$0.09	$0.20
Weighted average number of common shares:
Basic	32,349,754	31,627,512
Diluted	33,030,207	32,207,838

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three-Month Period Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$3,106	$6,330
Adjustments to reconcile net income to net cash used in operating activities -
Depreciation and amortization	3,839	3,753
Stock-based employee compensation expense	1,900	5,132
Loss on disposal of property, plant and equipment	27	235
Allowance for uncollectible accounts	376	1,295
Deferred income tax benefit	178	41
Distributed earnings of unconsolidated affiliates, net	74,973	3,759
Change in current assets and liabilities, net of business acquired -
Receivables and unbilled revenue	(47,828)	5,611
Prepaid expenses and other	(2,444)	608
Accounts payable and accrued subcontractor costs	(73,854)	(8,501)
Billings in excess of revenues	11,481	10,864
Employee related liabilities	(657)	(1,389)
Other accrued liabilities	13,053	(27,023)
Current taxes payable	(31,414)	(1,432)
Long term liabilities and other	10,725	(1,510)
Net cash used in operating activities	(36,539)	(2,227)

Cash flows from investing activities:
Capital expenditures	(2,447)	(1,354)
Cash increase upon adoption of FIN 46(R)	—	7,699
Payments for acquisition earnouts	(1,262)	—
Investments in affiliates, net of cash received	(8,551)	458
Net cash (used in) provided by investing activities	(12,260)	6,803

Cash flows from financing activities:
Borrowing on line of credit	204,100	10,900
Payments on line of credit and long-term debt	(174,039)	(12,381)
Purchases and retirements of stock and other	(10,102)	(11,935)
Net cash provided by (used in) financing activities	19,959	(13,416)

Effect of exchange rate changes on cash	(1,060)	610

Decrease in cash and cash equivalents	(29,900)	(8,230)

Cash and cash equivalents, beginning of period	66,494	55,885

Cash and cash equivalents, end of period	$36,594	$47,655

Supplemental disclosures:
Cash paid for interest	$829	$253
Cash paid for income taxes	$34,828	$5,472

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

In the opinion of CH2M HILL Companies, Ltd.’s (CH2M HILL) management, the accompanying unaudited consolidated financial statements of the interim periods presented contain all adjustments necessary to present fairly the financial position of CH2M HILL as of March 31, 2006 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be achieved for a full year and cannot be used to indicate financial performance for the entire year. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in CH2M HILL’s Annual Report on Form 10-K for the year ended December 31, 2005.

Shareholders’ Equity

The significant changes in shareholders’ equity for the three-month period ended March 31, 2006 are as follows:

	Shares	Amount

Shareholders’ Equity, December 31, 2005	31,892,048	$319,980
Net income	—	3,106
Shares issued in connection with stock-based compensation and employee benefit plans	1,296,880	4,349
Shares purchased and retired	(422,991)	(7,860)
Other comprehensive loss	—	(1,860)
Shareholders’ Equity, March 31, 2006	32,765,937	$317,715

Stock-Based Compensation Plans

During the first quarter of 2006, CH2M HILL adopted the provisions of, and accounted for stock-based compensation in accordance with, Statement of Financial Accounting Standard (“SFAS”) No. 123—revised 2004 (“SFAS 123(R)”), “Share-Based Payment,” which replaced SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. CH2M HILL is utilizing the prospective method of adoption under which prior periods are not revised for comparative purposes. Under the prospective method of adoption under SFAS 123(R), the valuation provisions apply only to new grants and not to outstanding grants as of the effective date, January 1, 2006. Accordingly, the adoption of SFAS 123(R) did not have a material impact on CH2M HILL’s financial statements. SFAS 123(R) was not applied to CH2M HILL’s Payroll Deduction Stock Purchase Plan (“PDSPP”) as the plan is available to all shareholders and incorporates no option features such as a look back period. Accordingly, no compensation cost is recognized in the financial statements for the PDSPP.

CH2M HILL has a Restricted Stock Plan which provides eligible individuals with added incentives to continue in the long-term service of the Company. The awards are made for no consideration and vest over various periods, but are considered outstanding at the time of issuance, as the shareholders are entitled to voting rights.

Prior to the adoption of SFAS 123(R), CH2M HILL recognized compensation costs of restricted stock over the vesting term. The compensation costs are based on the fair value of CH2M HILL’s common stock on the date of grant. CH2M HILL will continue to recognize compensation costs, net of estimated forfeitures, over the vesting term. Compensation expense recognized in the first quarter of 2006 relating to restricted stock was $948. In determining the amount of compensation expense, CH2M HILL has estimated that forfeitures of restricted stock shares will be less than 1% of total restricted stock shares outstanding based upon the prior experience. As of March 31, 2006, there was $5,270 of unrecognized compensation costs related to non-vested restricted stock grants. The impact of applying SFAS 123(R) during the first quarter of 2006 for all other stock-based payments did not have a material impact on CH2M HILL’s consolidated financial position, results of operations or cash flows.

The following table summarizes the restricted stock activity for the quarter ended March 31, 2006:

Restricted Stock	Non-vested Shares	Weighted Average Grant Date Fair Value
Beginning of period – December 31, 2005	167,769	$12.44
Awarded	251,937	17.93
Vested	(17,651)	12.98
Forfeited	(4,128)	12.11
End of period – March 31, 2006	397,927	15.64

New Accounting Standards

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. CH2M HILL does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

(2) SEGMENT INFORMATION

Certain financial information relating to the three-month periods ended March 31, 2006 and 2005 for each segment is provided below.

Three-Month Period Ended March 31, 2006	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$438,356	$299,882	$246,218	$—	$984,456
Inter-segment sales	2,892	5,258	7,960	(16,110)	—
Equity in earnings of joint ventures and affiliated companies	4,115	1,542	71	—	5,728
Segment profit (loss)	26,681	8,537	(23,253)	(6,823)	5,142

Three-Month Period Ended March 31, 2005	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenues from external customers	$266,991	$229,447	$181,177	$—	$677,615
Inter-segment sales	2,249	4,511	5,011	(11,771)	—
Equity in earnings of joint ventures and affiliated companies	5,920	2,876	(92)	—	8,704
Segment profit (loss)	7,332	9,713	(2,177)	(4,230)	10,638

During the first quarter of 2006, CH2M HILL recognized a reduction in earnings related to a manufacturing facility project in its Industrial segment which accounted for the majority of the loss in the segment. This reduction of earnings was a result of a change in the total estimated costs for the project due to events and circumstances that occurred in the first quarter. While management believes that the current estimated costs at completion are reasonable, uncertainties exist until the project is complete.

(3) COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains and losses on equity investments and foreign currency translation gains or losses that have been reflected as a component of shareholders’ equity and have not impacted net income. The following table summarizes the components of comprehensive income for the three-month periods ended March 31, 2006 and 2005:

	Three-Month Period Ended March 31,
	2006	2005
Net income	$3,106	$6,330
Change in unrealized gains (losses) on equity investments	(1,122)	142
Change in foreign currency translation gains (losses)	(738)	230
Comprehensive income	$1,246	$6,702

(4) EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents, which consist of stock options, and is computed using the weighted-average number of shares and common stock equivalents outstanding during the period.

A reconciliation of basic and diluted EPS for the three-month periods ended March 31 follows:

	Three-Month Period Ended March 31,
	2006	2005
Numerator:
Net Income	$3,106	$6,330

Denominator:
Basic income per share- weighted-average shares outstanding	32,350	31,628
Dilutive effect of common stock equivalents	680	580
Diluted income per share- adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	33,030	32,208

Basic net income per share	$0.10	$0.20
Diluted net income per share	$0.09	$0.20

(5) INVESTMENTS IN AFFILIATES

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

CH2M HILL’s interests in certain joint ventures are considered variable interest entities under FASB issued Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities.” CH2M HILL has classified entities identified as variable interest entities (“VIE”) into two groups, the first of which includes those entities that CH2M HILL has consolidated under the guidance of FIN 46(R), as CH2M HILL is considered the primary beneficiary, and the second group which includes those entities which CH2M HILL was not required to consolidate. At March 31, 2006, the assets and liabilities of the identified VIE’s that were not consolidated are $70,457 and $66,551, respectively.

For VIE’s where CH2M HILL is not the primary beneficiary and those entites which are not VIE’s, CH2M HILL accounts for its investments in affiliated unconsolidated companies using the equity method of accounting. CH2M HILL’s proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies on the accompanying consolidated statements of income. As of March 31, 2006, CH2M HILL had the following significant investments in affiliated unconsolidated companies accounted for under the equity method of accounting:

% Ownership
Domestic:
ATKINSON/CH2M HILL, Joint Venture	30.0%
AGVIQ-CH2M HILL Joint Venture	49.0%
BPC Airport Partners Joint Venture	34.5%
CH2M HILL/TILDON COIL Joint Venture	50.0%
CH2M HILL/ VT Griffin	49.0%
CH2M – WG Idaho, LLC	50.5%
Coastal Estuary Services	49.9%
Golden Crossing Constructors, Joint Venture	33.3%
IAP–Hill	25.0%
Kaiser-Hill Company, LLC	50.0%
Kakivik Asset Management	33.3%
Milwaukee Transportation Partners, LLC	50.0%
OMI/Thames Water Stockton, Inc.	50.0%
Parsons CH2M HILL Program Management Consultants	45.0%
Pizzagalli/CCI Joint Venture	50.0%
Stockton D/B Joint Venture	50.0%
Washington Closure, LLC	30.0%
Washington-IDC	24.0%
Foreign:
BTC Group	33.3%
CH2M HILL BECA, Ltd.	50.0%
CH2M HILL/ Parsons, a Joint Venture	50.0%
CH2M PB JV, Pte	50.0%
CHDE Water	50.0%
CHBM Water Joint Venture	50.0%
Maroochy Alliance Joint Venture	40.0%

As of March 31, 2006 and December 31, 2005, the investments in unconsolidated affiliates were $46,473 and $114,679, respectively. On October 13, 2005, Kaiser-Hill Company, LLC (Kaiser-Hill) declared physical completion of the activities at the site. During the first quarter of 2006, Kaiser-Hill distributed earnings of $80,000. CH2M HILL’s remaining investment in Kaiser-Hill as of March 31, 2006 was $7,309 compared to $87,295, as of December 31, 2005.

In the first quarter of 2005, CH2M HILL and Washington Group International formed a joint venture (CH2M-WG Idaho) of which CH2M HILL owns 50.5%. The contract is for the U.S. Department of Energy’s (DOE) cleanup and closure of a federal nuclear facility located in Idaho. CH2M-WG Idaho began physical closure operations in the third quarter of 2005. During the three-month period ended March 31, 2006, CH2M HILL recognized earnings from CH2M-WG Idaho of $3,078 and received $5,303 of distributed earnings. CH2M HILL’s investment in CH2M-WG Idaho as of March 31, 2006 was $16,380 compared to $5,979 as of December 31, 2005.

Summarized unaudited financial information for CH2M HILL’s unconsolidated affiliates for the three-month periods ended March 31, 2006 and 2005 is as follows:

	Three-Month Period Ended March 31,
	2006	2005
RESULTS OF OPERATIONS:
Revenues	$258,184	$249,127
Direct costs	(244,344)	(227,649)
Gross margin	13,840	21,478
General and administrative expenses	(2,822)	(3,019)
Operating income	11,018	18,459
Other expense, net	579	14
Net income	$11,597	$18,473

(6) GOODWILL AND INTANGIBLE ASSETS

Intangible assets with finite lives consist of the following:

	Cost	Accumulated Amortization	Net finite-lived intangible assets
March 31, 2006

Contracts-in-place	$23,759	$(21,111)	$2,648
Patents and trademarks	5,219	(5,206)	13
Contracted backlog	2,230	(1,312)	918
Non-compete agreements and other	807	(230)	577
Total finite-lived intangible assets	$32,015	$(27,859)	$4,156

December 31, 2005

Contracts-in-place	$23,759	$(20,049)	$3,710
Patents and trademarks	5,219	(5,206)	13
Contracted backlog	2,230	(734)	1,496
Non-compete agreements and other	807	(184)	623
Total finite-lived intangible assets	$32,015	$(26,173)	$5,842

The contracts-in-place are amortized on a straight-line basis over the total life of the contracts up to seven years. The other intangible assets are being amortized over their expected lives up to six years. The amortization expense reflected in the accompanying consolidated statements of income totaled $1,686 and $1,995 for the three-month periods ended March 31, 2006 and 2005, respectively.

Indefinite-lived intangible assets consist of the following:

	March 31, 2006	December 31, 2005
Goodwill	$41,992	$40,730
Tradename	20,326	20,326
Total indefinite-lived intangible assets	$62,318	$61,056

In 2006, CH2M HILL paid $1,262 to the former owners of MicroSource, Inc. as a result of earn-out targets being achieved. This amount was recorded as additional goodwill and allocated to the Industrial operating segment.

(7) LINE OF CREDIT

CH2M HILL has a credit facility with a maximum borrowing capacity of $160,000 which expires in July 2009. The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit. At the option of CH2M HILL, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate plus 1.00% to 1.75%, or the lender’s applicable base rate plus margin of 0.0% to 0.25% based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.20% to 0.35% per year on the unused portion of the line of credit is payable based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. During the first quarter of 2006, CH2M HILL borrowed an average of $15,973 under this credit facility for general corporate purposes. At March 31, 2006, $30,400 was outstanding under the facility. No amounts were outstanding at December 31, 2005.

The agreement requires CH2M HILL to, among other factors, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio. As of March 31, 2006, CH2M HILL was in compliance with the covenants required by the agreement.

The agreement also allows CH2M HILL to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At March 31, 2006 and December 31, 2005, there were $27,338 and $25,663 issued and outstanding letters of credit, respectively.

(8) COMMITMENTS AND CONTINGENCIES

CH2M HILL maintains a variety of commitments that are generally made available to provide support for various provisions in its engineering and construction contracts. Letters of credit are provided to clients in the ordinary course of the contracting business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. CH2M HILL also posts surety bonds, which are contractual agreements issued by a surety, for the purpose of guaranteeing our performance on contracts. Bid bonds are also issued by a surety to protect owners and are subject to full or partial forfeiture for failure to perform obligations arising from a successful bid.

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

Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcome of pending proceedings are often difficult to predict, as of March 31, 2006 management believes that no ongoing litigation or investigation is likely to result in a material adverse impact on CH2M HILL’s consolidated financial statements.

In January 2006, a subsidiary entered into a Deferred Prosecution Agreement (DPA) with the office of the United States Attorney for the District of Connecticut. The DPA relates to an investigation of a Clean Water Act (CWA) violation at two wastewater treatment facilities in Connecticut. Pursuant to the DPA, the subsidiary contributed $2,000 to community projects and is taking other agreed upon steps to enhance our CWA compliance procedures at the two wastewater treatment facilities in Connecticut. Provided CH2M HILL complies with its obligations under the DPA, the U.S. District Attorney for the District of Connecticut will recommend dismissal of all actions against the subsidiary in connection with this matter. The violation related to failure to comply with sampling and reporting requirements of the CWA and there is no evidence the violation resulted in harm to human health or the environment.

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

•      The source of our revenues and profits

•      Variations of revenues and profits from year to year

•      Cash sources and utilizations

•      The impact of the above on our overall financial condition

The following discussion and information contains, in addition to historical information, forward-looking statements, including without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import and statements regarding our strategy, financial performance and operations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under item 1A “Risk Factors” (which is expressly incorporated herein by reference) of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (SEC) on February 27, 2006. You should review this section in conjunction with our financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Introduction

We are one of the largest engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operation, major project management and related technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we operate in more than 110 countries and have nearly 16,000 employees worldwide.

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

Results of Operations for the Three-Month Period Ended March 31, 2006 Compared to the Same Period of 2005

Revenues and pre-tax profit or loss for the three-month period ended March 31, 2006 and 2005 by operating segment were as follows:

Three-Month Period Ended March 31,

(in millions)

	Revenues				Pre-Tax Profit (Loss)
	2006		2005		2006	2005
Federal	$438.4	44.5%	$267.0	39.4%	$26.7	$7.3
Civil Infrastructure	299.9	30.5%	229.4	33.9%	8.5	9.7
Industrial	246.2	25.0%	181.2	26.7%	(23.3)	(2.2)
Corporate	—	—	—	—	(6.8)	(4.2)
Total	$984.5	100.0%	$677.6	100.0%	$5.1	$10.6

Federal

Revenues increased for the three-month period ended March 31, 2006, compared to the same period in the prior year by $171.4 million or 64.2%. Our government facilities and infrastructure and environmental services businesses reported a significant increase in revenue for the three-month period ended March 31, 2006 versus prior year due primarily to work associated with the Hurricane Katrina relief and cleanup efforts. Partially offsetting these favorable results was a decline in our nuclear business as revenues decreased for the first quarter of 2006 versus the same period in 2005, due to reduced spending on our contract with the U.S. Department of Energy (DOE) at the Hanford River Protection Project.

Pre-tax profit increased for the three-month period ended March 31, 2006 compared to the same period last year to $26.7 million from $7.3 million. The increase in pre-tax profits is primarily associated with the above discussed revenue growth in the government facilities and infrastructure business group and, in general, improved project performance. This increase is partially offset by lower pre-tax profits at the Mound project as it is in the final stages of completion and lower equity in earnings of joint ventures from the substantially complete Kaiser-Hill project.

Civil Infrastructure

Revenues increased for the three-month period ended March 31, 2006, compared to the same period in 2005 by $70.5 million or 30.7%. Each of the three businesses comprising the Civil Infrastructure operating segment reported a significant increase in revenues. The largest increase was attributable to continued growth in our transportation business from successful pursuits in transportation design/build projects and a slight increase in transportation consulting. These new projects included significant highway contracts in Colorado, Washington, Florida and Western Canada. Our water business reported increased revenues compared to the same period of last year related primarily to several projects in North America. Our operations and maintenance business (O&M) reported a significant improvement in revenues compared to the same period last year due to a new municipal operations project and an existing contract amendment.

Pre-tax profit decreased by $1.2 million, or 12.4%, for the three-month period ended March 31, 2006. For the quarter ended March 31, 2006 compared to the same period last year, both our transportation and water businesses experienced a decrease in pre-tax profit primarily as a result of project delivery issues on certain projects in the U.S. and abroad, lower equity earnings on international joint venture projects, and increased business development costs. Partially offsetting these negative results was our O&M business, which produced significant improvements in pre-tax profits for the three-month period compared to prior year primarily attributable to the revenue growth and continued improvement in project controls, risk management processes and controlled overhead spending.

Industrial

Revenues increased for the three-month period ended March 31, 2006, compared to the same period last year by $65.0 million or 35.9%. The increase in revenues is primarily due to significant new business in our power, energy and industrial systems, communications solutions and electronics businesses. For the three-month period ended March 31, 2006 versus the same period last year, we experienced significant growth in our power business driven primarily from two new contracts with major utility companies. The energy and industrial systems business revenue growth for the current quarter was associated with operations and maintenance support services at a petroleum facility. Our communications business has had signs of renewed spending by clients particularly in the wireless sectors worldwide which has increased revenues. Lastly, our electronics sector has experienced strong performance as the overall economic market conditions have improved, particularly in the clean room installation area. These increases were partially offset from declines in our manufacturing and bio-pharma businesses which continue to experience delays in customer awards of large, full-service projects.

Pre-tax loss increased for the three-month period ended March 31, 2006, compared to the same period of 2005 by $21.1 million. The loss for the quarter ended March 31, 2006  is primarily due to significant cost overruns on a project to construct a manufacturing facility. This project was bid under fixed price commercial terms where the risk of certain variances remains with the company. The project has experienced increased costs due to project delivery issues and increased commodity prices. In addition, the clean up efforts required from Hurricane Katrina have caused significant shortages in experienced craft laborers in the area and thus have materially increased wage rates and reduced overall productivity. The project is scheduled for completion in the third quarter of 2006. While management believes that the current estimated costs at completion are reasonable, uncertainties exist until the project is complete.

Joint Ventures

For the quarters ended March 31, 2006 and 2005, we reported total equity in earnings of joint ventures and affiliated companies of $5.7 million and $8.7 million, respectively. The decrease is primarily due to the physical completion in October 2005 of the site clean-up effort on the Kaiser-Hill project. During the three-month period ended March 31, 2006, we recognized no earnings from Kaiser-Hill compared to $5.1 million in earnings for the quarter ended March 31, 2005. The DOE continues to review our submitted costs and perform normal cost audit activities associated with any governmental contract. We expect that these activities will continue throughout 2006 and beyond and any findings will not have a material effect on our earnings. During the first quarter of 2006, Kaiser-Hill distributed earnings of $80.0 million. Our remaining investment in Kaiser-Hill as of March 31, 2006 was $7.3 million compared to $87.3 million at December 31, 2005.

Partially offsetting the decease in earnings from Kaiser-Hill was the results of operations from our newly formed joint venture with Washington Group International. This joint venture, CH2M-WG Idaho LLC, is completing a U.S. Department of Energy contract for the cleanup and closure of a nuclear facility located in Idaho. We own 50.5% of CH2M–WG Idaho. Closure operations began in the third quarter of 2005 and are expected to last approximately seven years. During the three-month period ended March 31, 2006, CH2M HILL recognized earnings from CH2M–WG Idaho of $3.1 million and had recognized no earnings related to the joint venture in the quarter ended March 31, 2005. Our investment in CH2M–WG Idaho as of March 31, 2006 was $16.4 million compared to $6.0 million as of December 31, 2005.

Corporate Expenses

Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax. Corporate expenses for the quarter ended March 31, 2006 were $6.8 million compared to $4.2 million for the same period in 2005. The increase in expense for the three-month period ended March 31, 2006 compared to the same period in 2005 was due primarily to increased payroll costs and increased long-term incentive compensation costs.

Income Taxes

Our effective tax rate for the three-month period ended March 31, 2006 was 39.6% compared to 40.5% for the same period last year. The decrease in the effective tax rate for the three-month period ended March 31, 2006 compared to the prior period, is primarily due to a decrease in non-deductible royalty expense and a decrease in the net operating loss of an unconsolidated subsidiary which were not deductible for tax purposes. Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, non-deductible foreign net operating losses and disallowed portions of meals and entertainment expenses.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving line of credit. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and purchases of stock presented on our internal market. During the three months ended March 31, 2006, our operating cash flows decreased approximately $34.3 million compared to the same period in the prior year. This decrease was primarily due to an increase in unbilled revenues that were primarily associated with work we performed for the Hurricane Katrina cleanup effort, an increase in the payment of accounts payable and income tax payments in 2006. These decreases in operating cash flow were partially offset from the receipt of funds from our joint ventures.

Billings and collections on accounts receivable can impact our operating cash flows. We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on this assessment at March 31, 2006, we have deemed the allowance for doubtful accounts to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our timing of cash receipts necessary to meet our operating needs.

We are a professional services organization and, therefore, we do not require significant outflows of cash for capital expenditures. Our capital expenditures are primarily for office equipment and leasehold improvements. Capital expenditures during the three-month period ended March 31, 2006 and the three- month period ended March 31, 2005 were $2.4 million and $1.4 million, respectively. We have a formal operating lease program under which most of our computers and related equipment is procured on an ongoing basis.

We used $10.1 million in cash for purchases of stock presented on our internal market during the three-month period ended March 31, 2006, compared to $11.9 million for the same period of 2005.

We have a credit facility with a maximum borrowing capacity of $160.0 million which expires in July 2009. The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit. At our option, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate plus 1.00% to 1.75%, or the lender’s applicable base rate plus margin of 0.0% to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.20% to 0.35% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. During the three-month period ended March 31, 2006, our average daily borrowing was $16.0 million under our credit facility for general corporate purposes. It is likely, but uncertain, that we will continue to utilize our credit facility periodically during the remainder of 2006 depending on the timing of cash receipts and disbursements. There was $30.4 million outstanding under our line of credit at March 31, 2006 and no amount outstanding at December 31, 2005.

The agreement requires us to, among other factors, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio. As of March 31, 2006, we were in compliance with the covenants required by the agreement.

The agreement also allows us to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At March 31, 2006 and December 31, 2005, there were $27.3 million and $25.7 million issued and outstanding letters of credit, respectively.

Based on our total cash and credit capacity at March 31, 2006 of $169.3 million, we believe we have sufficient resources to fund our operations, anticipated capital expenditure requirements, as well as purchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.

Cash on hand		$36.6
Line of credit capacity	160.0
Issued letters of credit	(27.3)
Net credit capacity available		132.7
Total capacity		$169.3

Off-Balance Sheet Arrangements

We are party to two lease agreements related to our corporate headquarters and two adjacent buildings. These lease agreements were recently restructured and the new lessors are not variable interest entities (VIE’s) as the lessors are considered a business per the definition of revised Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46 (FIN 46R), “Consolidation of Variable Interest Entities.”  These leases remain operating leases. One of the lease agreements calls for monthly lease payments of approximately $0.4 million through March 3, 2013 and requires that we guarantee a residual value of the facilities for approximately $42.0 million. Upon completion of the lease term, we have the option to purchase the facilities for $53.0 million. The other lease agreement calls for monthly lease payments at a variable interest rate, estimated to be approximately $0.1 million per month, based on current interest rates. The lease agreement requires that we guarantee a residual value of this building of approximately $17.6 million. Upon completion of the lease term, we have the option to purchase the additional building from the lessor for $20.8 million. The lease matures on September 28, 2008 and provides for five one year renewal options.

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

Aggregate Commercial Commitments

We maintain a variety of commercial commitments that are generally made available to provide support for various provisions in engineering and construction contracts. Letters of credit are available to clients in the ordinary course of the contracting business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. We also post surety bonds, which are contractual agreements issued by a surety, for the purpose of guaranteeing our performance on contracts. Bid bonds are also issued by a surety to protect owners and are subject to full or partial forfeiture for failure to perform obligations arising from a successful bid.

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

The accounting policies that we believe are most critical to your understanding of our financial results and condition and require complex management judgment are summarized below. Further detail and information regarding our critical accounting policies and estimates are included in our 2005 Form 10-K.

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

New Accounting Standards

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised) “Share-Based Payments,” (SFAS 123(R)), which replaces SFAS No. 123 and supersedes APB No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) is effective for us beginning in 2006 and requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) generally applies to all awards granted after the effective date and does not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. We adopted SFAS 123(R) on January 1, 2006 and utilized the prospective basis for applying the provisions of SFAS 123(R). The impact of applying SFAS 123(R) during the first quarter of 2006 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flow.

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

Interest rates. Our interest rate exposure is generally limited to our unsecured revolving credit agreement and a building lease agreement that calls for monthly lease payments at a variable interest rate. Historically, we have used short-term variable rate borrowings under the unsecured revolving credit agreement on a limited basis. There was $30.4 million outstanding under the unsecured revolving credit agreement at March 31, 2006. Our variable lease payments on the building lease agreement are estimated to be approximately $0.1 million per month, based on current interest rates. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Additionally, management believes that a change of 100 basis points in interest rates would not have a material impact on our consolidated results of operations.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table covers the purchases of our securities by CH2M HILL during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January (a)	8,694	$16.73	—	—
February (a)	—	—	—	—
March (b)	414,296	$18.72	—	—
Total	422,990	$18.68	—	—

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

Item 6. Exhibits

Exhibits

* 31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2       Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1       Certification of Chief Executive Officer pursuant to the requirements set forth in Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)

*32.2       Certification of Chief Financial Officer pursuant to the requirements set forth in Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)

*33.1       Amendment No. 1 to CH2M HILL Stock Alumni Program dated February 10, 2006

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CH2M HILL Companies, Ltd.

Date: May 4, 2006	/c/ Samuel H. Iapalucci
Samuel H. Iapalucci
Executive Vice President and Chief Financial Officer

/c/ JoAnn Shea
JoAnn Shea
Vice President and Chief Accounting Officer

Index of Exhibits

* 31.1      Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2       Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1       Certification of Chief Executive Officer pursuant to the requirements set forth in Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)

*32.2       Certification of Chief Financial Officer pursuant to the requirements set forth in Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)

*33.1       Amendment No. 1 to CH2M HILL Stock Alumni Program dated February 10, 2006

*Filed herewith