Form 10-Q
period 2006-06-30
CH2M HILL COMPANIES LTD
filed 2006-08-04
CIK 777491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2006 was 32,499,129.

CH2M HILL COMPANIES, LTD.

JUNE 30, 2006

CH2M HILL COMPANIES, LTD.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$39,826	$66,494
Receivables, net:
Client accounts	428,666	398,642
Unbilled revenue	362,984	305,937
Other	4,647	5,556
Prepaid expenses and other current assets	29,582	23,138
Total current assets	865,705	799,767
Investments in unconsolidated affiliates	43,423	114,679
Property, plant and equipment, net	33,795	32,050
Goodwill	41,968	40,730
Intangible assets, net	23,171	26,168
Other assets, net	43,963	39,712
Deferred income taxes	50,833	50,833

Total assets	$1,102,858	$1,103,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$959	$1,344
Accounts payable and accrued subcontractor costs	200,112	261,232
Billings in excess of revenue	179,581	121,604
Accrued incentive compensation	23,585	31,081
Accrued payroll and employee related liabilities	140,050	118,027
Current income tax payable	10,889	63,021
Other accrued liabilities	74,879	67,314
Current deferred income taxes	7,145	7,631
Total current liabilities	637,200	671,254
Other long-term liabilities	123,821	109,925
Line of credit	10,000	—
Long-term debt	2,249	2,780

Total liabilities	773,270	783,959

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, Class A $0.02 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 32,494,535 and 31,892,048 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	325	319
Additional paid-in capital	41,282	45,325
Retained earnings	303,903	289,658
Accumulated other comprehensive loss	(15,922)	(15,322)
Total shareholders’ equity	329,588	319,980

Total liabilities and shareholders’ equity	$1,102,858	$1,103,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Gross revenue	$1,021,099	$788,462	$2,005,555	$1,466,077
Operating expenses:
Direct cost of services and overhead	(839,046)	(639,993)	(1,662,499)	(1,177,892)
General and administrative	(171,086)	(142,745)	(332,348)	(280,566)

Operating income	10,967	5,724	10,708	7,619

Other income (expense):
Equity in earnings of joint ventures and affiliated companies	7,630	7,771	13,358	16,475
Interest income	461	441	1,052	872
Interest expense	(879)	(414)	(1,797)	(806)
Income before provision for income taxes	18,179	13,522	23,321	24,160
Provision for income taxes	(7,040)	(5,314)	(9,076)	(9,622)
Net income	$11,139	$8,208	$14,245	$14,538

Net income per common share:
Basic	$0.34	0.26	$0.44	$0.46
Diluted	$0.33	0.25	$0.43	$0.45
Weighted average number of common shares:
Basic	32,730,455	32,066,513	32,540,105	31,847,013
Diluted	33,359,646	32,633,184	33,179,423	32,429,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30
	2006	2005
Cash flows from operating activities:
Net income	$14,245	$14,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,203	7,664
Stock-based employee compensation expense	15,877	11,731
Loss on disposal of property, plant and equipment	124	243
Allowance for uncollectible accounts	590	1,374
Deferred income tax benefit	882	618
Distributed earnings of unconsolidated affiliates, net	81,738	8,417
Change in operating assets and liabilities, net of business acquired:
Receivables and unbilled revenue	(88,802)	(30,248)
Prepaid expenses and other	(10,747)	(3,293)
Accounts payable and accrued subcontractor costs	(60,968)	46,029
Billings in excess of revenue	58,532	17,280
Employee related liabilities	13,887	2,759
Other accrued liabilities	6,421	(46,090)
Current taxes payable	(50,493)	(6,105)
Long term liabilities and other	13,909	(1,568)
Net cash provided by operating activities	2,398	23,349

Cash flows from investing activities:
Capital expenditures	(5,257)	(3,269)
Cash increase upon adoption of FIN 46(R)	—	7,699
Payments for acquisition earnouts	(1,238)	—
Investments in affiliates, net of cash received	(14,109)	(13,558)
Net cash used by investing activities	(20,604)	(9,128)

Cash flows from financing activities:
Borrowing on line of credit	420,000	79,200
Payments on line of credit and long-term debt	(410,929)	(81,410)
Purchases and retirements of stock and other	(20,058)	(14,102)
Net cash used by financing activities	(10,987)	(16,312)

Effect of exchange rates on cash	2,525	23

Decrease in cash and cash equivalents	(26,668)	(2,068)

Cash and cash equivalents, beginning of period	66,494	55,885

Cash and cash equivalents, end of period	$39,826	$53,817

Supplemental disclosures:
Cash paid for interest	$1,414	$941
Cash paid for income taxes	$60,338	$14,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

(In thousands, except per share data)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to current year presentation.

In the opinion of CH2M HILL Companies, Ltd.’s (CH2M HILL) management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in CH2M HILL’s Annual Report on Form 10-K for the year ended December 31, 2005. In the following text, the terms “we,” “our,” “our company,” and “us” may refer to CH2M HILL.

Shareholders’ Equity

The significant changes in shareholders’ equity for the six months ended June 30, 2006 are as follows:

	Shares	Amount
Shareholders’ Equity, December 31, 2005	31,892	$319,980
Net income	—	14,245
Shares issued in connection with stock-based compensation and employee benefit plans	1,409	11,314
Shares purchased and retired	(806)	(15,351)
Other comprehensive loss	—	(600)
Shareholders’ Equity, June 30, 2006	32,495	$329,588

Stock-Based Compensation Plans

On January 1, 2006, CH2M HILL adopted the provisions of, and accounted for stock-based compensation in accordance with, Statement of Financial Accounting Standard (SFAS) No. 123 — revised 2004, Share-Based Payment (SFAS 123(R)), which replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB 25). Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. CH2M HILL is utilizing the prospective method of adoption under which prior periods are not revised for comparative purposes. Under the prospective method of adoption under SFAS 123(R), the valuation provisions apply only to new grants and not to outstanding grants as of the effective date, January 1, 2006. Accordingly, at the adoption date, SFAS 123(R) had no impact on CH2M HILL’s financial statements. SFAS 123(R) was not applied to CH2M HILL’s Payroll Deduction Stock Purchase Plan (PDSPP) as the plan is available to all shareholders and incorporates no option features such as a look-back period. Accordingly, no compensation cost is recognized in the financial statements for the PDSPP.

CH2M HILL has a Restricted Stock Plan which provides eligible individuals with added incentives to continue in the long-term service of CH2M HILL. The awards are made for no consideration and vest over various periods, but are considered outstanding at the time of issuance as the shareholders are entitled to voting rights.

Prior to the adoption of SFAS 123(R), CH2M HILL recognized compensation costs of restricted stock over the vesting term. The compensation costs are based on the fair value of CH2M HILL’s common stock on the date of grant. CH2M HILL will continue to recognize compensation costs, net of estimated forfeitures, over the vesting term. Compensation expense recognized during the three and six months ended June 30, 2006 relating to restricted stock was $604 and $1,552, respectively. In determining the amount of compensation expense, CH2M HILL has estimated that forfeitures of restricted stock shares will be less than 3% of total restricted stock shares outstanding based upon prior experience. As of June 30, 2006, there was $4,848 of unrecognized compensation costs related to non-vested restricted stock grants. The impact of applying SFAS 123(R) during the six months ended June 30, 2006 for all other stock-based payments did not have a material impact on CH2M HILL’s consolidated financial position, results of operations or cash flows.

The following table summarizes the restricted stock activity for the six months ended June 30, 2006:

Restricted Stock	Non-vested Shares	Weighted Average Grant Date Fair Value
Beginning of period – December 31, 2005	199	$12.54
Awarded	282	17.84
Vested	(44)	14.90
Forfeited	(4)	12.11
End of period – June 30, 2006	433	15.76

New Accounting Standards

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as one if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. CH2M HILL does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (FIN 48), which is effective for us beginning on January 1, 2007. FIN 48 establishes a different process to measure the impact of uncertainty associated with the income tax provision. Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. CH2M HILL is evaluating the effects, if any, that the adoption of FIN 48 will have on its financial results.

(2) SEGMENT INFORMATION

Certain financial information relating to the three and six months ended June 30, 2006 and 2005 for each segment is provided below.

Three Months Ended June 30, 2006	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$408,098	$335,376	$277,625	$—	$1,021,099
Inter-segment sales	3,097	4,275	7,019	(14,391)	—
Equity in earnings of joint ventures and affiliated companies	4,095	3,355	180	—	7,630
Segment profit (loss)	13,838	12,053	(4,544)	(3,168)	18,179

Three Months Ended June 30, 2005	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$290,922	$261,027	$236,513	$—	$788,462
Inter-segment sales	2,177	5,379	4,847	(12,403)	—
Equity in earnings of joint ventures and affiliated companies	5,666	2,087	18	—	7,771
Segment profit (loss)	5,735	5,417	4,628	(2,258)	13,522

Six Months Ended June 30, 2006	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$846,454	$635,258	$523,843	$—	$2,005,555
Inter-segment sales	5,989	9,533	14,979	(30,501)	—
Equity in earnings of joint ventures and affiliated companies	8,210	4,897	251	—	13,358
Segment profit (loss)	40,519	20,590	(27,797)	(9,991)	23,321

Six Months Ended June 30, 2005	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$557,913	$490,474	$417,690	$—	$1,466,077
Inter-segment sales	4,426	9,890	9,858	(24,174)	—
Equity in earnings of joint ventures and affiliated companies	11,586	4,963	(74)	—	16,475
Segment profit (loss)	13,067	15,130	2,451	(6,488)	24,160

During the three and six months ended June 30, 2006, the Industrial segment recognized a reduction in earnings related to a manufacturing facility project. This reduction in earnings was a result of a change in the total estimated costs for the project due to events and circumstances that occurred during the six months ended June 30, 2006. While management believes that the current estimated costs at completion are reasonable, uncertainties exist until the project is complete.

(3) COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains (losses) on equity investments and foreign currency translation gains (losses) that have been reflected as a component of shareholders’ equity and have not impacted net income. The following table summarizes the components of comprehensive income for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net income	$11,139	$8,208	$14,245	$14,538
Change in unrealized gains (losses) on equity investments	(1,049)	312	(2,171)	454
Change in foreign currency translation gains (losses)	2,309	(377)	1,571	(147)
Comprehensive income	$12,399	$8,143	$13,645	$14,845

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

The following table is a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Net income	$11,139	$8,208	$14,245	$14,538

Denominator:
Basic income per share – weighted average shares outstanding	32,730	32,067	32,540	31,847
Dilutive effect of common stock equivalents	629	566	639	583
Diluted income per share – adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	33,359	32,633	33,179	32,430

Basic net income per common share	$0.34	$0.26	$0.44	$0.46
Diluted net income per common share	$0.33	$0.25	$0.43	$0.45

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

CH2M HILL’s interests in certain joint ventures are considered variable interest entities (VIE’s) under FASB Interpretation (FIN) No. 46 - revised, Consolidation of Variable Interest Entities (FIN 46(R)). CH2M HILL has classified entities identified as VIE’s into two groups, the first of which includes those entities that CH2M HILL has consolidated under the guidance of FIN 46(R), as CH2M HILL is considered the primary beneficiary, and the second group which includes those entities which CH2M HILL was not required to consolidate. As of June 30, 2006, the assets and liabilities of the identified VIE’s that were not consolidated are $63,447 and $56,939, respectively.

For VIE’s where CH2M HILL is not the primary beneficiary and those entities which are not VIE’s, CH2M HILL accounts for its investments in affiliated unconsolidated companies using the equity method of accounting. CH2M HILL’s proportionate share of net income (loss) is included as equity in earnings of joint ventures and affiliated companies in the accompanying condensed consolidated statements of income. As of June 30, 2006, CH2M HILL had the following significant investments in affiliated unconsolidated companies accounted for under the equity method of accounting:

% Ownership
Domestic:
ATKINSON/CH2M HILL, Joint Venture	30.0%
AGVIQ-CH2M HILL Joint Venture	49.0%
BPC Airport Partners Joint Venture	34.5%
CH2M HILL/TILDON COIL Joint Venture	50.0%
CH2M HILL/URS, Joint Venture	50.0%
CH2M HILL/ VT Griffin	49.0%
CH2M – WG Idaho, LLC	50.5%
Coastal Estuary Services	49.9%
Golden Crossing Constructors, Joint Venture	33.3%
IAP–Hill	25.0%
Kaiser-Hill Company, LLC (Kaiser-Hill)	50.0%
Kakivik Asset Management	33.0%
Milwaukee Transportation Partners, LLC	50.0%
OMI Caribe LLC	50.0%
OMI/Thames Water Stockton, Inc.	50.0%
Parsons CH2M HILL Program Management Consultants	45.0%
Pizzagalli/CCI Joint Venture	50.0%
Stockton D/B Joint Venture	50.0%
Washington Closure, LLC	30.0%
Washington-IDC	24.0%
Foreign:
BTC Group	33.3%
CH2M HILL BECA, Ltd.	50.0%
CH2M HILL/ Parsons, a Joint Venture	50.0%
CH2M PB JV, Pte	50.0%
CHDE Water	50.0%
CHBM Water Joint Venture	50.0%
Maroochy Alliance Joint Venture	40.0%
Simo Management Inc.	49.9%

As of June 30, 2006 and December 31, 2005, the investments in unconsolidated affiliates were $43,423 and $114,679, respectively. On October 13, 2005, Kaiser-Hill declared physical completion of the activities at the site. During the three and six months ended June 30, 2006, Kaiser-Hill distributed earnings of $5,000 and $85,000, respectively. Consequentially, CH2M HILL’s remaining investment in Kaiser-Hill as of June 30, 2006 was $2,309, as compared to $87,295 as of December 31, 2005.

In the first quarter of 2005, CH2M HILL and Washington Group International formed a joint venture, CH2M-WG Idaho, LLC (CH2M-WG Idaho) of which CH2M HILL owns a 50.5% interest. The contract is for the U.S. Department of Energy’s (DOE) cleanup of a federal nuclear facility located in Idaho. CH2M-WG Idaho began operations in the third quarter of 2005. During the three and six months ended June 30, 2006, CH2M HILL recognized earnings from CH2M-WG Idaho of $2,655 and $5,733, respectively and received nil and $5,303, respectively of distributed earnings. CH2M HILL’s investment in CH2M-WG Idaho as of June 30, 2006 was $19,035 compared to $5,979 as of December 31, 2005.

Summarized unaudited financial information for CH2M HILL’s unconsolidated affiliates for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
RESULTS OF OPERATIONS:
Revenue	$366,331	$242,449	$624,515	$491,576
Direct costs	(348,037)	(223,288)	(592,381)	(450,937)
Gross margin	18,294	19,161	32,134	40,639
General and administrative expenses	(2,965)	(4,327)	(5,787)	(7,346)
Operating income	15,329	14,834	26,347	33,293
Other expense, net	2,045	120	2,624	134
Net income	$17,374	$14,954	$28,971	$33,427

(6) INTANGIBLE ASSETS AND GOODWILL

Intangible assets with finite lives consist of the following:

	Cost	Accumulated Amortization	Net finite-lived intangible assets
June 30, 2006

Contracts-in-place	$23,759	$(22,067)	$1,692
Patents and trademarks	5,219	(5,219)	—
Contracted backlog	2,230	(1,688)	542
Non-compete agreements and other	807	(196)	611
Total finite-lived intangible assets	$32,015	$(29,170)	$2,845

December 31, 2005

Contracts-in-place	$23,759	$(20,049)	$3,710
Patents and trademarks	5,219	(5,206)	13
Contracted backlog	2,230	(734)	1,496
Non-compete agreements and other	807	(184)	623
Total finite-lived intangible assets	$32,015	$(26,173)	$5,842

The contracts-in-place are amortized on a straight-line basis over the total life of the contracts up to seven years. The other intangible assets are being amortized over their expected lives up to six years. The amortization expense reflected in the accompanying condensed consolidated statements of income was $1,311 and $1,957 for the three months ended June 30, 2006 and 2005, respectively, and $2,997 and $3,952 for the six months ended June 30, 2006 and 2005, respectively.

Indefinite-lived intangible assets consist of the following:

	June 30, 2006	December 31, 2005
Goodwill	$41,968	$40,730
Tradename	20,326	20,326
Total indefinite-lived intangible assets	$62,294	$61,056

During the first quarter of 2006, CH2M HILL paid $1,238 to the former owners of MicroSource, Inc. as a result of earn-out targets being achieved. This amount was recorded as additional goodwill and allocated to the Industrial operating segment.

(7) LINE OF CREDIT

CH2M HILL has a credit facility with a maximum borrowing capacity of $160,000 which expires in July 2009. The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit. At the option of CH2M HILL, the credit facility bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 1.00% to 1.75%, or the lender’s applicable base rate plus margin of up to 0.25% based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.20% to 0.35% per year on the unused portion of the line of credit is payable based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. During the three and six months ended June 30, 2006, CH2M HILL borrowed an average of $45,096 and $30,534, respectively, under this credit facility for general corporate purposes. The amount outstanding under the facility at June 30, 2006 was $10,000. No amounts were outstanding at December 31, 2005.

The agreement requires CH2M HILL to, among other factors, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio. As of June 30, 2006, CH2M HILL was in compliance with the covenants required by the agreement.

The agreement also allows CH2M HILL to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. Issued and outstanding letters of credit as of June 30, 2006 and December 31, 2005 were $30,358 and $25,663, respectively.

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

CH2M HILL is party to various contractual guarantees and legal actions arising in the normal course of business. Because a large portion of CH2M HILL’s business comes from federal, state and municipal sources, CH2M HILL’s procurement practices at times are also subject to review and occasional investigations by U.S. and state attorneys offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. government contracting. These investigations often take years to complete and many result in no adverse action. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcome of pending proceedings are often difficult to predict, CH2M HILL's management believes that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover CH2M HILL's liabilities, if any, with regard to such claims. Any amounts that are probable of payment by CH2M HILL related to retentions and deductibles are accrued when such amounts are estimable.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations as a whole and for each of our operating segments including:

•      Factors affecting our business

•      Our revenue and profits

•      The source of our revenue and profits

•      Variations of revenue and profits from year to year

•      Cash sources and utilizations

•      The impact of the above on our overall financial condition

The capitalized terms used below have been defined in the notes to the condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company,” and “us” may refer to CH2M HILL.

The following discussion and information contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import and statements regarding our strategy, financial performance and operations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under Item 1A, Risk Factors (which is expressly incorporated herein by reference) of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on February 27, 2006. You should review this section in conjunction with our financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Overview

We are one of the largest engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operation, major project management and related technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we operate in more than 110 countries and have over 17,000 employees worldwide.

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

Results of Operations

Revenue and Pre-Tax Profit (Loss) of our Reportable Segments

Revenue and pre-tax profit (loss) for the three and six months ended June 30, 2006 and 2005 by operating segment were as follows:

Three Months Ended June 30, 2006 and 2005

(In millions)

	Revenue				Pre-Tax Profit (Loss)
	2006		2005		2006	2005
Federal	$408.1	40.0%	$291.0	36.9%	$13.8	$5.7
Civil Infrastructure	335.4	32.8%	261.0	33.1%	12.1	5.4
Industrial	277.6	27.2%	236.5	30.0%	(4.5)	4.6
Corporate	—	—	—	—	(3.2)	(2.2)
Total	$1,021.1	100.0%	$788.5	100.0%	$18.2	$13.5

Six Months Ended June 30, 2006 and 2005

(In millions)

	Revenue				Pre-Tax Profit (Loss)
	2006		2005		2006	2005
Federal	$846.5	42.2%	$557.9	38.0%	$40.5	$13.1
Civil Infrastructure	635.3	31.7%	490.5	33.5%	20.6	15.1
Industrial	523.8	26.1%	417.7	28.5%	(27.8)	2.5
Corporate	—	—	—	—	(10.0)	(6.5)
Total	$2,005.6	100.0%	$1,466.1	100.0%	$23.3	$24.2

Federal

Revenue increased for the three and six months ended June 30, 2006, compared to the same periods in the prior year by $117.1 million or 40.2% and $288.6 million or 51.7%, respectively. Our government facilities and infrastructure and environmental services businesses reported a significant increase in revenue for the three and six months ended June 30, 2006, compared to the same periods in the prior year, primarily due to work associated with the Hurricane Katrina relief and cleanup efforts. Partially offsetting these favorable results was a decline in our nuclear business primarily due to reduced spending on our contract with the DOE at the Hanford River Protection Project.

Pre-tax profit increased for the three and six months ended June 30, 2006, compared to the same periods in the prior year by $8.1 million or 142.1% and $27.4 million or 209.2%, respectively. The increase in pre-tax profits is primarily associated with the above discussed revenue growth from Hurrican Katrina relief in the government facilities and infrastructure business in addition to improved project performance. This increase is partially offset by lower pre-tax profits at the Mound project as it is in the final stages of completion and lower equity in earnings of joint ventures from the substantially complete Kaiser-Hill project.

Civil Infrastructure

Revenue increased for the three and six months ended June 30, 2006, compared to the same periods in the prior year by $74.4 million or 28.5% and $144.8 million or 29.5%, respectively. Each of the three businesses comprising the Civil Infrastructure operating segment reported a significant increase in revenue. The largest increase was attributable to continued growth in our transportation business from successful pursuits in transportation design/build projects and a slight increase in transportation consulting. These new projects included significant highway contracts in Colorado, Washington, Virginia and Vancouver, British Columbia and increased program management projects. Our water business reported increased revenue compared to the same periods in the prior year, due primarily to several projects in North America. Our operations and maintenance business (O&M) reported a significant improvement in revenue compared to the same periods in the prior year primarily due to a new municipal operations project in Georgia, an existing contract amendment and new work in Las Vegas and Puerto Rico.

Pre-tax profit increased for the three and six months ended June 30, 2006, compared to the same periods in the prior year by $6.7 million or 124.1% and $5.5 million or 36.4%, respectively. The increase in pre-tax profits is primarily associated with our O&M business which produced significant improvements due to revenue growth, as described above. Our transportation business also experienced growth in pre-tax profits due to the revenue increases discussed above. Our water business experienced growth in pre-tax profit during the three months ended June 30, 2006 due to an increase in North American consulting and international earnings. This second quarter growth partially offset the decrease in pre-tax profit reported in the first quarter, which was due to project delivery issues on certain projects in the U.S. and abroad, lower equity earnings on international joint venture projects, and increased business development costs.

Industrial

Revenue increased for the three and six months ended June 30, 2006, compared to the same periods in the prior year by $41.1 million or 17.4% and $106.1 million or 25.4%, respectively. The increase in revenue is primarily due to significant new business in our power, energy and industrial systems, communications solutions and manufacturing businesses. For the six months ended June 30, 2006, compared to the same period in the prior year, we experienced significant growth in our power business driven primarily from two new contracts with major utility companies. The energy and industrial systems business revenue growth for the current quarter was associated with operations and maintenance support services at two petroleum facilities. Our communications business has had signs of renewed spending by clients particularly in the wireless sectors worldwide which has increased revenue. Our manufacturing business has experienced new business growth in 2006 as a result of business development pursuits. These increases were partially offset from declines in our bio-pharma businesses due to the completion of several projects in Puerto Rico and the continued delay in some customer awards of large projects.

The Industrial segment reported pre-tax loss of $4.5 million and $27.8 million for the three and six months ended June 30, 2006, respectively, and pre-tax income of $4.6 million and $2.5 million for the three and six months ended June 30, 2005, respectively. The pre-tax loss was primarily due to significant cost overruns on a project to construct a manufacturing facility. This project was bid under fixed price commercial terms where the risk of certain variances remains with the Company. The project has experienced increased costs due to project delivery issues and increased commodity prices. In addition, the clean up efforts required from Hurricane Katrina have caused significant shortages in experienced craft laborers in the area and thus have materially increased wage rates and reduced overall productivity. The project is scheduled for completion in the third quarter of 2006. While management believes that the current estimated costs at completion are reasonable, uncertainties exist until the project is complete.

Equity in Earnings of Joint Ventures and Affiliated Companies

For the three and six months ended June 30, 2006, we reported total equity in earnings of joint ventures and affiliated companies of $7.6 million and $13.4 million, respectively. For the three and six months ended June 30, 2005, we reported total equity in earnings of joint ventures and affiliated companies of $7.8 million and $16.5 million, respectively. During the three and six months ended June 30, 2006, we recognized no earnings from Kaiser-Hill compared to $5.1 million and $10.2 million in earnings for the three and six months ended June 30, 2005, respectively. The DOE continues to review our submitted costs and perform normal cost audit activities associated with any governmental contract. We expect these activities will continue throughout 2006 and beyond and believe any findings will not have a material effect on our earnings. During the three and six months ended June 30, 2006, Kaiser-Hill distributed earnings of $5.0 million and $85.0 million, respectively. Our remaining investment in Kaiser-Hill as of June 30, 2006 was $2.3 million compared to $87.3 million at December 31, 2005.

Partially offsetting the decrease in earnings from Kaiser-Hill was the results of operations from our joint venture with Washington Group International, CH2M-WG Idaho. This joint venture is completing a DOE contract for the cleanup of a nuclear facility located in Idaho. We own a 50.5% interest in CH2M–WG Idaho. Operations began in the third quarter of 2005 and are expected to last approximately seven years. During the three and six months ended June 30, 2006, CH2M HILL recognized earnings from CH2M–WG Idaho of $2.6 million and $5.7 million, respectively, and had recognized no earnings related to the joint venture during the three and six months ended June 30, 2005. Our investment in CH2M–WG Idaho as of June 30, 2006 was $19.0 million compared to $6.0 million as of December 31, 2005.

Corporate Expenses

Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax. Corporate expenses for the three and six months ended June 30, 2006 were $3.2 million and $10.0 million, respectively, compared to $2.2 million and $6.5 million for the same periods in the prior year. The increase in expense for the three and six months ended June 30, 2006 compared to the same periods in the prior year was due primarily to increased interest expense, payroll costs and increased long-term incentive compensation costs.

Provision for Income Taxes

Our effective tax rate for the three months ended June 30, 2006 was 38.7% compared to 39.3% for the same period in the prior year and the tax rate for the six months ended June 30, 2006 was 38.9% compared to 39.8% for the same period in the prior year. The decrease in the effective tax rate for the three months is primarily due to a decrease in non-deductible royalty expense, a decrease in the non-deductible net operating loss of an unconsolidated subsidiary and an overall improvement in the results of our foreign operations. Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, non-deductible foreign net operating losses and disallowed portions of meals and entertainment expenses.

We have presented a claim to the IRS relating to the research and experimentation tax credit for the years 1996-2003. Although we are seeking resolution with the IRS, we only recognize tax benefits related to these credits for financial statement purposes when it is probable that such benefits will be realized. The amount of the tax credit claimed is significant. However, the ultimate amount to be realized and the timing of the recognition of the tax credit will depend upon the final resolution with the IRS.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving line of credit. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and purchases of stock presented on our internal market. During the six months ended June 30, 2006, our operating cash flows decreased $20.9 million, from $23.3 million cash provided by operating activities to $2.4 million cash provided by operating activities. This decrease was primarily due to an increase in unbilled revenue that was primarily associated with work we performed for the Hurricane Katrina cleanup effort, an increase in the payment of accounts payable and income tax payments in 2006. These decreases in operating cash flow were partially offset from the receipt of funds from our joint ventures.

Billings and collections on accounts receivable can impact our operating cash flows. We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on this assessment at June 30, 2006, we have deemed the allowance for doubtful accounts to be adequate, however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our timing of cash receipts necessary to meet our operating needs.

We are a professional services organization and, therefore, we do not require significant outflows of cash for capital expenditures. Our capital expenditures are primarily for office equipment and leasehold improvements. Capital expenditures during the six months ended June 30, 2006 and 2005 were $5.3 million and $3.3 million, respectively. We have a formal operating lease program under which most of our computers and related equipment is procured on an ongoing basis.

We used $20.1 million and $14.1 million in cash for purchases of stock presented on our internal market during the six months ended June 30, 2006 and 2005, respectively.

We have a credit facility with a maximum borrowing capacity of $160.0 million which expires in July 2009. The credit facility may be used for general corporate purposes, permitted acquisitions and to support letters of credit. At our option, the credit facility bears interest at a rate equal to either the LIBOR plus 1.00% to 1.75%, or the lender’s applicable base rate plus margin of up to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.20% to 0.35% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. During the three and six months ended June 30, 2006, our average daily borrowing was $45.1 million and $30.5 million, respectively, under our credit facility for general corporate purposes. It is likely that we will continue to utilize our credit facility periodically during the remainder of 2006 depending on the timing of cash receipts and disbursements. The amount outstanding under the line of credit at June 30, 2006 was $10.0 million and no amounts were outstanding at December 31, 2005.

The agreement requires us to, among other factors, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio. As of June 30, 2006, we were in compliance with the covenants required by the agreement.

The agreement also allows us to issue letters of credit to support various trade activities. Issued letters of credit are reserved against the borrowing base of the line of credit. At June 30, 2006 and December 31, 2005, there were $30.4 million and $25.7 million issued and outstanding letters of credit, respectively.

Based on our total cash and credit capacity at June 30, 2006 of $169.4 million, we believe we have sufficient resources to fund our operations, anticipated capital expenditure requirements, as well as purchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.

The following table reflects our available capacity as of June 30, 2006 (in millions):

Cash on hand		$39.8
Line of credit capacity	$160.0
Issued letters of credit	(30.4)
Net credit capacity available		129.6
Total capacity		$169.4

Off-Balance Sheet Arrangements

We are party to three lease agreements related to our corporate headquarters and three adjacent buildings. One of the lease agreements calls for monthly lease payments of approximately $0.4 million through March 3, 2013 and requires that we guarantee a residual value of the facilities for approximately $42.0 million. Upon completion of the lease term, we have the option to purchase the facilities for $53.0 million. The second lease agreement calls for monthly lease payments at a variable interest rate, estimated to be approximately $0.1 million per month, based on current interest rates. The lease agreement requires that we guarantee a residual value of this building of approximately $17.6 million. Upon completion of the lease term, we have the option to purchase the additional building from the lessor for $20.8 million. The lease matures on September 28, 2008 and provides for five one year renewal options.

On October 19, 2005, we closed on a third operating lease facility which will be used for the construction of a fourth building adjacent to our corporate headquarters in Colorado. The building is expected to be completed in 2007 and the lease term will be approximately sixty-nine months. Yearly payments on the lease are estimated to be approximately $1.5 million and the lease requires us to guarantee a residual value of the facility equal to an amount not greater than 85% of the total facility costs. The total facility costs are estimated to be $22.5 million.

Aggregate Contractual Obligations

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we believe are most critical to the understanding of our financial condition and results of operations and require complex management judgment are summarized below. Further detail and information regarding our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Revenue Recognition

We earn our revenue from different types of services under a variety of different types of contracts, including cost-plus, firm fixed-price and time-and-materials. In recognizing revenue, we evaluate each contractual arrangement to determine the appropriate authoritative literature to apply. We recognize revenue and profit for a majority of our contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts. In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, and achievement of contract performance standards.

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

Income Taxes

In determining net income for financial statement purposes, we must make estimates and judgments in the calculation of tax assets and liabilities and in the determination of the recoverability of the deferred tax assets. The tax assets and liabilities arise from temporary differences between the tax return and the financial statement recognition of revenue and expenses.

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

Pension Benefits

We have two frozen and one active noncontributory defined benefit pension plans. Our earnings and shareholders’ equity may be impacted by these qualified defined benefit plans because SFAS No. 87, Employers’ Accounting for Pensions (SFAS 87), requires that the amounts we record be computed using actuarial valuations. These valuations include many assumptions, but the two most critical assumptions are the discount rate and the expected long-term rate of return on plan assets. We use judgment in selecting these assumptions each year because we have to consider not only current market conditions, but also make judgments about future market trends, changes in the interest rates and equity market performance. We also have to consider factors like the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

New Accounting Standards

In February 2006, the FASB issued SFAS 155, which amends SFAS 133 and SFAS 140. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as one if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123(R)), which replaced SFAS 123 and supersedes APB 25. SFAS 123(R) is effective for us beginning in 2006 and requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) generally applies to all awards granted after the effective date and does not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. We adopted SFAS 123(R) on January 1, 2006 and utilized the prospective basis for applying the provisions of SFAS 123(R). The impact of applying SFAS 123(R) during 2006 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FIN 48 which is effective for us beginning on January 1, 2007. FIN 48 establishes a different process to measure the impact of uncertainty associated with the income tax provision. Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. We are evaluating the effects, if any, that the adoption of FIN 48 will have on our financial results.

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

Interest rates. Our interest rate exposure is generally limited to our unsecured revolving credit agreement and a building lease agreement that calls for monthly lease payments at a variable interest rate. Historically, we have used short-term variable rate borrowings under the unsecured revolving credit agreement on a limited basis. There was $10.0 million outstanding under the unsecured revolving credit agreement at June 30, 2006. Our variable lease payments on the building lease agreement are estimated to be approximately $0.1 million per month, based on current interest rates. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Additionally, management believes that a change of 100 basis points in interest rates would not have a material impact on our consolidated results of operations.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are a party to various contractual guarantees and legal actions arising in the normal course of our business. From time-to-time, agencies of the U.S. government investigate whether we conduct our operations in accordance with applicable regulatory requirements. Because a large portion of our business comes from federal, state, and municipal sources, our procurement practices at times also are subject to review and occasional investigations by U.S. and state attorneys offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties. These investigations often take years to complete and many result in no adverse action. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcome of pending proceedings are often difficult to predict, as of the date of this filing, our management believes that no ongoing litigation or investigation is likely to result in a material adverse impact on our condensed consolidated financial statements.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table covers the purchases of our securities by CH2M HILL during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April (a)	12,002	18.72	—	—
May	—	—	—	—
June (b)	371,033	17.83	—	—
Total	383,035	17.86	—	—

(a)  Shares purchased by CH2M HILL from terminated employees.

(b)  Shares purchased by CH2M HILL in the Internal Market.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 9, 2006, CH2M HILL held its 2006 Annual Meeting of Shareholders. At this meeting, the following two matters were submitted to a vote of CH2M HILL shareholders:

1.          A proposal (which we refer to as the CH2M HILL election of directors proposal) to elect Carolyn Chin, Mark A. Lasswell, Joan M. Miller, Ralph R. Peterson and Barry L. Williams to serve a three year term as members of CH2M HILL’s board of directors, which was approved at the annual meeting.

2.          A proposal (which we refer to as the CH2M HILL auditor ratification proposal) to ratify the selection of KPMG LLP as CH2M HILL’s independent auditors for the year ending December 31, 2006, which was approved at the annual meeting.

Below is a table setting forth the voting results with respect to each of these proposals:

Matter	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
CH2M HILL election of directors proposal:
Carolyn Chin	27,567,289	—	408,300	—	—
Mark A. Lasswell	27,541,572	—	434,017	—	—
Joan M. Miller	26,243,895	—	1,731,694	—	—
Ralph R. Peterson	27,719,314	—	256,275	—	—
Barry L. Williams	27,636,545	—	339,044	—	—
CH2M HILL auditor ratification proposal	27,449,314	242,989	—	283,286	—

In addition to the above directors, Robert W. Bailey, Robert G. Card, William T. Dehn, Donald S. Evans, James J. Ferris, Jerry D. Geist, Susan D. King and David B. Price continue to serve as directors of CH2M HILL following the annual meeting.

Item 6. EXHIBITS

Exhibits

10.1

2006 Board Services Compensation Arrangement, as amended (incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed with the SEC on February 28, 2006, as amended by Item 1.01 of our Current Report on Form 8-K filed with the SEC on May 12, 2006)

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

CH2M HILL Companies, Ltd.

Date: August 4, 2006	/s/ Samuel H. Iapalucci
Samuel H. Iapalucci
Executive Vice President and Chief Financial Officer

/s/ JoAnn Shea
JoAnn Shea
Vice President and Chief Accounting Officer

Index of Exhibits

10.1

2006 Board Services Compensation Arrangement, as amended (incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed with the SEC on February 28, 2006, as amended by Item 1.01 of our Current Report on Form 8-K filed with the SEC on May 12, 2006)

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