Form 10-Q
period 2006-09-30
CH2M HILL COMPANIES LTD
filed 2006-11-06
CIK 777491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2006 was 32,184,012.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$71,515	$66,494
Receivables, net:
Client accounts	384,236	398,642
Unbilled revenue	396,138	305,937
Other	6,054	5,556
Prepaid expenses and other current assets	28,966	23,138
Total current assets	886,909	799,767
Investments in unconsolidated affiliates	41,248	114,679
Property, plant and equipment, net	35,311	32,050
Goodwill	41,968	40,730
Intangible assets, net	21,762	26,168
Other assets, net	45,242	39,712
Deferred income taxes	50,833	50,833

Total assets	$1,123,273	$1,103,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$885	$1,344
Accounts payable and accrued subcontractor costs	233,232	261,232
Billings in excess of revenue	169,083	121,604
Accrued incentive compensation	31,678	31,081
Accrued payroll and employee related liabilities	130,459	118,027
Current income tax payable	7,285	63,021
Other accrued liabilities	72,626	67,314
Current deferred income taxes	8,377	7,631
Total current liabilities	653,625	671,254
Other long-term liabilities	127,411	109,925
Long-term debt	2,089	2,780

Total liabilities	783,125	783,959

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, Class A $0.02 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 32,166,443 and 31,892,048 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	322	319
Additional paid-in capital	39,878	45,325
Retained earnings	314,265	289,658
Accumulated other comprehensive loss	(14,317)	(15,322)
Total shareholders’ equity	340,148	319,980

Total liabilities and shareholders’ equity	$1,123,273	$1,103,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Gross revenue	$996,785	$801,105	$3,002,340	$2,267,182
Operating expenses:
Direct cost of services and overhead	(820,978)	(643,168)	(2,483,477)	(1,821,060)
General and administrative	(162,501)	(151,713)	(494,849)	(432,279)

Operating income	13,306	6,224	24,014	13,843

Other income (expense):
Equity in earnings of joint ventures and affiliated companies	3,454	82,918	16,812	99,393
Interest income	1,055	585	2,107	1,457
Interest expense	(660)	(531)	(2,457)	(1,337)
Income before provision for income taxes	17,155	89,196	40,476	113,356
Provision for income taxes	(6,793)	(34,967)	(15,869)	(44,589)
Net income	$10,362	$54,229	$24,607	$68,767

Net income per common share:
Basic	$0.32	$1.69	$0.76	$2.15
Diluted	$0.31	$1.66	$0.74	$2.12
Weighted average number of common shares:
Basic	32,430,430	32,084,654	32,503,009	31,927,810
Diluted	33,045,897	32,625,806	33,135,030	32,496,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$24,607	$68,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,075	11,782
Stock-based employee compensation expense	24,490	21,947
Loss on disposal of property, plant and equipment	151	339
Allowance for uncollectible accounts	2,258	1,965
Deferred income tax benefit	1,923	29,232
Distributed (undistributed) earnings of unconsolidated affiliates, net	87,006	(61,420)
Change in operating assets and liabilities, net of business acquired:
Receivables and unbilled revenue	(81,402)	(43,280)
Prepaid expenses and other	(12,155)	(4,076)
Accounts payable and accrued subcontractor costs	(27,218)	45,677
Billings in excess of revenue	47,598	12,708
Employee related liabilities	13,095	67
Other accrued liabilities	4,081	(39,808)
Current taxes payable	(53,684)	(11,783)
Long term liabilities and other	17,529	(363)
Net cash provided by operating activities	59,354	31,754

Cash flows from investing activities:
Capital expenditures	(8,805)	(7,448)
Cash increase upon adoption of FIN 46(R)	—	7,699
Payments for acquisition earnouts	(1,238)	—
Investments in affiliates, net of cash received	(16,593)	(14,256)
Net cash used by investing activities	(26,636)	(14,005)

Cash flows from financing activities:
Borrowing on line of credit	447,900	102,700
Payments on line of credit and long-term debt	(449,093)	(105,382)
Purchases and retirements of stock	(30,499)	(19,393)
Net cash used by financing activities	(31,692)	(22,075)

Effect of exchange rates on cash	3,995	(1,086)

Increase (decrease) in cash and cash equivalents	5,021	(5,412)

Cash and cash equivalents, beginning of period	66,494	55,885

Cash and cash equivalents, end of period	$71,515	$50,473

Supplemental disclosures:
Cash paid for interest	$2,574	$1,437
Cash paid for income taxes	$69,052	$24,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

Shareholders’ Equity

The significant changes in shareholders’ equity for the nine months ended September 30, 2006 are as follows:

	Shares	Amount
Shareholders’ Equity, December 31, 2005	31,892	$319,980
Net income	—	24,607
Shares issued in connection with stock-based compensation and employee benefit plans	1,525	18,569
Shares purchased and retired	(1,251)	(24,013)
Other comprehensive income	—	1,005
Shareholders’ Equity, September 30, 2006	32,166	$340,148

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

CH2M HILL recognizes compensation costs, net of estimated forfeitures, over the vesting term based on the fair value of the restricted stock at the date of grant. Compensation expense recognized during the three and nine months ended September 30, 2006 relating to restricted stock was $687 and $2,239, respectively. In determining the amount of compensation expense, CH2M HILL has estimated that forfeitures of restricted stock shares will be less than 3% of total restricted stock shares outstanding based upon prior experience. As of September 30, 2006, there was $5,018 of unrecognized compensation costs related to non-vested restricted stock grants. The impact of applying SFAS 123(R) during the nine months ended September 30, 2006 for all other stock-based payments did not have a material impact on CH2M HILL’s consolidated financial position, results of operations or cash flows.

The following table summarizes the restricted stock activity for the nine months ended September 30, 2006:

Restricted Stock	Non-vested Shares	Weighted Average Grant Date Fair Value
Beginning of period – December 31, 2005	199	$12.54
Awarded	329	18.01
Vested	(47)	15.14
Forfeited	(5)	13.91
End of period – September 30, 2006	476	16.72

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

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (FIN 48), which is effective beginning on January 1, 2007. FIN 48 establishes a different process to measure the impact of uncertainty associated with an income tax position. Under FIN 48, the effect of an income tax position on the income tax provision must be recognized at the amount that is more likely than not to be sustained upon examination by the relevant taxing authority. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. CH2M HILL is evaluating the impact that the adoption of FIN 48 will have on its financial results.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements.  SFAS 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  Earlier adoption is permitted, provided the company has not yet issued financial statements, including interim periods for that fiscal year.  CH2M HILL does not expect the adoption of SFAS 157 to have a material impact on its financial results.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of SFAS No. 87, 88, 106 and 132(R) (SFAS 158), which requires employers to recognize the funded status of pension and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status through comprehensive income in the year in which the changes occur.  For companies that are not publicly traded, SFAS 158 is effective for the fiscal years ending after June 15, 2007, however footnote disclosure is required for fiscal years ending after December 15, 2006, unless it has applied the recognition provisions of the statement in preparing the financial statements.

SFAS 158 also requires plan assets and benefit obligations to be measured as of the balance-sheet date for fiscal years ending after December 15, 2008.  Earlier adoption is permitted provided early application is applied to all of the company’s employer benefit plans and the company has not yet issued financial statements including for interim periods, for that fiscal year.  CH2M HILL is evaluating the impact that the adoption of SFAS 158 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements.  SAB 108 requires registrants to quantify misstatements using both the income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged.  CH2M HILL does not expect that the adoption of SAB 108 will have a material impact on its financial statements.

(2) SEGMENT INFORMATION

Certain financial information relating to the three and nine months ended September 30, 2006 and 2005 for each segment is provided below.

Three Months Ended September 30, 2006	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$309,413	$333,548	$353,824	$—	$996,785
Inter-segment sales	2,835	8,768	6,355	(17,958)	—
Equity in earnings of joint ventures and affiliated companies	1,493	1,371	590	—	3,454
Segment profit (loss)	11,620	20,359	(10,720)	(4,104)	17,155

Three Months Ended September 30, 2005	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$279,907	$270,036	$251,162	$—	$801,105
Inter-segment sales	2,381	5,803	4,427	(12,611)	—
Equity in earnings of joint ventures and affiliated companies	81,665	1,008	245	—	82,918
Segment profit (loss)	84,359	7,156	1,889	(4,208)	89,196

Nine Months Ended September 30, 2006	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$1,155,867	$968,806	$877,667	$—	$3,002,340
Inter-segment sales	8,824	18,301	21,334	(48,459)	—
Equity in earnings of joint ventures and affiliated companies	9,703	6,268	841	—	16,812
Segment profit (loss)	52,139	40,949	(38,517)	(14,095)	40,476

Nine Months Ended September 30, 2005	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$837,820	$760,510	$668,852	$—	$2,267,182
Inter-segment sales	6,807	15,693	14,285	(36,785)	—
Equity in earnings of joint ventures and affiliated companies	93,251	5,971	171	—	99,393
Segment profit (loss)	97,426	22,286	4,340	(10,696)	113,356

During the three and nine months ended September 30, 2006, the Industrial segment recognized a loss related to a manufacturing facility project. The total estimated loss was included in direct cost of services. This loss was primarily due to significant cost overruns.  This project was bid under fixed price commercial terms where the risk of certain variances remains with the Company.  The project has experienced increased costs due to project delivery issues and increased commodity prices.  In addition, the clean up efforts required from Hurricane Katrina have caused significant shortages in experienced craft laborers in the area and thus have materially increased wage rates and reduced overall productivity. The project is scheduled for completion in the fourth quarter of 2006.  While management believes that the current estimated costs at completion are reasonable, uncertainties exist until the project is complete.

During the three and nine months ended September 30, 2005, CH2M HILL recognized earnings from our joint venture, Kaiser-Hill Company, LLC (Kaiser-Hill), of $76,150 and $86,374, respectively.

(3) COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains (losses) on equity investments and foreign currency translation gains (losses) that have been reflected as a component of shareholders’ equity and have not impacted net income. The following table summarizes the components of comprehensive income for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$10,362	$54,229	$24,607	$68,767
Change in unrealized gains (losses) on equity investments	314	321	(1,857)	775
Change in foreign currency translation gains (losses)	1,291	(813)	2,862	(960)
Comprehensive income	$11,967	$53,737	$25,612	$68,582

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

The following table is a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income	$10,362	$54,229	$24,607	$68,767

Denominator:
Basic income per share – weighted average shares outstanding	32,430	32,085	32,503	31,928
Dilutive effect of common stock equivalents	616	541	632	568
Diluted income per share – adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	33,046	32,626	33,135	32,496

Basic net income per common share	$0.32	$1.69	$0.76	$2.15
Diluted net income per common share	$0.31	$1.66	$0.74	$2.12

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

CH2M HILL’s interests in certain joint ventures are considered variable interest entities (VIE’s) under FASB Interpretation (FIN) No. 46 - revised, Consolidation of Variable Interest Entities (FIN 46(R)). CH2M HILL has classified entities identified as VIE’s into two groups, the first of which includes those entities that CH2M HILL has consolidated under the guidance of FIN 46(R), as CH2M HILL is considered the primary beneficiary, and the second group which includes those entities which CH2M HILL was not required to consolidate. As of September 30, 2006, the assets and liabilities of the identified VIE’s that were not consolidated are $126,395 and $119,739, respectively.

For VIE’s where CH2M HILL is not the primary beneficiary and those entities which are not VIE’s, CH2M HILL accounts for its investments in affiliated unconsolidated companies using the equity method of accounting. CH2M HILL’s proportionate share of net income (loss) is included as equity in earnings of joint ventures and affiliated companies in the accompanying condensed consolidated statements of income. As of September 30, 2006, CH2M HILL had the following significant investments in affiliated unconsolidated companies accounted for under the equity method of accounting:

% Ownership
Domestic:
ATKINSON/CH2M HILL, Joint Venture	30.0%
AGVIQ-CH2M HILL Joint Venture	49.0%
CH2M HILL/TILDEN COIL Joint Venture	50.0%
CH2M HILL/URS Team, Joint Venture	50.0%
CH2M HILL/ VT Griffin, Joint Venture	49.0%
CH2M – WG Idaho, LLC	50.5%
Coastal Estuary Services, LLC	49.9%
Connecting Idaho Partners	49.0%
Golden Crossing Constructors, Joint Venture	33.3%
IAP–Hill, LLC	25.0%
Kaiser-Hill Company, LLC	50.0%
Kakivik Asset Management, LLC	33.0%
Milwaukee Transportation Partners, LLC	50.0%
MW/CH2M HILL, Joint Venture	50.0%
National Security Technologies, LLC	10.0%
OMI Caribe LLC	50.0%
OMI/Thames Water Stockton, Inc.	50.0%
Parsons CH2M HILL Program Management Consultants, Joint Venture	45.0%
Stockton D/B Joint Venture	50.0%
Washington Closure, LLC	30.0%
Washington Group-IDC	24.0%
Foreign:
CH2M HILL BECA, Ltd.	50.0%
CH2M HILL/ Parsons, Joint Venture	50.0%
CH2M PB JV, Pte, Ltd.	50.0%
CHDE Water	50.0%
CHBM Water Joint Venture	50.0%
CLM Delivery Partner, Limited	37.5%
Maroochy Alliance Joint Venture	40.0%
Simo Management Inc.	49.9%

As of September 30, 2006 and December 31, 2005, the investments in unconsolidated affiliates were $41,248 and $114,679, respectively. On October 13, 2005, Kaiser-Hill declared physical completion of the activities at the site. During the first quarter of 2006, Kaiser-Hill distributed earnings of $85,000.  No amounts from Kaiser-Hill have been distributed since that date. Consequentially, CH2M HILL’s remaining investment in Kaiser-Hill as of September 30, 2006 was $2,295, as compared to $87,295 as of December 31, 2005.

In the first quarter of 2005, CH2M HILL and Washington Group International formed a joint venture, CH2M-WG Idaho, LLC (CH2M-WG Idaho) of which CH2M HILL owns a 50.5% interest. The contract is for the U.S. Department of Energy’s (DOE) cleanup of a federal nuclear facility located in Idaho. CH2M-WG Idaho began operations in the third quarter of 2005. During the three and nine months ended September 30, 2006, CH2M HILL recognized earnings from CH2M-WG Idaho of $1,858 and $7,591, respectively, and received $3,030 and $8,333, respectively, of distributed earnings. CH2M HILL’s investment in CH2M-WG Idaho as of September 30, 2006 was $17,863 compared to $5,979 as of December 31, 2005.

Summarized unaudited financial information for CH2M HILL’s unconsolidated affiliates for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
RESULTS OF OPERATIONS:
Revenue	$343,208	$564,714	$967,723	$1,056,290
Direct costs	(332,522)	(393,422)	(924,903)	(844,359)
Gross margin	10,686	171,292	42,820	211,931
General and administrative expenses	(1,439)	(2,889)	(7,226)	(10,235)
Operating income	9,247	168,403	35,594	201,696
Other income (expense), net	790	(199)	3,414	(65)
Net income	$10,037	$168,204	$39,008	$201,631

(6) INTANGIBLE ASSETS AND GOODWILL

Intangible assets with finite lives consist of the following:

	Cost	Accumulated Amortization	Net finite-lived intangible assets
September 30, 2006

Contracts-in-place	$23,759	$(23,022)	$737
Patents and trademarks	5,219	(5,219)	—
Contracted backlog	2,230	(2,099)	131
Non-compete agreements and other	807	(239)	568
Total finite-lived intangible assets	$32,015	$(30,579)	$1,436

December 31, 2005

Contracts-in-place	$23,759	$(20,049)	$3,710
Patents and trademarks	5,219	(5,206)	13
Contracted backlog	2,230	(734)	1,496
Non-compete agreements and other	807	(184)	623
Total finite-lived intangible assets	$32,015	$(26,173)	$5,842

The contracts-in-place are amortized on a straight-line basis over the total life of the contracts up to seven years. The other intangible assets are being amortized over their expected lives up to nine years. The amortization expense reflected in the accompanying condensed consolidated statements of income was $1,409 and $1,974 for the three months ended September 30, 2006 and 2005, respectively, and $4,406 and $5,926 for the nine months ended September 30, 2006 and 2005, respectively.

Indefinite-lived intangible assets consist of the following:

	September 30, 2006	December 31, 2005
Goodwill	$41,968	$40,730
Tradename	20,326	20,326
Total indefinite-lived intangible assets	$62,294	$61,056

During the first quarter of 2006, CH2M HILL recorded additional goodwill as a result of earn-out targets being achieved on an acquisition.

(7) LINE OF CREDIT

CH2M HILL entered into a Senior Unsecured Revolving Credit Agreement (the Credit Agreement) on September 29, 2006 which replaced a prior credit facility.  The Credit Agreement provides for a $250,000 revolving credit facility which expires on September 29, 2011.  The Credit Agreement includes an option to increase the initial borrowing capacity by up to an additional $100,000.  While the Credit Agreement may be used for general corporate purposes and permitted acquisitions, it also provides that up to $200,000 is available for the issuance of letters of credit to support various trade activities. At the option of CH2M HILL, the Credit Agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender’s applicable base rate less 0.25% up to 0.00% based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.  As of September 30, 2006, CH2M HILL had no outstanding borrowings on the Credit Agreement.

The Credit Agreement contains customary financial and other covenants, including minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a maximum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt, as well as customary limitations on other indebtedness, liens, acquisitions, mergers and dispositions.  The Credit Agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change of control. As of September 30, 2006, CH2M HILL was in compliance with the covenants required by the Credit Agreement.

The Credit Agreement replaces CH2M HILL’s $160,000 senior unsecured revolving credit agreement initially entered into in 2003.  During the three and nine months ended September 30, 2006, CH2M HILL borrowed an average of $2,544 and $21,204, respectively, for general corporate purposes.

At September 30, 2006, issued and outstanding letters of credit of $34,881 were reserved against the borrowing base of the Credit Agreement. At December 31, 2005, issued and outstanding letters of credit of $25,663 were reserved against the borrowing base of the Former Credit Agreement.

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

CH2M HILL is party to various contractual guarantees and legal actions arising in the normal course of business. Because a large portion of CH2M HILL’s business comes from federal, state and municipal sources, CH2M HILL’s procurement practices at times are also subject to review and occasional investigations by U.S. and state attorneys offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. government contracting. These investigations often take years to complete and many result in no adverse action. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcome of pending proceedings are often difficult to predict, CH2M HILL’s management believes that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover CH2M HILL’s liabilities, if any, with regard to such claims. Any amounts that are probable of payment by CH2M HILL are accrued when such amounts are estimable.

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

CH2M HILL has presented a claim to the Internal Revenue Service (IRS) relating to the research and experimentation tax credit for the years 1996-2003. Although CH2M HILL is seeking resolution with the IRS, CH2M HILL only recognizes tax benefits related to these credits for financial statement purposes when it is probable that such benefits will be realized. The amount of the tax credit claimed is significant; however, the ultimate amount to be realized and the timing of the recognition of the tax credit will depend upon the final resolution with the IRS.

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

We provide services to our clients through three operating segments — Federal, Civil Infrastructure and Industrial — which are aligned with the types of clients we serve. The structure provides for better decision making on an enterprise-wide basis. Our Federal segment generally provides a comprehensive range of services to the U.S. Federal government as well as services to international governments. Our Civil Infrastructure segment generally provides a comprehensive range of services to various state and local governments. Our Industrial segment generally provides a comprehensive range of services to various private sector clients.

Results of Operations

Revenue and Pre-Tax Profit (Loss) of our Reportable Segments

Revenue and pre-tax profit (loss) for the three and nine months ended September 30, 2006 and 2005 by operating segment were as follows:

Three Months Ended September 30, 2006 and 2005

(In millions)

	Revenue				Pre-Tax Profit (Loss)
	2006		2005		2006	2005
Federal	$309.4	31.0%	$279.9	34.9%	$11.6	$84.4
Civil Infrastructure	333.6	33.5%	270.0	33.7%	20.4	7.1
Industrial	353.8	35.5%	251.2	31.4%	(10.7)	1.9
Corporate	—	—	—	—	(4.1)	(4.2)
Total	$996.8	100.0%	$801.1	100.0%	$17.2	$89.2

Nine Months Ended September 30, 2006 and 2005

(In millions)

	Revenue				Pre-Tax Profit (Loss)
	2006		2005		2006	2005
Federal	$1,155.8	38.5%	$837.8	37.0%	$52.1	$97.5
Civil Infrastructure	968.8	32.3%	760.5	33.5%	41.0	22.3
Industrial	877.7	29.2%	668.9	29.5%	(38.5)	4.3
Corporate	—	—	—	—	(14.1)	(10.7)
Total	$3,002.3	100.0%	$2,267.2	100.0%	$40.5	$113.4

Federal

Revenue increased for the three and nine months ended September 30, 2006, compared to the same periods in the prior year by $29.5 million or 10.5% and $318.0 million or 38.0%, respectively. Our government facilities and infrastructure and environmental services businesses reported a significant increase in revenue for the three and nine months ended September 30, 2006, compared to the same periods in the prior year, primarily due to work associated with the Hurricane Katrina relief and cleanup efforts during the first six months of 2006. Partially offsetting these favorable results was a decline in our nuclear business primarily due to reduced spending on our contract with the DOE at the Hanford River Protection Project.

Pre-tax profit decreased for the three and nine months ended September 30, 2006, compared to the same periods in the prior year by $72.8 million or 86.3% and $45.4 million or 46.6%, respectively. The decrease in pre-tax profits is primarily associated with the completion of the Kaiser-Hill project which contributed $76.2 million and $86.3 million in equity in earnings of joint ventures during the three and nine months ended September 30, 2005, respectively.  The decrease in pre-tax profit is also due to lower pre-tax profits at the Mound project as it is in the final stages of completion.  This decrease is partially offset by pre-tax profits from Hurricane Katrina relief in the government facilities and infrastructure business in addition to improved project performance including the CH2M HILL – WG Idaho project which contributed $1.9 million and $7.6 million in equity earnings of joint ventures during the three and nine months ended September 30, 2006, respectively.

Civil Infrastructure

Revenue increased for the three and nine months ended September 30, 2006, compared to the same periods in the prior year by $63.6 million or 23.6% and $208.3 million or 27.4%, respectively. Each of the three businesses comprising the Civil Infrastructure operating segment reported a significant increase in revenue. The largest increase was attributable to growth in our water business due primarily to an increase in several projects in North America and international markets.  The growth in North America is primarily due to a water treatment project in Southern California and the growth in our international markets is primarily due to a sewerage system project in Singapore.  Our transportation business reported continued growth due to successful pursuits in design/build projects and a slight increase in consulting. These new projects included significant highway contracts in Colorado, Washington, Virginia and Vancouver, British Columbia and increased program management projects. Our operations and maintenance business (O&M) reported a significant improvement in revenue compared to the same periods in the prior year primarily due to a new municipal operations project in Georgia, an amendment on an existing project and new work in Las Vegas and Puerto Rico.

Pre-tax profit increased for the three and nine months ended September 30, 2006, compared to the same periods in the prior year by $13.3 million or 187.3% and $18.7 million or 83.9%, respectively. The increase in pre-tax profits is primarily associated with our water business which produced significant improvements due to an increase in North American consulting and international revenue as described above.  Our O&M and transportation businesses also experienced growth in pre-tax profits due to revenue growth, as described above.

Industrial

Revenue increased for the three and nine months ended September 30, 2006, compared to the same periods in the prior year by $102.6 million or 40.8% and $208.8 million or 31.2%, respectively. The increase in revenue is primarily due to significant new business in our power, manufacturing, energy and industrial systems and communications solutions businesses. For the nine months ended September 30, 2006, compared to the same period in the prior year, we experienced significant growth in our power business driven primarily from two new contracts with major utility companies. Our manufacturing business has experienced new business growth in 2006 as a result of business development pursuits. The energy and industrial systems business revenue growth for the current quarter was associated with operations and maintenance support services at two petroleum facilities and increased consulting business. Our communications business has had signs of renewed spending by clients particularly in the wireless sectors worldwide which has increased revenue. These increases were partially offset from declines in our chemicals and plastics business due to low volume and a decline in our bio-pharma businesses due to the completion of several projects in Puerto Rico and the continued delay in some customer awards of large projects.

The Industrial segment reported pre-tax loss of $10.7 million and $38.5 million for the three and nine months ended September 30, 2006, respectively, and pre-tax income of $1.9 million and $4.3 million for the three and nine months ended September 30, 2005, respectively. The pre-tax loss was primarily due to significant cost overruns on a project to construct a manufacturing facility. This project was bid under fixed price commercial terms where the risk of certain variances remains with the Company. The project has experienced increased costs due to project delivery issues and increased commodity prices. In addition, the clean up efforts required from Hurricane Katrina have caused significant shortages in experienced craft laborers in the area and thus have materially increased wage rates and reduced overall productivity. The project is scheduled for completion in the fourth quarter of 2006.  While management believes that the current estimated costs at completion are reasonable, uncertainties exist until the project is complete.

Equity in Earnings of Joint Ventures and Affiliated Companies

For the three and nine months ended September 30, 2006, we reported total equity in earnings of joint ventures and affiliated companies of $3.4 million and $16.8 million, respectively. For the three and nine months ended September 30, 2005, we reported total equity in earnings of joint ventures and affiliated companies of $82.9 million and $99.4 million, respectively. During the three and nine months ended September 30, 2006, we recognized no earnings from Kaiser-Hill compared to $76.2 million and $86.3 million in earnings for the three and nine months ended September 30, 2005, respectively. The DOE continues to review our submitted costs and perform normal cost audit activities associated with any governmental contract. We expect these activities will continue throughout 2006 and beyond and believe any findings will not have a material effect on our earnings. During the first quarter of 2006, Kaiser-Hill distributed earnings of $85.0 million. No amounts from Kaiser-Hill have been distributed since that date.  Our investment in Kaiser-Hill as of September 30, 2006 was $2.3 million compared to $87.3 million at December 31, 2005.

Partially offsetting the decrease in earnings from Kaiser-Hill was the results of operations from our joint venture with Washington Group International, CH2M-WG Idaho. This joint venture is completing a DOE contract for the cleanup of a nuclear facility located in Idaho. We own a 50.5% interest in CH2M–WG Idaho. Operations began in the third quarter of 2005 and are expected to last approximately seven years. During the three and nine months ended September 30, 2006, CH2M HILL recognized earnings from CH2M–WG Idaho of $1.9 million and $7.6 million, respectively, and had recognized no earnings related to the joint venture during the three and nine months ended September 30, 2005. Our investment in CH2M–WG Idaho as of September 30, 2006 was $17.9 million compared to $6.0 million as of December 31, 2005.

Corporate Expenses

Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax. Corporate expenses for the three and nine months ended September 30, 2006 were $4.1 million and $14.1 million, respectively, compared to $4.2 million and $10.7 million for the same periods in the prior year.  Although corporate expenses for the three months ended September 30, 2006 compared to the same period in the prior year remained relatively flat, the increase in expense for the nine months ended September 30, 2006 compared to the same period in the prior year was due primarily to increased interest expense, payroll costs and increased incentive compensation costs.

Provision for Income Taxes

Our effective tax rate for the three months ended September 30, 2006 was 39.6% compared to 39.2% for the same period in the prior year and the tax rate for the nine months ended September 30, 2006 was 39.2% compared to 39.3% for the same period in the prior year.  Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, non-deductible foreign net operating losses and disallowed portions of meals and entertainment expenses.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving line of credit. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and purchases of stock presented on our internal market. During the nine months ended September 30, 2006, our operating cash flows increased $27.6 million, from $31.8 million cash provided by operating activities to $59.4 million cash provided by operating activities. This increase was primarily due to the receipt of funds from our joint ventures, primarily Kaiser-Hill, which was partially offset by increased project spending, an increase in the payment of accounts payable and income tax payments made in 2006.

Billings and collections on accounts receivable can impact our operating cash flows. We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at September 30, 2006, we have deemed the allowance for doubtful accounts to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, the timing of the receipt of cash may impact our ability to meet our operating needs.

We are a professional services organization and, therefore, we do not require significant outflows of cash for capital expenditures. Our capital expenditures are primarily for office equipment and leasehold improvements. Capital expenditures during the nine months ended September 30, 2006 and 2005 were $8.8 million and $7.4 million, respectively. We have a formal operating lease program under which most of our computers and related equipment is procured on an ongoing basis.

We used $30.5 million and $19.4 million in cash for purchases of stock presented on our internal market during the nine months ended September 30, 2006 and 2005, respectively.

We entered into a credit agreement in September 2006 which replaced our prior credit facility.  The new credit agreement provides for a $250.0 million revolving credit facility which expires on September 29, 2011.  The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $100.0 million.  While the credit agreement may be used for general corporate purposes and permitted acquisitions, it also provides that up to $200.0 million is available for the issuance of letters of credit to support various trade activities. At our option, the credit agreement bears interest at a rate equal to either the LIBOR plus 0.75% to 1.50%, or the lender’s applicable base rate less 0.25% up to 0.00% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.  As of September 30, 2006, we had no outstanding borrowings on the credit agreement.

It is likely that we will utilize the credit agreement periodically during the remainder of 2006 depending on the timing of cash receipts and disbursements.

The credit agreement contains customary financial and other covenants, including minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a maximum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt, as well as customary limitation on other indebtedness, liens, acquisitions, mergers and dispositions.  The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of September 30, 2006, we were in compliance with the covenants required by the credit agreement.

At September 30, 2006, issued and outstanding letters of credit of $34.9 million were reserved against the borrowing base of the credit agreement. At December 31, 2005, issued and outstanding letters of credit of $25.7 million were reserved against the borrowing base of the prior credit agreement.

Based on our total cash and credit capacity at September 30, 2006 of $286.6 million, we believe we have sufficient resources to fund our operations, anticipated capital expenditure requirements, as well as purchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.

The following table reflects our available capacity as of September 30, 2006 (in millions):

Cash on hand		$71.5
Line of credit capacity	$250.0
Issued letters of credit	(34.9)
Net credit capacity available		215.1
Total capacity		$286.6

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

The third operating lease facility is being used for the construction of a fourth building adjacent to our corporate headquarters in Colorado. The building is expected to be completed in 2007 and the lease term will be approximately sixty-nine months. Annual payments on the lease are estimated to be approximately $1.5 million and the lease requires us to guarantee a residual value of the facility equal to an amount not greater than 85% of the total facility costs. The total facility costs are estimated to be $22.5 million.

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

In July 2006, the FASB issued FIN 48 which is effective beginning on January 1, 2007. FIN 48 establishes a different process to measure the impact of uncertainty associated with an income tax position. Under FIN 48, the effect of an income tax position on the income tax provision must be recognized at the amount that is more likely than not to be sustained upon examination by the relevant taxing authority. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. We are evaluating the impact that the adoption of FIN 48 will have on our financial results.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements.  SFAS 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  Earlier adoption is permitted, provided we have not yet issued financial statements, including interim periods for that fiscal year.  We do not expect that the adoption of SFAS 157 will have a material impact on our financial results.

In September 2006, the FASB issued SFAS 158, which requires employers to recognize the funded status of pension and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status through comprehensive income in the year in which the changes occur.  For companies that are not publicly traded, SFAS 158 is effective for the fiscal years ending after June 15, 2007, however footnote disclosure is required for fiscal years ending after December 15, 2006, unless it has applied the recognition provisions of the statement in preparing the financial statements.  SFAS 158 also requires plan assets and benefit obligations to be measured as of the balance-sheet date for fiscal years ending after December 15, 2008.  Earlier adoption is permitted provided early application is applied to all of our employer benefit plans and we have not yet issued financial statements including for interim periods, for that fiscal year.  We are evaluating the impact that the adoption of SFAS 158 will have on our financial results.

In September 2006, the SEC issued SAB 108, which provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements.  SAB 108 requires registrants to quantify misstatements using both the income statement and balance approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged.  We do not expect that the adoption of SAB 108 will have a material impact on our financial results.

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

Interest rates. Our interest rate exposure is generally limited to our unsecured revolving credit agreement and a building lease agreement that calls for monthly lease payments at a variable interest rate. Historically, we have used short-term variable rate borrowings under the unsecured revolving credit agreement on a limited basis. There were no amounts outstanding under the unsecured revolving credit agreement at September 30, 2006. Our variable lease payments on the building lease agreement are estimated to be approximately $0.1 million per month, based on current interest rates. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Additionally, management believes that a change of 100 basis points in interest rates would not have a material impact on our consolidated results of operations.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table covers the purchases of our securities by CH2M HILL during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July (a)	4,819	$17.83	—	—
August	—	—	—	—
September (b)	440,179	18.70	—	—
Total	444,998	18.69	—	—

(a)  Shares purchased by CH2M HILL from terminated employees.

(b)  Shares purchased by CH2M HILL in the Internal Market.

Item 6. EXHIBITS

Exhibits

*10.1	Senior Unsecured Revolving Credit Agreement dated as of September 29, 2006, Wells Fargo Bank, National Association, as Agent and Arranger filed herein

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

CH2M HILL Companies, Ltd.

Date: November 3, 2006	/s/ Samuel H. Iapalucci
Samuel H. Iapalucci
Executive Vice President and Chief Financial Officer

/s/ JoAnn Shea
JoAnn Shea
Vice President and Chief Accounting Officer

Index of Exhibits

*10.1	Senior Unsecured Revolving Credit Agreement dated as of September 29, 2006, Wells Fargo Bank, National Association, as Agent and Arranger filed herein

* 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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