Form 10-K
period 2006-12-31
CH2M HILL COMPANIES LTD
filed 2007-02-23
CIK 777491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price as of June 30, 2006 was approximately $246 million. For purposes of this calculation, it is assumed that the registrant’s affiliates include the registrant’s Board of Directors, its executive officers and certain of its employee benefit plans. The registrant disclaims the existence of any control relationship between it and such employee benefit plans.

As of February 20, 2007, there were 32,340,159  shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

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

•       Our ability to manage the costs associated with our fixed-price contracts

•       Our ability to manage the risks inherent in international operations, including operations in war and conflict zones

•       Our ability to successfully integrate future acquisitions

•       Our ability to attract and retain professional personnel

•       Changes in economic conditions

For more information on these and other risk factors that may affect our business, refer to Item 1A. included in this Annual Report on Form 10-K.

PART I

Item 1.                        Business

Summary

We are one of the largest professional engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operations, major project management and related technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we have approximately 17,000 employees worldwide.

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

Our Federal segment generally provides a comprehensive range of services to the U.S. federal government and to international governments. Our Civil Infrastructure segment generally provides a comprehensive range of services to various state, local, and provincial governments. Our Industrial segment generally provides a comprehensive range of services to private sector companies. Financial information for each segment for each of the last three years, including 2006, is included in Note 16 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Our Clients and Key Markets

The following table summarizes our primary client types, revenues and key markets served by each of our operating segments.

Operating Segment	Primary Client Type	% of 2006 Revenues	Key Markets
Federal	U.S. Federal Government	35%	• Nuclear • Environmental • Government Facilities and Infrastructure
Civil Infrastructure	State and Local Governments	33%	• Water, Wastewater and Water Resources • Transportation • Water and Wastewater Operations and Maintenance • City Operations
Industrial	Private Sector	32%	• Enterprise Management Solutions • Energy, Chemicals and Industrial Systems • Manufacturing and Life Sciences • Electronics and Advanced Technology • Power

Clients

We provide our services to a broad range of domestic and international clients, including the U.S. federal government, state, local, provincial governments and private sector businesses. We perform services as the prime contractor, as subcontractors, or through joint ventures or partnership agreements with other service providers. The demand for our services generally comes from budgeting and capital spending decisions made by our clients. The following table shows representative clients by each of our operating segments:

Federal	Civil Infrastructure	Industrial

•U.S. Department of Energy (DOE)

•U.S. Department of Defense

•U.S. Air Force

•U.S. Navy

•U.S. Army Corps of Engineers

•U.S. Agency for International Development

•U.S. Environmental Protection Agency

•U.S. Federal Emergency Management Agency

•United Kingdom (Atomic Energy Administration)

•Olympic Delivery Authority

• U.S. cities • Foreign cities • U.S. airports • U.S. and State Departments of Transportation • Port districts • U.S. Water and Wastewater Municipalities

•  Microelectronics manufacturers

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

Many of our contracts are executed through joint ventures. One of these joint ventures is with Washington Group International to cleanup a federal nuclear facility located in Idaho. This contract was awarded in the first quarter of 2005. In addition, we recently completed a remediation and closure contract at the Rocky Flats Nuclear Site in Colorado. This contract was also executed as a joint venture with Kaiser Group Holdings, Inc.

Environmental.   We provide program management, compliance and environmental consulting for contaminated site assessment and remediation projects, ecological and natural resource and sediment damage assessments, strategic environmental management and permitting services, environmental liability management services, ordnance and explosives management services, site investigations, remedial design, implementation and construction services, treatment systems for hazardous and toxic waste contaminated properties, and sustainable development planning and design services.

Government Facilities & Infrastructure.   We provide lifecycle services for facilities and infrastructure to the U.S. federal and other national governments. Services include planning, consulting, design, engineering, program management, design/build, contingency planning and logistics support, and operations and maintenance. Operations and maintenance activities include outsourcing of facilities maintenance and management, utilities operations and maintenance, environmental support, other base operating services and minor capital construction projects. Contracts are typically long-term. Contingency planning and logistics support services include technical support, material expediting, supply and value chain management, transportation and distribution, and deployment logistics.

Water, Wastewater and Water Resources.   We provide a complete range of services for the planning, design/build, construction and construction management of water supply and delivery systems, and wastewater collection and treatment facilities. Services are provided for new and expanded water storage, transmission, treatment (including desalination plants and membrane technology) and disposal systems, wastewater distribution systems, and wastewater collection and conveyance systems. Additionally, we provide water resources management, environmental restoration and watershed management, ground water modeling and protection, wastewater reclamation and reuse, biosolids management and financial planning.

Transportation.   We provide consulting and construction services for airports, highways, bridges, marine terminals, railroads and transit systems. These services include transportation planning, environmental planning, project siting, permitting, design, construction and program management, management consulting and design/build delivery.

Water and Wastewater Operations and Maintenance.   We provide water, wastewater and public works operations and maintenance services, including startup and performance testing, consulting, asset management, facility operations, and on-going maintenance and management. The facility operations services include water and wastewater treatment, collection and distribution, equipment and process maintenance, and replacement and site grounds maintenance.

City Operations.   We provide operational support services to cities. These services include business operations such as accounting, human resources,  procurement, public works, community development, and parks and recreation functions. Services are provided for new city start-up and on-going support of operations typically for a five year contract period.

Enterprise Management Solutions.   We provide program management, consulting, integration and managed services for specialized information technology, software and integrated security industries. We are focused on infrastructure and asset management along with spatial program management solutions for all customers within the government and industrial sectors. We are also focused on the new and emerging program management and deployment opportunities within the next generation of WiFi/WiMax information management systems.

Energy, Chemicals, and Industrial Systems.   We provide a broad array of life cycle services to the energy and chemicals markets and provide an array of consulting and project delivery services for industrial, government, utility, and municipal clients. These services include major engineering, procurement, and construction (EPC) projects, maintenance and sustaining on-site services. We provide consulting and project delivery services for a diverse portfolio of projects including renewable energy, energy conservation, industrial water and wastewater, siting, licensing, permitting, air quality and other environmental, health and safety projects.

Manufacturing and Life Sciences.   We provide a full range of EPC, project management, and program management services to the automotive, aerospace and aviation, food and beverage, metals, and consumer product sectors of the manufacturing industry. Additionally, we provide consulting and technology services for lean and agile manufacturing, supply chain and logistics management, manufacturing, packaging and material handling technology and strategic initiatives for optimizing customer operations. We also provide 3D computer simulation and modeling, site search and economic development consulting, security assessment and systems implementation, process validation, design and installation. We provide EPC management and validation services to major pharmaceuticals and biotech companies focusing on active pharmaceutical ingredients, fill/finish, and integrated project delivery, including validation and commissioning.

Electronics & Advanced Technology.   We provide program management, consulting, planning, architectural and engineering design, construction services and products to manufacturing clients in the high-technology research and manufacturing markets including circuit, wafer, foundry, nanotechnology, research laboratory, data center and flat panel display industries. Our clients typically require integrated design and construction services for complex manufacturing systems, including cleanrooms, ultrapure water and wastewater systems, chemical and gas systems and production tools. Our facilities services specialists provide sustained facility support services to a wide range of markets. In addition, our technologists and strategic business planning specialists also provide advanced planning and economic modeling expertise to help clients optimize the operating efficiency and return on investment for complex manufacturing facilities.

Power.   We provide engineering, design, procurement and construction services to regulated and nonregulated sectors of the power industry, including new generation utilizing gas, coal, and alternative fuel technologies, industrial co-generation and clean air. These services include integrated EPC and startup services that employ enhanced engineering and management tools such as computer aided design modeling services, labor productivity and earned-value tracking tools, safety and comprehensive quality management services, project administration, cost and cash flow management services, and supply, schedule and change management services.

Competition

The market for our design, consulting, engineering and construction services is highly competitive. We compete with many firms, including large multinational firms having substantially greater financial, management and marketing resources. Some of our competitors are small firms with lower cost structures enabling them to offer lower prices for particular services. We also compete with government agencies, including our own clients that can utilize their internal resources to perform services that we might otherwise perform. To our knowledge, no individual company currently dominates any significant portion of our markets. Competition in our industry is based on quality of performance, reputation, expertise, price, technology, customer relationships, range of service offerings and domestic and international office networks. For additional information regarding competition, see “Risk Factors—Our industry is highly competitive” in Item 1A of this Annual Report on Form 10-K.

Backlog

The following table provides backlog revenues by operating segment for the years ended December 31:

Operating Segment	2006	2005
	(in millions)
Federal	$725.1	$755.0
Civil Infrastructure	2,399.4	2,096.8
Industrial	812.0	751.1
	$3,936.5	$3,602.9

We define backlog as contracted task orders less previously recognized revenue on such task orders. Our backlog does not reflect any future activities related to unconsolidated joint ventures. U.S. government agencies operate under annual fiscal appropriations by Congress and fund various federal contracts only on an incremental basis. The same is true of many state, local and foreign contracts. For more information on backlog, see “Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future performance” in Item 1A of this Annual Report on Form 10-K. The decrease in the Federal segment backlog is due to the Hanford River Protection and Mound projects working toward completion during 2006.  The increase in the Civil Infrastructure segment backlog is driven by new long-term city operations projects, while the Industrial segment backlog has increased due to power and manufacturing project awards.

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

The uncertainty of large-scale domestic and international projects makes it particularly difficult to predict whether and when we will receive a contract award. The uncertainty of contract award timing can present difficulties in matching our workforce size with our contract needs. If an expected contract award is delayed or not received, we could incur costs resulting from reductions in staff or redundancy of facilities that would have the effect of reducing our profits.

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

Political instability in key regions around the world coupled with the U.S. federal government’s commitment to the war on terror put at risk federal discretionary spending, including spending on infrastructure projects that are of particular importance to our business. At the state and local levels, the need to compensate for reductions in the federal matching funds, as well as financing of federal unfunded mandates, creates tremendous pressures to cut back on infrastructure project expenditures as well. While we have won and are continuing to seek federal contracts related to changing U.S. federal government priorities, such as unforeseen disaster response, rebuilding Iraq and Afghanistan, and some other projects that reflect current government focus, there can be no assurances that potential reduction of federal infrastructure project funding would not adversely affect our business.

Environmental regulations and related compliance investigations are expensive, may adversely impact our project performance and could expose us to environmental liability.

The assessment, analysis, remediation, handling, management and disposal of hazardous substances represent a significant portion of our business and involve significant risks. As a result, we are subject to a variety of environmental laws and regulations governing, among other things, discharges of pollutants and hazardous substances to air and water and the handling and disposal of hazardous waste including nuclear materials and related record keeping requirements. These laws and regulations and related investigations into our compliance, as it pertains to facility operations and remediation of hazardous substances, can cause project delays and, substantial management time commitment and may significantly add to our costs. Violations of these environmental laws and regulations could subject us to civil and criminal penalties and other liabilities, which can be very large. Although we have not been subject to any material civil or criminal penalties for violations of these laws to date, we have had to expend funds and divert resources to respond to reviews that have had a negative impact on the profitability of some projects. While the costs of these reviews have not been material to our consolidated results of operations in the past, additional or expanded reviews or proceedings relating to these laws, or any substantial fines or penalties, could affect our profitability and our stock price in the future, or could adversely affect our ability to compete for new business. Moreover, these laws and regulations may become more stringent, or may be more stringently enforced in the future, which could increase our costs of operations and reduce our profitability.

We may not be successful in growing through acquisitions or integrating effectively and efficiently any businesses and operations we may acquire.

Our success depends on our ability to continually enhance and broaden our service offerings in response to changing customer demands, technology, and competitive pressures. Numerous mergers and acquisitions in our industry have resulted in a group of larger firms that offer a full complement of single-source services including studies, design, engineering, procurement, construction, operations, maintenance and, in some instances, facility ownership. To remain competitive, we may acquire new and complementary businesses to expand our portfolio of services, add value to the projects undertaken for clients or enhance our capital strength. We do not know if we will be able to complete any future acquisitions or whether we will be able to successfully integrate any acquired businesses, operate them profitably, or retain their key employees.

Even if we do identify suitable acquisition candidates, we anticipate significant competition when trying to acquire these candidates, and there can be no assurance that we will be able to acquire such candidates at reasonable prices or on favorable terms. Some of the competing buyers may be stronger financially than we are. As a result of this competition, we may not succeed in acquiring suitable candidates or may have to pay more than we would prefer to make an acquisition. If we cannot identify or successfully acquire suitable acquisition candidates, we may not be able to successfully expand our operations. Further, there can be no assurance that we will be able to generate sufficient cash flow from an acquisition to service any indebtedness incurred to finance such acquisitions or realize any other anticipated benefits. Nor can there be any assurance that our profitability will be improved by any one or more acquisitions. Any acquisition may involve operating risks, such as:

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

As is customary in our industry, we are often required to provide performance and surety bonds to customers in connection with our construction, EPC and fixed price projects. These bonds indemnify the customer if we fail to perform our obligations under the contract. Failure to provide a bond on terms and conditions desired by a customer may result in an inability to compete for or win a project. Historically we have had and continue to have good relationships with our sureties and have a strong bonding capacity. The issuance of bonds under any bonding facilities, however, is at the sureties’ sole discretion. Bonds may be more difficult to obtain in the future or they may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding may result in our ineligibility to bid for construction, EPC and fixed price projects, which could have a material adverse effect on our growth and financial condition.

It can be difficult or expensive to obtain the insurance we need for our business operations.

As part of our business operations, we maintain insurance both as a corporate risk management strategy and in order to satisfy the requirements of many of our contracts. Insurance products go through market fluctuations and can become expensive and sometimes very difficult to obtain. Although in the past we have generally been able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future. Our failure to obtain such insurance, could lead to uninsured losses that could materially adversely affect our results of operations or financial condition.

On December 22, 2005, the Terrorism Risk Act of 2002, which was set to expire on December 31, 2005, was extended for an additional two years. The extension, however, excluded surety and professional liability insurance from the Act’s coverage. Accordingly, surety and professional liability insurance covering acts of terrorism may be limited or expensive to obtain in the future. While we attempt to renew our insurance policies without losing terrorism coverage, we do not believe that the lack of such coverage would have a material impact on our business and also believe that the commercial insurance market may fill the void in the absence of the current federal program.

Our risk management personnel continuously monitor the developments in the insurance market. The financial stability of the insurance and surety providers is one of the major factors that we have taken into account when buying our insurance coverage. Currently our insurance and bonds are purchased from several of the world’s leading and financially stable providers often in layered insurance or co-surety arrangements. The built-in redundancy of such arrangements usually enables us to call upon existing insurance and surety suppliers to fill gaps that may arise if other such suppliers become financially unstable.

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

We enter into joint ventures as part of our business. The success of these joint ventures depends, in large part, on the satisfactory performance of our joint venture partners meeting their obligations. If our joint venture partners fail to satisfactorily perform their joint venture obligations as a result of financial or other difficulties, the joint venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture.

We may be restricted in our ability to access the cash flows or assets from our subsidiaries and joint venture partners upon which we are substantially dependent.

We are dependent on the cash flows generated by our subsidiaries and, consequently, on their ability to collect on their respective accounts receivables. Substantially all of our cash flows necessary to meet our operating expenditures are generated by our subsidiaries. The financial condition and operational requirements of our subsidiaries may limit our ability to obtain cash from them. In addition, we conduct some operations through foreign subsidiaries and joint ventures. We do not manage all of these entities. Even in those joint ventures that we manage, we are often required to consider the interests of our joint venture partners in connection with decisions concerning the operations of the joint ventures. Arrangements involving these subsidiaries and joint ventures may restrict us from gaining access to the cash flows or assets of these entities. In addition, these foreign subsidiaries and joint ventures sometimes face governmentally imposed restrictions on their abilities to transfer funds to us.

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

We derived approximately 14% of our revenues from operations outside of the U.S. in 2006 and 2005. Conducting business internationally is subject to a variety of risks including:

•       Currency exchange rate fluctuations, either independently or together with the impact of international tax laws, and restrictions on currency movements could adversely affect our results of operations if we are forced to maintain assets in currencies other than the U.S. dollar because our results are reported in U.S. dollars.

•       Political and economic instability and unexpected changes in regulatory requirements in foreign countries could adversely affect our projects overseas and our ability to repatriate cash.

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

In 2006, we derived approximately 35% of our total revenues from contracts with the U.S. federal government and international governments. We own equity interests in joint ventures with revenues attributable primarily or entirely to contracts with U.S. federal government clients. The following risks are inherent in U.S. federal government contracts:

•       Because federal laws permit government agencies to terminate a contract for convenience, our government clients may terminate or decide not to renew our contracts with little or no prior notice.

•       U.S. federal government clients may audit contract payments we receive for several years after these payments are made. Based on these audits, the clients may adjust or demand repayment of payments we previously received. Audits have been completed on our federal contracts through December 31, 2004, and are continuing for subsequent periods. None of the audits performed to date on our federal contracts has resulted in any significant adjustments to our financial statements. It is possible, however, that an audit in the future could have an adverse effect on our consolidated financial statements.

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

•       In years when the U.S. federal government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a “continuing resolution” that authorizes agencies of the U.S. government to continue to operate, but does not authorize new spending initiatives, which can delay the award of new contracts. These delays could have an adverse effect on our operating results.

•       Many U.S. federal government programs require contractors to have security clearances. Depending on the level of required clearances, security clearances can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain necessary security clearances, we may not be able to win new business, and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract, which could adversely affect our business and results of operations.

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

Our backlog at December 31, 2006 was $3.9 billion. We cannot assure that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, our ability to earn revenues from our backlog depends on the availability of funding for various U.S. federal, state, local and foreign government agencies. Most of our domestic and international industrial clients have termination for convenience provisions in their contracts. Therefore, project terminations, suspensions or reductions in scope may occur from time-to-time with respect to contracts reflected in our backlog. Some backlog reductions would adversely affect the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.

We could sustain losses on contracts that contain “fixed price” or “not to exceed” pricing provisions if our costs exceed the fixed or maximum prices.

In 2006, we derived approximately 37% of our revenues from “fixed price” contracts and approximately 32% of our revenues from time-and-materials contracts, most of which had “not to exceed” price limits. Under “fixed price” contracts, we agree to deliver projects for a definite, predetermined price regardless of our actual costs incurred over the life of the project. Under time-and-materials contracts with “not to exceed” provisions, we are compensated for the labor hours expended at agreed-upon hourly rates plus cost of materials used; however, there is a stated maximum compensation for the services to be provided under the contract. Many fixed price and “not to exceed” contracts involve large industrial facilities and public infrastructure projects and present the risk that our costs to complete a project may exceed the fixed price or “not to exceed” price agreed upon with the client. The fixed or maximum fees negotiated for such projects may not cover our actual costs and desired profit margins. If our actual costs for a fixed or “not to exceed” price project are higher than we expect, our profit margins on the project will be reduced or we could suffer a loss.

Rising inflation, interest rates and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed price contracts.

Because a significant portion of our revenues is earned from time-and-materials type contracts, guaranteed maximum price contracts and fixed price contracts, as well as contracts that base significant financial incentives on our ability to keep costs down, we bear some or all of the risk of rising inflation with respect to those contracts. In addition, rising inflation, interest rates and/or construction costs could reduce the demand for our services. Furthermore, if we expand our business into markets and geographic areas where “fixed price” work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates and/or construction costs could have a material adverse impact on our business and financial results.

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

Our ability to attract, retain and expand our staff of qualified engineers and technical professionals will be an important factor in determining our future success and growth. A shortage of qualified technical professionals currently exists in the engineering industry. The market for these professionals is competitive in the U.S. and internationally. We cannot assure that we will continue to be successful in attracting and retaining such professionals. Since we derive a significant part of our revenues from services performed by our professional staff, our failure to retain and attract professional staff could adversely affect our business by impacting our ability to complete our projects and secure new contracts.

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

In order to prepare financial statements in conformity with generally accepted accounting principles in the United States of America, we are required to make estimates and assumptions as of the date of the financial statements which affect the reported values of our assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by us include:

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

•       Accruals for other estimated liabilities; and

•       Asset valuations.

Systems failures could disrupt our business and impair our ability to effectively provide our products and services to our customers, which could damage our reputation and adversely affect our operating results.

As a global company, we are heavily reliant on computer, information and communications technology and related systems in order to properly operate. From time to time, we may be subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Such failures could cause loss of data and interruptions or delays in our or our customers’ businesses and could damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our actual results could differ materially from those anticipated.

Weather

Our businesses could be materially and adversely affected by severe weather. Repercussions of severe weather conditions may include:

•       Evacuation of personnel and curtailment of services;

•       Increased labor and materials costs in areas resulting from weather-related damage and subsequent increased demand for labor and materials for repairing and rebuilding;

•       Weather-related damage to our jobsites or facilities;

•       Inability to deliver materials to jobsites in accordance with contract schedules; and

•       Loss of productivity.

We typically remain obligated to perform our services after a natural disaster unless the contract contains a force majeure clause relieving us of our contractual obligations in such an extraordinary event. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our financial condition, results of operations or cash flows.

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

Since all of the shares of our common stock are subject to transfer restrictions, you will generally only be able to sell your common stock through our internal market on the four trade dates in each year. Unlike shares that are actively traded in the public markets, you may not be able to sell at a particular time even though you would like to do so. Our common stock price could decline between the time you want to sell and the time you become able to sell. For a detailed discussion of the transfer restrictions on our common stock, see “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in Item 5 of this Annual Report on Form 10-K.

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

Item 2.                        Properties

Our corporate headquarters are located in Englewood, Colorado, where we lease approximately 155,000 square feet of space. The lease on our corporate headquarters building expires in 2013. The office space that we lease is based upon commercially available terms. We believe that our existing facilities are adequate for the present needs of our business and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations.

Item 3.                        Legal Proceedings

We are a party to various contractual guarantees and legal actions arising in the normal course of our business. From time to time, agencies of the U.S. government investigate whether we conduct our operations in accordance with applicable regulatory requirements. Because a large portion of our business comes from federal, state, and municipal sources, our procurement practices at times also are subject to review and occasional investigations by U.S. and state attorneys offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties. These investigations often take years to complete and many result in no adverse action. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcome of pending proceedings are often difficult to predict, as of the date of this filing, our management believes that no ongoing litigation or investigation is likely to result in a material adverse impact on our consolidated financial statements.

In January 2006, a subsidiary entered into a Deferred Prosecution Agreement (DPA) with the office of the United States Attorney for the District of Connecticut. The DPA relates to an investigation of a Clean Water Act (CWA) violation at two wastewater treatment facilities in Connecticut. Pursuant to the DPA, the subsidiary contributed $2.0 million to community projects and has taken other agreed upon steps to enhance their CWA compliance procedures at the two wastewater treatment facilities in Connecticut. Provided we comply with our obligations under the DPA after 30 months, the U.S. District Attorney for the District of Connecticut will recommend dismissal of all actions against the subsidiary in connection with this matter. The violation related to failure to comply with sampling and reporting requirements of the CWA and there is no evidence the violation resulted in harm to human health or the environment.

Item 4.                        Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of security holders during the fourth quarter of 2006.

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

Profit After Tax (“P”).   “P” is profit after tax, otherwise referred to as net income, for the four fiscal quarters immediately preceding the Trade Date. Our Board of Directors, at its discretion, may exclude nonrecurring or unusual transactions from the calculation. Nonrecurring or unusual transactions are developments that the market would not generally take into account in valuing an equity security. A change in accounting rules, for example, could increase or decrease net income without changing the fair market value of our common stock. Similarly, such a change could fail to have an immediate impact on the value of our common stock, but still have an impact on the value of our common stock over time. As a result, our Board of Directors believes that in order to determine the fair market value of our common stock, it needs the ability to review unusual events that affect net income. In the past, our Board of Directors has excluded unusual items from the calculation of “P”, including nonrecurring revenue from the Rocky Flats project and a write off of an investment in an international telecommunications company. Because “P” is calculated on a four quarter basis, an exclusion impacts the calculation of fair market value for four consecutive quarters. Our Board of Directors may determine to exclude other future unusual or non-recurring items from the calculation of “P”.

Total Shareholders’ Equity (“SE”).   “SE” is total shareholders’ equity, which includes intangible items, as set forth on our most recently available quarterly or annual financial statements. Our Board of Directors, at its discretion, may exclude from the Shareholders’ Equity parameter nonrecurring or unusual transactions that the market would not generally take into account in valuing an equity security. The exclusions from Shareholders’ Equity will generally be those transactions that are non-cash and are reported as “accumulated other comprehensive income (loss)” on the face of our consolidated balance sheet. For example, during 2005 and 2006, our Board of Directors excluded, and will continue to exclude, a non-cash reduction in shareholders’ equity for a minimum pension liability adjustment. This adjustment is required by accounting rules and essentially reflected the stock market performance of the investments held in our pension plans relative to their future benefit obligations. Because this adjustment is unusual and may reverse as investment markets rebound, and given that the market would not generally take such adjustments into account when valuing equity securities, our Board of Directors excluded it from the “SE” parameter for stock valuation purposes. Similarly, other items that are reported as components of “accumulated other comprehensive income (loss)” are excluded from “SE” and include items such as unrealized gains/losses on securities, unrealized gains/losses on derivatives and foreign currency translation adjustments.

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

The following table shows a comparison of the “CS” value actually used by our Board of Directors to calculate stock prices on the dates indicated versus the year-to-date weighted-average number of shares of common stock as reflected in the diluted earnings per share calculation in our financial statements for the past three years.

Effective Date	CS	YTD Weighted- Average Number of Shares as reflected in Diluted EPS calculation
	(in thousands)	(in thousands)
February 13, 2004	33,239	32,004
May 6, 2004	33,623	32,066
August 6, 2004	33,474	32,119
November 5, 2004	33,355	32,003
February 11, 2005	33,348	31,944
May 12, 2005	33,428	32,208
August 12, 2005	33,546	32,430
November 11, 2005	33,696	32,496
February 10, 2006	33,904	32,482
May 11, 2006	34,153	33,030
August 11, 2006	34,351	33,179
November 10, 2006	34,497	33,135
February 9, 2007	34,570	33,047

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

Effective Date	M	P	SE	CS	Price Per Share	Percentage Price Increase (Decrease)
		(in thousands)	(in thousands)	(in thousands)
February 13, 2004	1.0	$23,804	$215,638	33,239	$12.07	1.6%
May 6, 2004	1.0	24,418	216,869	33,623	12.11	0.3%
August 6, 2004	1.0	27,345	223,211	33,474	13.04	7.7%
November 5, 2004	1.0	32,429	235,724	33,355	14.65	12.3%
February 11, 2005	1.0	32,338	245,298	33,348	14.92	1.8%
May 12, 2005	1.0	31,952	250,246	33,428	14.94	0.1%
August 12, 2005	1.0	31,244	263,139	33,546	15.11	1.1%
November 11, 2005	1.0	31,316	319,533	33,696	16.73	10.7%
February 10, 2006	1.0	38,367	335,301	33,904	18.72	11.9%
May 11, 2006	1.0	35,143	334,897	34,153	17.83	(4.8)%
August 11, 2006	1.0	38,074	345,509	34,351	18.70	4.9%
November 10, 2006	1.0	37,479	354,464	34,497	18.75	0.3%
February 9, 2007	1.0	38,901	375,206	34,570	19.63	4.7%

Holders of Our Common Stock

As of February 20, 2007, there were 6,454 holders of record of our common stock. As of such date, all of our common stock of record was owned by our current employees, directors, eligible consultants, and by our various employee benefit plans.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and no cash dividends are contemplated in the foreseeable future. We intend to retain any future earnings to finance the growth and development of our business. Under our existing unsecured revolving line of credit, payment of dividends would represent a violation of our covenants.

Issuer Purchases of Equity Securities

The following table covers the purchases of our securities by CH2M HILL during the quarter ended December 31, 2006:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October(a)	7,348	$18.70	—	—
November	—	—	—	—
December(b)	182,828	$18.75	—	—
Total	190,176	$18.75	—	—

(a)           Shares purchased by CH2M HILL for terminated employees.

(b)          Shares purchased by CH2M HILL in the Internal Market.

Item 6.                        Selected Financial Data

The selected financial data presented below under the captions “Selected Statement of Operations Data” and “Selected Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2006, are derived from the consolidated financial statements of CH2M HILL Companies, Ltd. and subsidiaries, which financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2006 and 2005, and the results of their operation and their cash flows for each of the years in the three-year period ended December 31, 2006, and the report thereon, are included in Item 15 of this Annual Report on Form 10-K. The following information should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in Item 7, and the consolidated financial statements and related notes thereto, included in this Annual Report on Form 10-K. During the periods presented, we paid no cash dividends on our common stock.

	Years Ended December 31,
($ in millions, except per share data)	2006	2005	2004	2003	2002

Selected Statement of Operations Data:
Revenues	$4,006.9	$3,152.2	$2,715.4	$2,154.3	$1,955.0
Operating income	46.6	24.0	21.3	12.7	7.3
Net income	38.9	81.6	32.3	23.8	29.7
Net income per common share
Basic	$1.20	$2.56	$1.03	$0.77	$0.97
Diluted	$1.18	$2.51	$1.01	$0.74	$0.94
Selected Balance Sheet Data:
Total assets	$1,279.5	$1,103.9	$829.9	$746.0	$616.1
Long-term debt, including current maturities	0.6	4.1	7.0	9.3	12.0
Total shareholders’ equity	366.0	320.0	229.9	200.2	180.3

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

Business Summary

We are one of the largest engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operation, major project management and related technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we have approximately 17,000 employees worldwide.

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

We provide services to our clients through three operating segments: Federal, Civil Infrastructure and Industrial. The structure is intended to provide for better decision making on an enterprise-wide basis. Our Federal segment generally provides a comprehensive range of services to the U.S. federal government and to international governments. Our Civil Infrastructure segment generally provides a comprehensive range of services to various state, local, and provincial governments. Our Industrial segment generally provides a comprehensive range of services to various private sector clients.

Summary of Operations

Revenue and pre-tax profit or loss for the years ended December 31, 2006, 2005 and 2004 by operating segment were as follows:

	2006			2005			2004
($ in millions)	Revenue		Pre-tax Profit (loss)	Revenue		Pre-tax Profit (loss)	Revenue		Pre-tax Profit (loss)

Federal	$1,401.4	35.0%	$62.0	$1,161.5	36.9%	$118.6	$993.0	36.6%	$34.3
Civil Infrastructure	1,325.3	33.1%	50.8	1,048.0	33.2%	27.8	852.1	31.4%	27.4
Industrial	1,280.2	31.9%	(32.7)	942.7	29.9%	1.5	870.3	32.0%	4.9
Corporate	—	—	(16.4)	—	—	(13.7)	—	—	(14.9)
Total	$4,006.9	100.0%	$63.7	$3,152.2	100.0%	$134.2	$2,715.4	100.0%	$51.7

Results of Operations for the Year Ended December 31, 2006 Compared to 2005

Federal

Revenue increased $239.9 million or 20.7% for the year ended December 31, 2006 compared to 2005. This increase in revenue was primarily due to work associated with the Hurricane Katrina relief and cleanup efforts. Partially offsetting these favorable results was a reduction in spending by the DOE during the year on our contract at the Hanford River Protection Project.

Pre-tax profit decreased for the year ended December 31, 2006 compared to 2005 by $56.6 million or 47.7%. The decrease in pre-tax profit is primarily associated with the completion of the Kaiser-Hill project which contributed $95.7 million in equity in earnings of joint ventures during 2005. This decrease is partially offset by pre-tax profit from the Hurricane Katrina relief and cleanup as well as performance based incentives earned on a contract at the DOE Savannah River complex.

Civil Infrastructure

Revenue increased by $277.3 million or 26.5% for the year ended December 31, 2006 compared to the same period in 2005. The largest increase was attributed to several new water projects in North America and international markets. The growth in North America is primarily due to a water treatment project in Southern California and the growth in our international markets is primarily due to projects located predominately in Australia, United Arab Emirates, Singapore and Iraq. We had continued growth due to successful pursuits in transportation design/build and consulting. These new projects included significant highway contracts in Colorado, Washington, Virginia and Vancouver, British Columbia and program management projects. We also had an improvement in revenue from operations and maintenance (O&M) contracts including a new municipal operations project in Georgia, an amendment to an existing project and new work in Las Vegas and Puerto Rico.

Pre-tax profit increased by $23.0 million or 82.7% for the year ended December 31, 2006 compared to the same period last year. The increase in pre-tax profit is primarily associated with our water projects which produced significant improvements due to an increase in North American consulting and international revenue as described above. We also experienced growth in pre-tax profit due to revenue growth from transportation, and O&M projects, as described above.

Industrial

Revenue increased for the year ended December 31, 2006 compared to the same period last year by $337.5 million or 35.8%. The increase in revenue was largely due to new projects in the power, manufacturing, energy and industrial systems and enterprise management solutions markets. Our significant growth in power was driven primarily from two new contracts with major utility companies in North America. Our manufacturing business has experienced new business growth in 2006 as a result of business development pursuits. Our energy and industrial systems business revenue growth was associated with O&M support services at two petroleum facilities and increased consulting. Communications had signs of renewed spending by clients particularly in the wireless sector worldwide which has increased revenue. These increases were partially offset by a decline in our chemicals and plastics business due to low volume, the completion of several bio-pharma projects in Puerto Rico, and the continued delay in some customer awards of large projects.

Pre-tax loss for the year ended December 31, 2006 was $32.7 million compared to a pre-tax profit of $1.5 million for the year ended December 31, 2005. This decrease was primarily due to significant cost overruns on a project to construct a manufacturing facility. This project experienced increased costs due to project delivery issues and increased commodity prices. In addition, the clean up efforts required from Hurricane Katrina caused significant shortages in experienced craft laborers in the area and thus materially increased wage rates and reduced overall productivity. Partially offsetting these declines was the pre-tax profit improvement on manufacturing contracts due to strong market conditions, execution of projects at higher margins and monitoring of indirect costs.

Results of Operations for the Year Ended December 31, 2005 Compared to 2004

Federal

Revenue increased $168.5 million or 17% for the year ended December 31, 2005 compared to 2004. We had an increase in revenue in 2005 versus 2004, due to increased revenue on our contract with the DOE at the Mound Nuclear Closure Project in Miamisberg, Ohio which was partially offset by reduced spending by the DOE on our contract at the Hanford River Protection Project. A significant increase in revenue also resulted from Hurricane Katrina relief work. Partially offsetting these results was a decrease in revenue due to the completion of our Johnston Atoll project in 2004 and an overall decline in federal environmental work as some funds were shifted to homeland security projects.

Pre-tax profit increased for the year ended December 31, 2005 compared to 2004 by $84.3 million or 246%. Included in the twelve-month period results of 2005 was an increase in equity in earnings of joint ventures of $71.2 million from Kaiser-Hill for our share of additional fees related to the impact of favorable performance against the agreed upon target closure costs, the schedule to achieve site closure and its job site safety. Excluding the Kaiser-Hill performance fee, pre-tax profit was $13.1 million or 38.2% higher for the year ended December 31, 2005 compared to the same period in 2004. This increase was due in part to additional equity in earnings of joint ventures associated with the Idaho cleanup project. In addition, we experienced favorable operating results on our Mound contract. This was partially offset by decreased earnings on our Hanford contract.

Civil Infrastructure

Revenue increased by $195.9 million or 23.0% for the year ended December 31, 2005 compared to the same period in 2004. A majority of the increase was attributable to continued growth from successful pursuits in transportation design/build projects and a slight increase in transportation consulting. New projects in 2005 included significant highway design/build contracts in Colorado, Oregon, and Western Canada. Additionally, several water projects began the construction phase during 2005 compared to 2004. We also experienced an increase in our international operations, driven by our Changi project in Singapore, Sydney Pump Station project in Australia, Water Program Management project in Iraq and the USAID project in the West Bank. The international market remains strong due to population and economic growth in certain regions, aging infrastructure, capacity shortfalls and regulatory requirements. We also had a slight increase in revenue due to the successful development of additional O&M work within existing projects as well as new core market service contracts throughout the United States and Canada.

Pre-tax profit increased by $0.4 million or 1.5%for the year ended December 31, 2005 compared to 2004. We saw improvement in O&M project cost control practices, risk management processes and controlled overhead spending. In addition, we were successful in exiting two significantly underperforming O&M contracts in the latter half of 2004 and improving the gross margins on existing projects. We had a revenue increase and favorable equity in earnings from the joint venture for the Marquette Interchange Project in Milwaukee, Wisconsin. These items were partially offset by unfavorable costs on two North American projects. While those costs negatively impacted the 2005 operating results, they resulted in securing a significant number of new contracts for 2006 which is reflected in backlog.

Industrial

Revenue increased for the year ended December 31, 2005 compared 2004 by $72.4 million or 8.3%. The increase in revenue was primarily due to significant new business in our chemicals, energy and industrial systems and information solutions businesses. Our chemicals sector has experienced strong performance as the overall economic market conditions have improved, driven by three significant chemical projects. We experienced significant growth in our energy and industrial systems business, primarily resulting from an increase in volume from our facilities work we are performing for the U.S. Air Force (primarily in the Pacific Rim). Lastly, our information solutions business showed revenue growth in 2005 as the telecommunications markets began showing signs of renewed spending levels particularly in the wireless sectors worldwide. These increases were partially offset from declines in our power, bio-pharma and electronics businesses. Delays in customer awards of large, full-service manufacturing and bio-pharma construction contracts and completion of certain large electronics and power projects in 2004 contributed to the decline in these businesses.

Pre-tax profit decreased for the year ended December 31, 2005 compared to 2004 by $3.4 million or 69.4%. The reduced pre-tax profit was primarily the result of lower revenue and associated gross margin in the power business, lower gross margin in the manufacturing business due to cost overruns on two North American projects and projects in Eastern Europe and cost overruns in the information solutions business. This decrease is partially offset by favorable performance in the chemicals, energy, industrial systems and information solutions businesses, which was driven by the above mentioned revenue increases. In addition, the electronics and bio-pharma businesses reported favorable results due to decreased overhead spending in 2005.

Joint Ventures

We routinely enter into joint ventures to service the needs of our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. Our largest joint venture at December 31, 2005 and 2004 was Kaiser-Hill, in which we own a 50% interest. This joint venture is included in our Federal operating segment. Kaiser-Hill’s contract with the DOE is substantially complete. The contract was a site closure contract under which Kaiser-Hill was compensated through a base fee affected, up or down, by its performance against the agreed upon site target closure timetable and costs. For every dollar that the DOE saved, Kaiser-Hill received a fee increase up to an agreed upon maximum. At the same time, for every dollar the cleanup was over budget, the fee was reduced down to an agreed upon minimum. On October 13, 2005, Kaiser-Hill declared physical completion of the activities at the site. These activities primarily related to the management of waste subcontracts and numerous administrative tasks. The DOE continues to review our submitted costs and perform normal cost audit activities associated with any government contract. We expect these activities to continue in 2007 and believe any findings will not have a material effect on our earnings. As site work is complete, Kaiser-Hill’s remaining activities will primarily be related to the management of waste subcontractors and numerous administrative tasks for contract close-out.

The earnings from Kaiser-Hill are reported as equity in earnings of joint ventures and affiliated companies, along with other joint ventures that are individually insignificant. For the years ended December 31, 2006, 2005 and 2004, we reported total equity in earnings of $17.0 million, $110.1 million and $29.9 million, respectively. The earnings from the Kaiser-Hill joint venture for the years ended December 31, 2005 and 2004 were $95.7 million and $20.3 million, respectively. There were no significant earnings during 2006 from Kaiser-Hill. During the year ended December 31, 2005, we reported an incremental fee of $71.2 million, as Kaiser-Hill recognized revenue related to the impact of favorable performance against the agreed upon target closure costs, the schedule to achieve site closure, its job site safety and successful completion of the closure activity.

Kaiser-Hill’s ability to distribute cash was based on pre-negotiated payment terms in accordance with its contract with the DOE and was different from the earnings recognized for accounting purposes. During the years ended December 31, 2006, 2005 and 2004, we received distributed earnings from Kaiser-Hill of $85.0 million, $43.7 million and $17.5 million, respectively. Consequentially, our remaining investment in Kaiser-Hill as of December 31, 2006 was $2.3 million and $87.3 million at December 31, 2005.

In the first quarter of 2005, CH2M HILL and Washington Group International formed a joint venture, CH2M-WG Idaho, LLC (CH2M-WG Idaho) of which CH2M HILL owns a 50.5% interest. The contract is for the U.S. Department of Energy’s cleanup of a federal nuclear facility located in Idaho. For the years ended December 31, 2006 and 2005, CH2M HILL recognized earnings from CH2M-WG Idaho of $9.6 million and $6.0 million, respectively, and received $15.1 million and $12.6 million of distributions during 2006 and 2005, respectively. In both 2005 and 2006, CH2M HILL contributed cash of $12.6 million to the joint venture. CH2M HILL’s investment in CH2M-WG Idaho as of December 31, 2006 was $13.1 million compared to $6.0 as of December 31, 2005.

Corporate Expenses

Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts. Corporate expenses for the year ended December 31, 2006 were $16.4 million compared to $13.7 million in 2005, and $14.9 million in 2004. The increase of 19.7% in 2006 compared to the prior year is primarily due to increased strategic initiatives and corporate development.

Income Taxes

The income tax provision for the years ended December 31, 2006, 2005 and 2004 is as follows:

(in millions)	Income Tax Provision	Effective Tax Rate

2006	$24.8	38.9%
2005	52.6	39.2%
2004	19.3	37.4%

The decrease in the effective tax rate for the year ended December 31, 2006 compared to 2005 was primarily due to the impact of an increase in the blended state tax rate applied against the balance in net deferred tax assets. The increase in the effective tax rate for the year ended December 31, 2005 compared to 2004 was primarily due to a 2005 decrease in tax benefits realized under the Extraterritorial Income Exclusion (EIE) rules of the Internal Revenue Code, a 2004 decrease in a foreign loss valuation allowance not occurring in 2005, and increases in the meals and entertainment disallowance and non-deductible royalty expense pursuant to a prior year acquisition.

Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, non-deductible foreign net operating losses and disallowed portions of meals and entertainment expenses.

We have presented a claim to the Internal Revenue Service (IRS) relating to the research and experimentation tax credit for the years 1996-2005. Although we are seeking resolution with the IRS, we only recognize tax benefits related to these credits for financial statement purposes when it is probable that such benefit will be realized. The amount of the tax credit claimed is significant, however, the ultimate amount to be realized and the timing of the recognition of the tax credit will depend upon the final resolution with the IRS.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and purchases of stock presented on our internal market. Based on our total cash and credit capacity available at December 31, 2006 of $346.3 million, we believe that we have sufficient resources to fund our operations, any future acquisition and capital expenditure requirements, as well as purchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.

The following table reflects our available capacity as of December 31, 2006 (in millions):

Cash on hand		$105.2
Available for sale securities		30.9
Line of credit capacity	250.0
Issued letters of credit	(39.8)
Net credit capacity available		210.2
Total available capacity		$346.3

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

Billings and collections on accounts receivable can impact our operating cash flows. We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on this assessment at December 31, 2006, we have deemed the allowance for doubtful accounts to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our timing of cash receipts necessary to meet our operating needs.

We are a professional services organization and, therefore, we do not require significant outflows of cash for capital expenditures. Our capital expenditures are primarily for office equipment, office furniture and leasehold improvements. Capital expenditures during the years 2006, 2005 and 2004 were $13.1 million, $8.2 million and $7.2 million, respectively. We have a formal operating lease program under which most of our furniture, computers and related equipment is procured on an ongoing basis.

We used $37.1 million in cash for purchases of stock presented on our internal market in 2006 compared to $25.3 million in 2005 and $33.5 million in 2004. Additionally, during the year ended December 31, 2006, our average daily borrowing was $15.9 million under our credit facility and was used for general corporate purposes. It is likely, but uncertain, that we will continue to utilize our credit facility periodically during 2007 depending on the timing of cash receipts and disbursements.

We entered into a credit agreement in September 2006 which replaced our prior credit facility. The new credit agreement provides for a $250.0 million revolving credit facility which expires on September 29, 2011. The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $100.0 million. While the credit agreement may be used for general corporate purposes and permitted acquisitions, it also provides that up to $200.0 million is available for the issuance of letters of credit to support various trade activities. At our option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender’s applicable base rate less a discount up to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. As of December 31, 2006, we had no outstanding borrowings on the credit agreement.

The credit agreement contains customary financial and other covenants, including minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a maximum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt, as well as customary limitation on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of December 31, 2006, we were in compliance with the covenants required by the credit agreement.

At December 31, 2006, issued and outstanding letters of credit of $39.8 million were reserved against the borrowing base of the credit agreement. At December 31, 2005, issued and outstanding letters of credit of $25.7 million were reserved against the borrowing base of the prior credit agreement.

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

In October 2004, we acquired the assets and liabilities of MicroSource, Inc. (MicroSource) for a purchase price of $4.5 million. MicroSource provides network managed services focused on data networks for private sector and local government enterprises. We believe that this acquisition will provide a platform for our telecommunications business to obtain long-term network O&M contracts from private sector and local government enterprise clients. The operating results of MicroSource are included in our Industrial operating segment.

Off-Balance Sheet Arrangements

We are party to three lease agreements related to our corporate headquarters and three adjacent buildings. One of the lease agreements calls for monthly lease payments of approximately $0.4 million through March 3, 2013 and requires that we guarantee a residual value of the buildings for approximately $42.0 million. Upon completion of the lease term, we have the option to purchase the buildings for $53.0 million. The second lease agreement calls for monthly lease payments at a variable interest rate, estimated to be approximately $0.1 million per month, based on current interest rates. The lease agreement requires that we guarantee a residual value of this building of approximately $17.6 million.

Upon completion of the lease term, we have the option to purchase the building from the lessor for $20.8 million. The lease matures on September 28, 2008 and provides for five one-year renewal options. The third lease agreement calls for monthly lease payments of approximately $0.1 million through December 3, 2012 and requires that we guarantee a residual value of the building of approximately $18.5 million. Upon completion of the initial lease term, we have the option to purchase the building for $22.1 million, or extend the term of the lease for up to two successive periods of five years each.

We have interests in multiple joint ventures, some of which are considered variable interest entities under Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN46 (R)). These entities facilitate the completion of contracts that are jointly owned with our joint venture partners. These joint ventures are formed to leverage the skills of the respective partners and include consulting, construction, design, project management and O&M contracts. Our risk of loss on joint ventures is similar to what the risk of loss would be if the project was self-performed, other than the fact that the risk is shared with our partners.

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

We believe that we will be able to continue to have access to professional liability and general casualty insurance, as well as bonds, with sufficient coverage limits, and on acceptable financial terms necessary to support our business. The cost of such coverage has increased and is expected to continue to increase in the short term. Such cost increases are expected to range annually between 5.0% and 10.0% for various insurance policies and surety bonds. We do not believe that such increases will have a material impact on our business. See “Risk Factors—It can be difficult or expensive to obtain the insurance we need for our business operations” in Item 1A of this Annual Report on Form 10-K for additional information.

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

Contractual Obligations

Contractual obligations outstanding as of December 31, 2006 are summarized below:

($ in millions)	Amount of Commitment Expiration Per Period
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed

Letters of credit	$14.2	$9.9	$15.7	$—	$39.8
Long-term debt, including current maturities	0.4	0.2	—	—	0.6
Operating lease obligations	76.2	115.5	64.9	48.7	305.3
Residual value guarantees	—	17.6	—	60.5	78.1
Surety and bid bonds	1,168.8	178.3	—	—	1,347.1
Total	$1,259.6	$321.5	$80.6	$109.2	$1,770.9

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Although our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, below is a summary of our most critical accounting policies.

Revenue Recognition

We earn our revenues from different types of services under a variety of different types of contracts, including cost-plus, fixed-price and time-and-materials. In recognizing revenue, we evaluate each contractual arrangement to determine the appropriate authoritative literature to apply. We recognize revenue and profit for most of our contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts. In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, or achievement of contract performance standards.

Change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and can be reliably estimated. Losses on construction and engineering contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated.

We have a history of making reasonable estimates of the extent of progress towards completion, total contract revenue and total contract costs on our engineering and construction contracts. However, due to uncertainties inherent in the estimation process, actual total contract revenue and completion costs can vary from estimates.

Below is a description of the three basic types of contracts from which we may earn revenues under the percent complete basis.

Cost-Plus Contracts.   Cost-plus contracts can generally be cost plus a fixed fee or rate, or cost plus an award fee. Under these types of contracts, we charge our clients for our costs, including both direct and indirect costs, plus a fixed negotiated fee or award fee. We generally recognize revenue based on the actual labor costs and non-labor costs we incur, plus the portion of the fixed fee or award fee we have earned to date. If the actual labor hours and other costs we expend are lower than the total number of hours and other costs we have estimated, our revenues related to cost recoveries from the project will be lower than originally estimated. If the actual labor hours and other costs we expend exceed the original estimate, we must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs.

In the case of a cost-plus award fee, we generally include in the total contract value the portion of the fee that we are probable of receiving. Award fees are influenced by the achievement of contract milestones, cost savings and other factors.

Fixed Price Contracts.   Under fixed price contracts, our clients pay us an agreed amount negotiated in advance for a specified scope of work. For engineering and construction contracts, we recognize revenue on fixed price contracts using the percentage-of-completion method. For operations and maintenance contracts, we recognize revenue on fixed price contracts using the straight-line method over the life of the contract. Prior to completion, our recognized profit margins on any fixed price contract depend on the accuracy of our estimates and will increase to the extent that our actual costs are below the original estimated amounts. Conversely, if our costs exceed these estimates, our profit margins will decrease and we may realize a loss on a project. If our actual costs exceed the original estimate, we attempt to obtain a change order or contract modification.

Time-and-Materials Contracts.   Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we expend on a project. In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct expenditures that we incur in connection with our performance under the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that we directly charge or allocate to contracts compared with the negotiated billing rate and markup on other direct costs. Some of our time-and-materials contracts are subject to maximum contract values, and accordingly, revenue under these contracts are recognized under the percentage-of-completion method. Revenue on contracts that are not subject to maximum contract values are recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct expenditures that we incur on the projects. Our time-and-materials contracts generally include annual billing rate escalation provisions.

A portion of our contracts are operations and maintenance type contracts. Typically, these contracts may include fixed and variable components along with incentive fees. Revenue is recognized on operations and maintenance contracts on a straight-line basis over the life of the contract once we have an arrangement, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

Income Taxes

In determining net income for financial statement purposes, we must make estimates and judgments in the calculation of tax assets and liabilities and in the determination of the recoverability of the deferred tax assets. The tax assets and liabilities arise from temporary differences between the tax return and the financial statement recognition of revenue and expenses.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our tax provision by recording a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2006 and 2005, we reported a valuation allowance of $6.9 million and $5.1 million, respectively.

In addition, the calculation of our tax assets and liabilities involves uncertainties in the application of complex tax regulations. We may recognize a tax asset or adjust taxes payable for anticipated state or federal tax credits, such as those relating to the research and experimentation tax credit.

Pension Benefits

We have two frozen and one active noncontributory defined benefit pension plans. Our earnings and shareholders’ equity may be impacted by these qualified defined benefit plans. The amounts we record are computed using actuarial valuations. These valuations include many assumptions, but the two most critical assumptions are the discount rate and the expected long-term rate of return on plan assets. We use judgment in selecting these assumptions each year because we have to consider not only current market conditions, but also make judgments about future market trends, changes in the interest rates and equity market performance. We also have to consider factors like the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

Recently Adopted Accounting Standards

In December 2003, the FASB revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities, with FIN 46(R) which conformed FIN 46 to previously issued FASB Staff Positions. We adopted the provisions of FIN 46(R) immediately for entities created after December 31, 2003. For entities created before December 31, 2003, we adopted FIN 46(R) on January 1, 2005.

On January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment. We account for awards of company stock granted to our employees prior to 2006 under the intrinsic-value recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123(R) requires that compensation expense be measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the prospective method of adoption, under which prior periods are not revised for comparative purposes. Under the prospective method, the provisions of SFAS 123(R) apply to new grants after January 1, 2006. Accordingly, at the adoption date, SFAS 123(R) had no impact on our consolidated financial position, results of operations or cash flows. SFAS 123(R) was not applied to our Payroll Deduction Stock Purchase Plan (PDSPP) as the plan is available to all shareholders and incorporates no option features such as a look-back period. Accordingly, no compensation cost is recognized in the financial statements for the PDSPP.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both the income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We adopted SAB 108 for the fiscal year ended December 31, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155), which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as one if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event effective January 1, 2007. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (FIN 48), which is effective beginning on January 1, 2007. FIN 48 establishes a process to measure the impact of uncertainty associated with an income tax position. Under FIN 48, the effect of an income tax position on the income tax provision must be recognized at the amount that is more likely than not to be sustained upon examination by the relevant taxing authority. Under our previous policy, we recognized tax positions to the extent they were probable of being sustained. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. We do not expect that the adoption of FIN 48 will have a significant impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We will adopt SFAS 157 on January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our financial results.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS No. 87, 88, 106 and 132(R) (SFAS 158), which requires employers to recognize the funded status of pension and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. We will adopt SFAS 158 on December 31, 2007.  SFAS 158 also requires plan assets and benefit obligations to be measured as of the balance-sheet date beginning December 31, 2008. We are evaluating the impact that the adoption of SFAS 158 will have on our financial statements.

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

Interest rates.   Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and building lease agreements that call for monthly lease payments at a variable interest rate. Historically, we have used short-term variable rate borrowings under the unsecured revolving credit agreement on a limited basis. There were no amounts outstanding under the unsecured revolving credit agreement at December 31, 2006. Our variable lease payments on the building lease agreements are estimated to be approximately $0.2 million per month, based on current interest rates. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows.

Item 8.                        Financial Statements and Supplementary Data

Reference is made to the information set forth beginning on page F-1.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

We carried out an evaluation as of the last day of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management report on internal control over financial reporting is incorporated herein on page F-2 attached hereto.

Item 9B.               Other Information

Not applicable.

PART III

Item 10.                 Directors,  Executive Officers and Corporate Governance

The following table shows our directors and executive officers as of December 31, 2006:

Name	Age	Title
Robert W. Bailey	51	Director
Robert G. Card	54	Director and Senior Vice President
Carolyn Chin	59	Director
William T. Dehn	60	Director and Vice President
Donald S. Evans	56	Director and Senior Vice President
James J. Ferris	63	Director
Jerry D. Geist	72	Director
Garry M. Higdem	53	Senior Vice President
Samuel H. Iapalucci	54	Executive Vice President, Secretary and Chief Financial Officer
Susan D. King	50	Director
Mark A. Lasswell	52	Director
Lee A. McIntire	57	President and Chief Operating Officer
Joan M. Miller	49	Director
Ralph R. Peterson	62	Chairman of the Board and Chief Executive Officer
David B. Price	61	Director
JoAnn Shea	42	Vice President and Chief Accounting Officer
Nancy R. Tuor	58	Vice Chair of the Board
Barry L. Williams	62	Director

The information required under this Item is contained in the Proxy Statement under the captions “Proposal 1—Election of Directors” and “Corporate Governance” and is incorporated herein by reference.

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

Item 13.                   Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is contained in the Proxy Statement under the captions “Proposal 1—Election of Directors” and “Corporate Governance” and is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

See the information set forth under “Audit Subcommittee” in the Proxy Statement which is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

Documents Filed as Part of this Report

1.                Financial Statements

2.                Financial Statement Schedules and Other

The consolidated balance sheets of Kaiser-Hill Company, LLC as of December 31, 2006 and 2005, and the related consolidated statements of income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006.

All financial statement schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto, or because such schedules are not applicable.

3.                Exhibits

The following exhibits are filed as part of this annual report:

Articles of Incorporation and Bylaws

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of CH2M HILL Companies, Ltd. filed as Exhibit 3.1 on Amendment No. 2 on Form S-1 to Registration Statement on Form S-3, on August 3, 2001 (File No. 333-60700)
3.2	Restated Bylaws of CH2M HILL Companies, Ltd. filed as Exhibit 3.2 on Amendment No. 2 on Form S-1 to Registration Statement on Form S-3, on August 3, 2001 (File No. 333-60700)

Material Contracts—Management Agreements, Compensatory Plans or Arrangements

Exhibit
Number	Description
10.1	CH2M HILL Retirement and Tax-Deferred Savings Plan, as amended and restated effective June 1, 2000 filed as Exhibit 10.1 on Form 10-K, on March 29, 2000
10.2	CH2M HILL Companies, Ltd. 1999 Stock Option Plan, as amended and restated on November 12, 1999 filed as Exhibit 10.3 on Form 10-K, on March 29, 2000
10.3	Deferred Compensation Retirement Program Arrangement effective December 1, 1995 filed as Exhibit 10.13 on Form 10-K, on March 29, 2000

10.4	Executive Deferred Compensation Program Arrangement effective January 1, 1997 filed as Exhibit 10.14 on Form 10-K, on March 29, 2000
10.5	CH2M HILL Companies, Ltd. Deferred Compensation Retirement Plan effective January 1, 2000 filed as Exhibit 10.21 on Form 10-K, on March 20, 2001
10.6	CH2M HILL Companies, Ltd. Executive Deferred Compensation Plan effective January 1, 2000 filed as Exhibit 10.22 on Form 10-K, on March 20, 2001
10.7	CH2M HILL Companies, Ltd. Deferred Compensation Plan effective January 1, 2001 filed as Exhibit 10.23 on Form 10-K, on March 20, 2001
10.8	CH2M HILL Companies, Ltd. Restricted Stock Policy and Administration Plan effective January 1, 2000 filed as Exhibit 10.25 on Form 10-K, on March 20, 2001
10.9	CH2M HILL Companies, Ltd. Short Term Incentive Plan effective January 1, 2000 filed as Exhibit 10.26 on Form 10-K, on March 20, 2001
10.10	CH2M HILL Companies, Ltd. Long Term Incentive (LTI) Plan effective January 1, 1999 filed as Exhibit 10.32 on Form 10-K, on March 29, 2002
10.11

CH2M HILL Companies, Ltd. Executive Officers Long Term Incentive Plan effective January 1, 2003 subject to shareholder approval at the 2003 Annual Shareholder meeting filed as Exhibit 10.37 on Form 10-K, on March 26, 2003

10.12	CH2M HILL Companies, Ltd. 2004 Stock Option Plan filed as Appendix A on Schedule 14A Definitive Proxy Statement, on March 26, 2004
10.13	CH2M HILL Companies, Ltd. Payroll Deduction Stock Purchase Plan as amended and restated effective January 1, 2004 filed as Appendix B on Schedule 14A Definitive Proxy Statement, on March 26, 2004
*10.14

CH2M HILL Companies, Ltd. Amended and Restated Executive Officers Long Term Incentive Plan effective January 1, 2005 filed herein; amended to comply with IRS Code sec. 409A, no shareholders approval required

*10.15	CH2M HILL Companies, Ltd. Amended and Restated Long Term Incentive (LTI) Plan effective January 1, 2005 filed herein

Material Contracts—Other

Exhibit
Number	Description
10.16	Contract with Neidiger, Tucker, Bruner, Inc., filed as Exhibit 99.1 on Form 8-K, on June 24, 2002
10.17	Senior Unsecured Revolving Credit Agreement dated as of September 29, 2006, Wells Fargo Bank, National Association, as Agent and Arranger filed as exhibit 10.1 on Form 10-Q, on November 6, 2006

Code of Ethics

Exhibit
Number	Description
*14.1	CH2M HILL Companies, Ltd. Ethics Code for Executive and Financial Officers

Subsidiaries of the Registrant

Exhibit
Number	Description
*21.1	Subsidiaries of CH2M HILL Companies, Ltd.

Consent of Experts and Counsel

Exhibit
Number	Description
*23.1	Consent of KPMG LLP

Power of Attorney

Exhibit
Number	Description
*24.1	Power of Attorney authorizing signature

Rule 13a-14(a)/15d-14(a) Certifications

Exhibit
Number	Description
*31.1	Written Statement of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Written Statement of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Section 1250 Certifications

Exhibit
Number	Description
*32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
*32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Additional Exhibits

Exhibit
Number	Description
99.1	Internal Market Rules, filed as Exhibit 99 to Registration Statement on Form S-1 on March 15, 1999 (File No. 333-74427)

*                    Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CH2M HILL Companies, Ltd.:

We have audited the accompanying consolidated balance sheets of CH2M HILL Companies, Ltd. (an Oregon corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the management of CH2M HILL Companies, Ltd. and subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the accompanying consolidated financial statements, effective January 1, 2005, the Company adopted FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CH2M HILL Companies, Ltd. and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Denver, Colorado February 23, 2007

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

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CH2M HILL Companies, Ltd.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CH2M HILL Companies, Ltd. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of CH2M HILL Companies, Ltd. and subsidiaries is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of CH2M HILL Companies, Ltd. and subsidiaries’ internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the assets of CH2M HILL Companies, Ltd. and subsidiaries that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that CH2M HILL Companies, Ltd. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CH2M HILL Companies, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’

equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 23, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Denver, Colorado February 23, 2007

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$105,205	$66,494
Available-for-sale securities	30,898	6,258
Receivables, net—
Client accounts	449,790	398,642
Unbilled revenue	389,039	305,937
Other	6,171	5,556
Current deferred income taxes	38,968	—
Prepaid expenses and other current assets	28,248	23,138
Total current assets	1,048,319	806,025
Investments in unconsolidated affiliates	30,305	108,421
Property, plant and equipment, net	32,244	32,050
Goodwill	41,968	40,730
Intangible assets, net	21,429	26,168
Deferred income taxes	59,788	50,833
Other assets	45,488	39,712
Total assets	$1,279,541	$1,103,939
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$390	$1,344
Accounts payable and accrued subcontractor costs	322,104	267,359
Billings in excess of revenue	147,755	121,604
Accrued incentive compensation	39,128	31,081
Accrued payroll and employee related liabilities	140,548	118,027
Current income tax payable	58,429	63,021
Current deferred income taxes	—	7,631
Other accrued liabilities	72,253	61,187
Total current liabilities	780,607	671,254
Long-term employee related liabilities and other	132,661	109,925
Long-term debt	236	2,780
Total liabilities	913,504	783,959
Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred stock, Class A $0.02 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 32,109,200 and 31,892,048 issued and outstanding at December 31, 2006 and 2005, respectively	321	319
Additional paid-in capital	46,330	45,325
Retained earnings	328,559	289,658
Accumulated other comprehensive loss	(9,173)	(15,322)
Total shareholders’ equity	366,037	319,980
Total liabilities and shareholders’ equity	$1,279,541	$1,103,939

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands except per share amounts)

	For The Years Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Gross revenue	$4,006,944	$3,152,221	$2,715,426
Operating expenses:
Direct cost of services and overhead	(3,286,450)	(2,539,401)	(2,181,762)
General and administrative	(673,857)	(588,867)	(512,344)
Operating income	46,637	23,953	21,320
Other income (expense):
Equity in earnings of joint ventures and affiliated companies	17,000	110,136	29,889
Gain on investment	—	—	1,528
Interest income	2,550	1,957	973
Interest expense	(2,506)	(1,818)	(2,053)
Income before provision for income taxes	63,681	134,228	51,657
Provision for income taxes	(24,780)	(52,589)	(19,319)
Net income	$38,901	$81,639	$32,338
Net income per common share:
Basic	$1.20	$2.56	$1.03
Diluted	$1.18	$2.51	$1.01
Weighted average number of common shares:
Basic	32,419,751	31,930,217	31,467,794
Diluted	33,046,914	32,482,265	31,943,460

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2003	31,023,886	$310	$40,976	$175,681	$(16,793)	$200,174
Net income				32,338	—	32,338
Other comprehensive income (loss):
Foreign currency translation adjustments				—	2,477	2,477
Minimum pension liability adjustment				—	(2,552)	(2,552)
Unrealized gain on equity investments				—	1,419	1,419
Comprehensive income						33,682
Shares issued in connection with stock based compensation and employee benefit plans	2,668,121	26	27,942	—	—	27,968
Shares issued in conjunction with stock conversion for CH2M HILL Canada, LTD	149,518	2	2,189	—	—	2,191
Shares purchased and retired	(2,626,607)	(26)	(34,139)	—	—	(34,165)
Balance at December 31, 2004	31,214,918	312	36,968	208,019	(15,449)	229,850
Net income				81,639	—	81,639
Other comprehensive income (loss):
Foreign currency translation adjustments				—	(2,398)	(2,398)
Minimum pension liability adjustment				—	472	472
Unrealized gain on equity investments				—	2,053	2,053
Comprehensive income						81,766
Shares issued in connection with stock based compensation and employee benefit plans	2,337,087	23	34,867	—	—	34,890
Shares purchased and retired	(1,659,957)	(16)	(26,510)	—	—	(26,526)
Balance at December 31, 2005	31,892,048	319	45,325	289,658	(15,322)	319,980
Net income				38,901	—	38,901
Other comprehensive income (loss):
Foreign currency translation adjustments				—	4,844	4,844
Minimum pension liability adjustment				—	2,439	2,439
Unrealized loss on equity investments				—	(1,134)	(1,134)
Comprehensive income						45,050
Shares issued in connection with stock based compensation and employee benefit plans	1,667,543	17	28,936	—	—	28,953
Shares purchased and retired	(1,450,391)	(15)	(27,931)	—	—	(27,946)
Balance at December 31, 2006	32,109,200	$321	$46,330	$328,559	$(9,173)	$366,037

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For The Years Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Cash flows from operating activities:
Net income	$38,901	$81,639	$32,338
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	13,823	15,910	15,849
Stock-based employee compensation expense	37,403	27,180	26,576
Realized gain on sale of investment	—	—	(1,528)
Net (gain)/loss on disposal of property, plant and equipment	(1,845)	484	374
Allowance for uncollectible accounts	3,523	3,241	951
Deferred income tax benefit	(56,524)	(10,206)	(13,942)
Distributed/(undistributed) earnings of unconsolidated affiliates	91,263	(51,251)	(1,127)
Changes in current assets and liabilities, net of businesses acquired—
Receivables and unbilled revenue	(142,468)	(160,945)	(30,786)
Prepaid expenses and other	(7,720)	(12,504)	(4,897)
Accounts payable and accrued subcontractor costs	55,581	50,767	(21,562)
Billings in excess of revenues	26,993	23,935	3,944
Employee related liabilities	31,078	6,668	7,768
Other accrued liabilities	9,685	39,724	29,533
Current taxes payable	(4,592)	27,807	18,585
Long term employee related liabilities and other	22,863	14,550	12,933
Net cash provided by operating activities	117,964	56,999	75,009
Cash flows from investing activities:
Capital expenditures	(13,134)	(8,176)	(7,179)
Cash increase upon adoption of FIN 46(R)	—	7,699	—
Acquisitions and earnout payments, net of cash acquired	(2,018)	(7,470)	(5,174)
Investments in affiliates, net of cash received for distributions of capital	(11,673)	(7,617)	(2,052)
Purchases of available-for-sale investments	(76,131)	—	—
Proceeds from sale of available-for-sale investments	48,541	—	1,950
Proceeds on sale of property, plant and equipment	6,538	27	23
Net cash used in investing activities	(47,877)	(15,537)	(12,432)
Cash flows from financing activities:
Borrowings on line of credit	456,900	236,300	483,100
Payments on line of credit and long-term debt	(460,525)	(239,234)	(485,407)
Repurchases of stock	(37,145)	(25,262)	(33,498)
Excess tax benefits from stock-based compensation	2,606	—	—
Net cash used in financing activities	(38,164)	(28,196)	(35,805)
Effect of exchange rate changes on cash	6,788	(2,657)	(1,772)
Increase in cash and cash equivalents	38,711	10,609	25,000
Cash and cash equivalents, beginning of year	66,494	55,885	30,885
Cash and cash equivalents, end of year	$105,205	$66,494	$55,885
Supplemental disclosures:
Cash paid for interest	$2,848	$1,264	$1,030
Cash paid for income taxes	$84,607	$35,264	$15,721

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of CH2M HILL and all of its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. Partially owned affiliates are evaluated for consolidation in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

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

Foreign Currency Translation

All assets and liabilities of CH2M HILL’s foreign subsidiaries are translated into U.S. dollars as of each balance sheet date. Revenues and expenses are translated at the average exchange rate for the period. Translation gains and losses are reflected in shareholders’ equity as part of accumulated other comprehensive loss. Transaction gains and losses are recognized as incurred in the consolidated statements of income.

Revenue Recognition

CH2M HILL earns its revenue from different types of contracts, including cost-plus, fixed-price and time-and-materials. In recognizing revenue, CH2M HILL evaluates each contractual arrangement to determine the appropriate authoritative literature to apply. CH2M HILL primarily performs engineering and construction related services and recognizes revenue for these contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts. In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, or achievement of contract performance standards.

Change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and can be estimated. Management evaluates when a change order is probable based upon its experience in negotiating change orders, the customer’s written approval of such changes or separate documentation of change order costs that are identifiable. Losses on construction and engineering contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated.

CH2M HILL also performs operations and maintenance services. Revenue is recognized on operations and maintenance contracts on a straight-line basis over the life of the contract once CH2M HILL has an arrangement, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

Unbilled Revenue and Billings in Excess of Revenue

Unbilled revenue represents the excess of contract revenue recognized over billings to date on contracts in process. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project.

Billings in excess of revenue represent the excess of billings to date, per the contract terms, over revenue recognized on contracts in process.

Allowance for Uncollectible Accounts Receivable

CH2M HILL reduces accounts receivable by estimating an allowance for amounts that may become uncollectible in the future. Management determines the estimated allowance for uncollectible amounts based on their judgments in evaluating the aging of the receivables, the status of and experience in settling change orders and claims, and the financial condition of CH2M HILL’s clients, which may be dependent on the type of client and the client’s current economic conditions.

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

Available-for-Sale Securities

Available-for-sale securities are carried at fair value, with unrecognized gains and losses reported in accumulated other comprehensive loss, net of taxes. Losses on available-for-sale securities are recognized when a loss is determined to be other than temporary or when realized. Fair values were estimated based on market prices, where available, or dealer quotes.

CH2M HILL occasionally invests excess cash in auction rate and variable rate demand notes. Although the maturities on the securities purchased are long-term, CH2M HILL intends to hold the investment for less than one year. Therefore, these securities are considered short-term, available-for-sale securities and are recorded in the consolidated balance sheet at fair value of $27.6 million at December 31, 2006. Income in 2006 related to these securities was not significant.

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

Other Long-Lived Assets

CH2M HILL may acquire goodwill or other intangible assets in business combinations which are accounted for using the purchase method of accounting. Intangible assets are stated at fair value as of the date acquired in a business combination. CH2M HILL amortizes intangible assets with finite lives over their expected useful lives, currently up to seven years. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of the intangible asset, such as goodwill or tradenames, management has determined that intangible assets have an indefinite life and therefore they are not amortized.

Impairment of Long-Lived Assets

Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis, or on an interim basis if events or circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment charge is recognized for any amount by which the carrying amount of goodwill  or intangible assets with indefinite lives exceeds their fair value.

CH2M HILL reviews its finite-lived intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Assets which are held and used in operations are considered impaired if the undiscounted future cash flows from the asset do not exceed the net book value. If impaired, the assets are written down to their estimated fair value. CH2M HILL generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from the asset group using an appropriate discount rate.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments, minimum pension liability adjustments, net of tax, and unrealized gains/losses on investments, net of tax. These components are included in the accompanying consolidated statements of shareholders’ equity and accumulated other comprehensive loss. Taxes are not provided on the foreign currency translation gains and losses as deferred taxes are not provided on the unremitted earnings of the foreign subsidiaries to which they relate.

CH2M HILL holds a common stock investment in a company which is publicly traded on a Korean stock exchange. This investment is included in available-for-sale securities on the accompanying consolidated balance sheet with any unrealized gain or loss included in shareholders’ equity as a component of accumulated other comprehensive loss. At December 31, 2006 and 2005, the fair value of the investment was $3.3 million  and $6.3 million, respectively. For the year ended December 31, 2004, CH2M HILL recognized a gain of $1.5 million on the sale of a portion of the common stock, which is included in gain on investment in the accompanying consolidated statements of income.

The after-tax components included in accumulated other comprehensive loss for December 31 are as follows:

($ in thousands)	2006	2005

Foreign currency translation adjustment	$3,594	$(1,250)
Minimum pension liability adjustment	(15,105)	(17,544)
Unrealized gain/loss on investment	2,338	3,472
	$(9,173)	$(15,322)

Concentrations of Credit Risk

Financial instruments which potentially subject CH2M HILL to concentrations of credit risk consist principally of cash, cash equivalents, short term investments and trade receivables. CH2M HILL’s cash, cash equivalents and short term investments are maintained in accounts held primarily in the U.S. with some accounts held by major banks and financial institutions located in Europe, Canada and Asia. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base, which includes the U.S. federal government, various states and municipalities and a variety of U.S. and foreign corporations operating in a broad range of industries and geographic areas.

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

Pensions and Other Postretirement Employee Benefits

CH2M HILL follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 87 Employers’ Accounting for Pensions, and SFAS No. 106 Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 87 requires the use of assumptions and estimates in order to calculate periodic pension cost and the value of the plans’ assets and liabilities. These assumptions involve discount rates, investment returns and projected salary increases, among others. SFAS No. 106 also requires the use of assumptions and estimates in order to calculate periodic postretirement medical expense and the value of the plans’ liabilities. These assumptions involve discount rates, mortality and healthcare need assumptions. CH2M HILL relies on qualified actuaries to assist in valuing the financial position of the plans. Changes in the assumptions may have a material affect on the plans’ assets and liabilities, and the associated pension and postretirement medical expense.

Recently Adopted Accounting Standards

In December 2003, the FASB revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities, with FIN46(R) which conformed FIN 46 to previously issued FASB Staff Positions. CH2M HILL adopted the provisions of FIN 46(R) immediately for entities created after December 31, 2003. For entities created before December 31, 2003, we adopted FIN 46(R) on January 1, 2005.

On January 1, 2006, CH2M HILL adopted the provisions of, and account for stock-based compensation in accordance with SFAS No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment. CH2M HILL accounts for awards of company stock granted to its employees prior to 2006 under the intrinsic-value recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123(R) requires that compensation expense be measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. CH2M HILL elected the prospective method of adoption, under which prior periods are not revised for comparative purposes. Under the prospective method, the provisions of SFAS 123(R) apply to new grants as of the effective date, January 1, 2006. Accordingly, at the adoption date, SFAS 123(R) had no impact on CH2M HILL’s  consolidated financial position, results of operations or cash flows. SFAS 123(R) was not applied to CH2M HILL’s Payroll Deduction Stock Purchase Plan (PDSPP) as the plan is available to all shareholders and incorporates no option features such as a look-back period. Accordingly, no compensation cost is recognized in the financial statements for the PDSPP.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both the income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. CH2M HILL adopted SAB 108 for the fiscal year ended December 31, 2006. The adoption of SAB 108 did not have a material impact on its financial statements.

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155), which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as one if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for CH2M HILL  January 1, 2007. CH2M HILL does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (FIN 48), which is effective beginning on January 1, 2007. FIN 48 establishes a process to measure the impact of uncertainty associated with an income tax position. Under FIN 48, the effect of an income tax position on the income tax provision must be recognized at the amount that is more likely than not to be sustained upon examination by the relevant taxing authority. Under CH2M HILL’s previous policy, we recognized tax positions to the extent they were probable of being sustained. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. CH2M HILL does not expect that the adoption of FIN 48 will have a significant impact on their financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. CH2M HILL will adopt SFAS 157 on January 1, 2008. CH2M HILL does not expect the adoption of SFAS 157 to have a material impact on its financial results.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of SFAS No. 87, 88, 106 and 132(R) (SFAS 158), which requires employers to recognize the funded status of pension and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. CH2M HILL will adopt SFAS 158 on December 31, 2007. SFAS 158 also requires plan assets and benefit obligations to be measured as of the balance-sheet date beginning December 31, 2008. CH2M HILL  is evaluating the impact that the adoption of SFAS 158 will have on its financial statements.

(2)          Accounts receivable

The U.S. federal government accounted for 15% of CH2M HILL’s net receivables at December 31, 2006 and 24% at December 31, 2005. Receivables are stated at net realizable values. The changes in the allowance for uncollectible accounts consist of the following for the years ending December 31:

($ in thousands)	2006	2005	2004

Balance at beginning of year	$5,992	$3,917	$12,220
Provision charged to expense	3,523	3,241	951
Accounts written off	(1,051)	(759)	(5,624)
Accounts previously provided for, recovered in current year	(147)	(407)	(3,630)
Balance at end of year	$8,317	$5,992	$3,917

(3)          Investments in unconsolidated affiliates

CH2M HILL routinely enters into joint ventures to service the needs of its clients. Such arrangements are customary in the engineering and construction industry and generally are project specific and facilitate the completion of contracts that are jointly owned with CH2M HILL’s joint venture partners. These joint ventures are formed to leverage the skills of the respective partners and include consulting, construction, design, project management and O&M contracts. CH2M HILL’s risk of loss on joint ventures is similar to what the risk of loss would be if the project was self-performed, other than the fact that the risk is shared with CH2M HILL’s partner.

CH2M HILL’s interests in certain joint ventures are considered variable interest entities (VIE’s) under FIN 46(R). CH2M HILL has classified entities identified as VIE’s into two groups, the first of which includes those entities that CH2M HILL has consolidated under the guidance of FIN 46(R), as CH2M HILL is considered the primary beneficiary, and the second group which includes those entities which CH2M HILL was not required to consolidate. As of December 31, 2006, the assets and liabilities of the identified VIE’s that were not consolidated were $139.4 million and $131.4 million, respectively.

For VIE’s where CH2M HILL is not the primary beneficiary and those entities which are not VIE’s, CH2M HILL accounts for its investments in affiliated unconsolidated companies using the equity method of accounting. As of December 31, 2006 and 2005, the investments in unconsolidated affiliates were $30.3 million and $108.4 million, respectively. CH2M HILL’s proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies on the accompanying consolidated statements of income. In general, the equity investment in our joint ventures is equal to those entities’ undistributed earnings. CH2M HILL provides certain services, including engineering, construction management and computer and telecommunication support, to these unconsolidated partnerships. For the years ended December 31, 2006, 2005 and 2004, CH2M HILL reported revenue from these services of $61.4 million, $46.4 million and $37.6 million, respectively. These services are billed to the joint ventures in accordance with the provisions of the joint venture agreements. CH2M HILL has the following significant investments in affiliated unconsolidated companies accounted for under the equity method of accounting:

% Ownership
Domestic:
AGVIQ-CH2M HILL Joint Venture I	49.0%
AGVIQ—CH2M HILL Joint Venture II	49.0%
ATKINSON/CH2M HILL, Joint Venture	30.0%
CH2M HILL /TILDON COIL Joint Venture	50.0%
CH2M HILL /URS Team, Joint Venture	50.0%
CH2M HILL/ VT Griffin, Joint Venture	49.0%
CH2M—WG Idaho, LLC	50.5%
Coastal Estuary Services	49.9%
Connecting Idaho Partners	49.0%
IAP-Hill, LLC	25.0%
Kaiser-Hill Company, LLC	50.0%
Kakivik Asset Management LLC	33.0%
Milwaukee Transportation Partners, LLC	50.0%
MW/CH2M HILL, Joint Venture	50.0%
OMI Caribe LLC	50.0%
OMI/Thames Water Stockton, Inc.	50.0%
Parsons CH2M HILL Program Management Consultants, Joint Venture	45.0%
Stockton D/B Joint Venture	50.0%
Washington Closure, LLC	30.0%
Washington Group-IDC	28.0%
Foreign:
CH2M HILL BECA, Ltd.	50.0%
CH2M HILL/ Parsons, Joint Venture	50.0%
CH2M PB JV, Pte, Ltd.	50.0%
CHDE Water	50.0%
CHBM Water Joint Venture	50.0%
CLM Delivery Partner, Limited	37.5%
Golden Crossing Constructors, Joint Venture	33.3%
Maroochy Alliance Joint Venture	40.0%
OMI BECA, Ltd.	50.0%

CH2M HILL’s largest joint venture was Kaiser-Hill Company, LLC (Kaiser-Hill), in which CH2M HILL owns a 50% interest. Kaiser-Hill’s revenues are derived from the U.S. Department of Energy’s (DOE) Performance Based Integrating Management Contract for the Rocky Flats Closure Project in Golden, Colorado. Kaiser-Hill was compensated through a base fee affected by its performance against the agreed upon site target closure costs. On October 13, 2005, Kaiser-Hill declared physical completion of the activities at the site. The DOE continues to review our submitted costs and perform normal cost audit activities associated with any governmental contract. CH2M HILL expects these activities to continue through 2007 and believes any findings will not have a material effect on earnings. As site work is complete, Kaiser Hill’s remaining activity will primarily be related to the management of waste subcontracts and numerous administrative tasks for contract close-out.

The equity in earnings from the Kaiser-Hill joint venture for the years ended December 31, 2005 and 2004 were $95.7 million and $20.3 million, respectively. There were no significant earnings during the year ended 2006.  In 2005, earnings from Kaiser-Hill included $71.2 million of incremental fees Kaiser-Hill recognized related to the favorable performance against the agreed upon target closure costs, the schedule to achieve site closure and site safety. These fees were recognized by Kaiser-Hill as a result of elimination of job site risks and other contract incentives.

Kaiser-Hill’s ability to distribute cash is based on pre-negotiated payment terms in accordance with its contract with the DOE and can be different from the earnings recognized for accounting purposes. During the years ended December 31, 2006, 2005 and 2004, CH2M HILL received distributed earnings from Kaiser-Hill of $85.0 million, $43.7 million and $17.5 million, respectively. Consequentially, the remaining investment in Kaiser-Hill as of December 31, 2006 was $2.3 million, compared to $87.3 million at December 31, 2005.

In the first quarter of 2005, CH2M HILL and Washington Group International formed a joint venture, CH2M-WG Idaho, LLC (CH2M-WG Idaho) of which CH2M HILL owns a 50.5% interest. The contract is for the U.S. Department of Energy’s cleanup of a federal nuclear facility located in Idaho. For the years ended December 31, 2006 and 2005, CH2M HILL recognized earnings from CH2M-WG Idaho of $9.6 million and $6.0 million, and received $15.1 million and $12.6 million of distributions, respectively. In both 2005 and 2006, CH2M HILL contributed cash of $12.6 million to the joint venture. CH2M HILL’s investment in CH2M-WG Idaho as of December 31, 2006 was $13.1 million compared to $6.0 as of December 31, 2005.

Summarized unaudited financial information for CH2M HILL’s unconsolidated affiliates as of and for the years ended December 31, is as follows:

($ in thousands)	2006	2005

FINANCIAL POSITION:
Current assets	$322,579	$510,827
Noncurrent assets	32,649	4,652
	$355,228	$515,479
Current liabilities	$289,143	$294,989
Noncurrent liabilities	2,417	5,165
Owners’ equity	63,668	215,325
	$355,228	$515,479

($ in thousands)	2006	2005	2004

RESULTS OF OPERATIONS:
Revenue	$1,308,959	$1,373,842	$922,251
Direct costs	1,258,642	1,135,938	835,478
Gross margin	50,317	237,904	86,773
General and administrative expenses	9,224	13,714	26,142
Operating income	41,093	224,190	60,631
Other income (expense), net	4,403	358	(737)
Net income	$45,496	$224,548	$59,894

(4)          Property, plant and equipment

Property, plant and equipment consists of the following as of December 31:

($ in thousands)	2006	2005

Land	$—	$1,375
Building	—	4,113
Furniture, fixtures and equipment	56,669	51,255
Leasehold improvements	24,834	20,070
	81,503	76,813
Less: Accumulated depreciation	(49,259)	(44,763)
Net property, plant and equipment	$32,244	$32,050

The depreciation expense reflected in the income statement totaled $9.1 million in 2006, $8.0 million in 2005 and $7.2 million in 2004.

(5)          Other assets

Other assets consist of the following as of December 31:

($ in thousands)	2006	2005

Employee benefit plan assets	$43,493	$33,462
Other	1,995	6,250
Total other assets	$45,488	$39,712

(6)          Acquisitions

During 2005, CH2M HILL acquired the outstanding stock of BBS Corporation, an Ohio-based firm specializing in planning, design, and construction management of water and wastewater treatment, distribution and collection systems. The total purchase price of BBS was $8.3 million, of which $7.5 million was paid in 2005 and the remainder was paid in 2006. The goodwill recorded with the transaction was $5.9 million as a premium was paid over the fair market value of the assets acquired, including the identifiable intangible assets of $0.9 million. Goodwill related to the BBS acquisition was allocated to the Civil Infrastructure operating segment.

During 2004, CH2M HILL acquired certain assets and liabilities of the following entities for a total cost of $5.2 million, which was paid for in cash:

•       MicroSource, Inc. (MicroSource), a managed network service provider

•       Frontline Telecom, Ltd, a telecom network implementation and servicing company located in the United Kingdom

The goodwill associated with these transactions was $1.9 million, all of which was allocated to the Industrial operating segment. Other finite-lived intangible assets recognized as part of these transactions amounted to $2.2 million.

(7)          Goodwill and intangible assets

Goodwill and the tradename as of December 31, consist of the following:

($ in thousands)	2006	2005

Goodwill	$41,968	$40,730
Tradename	20,326	20,326
	$62,294	$61,056

Goodwill and the tradename were reviewed for impairment during the year ended December 31, 2006. Management’s review of the recoverability of goodwill and the tradename indicated that there was no impairment. During the first quarter of 2006, CH2M HILL recorded additional goodwill as a result of earn-out targets being achieved on an acquisition.

Intangible assets with finite lives for the years ended December 31, consist of the following:

($ in thousands)	Cost	Accumulated Amortization	Net finite-lived intangible assets

December 31, 2006
Contracts-in-place	$26,594	$(26,173)	$421
Patents and trademarks	5,219	(5,219)	—
Contracted backlog	2,230	(2,088)	142
Non-compete agreements and other	807	(267)	540
Total finite-lived intangible assets	$34,850	$(33,747)	$1,103
December 31, 2005
Contracts-in-place	$26,594	$(22,884)	$3,710
Patents and trademarks	5,219	(5,206)	13
Contracted backlog	2,230	(734)	1,496
Non-compete agreements and other	807	(184)	623
Total finite-lived intangible assets	$34,850	$(29,008)	$5,842

The contracts-in-place are being amortized on a straight-line basis over the total life of the contracts up to seven years. The other intangible assets are being amortized over their expected useful lives up to six years. The amortization expense reflected in the income statement totaled $4.7 million in 2006, $8.0 million in 2005 and $8.6 million in 2004. These intangible assets are expected to be fully amortized in 2009. The estimated amortization expense related to these intangible assets is $0.7 million in 2007, $0.3 million in 2008 and $0.1 million in 2009.

(8)          Fair value of financial instruments

Cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and billings in excess of earnings are carried at cost, which approximates fair value due to their short maturities. Fair values of equity investments and short-term investments, where a readily determinable market value exists, have been estimated using market prices or dealer quotes. The fair value of long-term debt, including the current portion, is estimated based on quoted market prices for the same or similar issues or on the current rates offered to CH2M HILL for debt of similar maturities. The fair value of notes payable to former shareholders is based on a discount rate equal to the prime rate at the end of the year.

The estimated fair value of CH2M HILL’s financial instruments as of December 31, are as follows:

	2006		2005
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Equity investments	$3,308	$3,308	$6,258	$6,258
Short-term investments	$27,590	$27,590	—	—
Liabilities:
Long-term debt, including current portion	$626	$592	$4,124	$4,329

(9)          Line of credit

CH2M HILL entered into a credit agreement in September 2006 which replaced their prior credit facility. The new credit agreement provides for a $250.0 million revolving credit facility which expires on September 29, 2011. The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $100.0 million. While the credit agreement may be used for general corporate purposes and permitted acquisitions, it also provides that up to $200.0 million is available for the issuance of letters of credit to support various trade activities. At CH2M HILL’s option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender’s applicable base rate less a discount rate up to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. As of December 31, 2006, CH2M HILL had no outstanding borrowings on the credit agreement.

The credit agreement contains customary financial and other covenants, including minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a maximum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt, as well as customary limitation on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of December 31, 2006, CH2M HILL was in compliance with the covenants required by the credit agreement.

At December 31, 2006, issued and outstanding letters of credit of $39.8 million were reserved against the borrowing base of the credit agreement. At December 31, 2005, issued and outstanding letters of credit of $25.7 million were reserved against the borrowing base of the prior credit agreement.

(10)   Long-term debt

CH2M HILL may repurchase shares from shareholders upon termination of employment or affiliation by issuing interest bearing notes. The total amount outstanding for notes payable to former shareholders at December 31, 2006 and 2005 was $0.6 million and $1.2 million, respectively. The interest rate on the notes is adjusted annually (on the anniversary dates of the notes) to ¾ of the U.S. Federal Reserve Discount Rate on the first business day of each calendar year. For 2006, the interest rate on the notes was 3.94%. The notes are unsecured and payable in varying annual installments through 2009.

CH2M HILL issued a $1.0 million note payable in connection with a prior acquisition, which was paid in January 2005.

At December 31, 2006, future principal payments on notes payable are as follows (in thousands):

Year Ending
2007	$390
2008	154
2009	61
2010	21
2011	—
$626

(11)   Operating lease obligations

CH2M HILL has entered into certain noncancellable leases, which are being accounted for as operating leases. At December 31, 2006, future minimum operating lease payments are as follows (in thousands):

Year Ending
2007	$76,213
2008	64,333
2009	51,153
2010	38,280
2011	26,628
Thereafter	48,705
$305,312

CH2M HILL is party to three lease agreements related to our corporate headquarters and three adjacent buildings. One of the lease agreements calls for monthly lease payments of approximately $0.4 million through March 3, 2013 and requires that CH2M HILL guarantees a residual value of the buildings for approximately $42.0 million. Upon completion of the lease term, CH2M HILL has the option to purchase the buildings for $53.0 million. The second lease agreement calls for monthly lease payments at a variable interest rate, estimated to be approximately $0.1 million per month, based on current interest rates. The lease agreement requires that CH2M HILL guarantees a residual value of this building of approximately $17.6 million. Upon completion of the lease term, CH2M HILL has the option to purchase the building from the lessor for $20.8 million. The lease matures on September 28, 2008 and provides for five one-year renewal options. The third lease agreement calls for monthly lease payments of approximately $0.1 million through December 3, 2012 and requires that CH2M HILL guarantees a residual value of the building of approximately $18.5 million. Upon completion of the initial lease term, CH2M HILL has the option to purchase the building for $22.1 million, or extend the term of the lease for up to two successive periods of five years each.

Rental expense charged to operations was $97.1 million, $82.6 million and $69.7 million during 2006, 2005 and 2004, respectively. Certain of CH2M HILL’s operating leases contain provisions for a specific rent-free period. In 2005, CH2M HILL received various rental concessions for leasehold improvements at a leased facility in Portland, Oregon, amounting to $5.6 million. CH2M HILL accrues rental expense during the rent-free period based on total expected rent payments to be made over the life of the related lease.

(12)   Income taxes

Income from continuing operations before income taxes for the years ended December 31 includes the following:

($ in thousands)	2006	2005	2004

U.S. income	$84,628	$160,524	$65,357
Foreign loss	(20,947)	(26,296)	(13,700)
Income before taxes	$63,681	$134,228	$51,657

The provision for income taxes for the years ended December 31 is comprised of the following:

($ in thousands)	2006	2005	2004

Current income tax expense:
Federal	$58,458	$51,869	$23,749
Foreign	10,423	1,725	5,299
State and local	12,423	9,201	4,213
Total current taxes	81,304	62,795	33,261
Deferred tax expense (benefit):
Federal	(44,048)	(9,879)	(11,850)
Foreign	(3,115)	1,425	—
State	(9,361)	(1,752)	(2,092)
Total deferred tax benefit	(56,524)	(10,206)	(13,942)
Total tax expense	$24,780	$52,589	$19,319

The reconciliation of income tax computed at the U.S. federal statutory tax rate to CH2M HILL’s effective income tax rate for the years ended December 31 were as follows:

($ in thousands)	2006	2005	2004

Pretax income	$63,681	$134,228	$51,657
Federal statutory rate	35%	35%	35%
Expected tax expense	22,288	46,980	18,080
Reconciling items:
State income taxes, net of federal benefit	1,636	5,704	1,372
Permanent expenses, exclusions and credits	1,966	(132)	1,061
Foreign operating losses	3,418	1,223	(1,355)
Other	(4,528)	(1,186)	161
Provision for income taxes	$24,780	$52,589	$19,319

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 were as follows:

($ in thousands)	2006	2005

Deferred tax assets:
Foreign net operating loss carryforwards	$7,110	$5,387
Investments in affiliates	—	2,941
Accrued employee benefits	122,233	76,863
Total deferred tax assets	129,343	85,191
Valuation allowance	(6,940)	(5,141)
Net deferred tax assets	122,403	80,050
Deferred tax liabilities:
Deferred recognition of income until collection occurs	10,359	25,230
Investments in affiliates	1,790	—
Depreciation and amortization	11,498	11,618
Total deferred tax liabilities	23,647	36,848
Net deferred tax asset	$98,756	$43,202

A valuation allowance is required to be established for those deferred tax assets that it is more likely than not that they will not be realized. The above valuation allowances relate primarily to foreign net operating losses of $27.8 million and $20.7 million for the years ended December 31, 2006 and 2005, respectively. Taxable income within the applicable foreign subsidiary must be reported in order for the deferred tax asset to be realized. The foreign net operating losses can be carried forward for varying terms depending on the foreign jurisdiction.

Undistributed earnings of CH2M HILL’s foreign subsidiaries amounted to approximately $34.1 million at December 31, 2006. Those earnings are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, CH2M HILL would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to reduce the resulting U.S. tax liabilities.

The tax benefit from share-based compensation awards for the years ended December 31, 2006, 2005 and 2004 was $2.6 million, $2.2 million and $2.0 million, respectively. These amounts are reflected as additions to additional paid-in capital in the statements of shareholders’ equity and comprehensive income and are reported as financing activities in the 2006 consolidated statement of cash flows and in operating activities in the 2005 and 2004 consolidated statements of cash flows.

(13)   Earnings per share

Basic earnings per share (EPS) excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents, which consists of stock options, and is computed using the weighted-average number of shares and common stock equivalents outstanding during the period.

A reconciliation of basic and diluted EPS for the years ended December 31 follows (in thousands, except per share amounts):

	2006	2005	2004
Numerator:
Net income	$38,901	$81,639	$32,338
Denominator:
Basic weighted-average shares outstanding	32,420	31,930	31,468
Dilutive effect of common stock equivalents	627	552	475
Diluted adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	33,047	32,482	31,943
Basic net income per share	$1.20	$2.56	$1.03
Diluted net income per share	$1.18	$2.51	$1.01

(14)   Employee benefit plans

Deferred Compensation Plans

CH2M HILL has two nonqualified deferred compensation plans that provide benefits payable to officers and certain highly compensated employees at specified future dates, upon retirement, or death. Under one plan, a participant could elect to defer base compensation and incentive compensation, in cash or common stock. Under another plan, a participant, whose 401(k) Plan contributions are limited by the Employee Retirement Income Security Act (ERISA), could elect to defer additional base compensation to which CH2M HILL may make a matching contribution. It is also used by CH2M HILL to provide additional retirement benefits for certain of its senior executives at levels to be determined from time-to-time by the Board of Directors.

These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of CH2M HILL. The participant’s cash deferrals earn a return based on the participant’s investment in several hypothetical investment options. Each hypothetical investment option is based on an investment fund that is similar to the 401(k) Plan. All deferrals of common stock must remain invested in common stock and are distributed in common stock.

Compensation expense related to the plans was $4.1 million, $2.9 million, and $2.6 million for the years ended December 31, 2006, 2005, and 2004, respectively. The total of participant deferrals, which is reflected in other long-term liabilities, was $37.6 million and $28.4 million at December 31, 2006 and 2005, respectively.

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

The following table summarizes the activity relating to the 2004 and 1999 stock option plans:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	4,004,661	$12.34
Granted	1,037,388	$17.98
Exercised	(938,107)	$10.85
Forfeited and expired	(179,560)	$14.04
Outstanding at December 31, 2006	3,924,382	$14.10
Exercisable at December 31, 2006	1,844,739	$12.18
Available for future grants	4,356,839

The weighted-average remaining contractual term for all options outstanding at December 31, 2006 was 2.6 years and the aggregate intrinsic value was $18.2 million. The weighted-average remaining contractual term for options vested and exercisable at December 31, 2006 was 1.4 years and the aggregate intrinsic value was $12.1 million. CH2M HILL received $3.3 million, $2.7 million and $2.1 million from options exercised during the years ended December 31, 2006, 2005 and 2004, respectively. The intrinsic value associated with these exercises was $6.7 million, $5.7 million and $8.3 million during the years ended December 31, 2006, 2005 and 2004, respectively.

CH2M HILL adopted SFAS 123(R) on January 1, 2006, using the prospective method, under which prior periods are not revised for comparative purposes. The provisions of SFAS 123(R) apply to new grants on or after January 1, 2006. CH2M HILL measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the twelve months ended December 31, 2006 was $3.62. The following weighted-average assumptions were used in determining the fair value of options granted during 2006:

Risk-free interest rate	5.03%
Expected dividend yield	0.00%
Expected option life	4.36 Years
Expected stock price volatility	8.4%

CH2M HILL estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. CH2M HILL estimates the volatility of its common stock by using a weighted-average of historical volatility over the same period as the term of the option. CH2M HILL uses the U.S. Treasury zero-coupon issues for the risk-free interest rate in the option valuation model with remaining terms similar to the expected term on the options. CH2M HILL does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. CH2M HILL is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. CH2M HILL uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The total compensation cost recognized under SFAS 123(R) for stock options granted in 2006 was $0.5 million. No stock option expense was required prior to the adoption of SFAS 123(R) on January 1, 2006.

Payroll Deduction Stock Purchase Plan

In November 1999, CH2M HILL established the Payroll Deduction Stock Purchase Plan (PDSPP) which provides for the purchase of common stock at 90% of the market value as of the date of purchase through payroll deductions by participating employees. CH2M HILL has reserved 13,000,000 shares of common stock to be issued under the PDSPP. Eligible employees may purchase common stock totaling up to 15% of an employee’s compensation through payroll deductions. An employee cannot purchase more than $25,000 of common stock under the PDSPP in any calendar year. The PDSPP is intended to qualify under Section 423 of the Internal Revenue Code (IRC). The PDSPP is not intended to qualify under Section 401(a) of the IRC and is not subject to ERISA. Our PDSPP is non-compensatory under SFAS 123(R) since the plan is available to all shareholders and incorporates no option features such as a look-back period.  Accordingly, no compensation cost is recognized in the financial statements for the PDSPP. During the years ended December 31, 2006, 2005 and 2004, a total of 712,919 shares, 766,692 shares and 817,358 shares, respectively, were issued under the PDSPP, for total proceeds of $11.9 million, $10.3 million and $9.5 million, respectively.

Phantom Stock Plan

In January 2000, CH2M HILL established the Phantom Stock Plan, which provides eligible individuals with added incentives to continue in the long-term service of CH2M HILL. Eligible individuals are generally individuals who are not residents of the United States. Phantom stock grants are 100% vested on the grant date and may be redeemed after six months from the grant date. The value of phantom stock is equal to the fair market value of CH2M HILL’s common stock. All amounts granted under the Phantom Stock Plan are payable in cash only and are generally granted in connection with the short and long term incentive plans. Compensation expense under this plan is based on the value of the units on the date of grant.

During the years ended December 31, 2006, 2005 and 2004, a total of 2,120, 4,645 and 36,069 phantom stock units, respectively, were granted under the Phantom Stock Plan. At December 31, 2006, there were 107,381 outstanding units.

The weighted-average fair values of the units granted under the Phantom Stock Plan during 2006, 2005 and 2004 were $18.72, $14.92 and $12.07, respectively.

Compensation expense related to the Phantom Stock Plan during 2006, 2005 and 2004 was $0.4 million, $0.5 million, and $0.7 million, respectively.

Stock Appreciation Rights Plan

In February 1999, CH2M HILL established the Stock Appreciation Rights (SARs) Plan. Eligible individuals are generally individuals who are not residents of the United States. SARs are granted at an exercise price equal to the fair market value of CH2M HILL’s common stock and generally become exercisable 25%, 25% and 50% after one, two and three years, respectively, and have a term of five years from the date of the grant. All amounts granted under the SARs Plan are payable in cash only. Compensation expense under this plan is based on the vesting provisions and the fair market value of CH2M HILL’s common stock.

During the years ended December 31, 2006, 2005 and 2004, a total of 25,020 SARs, 29,050 SARs and 114,625 SARs, respectively, were granted. At December 31, 2006, there were 189,801 SARs that remained outstanding.

The weighted-average fair values of SARs granted during 2006, 2005 and 2004 were $17.87, $14.94 and $12.53, respectively.

Compensation expense related to the SARs Plan amounted to $0.5 million, $0.6 million and $0.2 million in 2006, 2005 and 2004, respectively.

Short Term Incentive Plan

In January 2000, CH2M HILL established the Short Term Incentive Plan (STIP) to aid in the motivation, recruitment, retention and reward of employees. Management determines which employees, directors, and eligible consultants participate in the STIP. During the years ended December 31, 2006, 2005 and 2004, a total of 599,471 shares, 898,899 shares and 869,109 shares, respectively, were issued under the STIP.

The fair values of the shares issued under the STIP during 2006, 2005 and 2004 were $18.72, $14.92 and $12.07, respectively.

Compensation expense related to common stock awards under the STIP amounted to $12.6 million, $11.7 million and $12.1 million in 2006, 2005 and 2004, respectively.

Long Term Incentive Plan

In January 1999, CH2M HILL established the Long Term Incentive Plan (LTIP) to reward certain executives, project managers, and technologists for the creation of value in the organization through the achievement of specific long-term (3 year) goals of earnings growth and strategic initiatives. The Board of Directors of CH2M HILL determines which employees are eligible to participate in the LTIP in any program year and a new plan is established each year.

During the years ended December 31, 2006, 2005 and 2004, a total of 181,351 shares, 164,598 shares and 208,667 shares, respectively, were issued under the LTIP at a fair value of $18.72,  $14.92 and $12.07 per share, respectively.

Compensation expense related to common stock awards under the LTIP amounted to $9.4 million, $5.9 million and $4.7 million in 2006, 2005 and 2004, respectively.

Restricted Stock Plan

In January 2000, CH2M HILL established the Restricted Stock Plan which provides eligible individuals with added incentives to continue in the long-term service of CH2M HILL. The awards are made for no consideration and vest over various periods, but are considered outstanding at the time of grant. During the years ended December 31, 2006, 2005 and 2004, a total of 357,783 shares, 55,419 shares and 186,161 shares, respectively, were issued under the Restricted Stock Plan.

CH2M HILL recognizes compensation costs, net of estimated forfeitures, over the vesting term based on the fair value of the restricted stock at the date of grant.   The amount of compensation expense recognized under the Restricted Stock Plan was $2.6 million for the year ended December 31, 2006 and $1.0 million for each of the years ended December 31, 2005 and 2004. In determining the amount of compensation expense, CH2M HILL has estimated that forfeitures of restricted stock shares will be approximately 3% of total restricted stock shares outstanding based upon prior experience. As of December 31, 2006, there was $4.8 million of unrecognized compensation costs related to non-vested restricted stock grants. The cost is expected to be recognized over a weighted average period of 3.25 years.

	Non-vested Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2005	199,132	$12.54
Granted	357,783	$18.08
Vested	(52,381)	$15.14
Forfeited	(19,322)	$14.46
Balance at December 31, 2006	485,212	$16.92

The weighted-average fair values of the shares issued under the Restricted Stock Plan during 2006, 2005 and 2004 were $18.08, $15.62 and $12.22, respectively.

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

Expenses related to matching contributions made in cash for the 401(k) Plan for 2006, 2005 and 2004 were $18.7 million, $13.9 million and $13.4 million, respectively. Expenses related to defined contributions made in common stock for the 401(k) Plan for 2006, 2005 and 2004 were $10.9 million, $8.2 million and $11.3 million, respectively.

CH2M HILL also has a supplemental executive retirement plan that will provide an additional retirement benefit to certain senior executives if they remain employed and retire from CH2M HILL on or after age 65. The amount of the annual benefit, which may change from time-to-time based on the decision of the Board of Directors of CH2M HILL, currently is equal to 50% of the participant’s projected base salary for fiscal year 2007. The benefit is reduced by the value of the offsetting retirement benefits paid by CH2M HILL under other plans. For the years ended December 31, 2006, 2005 and 2004, CH2M HILL expensed $1.2 million, $1.1 million, and $0.7 million, respectively, for the anticipated benefit obligations.

Pension and Other Postretirement Benefits

CH2M HILL has three noncontributory defined benefit pension plans. Plan benefits in two of the plans were frozen while one plan remains active. Benefits are based on years of service and compensation during the span of employment. Funding for these plans is provided through contributions based on recommendations from the plans’ independent actuaries.

The investment philosophy for the pension plans is based on a balanced asset approach allocated primarily between equity securities and debt securities. The equity security holdings are distributed in large and small cap index funds and an international fund. The debt securities consist of two fixed income funds.

CH2M HILL sponsors a medical benefit plan for retired employees of certain subsidiaries. The plan is contributory, with retiree premiums based on years of service at retirement. The benefits contain limitations and a cap on future cost increases. CH2M HILL funds postretirement medical benefits on a pay-as-you-go basis.

The following table sets forth the defined benefit pension plans and other plans funding status and amounts recognized in the consolidated balance sheets.

	Pension Benefits		Other Postretirement Benefits
($ in thousands)	2006	2005	2006	2005

Benefit obligations in excess of plan assets:
Benefit obligation at December 31	$(152,510)	$(145,356)	$(25,731)	$(25,173)
Fair value of plan assets at December 31	124,799	113,860	—	—
Unfunded status	$(27,711)	$(31,496)	$(25,731)	$(25,173)
Amounts recognized in the balance sheet at December 31:
Accrued benefit cost	$(17,646)	$(21,038)	$(20,717)	$(18,451)
Intangible asset	—	734	—	—
Deferred income taxes	9,860	11,122	—	—
Accumulated other comprehensive loss	15,105	17,544	—	—
Net amount recognized	$7,319	$8,362	$(20,717)	$(18,451)
Weighted-average assumptions at December 31:
Discount rate	5.80%	5.75%	5.80%	5.75%
Expected return on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	4.00%	4.00%	—	—
Measurement date	October 31, 2006	October 31, 2005	October 31, 2006	October 31, 2005

The percentage of the fair value of total plan assets held is as follows:

	Pension Benefits
	2006	2005
Equity securities	71.0%	69.0%
Debt securities	24.0	25.0
Other	5.0	6.0

For measurement purposes, a 6.65% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually to 4.05% for 2011 and to remain at that level thereafter.

	Pension Benefits		Other Postretirement Benefits
($ in thousands)	2006	2005	2006	2005

Net periodic benefit cost	$5,601	$6,537	$3,088	$2,696
Accumulated benefit obligation	142,019	134,899	25,731	25,173
Employer contributions	4,558	4,829	—	—
Participant contributions	—	—	1,243	316
Benefit payments	(5,031)	(4,842)	(2,064)	(743)

At December 31, 2006, the estimated future benefit payments to be paid out in the next ten years for the noncontributory defined benefit pension plans are as follows (in thousands):

2007	$5,327
2008	5,780
2009	6,218
2010	6,693
2011	7,227
Next five years thereafter	48,300
$79,545

At December 31, 2006, the estimated future benefit payments to be paid out in the next ten years for the retiree medical benefit plan are as follows (in thousands):

2007	$880
2008	989
2009	1,103
2010	1,293
2011	1,487
Next five years thereafter	12,069
$17,821

The expected contributions to the noncontributory defined benefit pension plans for 2007 is $4.5 million.

During the years ended December 31, 2006 and 2005, CH2M HILL decreased the minimum pension liability by $3.7 million ($2.3 million net of tax) and $0.8 million ($0.5 million net of tax), respectively, and increased the minimum pension liability by $4.2 million ($2.6 million net of tax) in 2004. The adjustments are reflected in accumulated other comprehensive loss and are required when the accumulated benefit obligation exceeds the fair value of the underlying pension plan assets. The non-cash charges to shareholders’ equity are reviewed annually in connection with the actuarial valuation of the pension plans and are subject to adjustment at that time.

(16)   Segment information

CH2M HILL provides services to clients through three operating segments: Federal, Civil Infrastructure and Industrial. The structure is intended to provide for better decision making on an enterprise-wide basis. The Federal segment generally provides a comprehensive range of services to the U.S. federal government, and to international governments. The Civil Infrastructure segment generally provides a comprehensive range of services to various state and local governments including foreign cities. The Industrial segment generally provides a comprehensive range of services to various private sector clients.

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

Certain financial information for each segment is provided below (in thousands):

2006	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$1,401,391	$1,325,352	$1,280,201	$—	$4,006,944
Inter-segment sales	11,718	18,920	27,690	(58,328)	—
Equity in earnings of joint ventures and affiliated companies	12,894	3,614	492	—	17,000
Depreciation and amortization	4,126	4,316	5,381	—	13,823
Interest income	505	1,386	659	—	2,550
Interest expense	754	768	984	—	2,506
Segment profit (loss)	61,950	50,815	(32,677)	(16,407)	63,681
Segment assets	306,650	341,185	631,706	—	1,279,541

2005	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$1,161,540	$1,047,958	$942,723	$—	$3,152,221
Inter-segment sales	8,776	20,798	18,352	(47,926)	—
Equity in earnings of joint ventures and affiliated companies	104,086	5,664	386	—	110,136
Depreciation and amortization	5,803	5,350	4,757	—	15,910
Interest income	—	603	1,354	—	1,957
Interest expense	631	534	653	—	1,818
Segment profit (loss)	118,588	27,852	1,484	(13,696)	134,228
Segment assets	339,809	329,816	434,314	—	1,103,939

2004	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$992,972	$852,161	$870,293	$—	$2,715,426
Inter-segment sales	13,810	21,367	7,062	(42,239)	—
Equity in earnings of joint ventures and affiliated companies	23,241	6,503	145	—	29,889
Depreciation and amortization	7,036	6,386	2,427	—	15,849
Interest income	374	317	282	—	973
Interest expense	691	1,039	323	—	2,053
Segment profit (loss)	34,280	27,402	4,912	(14,937)	51,657
Segment assets	248,011	262,691	319,228	—	829,930

During the year ended 2006, the Industrial segment recognized a loss related to a manufacturing facility project. This project experienced increased costs due to project delivery issues and increased commodity prices. In addition, the clean up efforts required from Hurricane Katrina caused significant shortages in experienced craft laborers in the area and thus materially increased wage rates and reduced overall productivity.

CH2M HILL derived approximately 35%, 37% and 37% of its total revenues from contracts with the U.S. federal government and international governments in 2006, 2005 and 2004, respectively.

Revenue is attributed to the country in which the services are performed. Although CH2M HILL provides services in numerous countries, no single country outside of the U.S. accounted for a significant portion of the total consolidated revenue. Total U.S. and international revenue for the years ended December 31 were as follows:

($ in thousands)	2006	2005	2004

U.S.	$3,435,651	$2,701,288	$2,413,171
International	571,293	450,933	302,255
Total	$4,006,944	$3,152,221	$2,715,426

(17)   Commitments and contingencies

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

Commercial commitments outstanding as of December 31, 2006 are summarized below:

	Amount of Commitment Expiration Per Period
($ in thousands)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed

Letters of credit	$14,178	$9,921	$15,698	—	$39,797
Residual value guarantees	—	17,600	—	60,500	78,100
Surety and bid bonds	1,168,834	178,310	—	—	1,347,144
Total	$1,183,012	$205,831	$15,698	$60,500	$1,465,041

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

In January 2006, a subsidiary entered into a Deferred Prosecution Agreement (DPA) with the office of the United States Attorney for the District of Connecticut. The DPA relates to an investigation of a Clean Water Act (CWA) violation at two wastewater treatment facilities in Connecticut. Pursuant to the DPA, the subsidiary contributed $2.0 million to community projects and has taken other agreed upon steps to enhance their CWA compliance procedures at the two wastewater treatment facilities in Connecticut. Provided CH2M HILL complies with its obligations under the DPA after 30 months, the U.S. District Attorney for the District of Connecticut will recommend dismissal of all actions against the subsidiary in connection with this matter. The violation related to failure to comply with sampling and reporting requirements of the CWA and there is no evidence the violation resulted in harm to human health or the environment.

CH2M HILL has presented a claim to the Internal Revenue Service (IRS) relating to the research and experimentation tax credit for the years 1996-2005. Although CH2M HILL is seeking resolution with the IRS, CH2M HILL only recognizes tax benefits related to these credits for financial statement purposes when it is probable that such benefits will be realized. The amount of the tax credit claimed is significant; however, the ultimate amount to be realized and the timing of the recognition of the tax credit will depend upon the final resolution with the IRS.

(18)   Quarterly financial information (unaudited)

CH2M HILL’s quarterly financial information for the years ended December 31, 2006 and 2005 is as follows:

(In thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the Year Ended

2006
Revenue	$984,456	$1,021,099	$996,785	$1,004,604	$4,006,944
Operating income (loss)	(259)	10,967	13,306	22,623	46,637
Net income	3,106	11,139	10,362	14,294	38,901
Net income per common share
Basic	$0.10	$0.34	$0.32	$0.44	$1.20
Diluted	$0.09	$0.33	$0.31	$0.43	$1.18
2005
Revenue	$677,615	$788,462	$801,105	$885,039	$3,152,221
Operating income	1,895	5,724	6,224	10,110	23,953
Net income	6,330	8,208	54,229	12,872	81,639
Net income per common share
Basic	$0.20	$0.26	$1.69	$0.41	$2.56
Diluted	$0.20	$0.25	$1.66	$0.40	$2.51

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, Douglas County, State of Colorado, on the 23rd day of February, 2007.

CH2M HILL COMPANIES, LTD.

By:	/s/ SAMUEL H. IAPALUCCI	By:	/s/ JOANN SHEA
	Samuel H. Iapalucci		JoAnn Shea
	Chief Financial Officer		Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated, through their attorney-in-fact as appointed in the power of attorney of February 9, 2007 included as Exhibit 24 filed herewith.

Signature	Title	Date
/s/ RALPH R. PETERSON	Chairman of the Board and Chief Executive	February 23, 2007
Ralph R. Peterson	Officer (Principal Executive Officer)
/s/ SAMUEL H. IAPALUCCI	Chief Financial Officer (Principal	February 23, 2007
Samuel H. Iapalucci	Financial Officer)
/s/ JOANN SHEA	Chief Accounting Officer (Principal	February 23, 2007
JoAnn Shea	Accounting Officer)
*	Director	February 23, 2007
Robert W. Bailey
*	Director	February 23, 2007
Robert G. Card
*	Director	February 23, 2007
Carolyn Chin
*	Director	February 23, 2007
William T. Dehn
*	Director	February 23, 2007
Donald S. Evans
*	Director	February 23, 2007
James J. Ferris
*	Director	February 23, 2007
Jerry D. Geist

*	Director	February 23, 2007
Susan D. King
*	Director	February 23, 2007
Mark A. Lasswell
*	Director	February 23, 2007
Joan M. Miller
*	Director	February 23, 2007
David B. Price
*	Director	February 23, 2007
Barry L. Williams

By:	*/s/ SAMUEL H. IAPALUCCI
Samuel H. Iapalucci, as attorney-in-fact

KAISER HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Financial Statements
December 31, 2006 and 2005
(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Members
Kaiser-Hill Company, LLC:

We have audited the accompanying consolidated balance sheets of Kaiser-Hill Company, LLC and subsidiary (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser-Hill Company, LLC and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado
February 15, 2007

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 2006 and 2005
(Dollars in thousands)

	2006	2005
Assets
Cash and cash equivalents	$7,898	$3,728
Unbilled contract receivables	10,671	41,073
Billed contract receivable	349	250,211
Receivable from Members	659	733
Prepaid expenses and other assets	75	458
Total assets	$19,652	$296,203
Liabilities and Members’ Equity
Accounts payable and payables to subcontractors	$15,006	$45,688
Borrowings under credit facility	—	3,000
Accrued employee incentive compensation	—	68,469
Accrued salaries and employee benefits	—	4,050
Payable to Members	92	376
Total liabilities	15,098	121,583
Contingencies (note 7)
Members’ equity	4,554	174,620
	$19,652	$296,203

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Statements of Operations
Years ended December 31, 2006, 2005, and 2004
(Dollars in thousands)

	2006	2005	2004
Gross revenue	$88,417	$701,693	$651,851
Subcontractor costs and direct material costs	(18,086)	(313,182)	(377,649)
Service revenue	70,331	388,511	274,202
Direct cost of service and overhead	(72,094)	(197,117)	(233,574)
Operating (loss) income	(1,763)	191,394	40,628
Other income (expense):
Interest income	1,725	309	132
Interest expense	(28)	(275)	(100)
Net (loss) income	$(66)	$191,428	$40,660

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Statements of Members’ Equity
Years ended December 31, 2006, 2005, and 2004
(Dollars in thousands)

	Kaiser KH Holdings, Inc.	CH2M HILL Constructors, Inc.	Total
Members’ equity, December 31, 2003	$32,416	$32,416	$64,832
Net income	20,330	20,330	40,660
Distributions	(17,500)	(17,500)	(35,000)
Members’ equity, December 31, 2004	35,246	35,246	70,492
Net income	95,714	95,714	191,428
Distributions	(43,650)	(43,650)	(87,300)
Members’ equity, December 31, 2005	87,310	87,310	174,620
Net loss	(33)	(33)	(66)
Distributions	(85,000)	(85,000)	(170,000)
Members’ equity, December 31, 2006	$2,277	$2,277	$4,554

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005, and 2004
(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(66)	$191,428	$40,660
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	—	80	88
Changes in assets and liabilities:
Decrease (increase) in contract receivables	280,264	(58,189)	(19,358)
Decrease (increase) in receivable from Members	74	750	(917)
Decrease (increase) in due from employees	—	3	(3)
Decrease in prepaid expenses and other assets	383	376	397
(Decrease) increase in accounts payable and payables to subcontractors	(30,682)	(37,979)	2,469
(Decrease) increase in accrued employee incentive compensation	(68,469)	(8,696)	9,351
Decrease in other accrued expenses	(4,050)	(12,297)	(1,010)
(Decrease) increase in payable to Members	(284)	(2,188)	1,350
Net cash provided by operating activities	177,170	73,288	33,027
Cash flows from financing activities:
Distributions to Members	(170,000)	(87,300)	(35,000)
Proceeds from credit facility	—	201,000	81,100
Payments on credit facility	(3,000)	(198,000)	(81,100)
Net cash used in financing activities	(173,000)	(84,300)	(35,000)
Net increase (decrease) in cash and cash equivalents	4,170	(11,012)	(1,973)
Cash and cash equivalents, beginning of year	3,728	14,740	16,713
Cash and cash equivalents, end of year	$7,898	$3,728	$14,740
Supplemental cash flow information:
Cash paid for interest	$28	$195	$12

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

The Company is a limited liability company owned equally by Kaiser KH Holdings, Inc., a wholly owned subsidiary of Kaiser Group Holdings, Inc. (formerly known as Kaiser Group International, Inc.) (Kaiser), and CH2M HILL Constructors, Inc., a wholly owned subsidiary of CH2M HILL Companies, Ltd. (CH2M HILL) (collectively the Members). Net profits and/or losses and distributions thereof are allocated equally to the Members.

On January 24, 2000, the Company and the DOE entered into a new contract (the Contract) effective February 1, 2000 for the Rocky Flats Closure Project including, disposal of nuclear material, demolition of facilities, environmental remediation, disposal of waste, and completion of infrastructure and other general site operations.

On October 13, 2005, the Company completed the required work under the contract and issued its formal “declaration of Physical Completion” to the DOE. On December 8, 2005, the DOE issued its formal “acceptance” of the physical work at the project and authorized the Company to invoice all remaining performance fees less a retained amount equaling $5 million. On January 11, 2006, the Company received payment for all fees except for the retained amount. In April 2006, the Company invoiced and collected $4.9 million of the $5 million previously retained. $100,000 will be retained until satisfactory resolution of all Defense Contractor Auditing Agency audits.

The Company now operates under the closeout phase of its contract with the DOE, primarily resolving open administrative issues and providing support to the DOE to achieve regulatory closure of the site. The work performed under the closeout phase is performed and invoiced at cost with no markup or fee associated with the costs incurred.

Effective December 31, 2005, the Company terminated its remaining employees. Staff necessary to complete closeout activities will be subcontracted or provided by affiliates of its parent companies.

(2)   Significant Accounting Policies

(a)   Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary, Kaiser-Hill Funding Company, LLC. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain prior year balances have been reclassified to conform to the current year presentation.

(b)   Revenue Recognition

Under the Contract, revenue is recognized using the percentage-of-completion method whereby revenue is accrued in an amount equal to cost plus management’s best estimate of incentive fees. During 2005, resulting from completion of the project, the Company recognized all remaining performance fees under the contract and has established reserves for certain risks and uncertainties associated with the Contract. In 2006, revenue was recognized as costs were incurred. No markup or fee was recognized or associated with the costs incurred.

(c)    Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers cash and short-term investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains its cash accounts primarily with banks located in Colorado, New York, and Washington, D.C. Cash balances are insured by the FDIC up to $100,000 per bank, and cash equivalents are not insured by the FDIC. As of December 31, 2006, the majority of the balance was comprised of cash equivalents.

(d)   Income Taxes

No provision for the payment of income taxes has been made in the accompanying consolidated financial statements related to the activities of the Company since the Members each report their share of the Company’s taxable income in their respective income tax return.

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

(3)   Related-Party Transactions

In 2006 and 2005, the Members were subcontracted by the Company to perform certain tasks under the Contract. The Payable to Members in the accompanying consolidated balance sheets as of December 31, 2006 and 2005 consists of $0 and $87,500, respectively, to Kaiser and $92,200 and $288,600, respectively, to CH2M HILL for these subcontracted tasks. These payables are noninterest bearing.

As of December 31, 2006, the Company had a receivable due from CH2M HILL for $659,000 primarily relating to final transition of the Rocky Flats Benefits Programs to CH2M HILL Hanford Group and work performed for CH2M HILL—Washington Group Idaho, LLC.

During 2003, CH2M HILL began providing information technology services and general support services to the Company at negotiated rates. Costs incurred related to work performed by CH2M HILL, the majority of which are reimbursable and billed under the Contract and relate to information technology services provided, were approximately $8,500,000 in 2006, $9,751,000 in 2005, and $10,869,000 in 2004.

In addition, the Company performed approximately $30,000 and $3,597,000 of services on behalf of CH2M HILL during 2006 and 2005, respectively.

(4)   Contract Receivables

Contract receivables as of December 31, 2006 represent both billed and unbilled receivables due under the Contract. As of December 31, 2006 and 2005, the Company has $0.3 million and $250.2 million, respectively, of billed receivables due from the DOE. In addition, the Company has current unbilled receivables of approximately $10 million and $41 million as of December 31, 2006 and 2005, respectively.

Unbilled receivables result from revenue and estimated fees that have been earned by the Company but not billed to the DOE as of the end of the period. Unbilled receivables can be invoiced at contractually defined intervals and milestones. Unbilled receivables primarily represent allowable costs incurred by subcontractors that primarily relate to waste disposal activities that have not been submitted to the DOE for payment. These costs cannot be invoiced to the DOE until payment has been made by the Company to the subcontractor. The subcontractor will not invoice the Company until the waste is appropriately disposed of which could take up to one year.

The Company’s Contract receivables result primarily from its long-term Contract with the DOE. As a consequence, management believes that credit risk is minimal.

(5)   Employee Incentive Plan

In connection with the closure Contract with the DOE, the Company implemented a salaried employee incentive plan. There are two components to the plan. The first component represents a cash bonus, which is earned and paid annually. The second component represents the issuance of performance units. These units are allocated to employees on an annual basis. The value of these units ultimately depended on the actual cost incurred under the Contract. Employees remained eligible for these units as long as they are employed by the Company or left in good standing, as defined. Payments made for performance units will be paid in cash at the end of the Contract.

During 2006, the Company paid its remaining obligation under the employee incentive plan due to the DOE’s acceptance of physical completion of the Contract. No amounts remain accrued for this liability as of December 31, 2006.

Additionally, in 2005 the Company had accrued $3.7 million for an enhanced schedule incentive payable to the hourly employees represented by United Steel Workers of America under the collective bargaining agreement. This was paid in 2006.

(6)   Business Loan and Security Agreement

The Company had a Business Loan and Security Agreement (the Agreement) with a bank that expired on December 31, 2006. The Company, Kaiser, and CH2M HILL granted a first lien security interest to the bank in all of the ownership and equity interest of the Company. As of December 31, 2006, the Company had no amounts outstanding under the Agreement. As of December 31, 2005, the Company had $3,000,000 outstanding under the Agreement.

(7)   Contingencies

The Company’s reimbursable costs are subject to audit in the ordinary course of business by various U.S. government agencies. Management is not presently aware of any significant costs, which have been, or may be, disallowed by any of these agencies.

The Company is party to a legal action arising in the normal course of business as a result of performance under the Contract. While the outcome of this action is difficult to predict, the

Company’s management believes any amounts ultimately asserted against the Company for this outstanding claim would be fully reimbursable by the DOE under the Contract.

(8)   Employee Benefit Plans

In accordance with the Contract, the Company participated in several multiple employer benefit plans covering substantially all employees who meet length of service requirements. These plans include two defined benefit pension plan and three defined contribution plans, the latter of which provide for Company matching contributions. The Company did not make any contributions to the defined contribution plans in 2006 and made $450,000 in contributions during 2005. During 2006 and 2005, the Company made combined contributions to the defined benefit pension plans of $59,409,000 and $36,034,000, respectively.

The Company administered these benefit plans with benefits equivalent to the RFETS contractor benefit plans maintained by the contractor that preceded the Company at RFETS. Under the Contract, the Company recognized the cost of benefit plans when paid, and such costs were reimbursed by the DOE. Any excess pension plan assets or unfunded pension plan liability that may currently exist or is remaining at the end of the DOE Contract accrues to or is the responsibility of the DOE. During 2006, at the request of the DOE, the Company transferred sponsorship and administration of these plans to CH2M HILL Hanford Group, an affiliate of CH2M HILL.

