Form 10-Q
period 2007-03-31
CH2M HILL COMPANIES LTD
filed 2007-05-08
CIK 777491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2007 was 32,909,259.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$89,888	$105,205
Available-for-sale securities	55,920	30,898
Receivables, net:
Client accounts	408,062	449,790
Unbilled revenue	349,216	389,039
Other	7,348	6,171
Current deferred income taxes	41,439	38,968
Prepaid expenses and other current assets	25,841	28,248
Total current assets	977,714	1,048,319
Investments in unconsolidated affiliates	34,848	30,305
Property, plant and equipment, net	35,315	32,244
Goodwill	42,781	41,968
Intangible assets, net	22,307	21,429
Deferred income taxes	63,182	59,788
Other assets, net	47,424	45,488

Total assets	$1,223,571	$1,279,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$350	$390
Accounts payable and accrued subcontractor costs	288,648	322,104
Billings in excess of revenue	132,253	147,755
Accrued payroll and employee related liabilities	170,258	179,676
Current income tax payable	59,183	58,429
Other accrued liabilities	71,536	72,253
Total current liabilities	722,228	780,607
Long-term employee related liabilities and other	131,866	132,661
Long-term debt	194	236

Total liabilities	854,288	913,504

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, Class A $0.02 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 32,880,000 and 32,109,200 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	329	321
Additional paid-in capital	43,598	46,330
Retained earnings	338,008	328,559
Accumulated other comprehensive loss	(12,652)	(9,173)
Total shareholders’ equity	369,283	366,037

Total liabilities and shareholders’ equity	$1,223,571	$1,279,541

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2007	2006

Gross revenue	$959,091	$984,456
Operating expenses:
Direct cost of services and overhead	(761,215)	(823,453)
General and administrative	(191,307)	(161,262)

Operating income	6,569	(259)

Other income (expense):
Equity in earnings of joint ventures and affiliated companies	5,502	5,728
Interest income	1,732	591
Interest expense	(136)	(918)
Income before provision for income taxes	13,667	5,142
Provision for income taxes	(5,658)	(2,036)
Net income	$8,009	$3,106

Net income per common share:
Basic	$0.25	$0.10
Diluted	$0.24	$0.09
Weighted average number of common shares:
Basic	32,501,252	32,349,754
Diluted	33,027,296	33,030,207

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$8,009	$3,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,828	3,839
Stock-based employee compensation expense	8,665	4,772
Loss on disposal of property, plant and equipment	106	27
Allowance for uncollectible accounts	1,896	376
Deferred income taxes	(5,641)	178
Distributed (undistributed) earnings of unconsolidated affiliates, net	(1,369)	74,973
Change in operating assets and liabilities, net of business acquired:
Receivables and unbilled revenue	77,418	(47,828)
Prepaid expenses and other	988	(2,444)
Accounts payable and accrued subcontractor costs	(33,501)	(73,854)
Billings in excess of revenue	(15,394)	11,481
Employee related liabilities	(9,759)	(3,529)
Other accrued liabilities	(935)	13,053
Current taxes payable	2,192	(32,755)
Long term liabilities and other	(795)	10,725
Net cash provided by (used in) operating activities	34,708	(37,880)

Cash flows from investing activities:
Capital expenditures	(5,020)	(2,447)
Acquisition and earnout payments, net of cash acquired	(3,312)	(1,262)
Investments in affiliates, net of distributions of capital received	(3,680)	(8,551)
Purchases of available-for-sale investments	(75,793)	(43,065)
Proceeds from sale of available-for-sale investments	50,628	35,134
Net cash used in investing activities	(37,177)	(20,191)

Cash flows from financing activities:
Borrowing on line of credit	—	204,100
Payments on line of credit and long-term debt	(82)	(174,039)
Repurchases and retirements of stock	(12,791)	(10,102)
Excess tax benefits from stock-based compensation	1,542	1,341
Net cash (used in) provided by financing activities	(11,331)	21,300

Effect of exchange rates on cash	(1,517)	(1,060)

Decrease in cash and cash equivalents	(15,317)	(37,831)

Cash and cash equivalents, beginning of period	105,205	66,494

Cash and cash equivalents, end of period	$89,888	$28,663

Supplemental disclosures:
Cash paid for interest	$104	$829
Cash paid for income taxes	$7,455	$34,828

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to current presentation.

In the opinion of CH2M HILL Companies, Ltd.’s (CH2M HILL) management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in CH2M HILL’s Annual Report on Form 10-K for the year ended December 31, 2006.  In the following text, the terms “we,” “our,” “our company,” and “us” may refer to CH2M HILL.

Shareholders’ Equity

The significant changes in shareholders’ equity for the three months ended March 31, 2007 are as follows (in thousands):

	Shares	Amount
Shareholders’ Equity, December 31, 2006	32,109	$366,037
Net income	—	8,009
Cumulative effect of change in accounting principle	—	1,440
Shares issued in connection with stock-based compensation and employee benefit plans	1,274	7,515
Shares purchased and retired	(503)	(10,239)
Other comprehensive loss	—	(3,479)
Shareholders’ Equity, March 31, 2007	32,880	$369,283

For a detailed discussion on the cumulative effect of the change in accounting principle relating to the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (FIN 48), see “Recently Adopted Accounting Standards” below.

Stock-Based Compensation Plans

CH2M HILL adopted the provisions of, and accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), using the prospective method, under which prior periods are not revised for comparative purposes. CH2M HILL elected the prospective method of adoption effective January 1, 2006, under which prior periods are not revised for comparative purposes. Under the prospective method, the provisions of SFAS 123(R) apply to new grants on or after January 1, 2006. CH2M HILL measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three months ended March 31, 2007 and 2006 was $3.81 and $3.77, respectively.

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

The total compensation cost recognized for share-based payments in the first quarter of 2007 and 2006 was $0.5 million and $0.1 million, respectively.

Recently Adopted Accounting Standards

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155), which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as one if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event effective January 1, 2007.  The adoption of SFAS 155 did not have an impact on CH2M HILL’s consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (FIN 48), which is effective beginning on January 1, 2007.  FIN 48 establishes a process to measure the impact of uncertainty associated with an income tax position. Under FIN 48, the effect of an income tax position on the income tax provision must be recognized at the amount that is more likely than not to be sustained upon examination by the relevant taxing authority. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Under CH2M HILL’s previous policy, they recognized tax positions to the extent they were probable of being sustained. CH2M HILL adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1.4 million decrease in the liability for uncertain tax positions, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. See Footnote 8 for further discussion of the impact of adopting FIN 48.

Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date.  SFAS 159 also establishes additional disclosure requirements designed to facilitate comparison between companies that choose different measurement attributes for similar type assets and liabilities. SFAS 159 is effective for CH2M HILL beginning January 1, 2008.  CH2M HILL is evaluating the potential impact that SFAS 159 may have on its financial statements, if any.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of SFAS No. 87, 88, 106 and 132(R) (SFAS 158), which requires employers to recognize the funded status of pension and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. CH2M HILL will adopt SFAS 158 on December 31, 2007. SFAS 158 also requires plan assets and benefit obligations to be measured as of the balance sheet date beginning December 31, 2008. CH2M HILL is evaluating the impact that the adoption of SFAS 158 will have on its financial statements.

(2) SEGMENT INFORMATION

Certain financial information relating to the three months ended March 31, 2007 and 2006 for each segment is provided below (in thousands):

Three Months Ended March 31, 2007	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	263,494	370,915	324,682	—	959,091
Inter-segment sales	2,268	5,820	8,815	(16,903)	—
Equity in earnings of joint ventures and affiliated companies	5,267	160	75	—	5,502
Segment profit (loss)	7,794	14,810	(4,644)	(4,293)	13,667

Three Months Ended March 31, 2006	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$438,356	$299,882	$246,218	$—	$984,456
Inter-segment sales	2,892	5,258	7,960	(16,110)	—
Equity in earnings of joint ventures and affiliated companies	4,115	1,542	71	—	5,728
Segment profit (loss)	27,502	11,715	(30,499)	(3,576)	5,142

During the three months ended March 31, 2007, compared to the same period in 2006, the decrease in the Federal segment profit was due primarily to the completion of work associated with the Hurricane Katrina relief and cleanup effort.

During the three months ended March 31, 2006, the Industrial segment recognized a significant loss related to a manufacturing facility project.   This project experienced increased costs due to project delivery issues and increased commodity prices.  In addition, the clean up efforts required from Hurricane Katrina caused significant shortages in experienced craft laborers in the area and thus materially increased wage rates and reduced overall productivity.

(3) COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains and losses on equity investments and foreign currency translation gains and losses that have been reflected as a component of shareholders’ equity and have not impacted net income. The following table summarizes the components of comprehensive income for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$8,009	$3,106
Unrealized losses on equity investments and other	(398)	(1,122)
Foreign currency translation losses	(3,081)	(738)
Comprehensive income	$4,530	$1,246

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

The following table is a reconciliation of basic and diluted EPS for the three months ended March 31, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006

Numerator:
Net income	$8,009	$3,106

Denominator:
Basic income per share — weighted average shares outstanding	32,501	32,350
Dilutive effect of common stock equivalents	526	680
Diluted income per share — adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	33,027	33,030

Basic net income per common share	$0.25	$0.10
Diluted net income per common share	$0.24	$0.09

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

CH2M HILL’s interests in certain joint ventures are considered variable interest entities (VIE’s) under FASB Interpretation (FIN) No. 46 - revised, Consolidation of Variable Interest Entities (FIN 46(R)). CH2M HILL has classified entities identified as VIE’s into two groups, the first of which includes those entities that CH2M HILL has consolidated under the guidance of FIN 46(R), as CH2M HILL is considered the primary beneficiary, and the second group which includes those entities which CH2M HILL was not required to consolidate. As of March 31, 2007, the assets and liabilities of the identified VIE’s that were not consolidated were $202.3 million and $192.1 million, respectively, compared to $139.4 million and $131.4 million, respectively, at December 31, 2006.

For VIE’s where CH2M HILL is not the primary beneficiary and those entities which are not VIE’s, CH2M HILL accounts for its investments in affiliated unconsolidated companies using the equity method of accounting.  As of March 31, 2007 and December 31, 2006, the investments in unconsolidated affiliates were $34.8 million and $30.3 million, respectively. CH2M HILL’s proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies on the accompanying consolidated statements of income. In general, the equity investment in CH2M HILL’s joint ventures is equal to those entities’ undistributed earnings.

CH2M HILL has the following significant investments in affiliated unconsolidated companies accounted for under the equity method of accounting:

% Ownership
Domestic:
AGVIQ-CH2M HILL Joint Venture I	49.0%
AGVIQ-CH2M HILL Joint Venture II	49.0%
ATKINSON/CH2M HILL, Joint Venture	30.0%
CH2M HILL/TILDEN COIL Joint Venture	50.0%
CH2M HILL/URS Team, Joint Venture	50.0%
CH2M HILL/ VT Griffin, Joint Venture	49.0%
CH2M — WG Idaho, LLC	50.5%
Coastal Estuary Services, LLC	49.9%
Connecting Idaho Partners	49.0%
IAP—Hill, LLC	25.0%
Kaiser-Hill Company, LLC	50.0%
Kakivik Asset Management, LLC	33.0%
Milwaukee Transportation Partners, LLC	50.0%
MW/CH2M HILL, Joint Venture	50.0%
National Security Technologies, LLC	10.0%
OMI Caribe LLC	50.0%
OMI/Thames Water Stockton, Inc.	50.0%
Parsons CH2M HILL Program Management Consultants, Joint Venture	45.0%
Sargent & Lundy — CH2M HILL — Worley Parsons	33.3%
Stockton D/B Joint Venture	50.0%
Washington Closure, LLC	30.0%
Washington Group-IDC	28.0%
Foreign:
CH2M HILL BECA, Ltd.	50.0%
CH2M HILL/ Parsons, Joint Venture	50.0%
CH2M PB JV, Pte, Ltd.	50.0%
CHDE Water	50.0%
CHBM Water Joint Venture	50.0%
CLM Delivery Partner, Limited	37.5%
Golden Crossing Constructors, Joint Venture	33.3%
Maroochy Alliance Joint Venture	40.0%
OMI BECA, Ltd	50.0%

In the first quarter of 2005, CH2M HILL and Washington Group International formed a joint venture, CH2M-WG Idaho, LLC (CH2M-WG Idaho) of which CH2M HILL owns a 50.5% interest.  The contract is for the U.S. Department of Energy’s (DOE) cleanup of a federal nuclear facility located in Idaho.  During the three months ended March 31, 2007 and 2006, CH2M HILL recognized earnings from CH2M-WG Idaho of $2.5 million and $3.1 million, respectively.  CH2M HILL’s investment in CH2M HILL-WG Idaho as of March 31, 2007 was $18.1 million compared to $13.1 million as of December 31, 2006.

Summarized unaudited financial information for CH2M HILL’s unconsolidated affiliates for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
RESULTS OF OPERATIONS:
Revenue	$669,146	$258,260
Direct costs	(643,950)	(244,397)
Gross margin	25,196	13,863
General and administrative expenses	(850)	(2,823)
Operating income	24,346	11,040
Other income (expense), net	(420)	630
Net income	$23,926	$11,670

(6) GOODWILL AND INTANGIBLE ASSETS

Intangible assets with finite lives consist of the following (in thousands):

	Cost	Accumulated Amortization	Net finite-lived intangible assets
March 31, 2007

Contracts-in-place	$2,513	$(2,198)	$315
Contracted backlog	2,111	(1,684)	427
Non-compete agreements and other	1,596	(357)	1,239
Total finite-lived intangible assets	$6,220	$(4,239)	$1,981

December 31, 2006

Contracts-in-place	$26,594	$(26,173)	$421
Patents and trademarks	5,219	(5,219)	—
Contracted backlog	2,230	(2,088)	142
Non-compete agreements and other	807	(267)	540
Total finite-lived intangible assets	$34,850	$(33,747)	$1,103

All intangible assets are being amortized over their expected lives up to six years.  The amortization expense reflected in the accompanying consolidated statements of income was $0.2 million and $1.7 million for the three months ended March 31, 2007 and 2006, respectively.

Indefinite-lived intangible assets consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Goodwill	$42,781	$41,968
Tradename	20,326	20,326
Total indefinite-lived intangible assets	$63,107	$62,294

In the first quarter of 2007, CH2M HILL acquired a wastewater management company for $2.5 million.  The new acquisition will be reported in the Civil Infrastructure operating segment. CH2M HILL completed a preliminary purchase price allocation for this transaction based on a preliminary evaluation of the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. We may adjust this preliminary purchase price allocation based upon our final determination of the fair value of the assets acquired and liabilities assumed. Our final determination is not complete due to the short time frame since the acquisition.

During the first quarter of 2007, CH2M HILL recorded additional goodwill as a result of earn-out targets being achieved on an acquisition.

(7) LINE OF CREDIT

CH2M HILL is party to a credit agreement which provides for a $250.0 million revolving credit facility which expires on September 29, 2011. The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $100.0 million. While the credit agreement may be used for general corporate purposes and permitted acquisitions, it also provides that up to $200.0 million is available for the issuance of letters of credit to support various trade activities. At CH2M HILL’s option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender’s applicable base rate less a discount rate up to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. As of March 31, 2007, CH2M HILL had no outstanding borrowings on the credit agreement.

The credit agreement contains customary financial and other covenants, including minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a maximum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt, as well as customary limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of March 31, 2007, CH2M HILL was in compliance with the covenants required by the credit agreement.

At March 31, 2007, issued and outstanding letters of credit of $40.4 million were reserved against the borrowing base of the credit agreement, compared to $39.8 million at December 31, 2006.

(8) PROVISION FOR INCOME TAXES

CH2M HILL adopted the provisions of FIN 48 on January 1, 2007.  FIN 48 establishes a process to recognize and measure the impact of uncertainty associated with income tax positions.  For income tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  As a result of the implementation of FIN 48, CH2M HILL recorded a $1.4 million decrease in the liability for uncertain tax positions, which was accounted for as a cumulative effect of a change in accounting principle, increasing the January 1, 2007 retained earnings balance.  At the adoption date of January 1, 2007, CH2M HILL had $60.7 million (net of federal and state benefit) recorded as a liability for uncertain tax positions, which would all affect the effective tax rate if recognized.  At March 31, 2007, CH2M HILL had $61.5 million recorded as a liability for uncertain tax positions.

CH2M HILL recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of March 31, 2007 and January 1, 2007, CH2M HILL had approximately $14.0 million  and $12.6 million, respectively, of accrued interest and penalties related to uncertain tax positions.

CH2M HILL has presented a claim to the Internal Revenue Service (IRS) relating to research and experimentation tax credits for the years 1996 to 2003. The amount of the tax credits claimed is significant.  Although CH2M HILL is seeking resolution with the IRS, we only recognize tax benefits related to these credits for financial statement purposes when it is more likely than not that such benefits will be sustained. The ultimate amount to be realized and the timing of the recognition of the tax credits will depend upon the final resolution with the IRS.  Management believes that it is reasonably possible that CH2M HILL and the IRS will reach a resolution on this issue in the next 12 months, however the amount of the settlement cannot currently be estimated.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 1997.

(9) COMMITMENTS AND CONTINGENCIES

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

In January 2006, a subsidiary entered into a Deferred Prosecution Agreement (DPA) with the office of the United States Attorney for the District of Connecticut. The DPA relates to an investigation of a Clean Water Act (CWA) violation at two wastewater treatment facilities in Connecticut. Pursuant to the DPA, the subsidiary contributed $2.0 million to community projects and is taking other agreed upon steps to enhance our CWA compliance procedures at the two wastewater treatment facilities in Connecticut.  CH2M HILL is halfway through this agreement and is currently in full compliance. Provided CH2M HILL complies with its obligations under the DPA, the U.S. District Attorney for the District of Connecticut will recommend dismissal of all actions against the subsidiary in connection with this matter.  The violation is related to failure to comply with sampling and reporting requirements of the CWA and there is no evidence the violation resulted in harm to human health or the environment.

CH2M HILL has presented a claim to the IRS relating to the research and experimentation tax credits for the years 1996 to 2003. Although CH2M HILL is seeking resolution with the IRS, CH2M HILL only recognizes tax benefits related to these credits for financial statement purposes when it is more likely than not that such benefits will be sustained. The amount of the tax credits claimed is significant; however, the ultimate amount to be realized and the timing of the recognition of the tax credits will depend upon the final resolution with the IRS.

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

•     The source of our revenue and profits

•     Variations of revenue and profits from year to year

•     Cash sources and utilizations

•     The impact of the above on our overall financial condition

The capitalized terms used below have been defined in the notes to the consolidated financial statements. In the following text, the terms, “we,” “our,” “our company,” and “us” may refer to CH2M HILL.

The following discussion and information contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import and statements regarding our strategy, financial performance and operations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under Item 1A, Risk Factors (which is expressly incorporated herein by reference) of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 23, 2007. You should review this section in conjunction with our financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Overview

We are one of the largest engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operation, major project management and related technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we operate in approximately 100 countries and have over 17,000 employees worldwide.

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

We provide services to our clients through three operating segments — Federal, Civil Infrastructure and Industrial — which are aligned with the types of clients we serve. The structure provides for better decision making on an enterprise-wide basis. Our Federal segment generally provides a comprehensive range of services to the U.S. Federal government as well as services to international governments. Our Civil Infrastructure segment generally provides a comprehensive range of services to various state, local and provincial governments. Our Industrial segment generally provides a comprehensive range of services to private sector clients.

Results of Operations

Revenue and Pre-Tax Profit (Loss) of our Reportable Segments

Revenue and pre-tax profit (loss) for the three months ended March 31, 2007 and 2006 by operating segment were as follows (in millions):

Three Months Ended March 31, 2007 and 2006

	Revenue				Pre-Tax Profit (Loss)
	2007		2006		2007	2006
Federal	$263.5	27.5%	$438.4	44.5%	$7.8	$27.5
Civil Infrastructure	370.9	38.7%	299.9	30.5%	14.8	11.7
Industrial	324.7	33.8%	246.2	25.0%	(4.6)	(30.5)
Corporate	—	—	—	—	(4.3)	(3.6)
Total	$959.1	100.0%	$984.5	100.0%	$13.7	$5.1

Federal

Revenue decreased $174.9 million or 39.9% for the three months ended March 31, 2007, compared to the same period in the prior year.   The decrease was primarily due to the government facilities and infrastructure business substantially completing its work associated with the Hurricane Katrina relief and cleanup efforts.  In addition, the completion of the Mound project also contributed to this negative variance.  Partially offsetting the loss of revenue was an increase in the volume of environmental services work performed in North America and the work performed on the London Olympic project.

Pre-tax profit decreased $19.7 million or 71.6% for the three months ended March 31, 2007, compared to the same period in the prior year. The decrease in pre-tax profits was primarily associated with the decrease in revenue resulting from the completion of the Hurricane Katrina cleanup efforts and the Mound project as discussed above.

Civil Infrastructure

Revenue increased $71.0 million or 23.7% for the three months ended March 31, 2007, compared to the same period in the prior year.  Each of the businesses comprising the Civil Infrastructure operating segment reported a significant increase in revenue. The water business reported higher revenues due to an increase in several consulting and design build projects in North America and projects in international markets.  The North American consulting growth was primarily due to design and program management services for municipal clients in the northern and southeastern United States and Canada, while the design build growth was primarily due to water treatment projects in southern California and Hawaii.  The growth in our international markets was primarily due to projects in Australia, United Arab Emirates, Singapore and Iraq.  Our transportation business reported growth due to program management projects in the United States and Canada.  Our operations and maintenance business also reported an improvement in revenue compared to the same periods in the prior year primarily due to the new municipal operations projects in Georgia that began in December 2006.

Pre-tax profit increased $3.1 million or 26.5% for the three months ended March 31, 2007, compared to the same period in the prior year.  The increase was associated with our water and operations and maintenance businesses which experienced increased business volume and better long-term project performance.

Industrial

Revenue increased $78.5 million or 31.9% for the three months ended March 31, 2007, compared to the same period in the prior year.   This increase over last year’s revenue was primarily due to the significant growth in our power business driven primarily by two contracts with major utility companies.  In addition, our manufacturing and life sciences business reported an increase due to the continued progress on a major engineering, procurement and construction project in North Carolina that began operations in the second quarter last year.  Partially offsetting this favorable variance was the completion of a major manufacturing facility project in the southeastern United States.

Pre-tax loss improved $25.9 million or 84.9% for the three months ended March 31, 2007, compared to the same period in the prior year. This improvement was primarily due to the completion of a major manufacturing facility project, mentioned above, that had significant cost overruns in the prior year.  In addition, consulting work in the power business had higher operating margins compared to the same period in the prior year.

Equity in Earnings of Joint Ventures and Affiliated Companies

For the quarters ended March 31, 2007 and 2006, we reported total equity in earnings of joint ventures and affiliated companies of $5.5 million and $5.7 million, respectively.   The primary reason for the decrease was due to a $1.9 million decrease in the earnings of a water joint venture.  This was due to the fact that this project was substantially complete in the first quarter of 2007.   Partially offsetting this decrease was the work attributed to new joint ventures.

Corporate Expenses

Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax. Corporate expenses for the quarters ended March 31, 2007 were $4.3 million, compared to $3.6 million for the same period in the prior year.  The increase in expense for the three months ended March 31, 2007 compared to the same period in 2006 was due primarily to increased payroll costs.

Provision for Income Taxes

Our effective tax rate for the three months ended March 31, 2007 was 41.4% compared to 39.6% for the same period in the prior year.  Our effective tax rate continues to be higher than the U.S. statutory income tax rate of 35.0% due to the effect of state income taxes, non-deductible foreign net operating losses and disallowed portions of meals and entertainment expenses.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007.  FIN 48 establishes a process to recognize and measure the impact of uncertainty associated with income tax positions.  For income tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  As a result of the implementation of FIN 48, we recorded a $1.4 million decrease in the liability for uncertain tax positions, which was accounted for as a cumulative effect of a change in accounting principle, increasing the January 1, 2007 retained earnings balance.  At the adoption date of January 1, 2007, we had $60.7 million (net of federal and state benefit) recorded as a liability for uncertain tax positions, which would all affect our effective tax rate if recognized.  At March 31, 2007, we had $61.5 million recorded as a liability for uncertain tax positions.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  As of March 31, 2007 and January 1, 2007, we had approximately $14.0 million  and $12.6 million, respectively, of accrued interest and penalties related to uncertain tax positions.

We have presented a claim to the Internal Revenue Service (IRS) relating to the research and experimentation tax credits for the years 1996 to 2003. The amount of the tax credits claimed is significant.  Although we are seeking resolution with the IRS, we only recognize tax benefits related to these credits for financial statement purposes when it is more likely than not that such benefits will be sustained. The ultimate amount to be realized and the timing of the recognition of the tax credits will depend upon the final resolution with the IRS.  Management believes that it is reasonably possible that CH2M HILL and the IRS will reach a resolution on this issue in the next 12 months, however the amount of the settlement cannot currently be estimated.

With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 1997.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving line of credit. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and repurchases of stock presented on our internal market. During the three months ended March 31, 2007, our operating cash flows increased $72.6 million compared to the same period in the prior year.  This increase was primarily due to a decrease in work in process that was associated with the substantial completion of the work associated with the Hurricane Katrina relief and cleanup efforts.  These increases in operating cash flows were partially offset by the decrease in distributed earnings from unconsolidated affiliates due to a large payout received from Kaiser-Hill Company, LLC in the first quarter last year for the Rocky Flats Closure Project in Golden, Colorado.

Billings and collections on accounts receivable can impact our operating cash flows. We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at March 31, 2007, we have deemed the allowance for doubtful accounts to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, the timing of the receipt of cash may impact our ability to meet our operating needs.

We are a professional services organization and, therefore, we do not require significant outflows of cash for capital expenditures. Our capital expenditures are primarily for office equipment and leasehold improvements. Capital expenditures during the three months ended March 31, 2007 and 2006 were $5.0 million and $2.4 million, respectively. We have a formal operating lease program under which most of our computers and related equipment is procured on an ongoing basis.

We used $12.8 million and $10.1 million in cash for repurchases of stock presented on our internal market during the three months ended March 31, 2007 and 2006, respectively.

We are party to a credit agreement which provides for a $250.0 million revolving credit facility which expires on September 29, 2011.  The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $100.0 million.  While the credit agreement may be used for general corporate purposes and permitted acquisitions, it also provides that up to $200.0 million is available for the issuance of letters of credit to support various trade activities. At our option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender’s applicable base rate less a discount rate up to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.  As of March 31, 2007, we had no outstanding borrowings on the credit agreement.

It is likely, but uncertain, that we will utilize our credit agreement periodically during 2007 depending on the timing of cash receipts and disbursements.

The credit agreement contains customary financial and other covenants, including minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a maximum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt, as well as customary limitation on other indebtedness, liens, acquisitions, mergers and dispositions.  The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of March 31, 2007, we were in compliance with the covenants required by the credit agreement.

At March 31, 2007 and December 31, 2006, issued and outstanding letters of credit of $40.4 million and $39.8 million were reserved against the borrowing base of the credit agreement, respectively.

Based on our total cash and credit capacity at March 31, 2007 of $355.4 million, we believe we have sufficient resources to fund our operations, anticipated capital expenditure requirements, as well as repurchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.

The following table reflects our available capacity as of March 31, 2007 (in millions):

Cash on hand		$89.9
Available for sale securities		55.9
Line of credit capacity	$250.0
Issued letters of credit	(40.4)
Net credit capacity available		209.6
Total capacity		$355.4

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

We have interests in multiple joint ventures, some of which are considered variable interest entities under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN46 (R)). These entities facilitate the completion of contracts that are jointly owned with our joint venture partners. These joint ventures are formed to leverage the skills of the respective partners and include consulting, construction, design, project management and operations and maintenance contracts. Our risk of loss on joint ventures is similar to what the risk of loss would be if the project was self-performed, other than the fact that the risk is shared with our partners.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we believe are most critical to the understanding of our financial condition and results of operations and require complex management judgment are summarized below. Further detail and information regarding our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

In addition, the calculation of our income tax benefits involves dealing with uncertainties in the application of complex tax regulations. For income tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

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

Recently Adopted Accounting Standards

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155), which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as one if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event effective January 1, 2007.  The adoption of SFAS 155 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FIN 48, which is effective beginning on January 1, 2007. FIN 48 establishes a process to measure the impact of uncertainty associated with an income tax position. Under FIN 48, the effect of an income tax position on the income tax provision must be recognized at the amount that is more likely than not to be sustained upon examination by the relevant taxing authority. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Under our previous policy, we recognized tax positions to the extent they were probable of being sustained. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $1.4 million decrease in the liability for uncertain provisions, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. See Footnote 8 to the accompanying financial statements contained in Item 1, Financial Information for further discussion of the impact of adopting FIN 48.

Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes additional disclosure requirements designed to facilitate comparison between companies that choose different measurement attributes for similar type assets and liabilities. SFAS 159 is effective for us beginning January 1, 2008.  We are evaluating the potential impact that SFAS 159 may have on our financial statements, if any.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of SFAS No. 87, 88, 106 and 132(R) (SFAS 158), which requires employers to recognize the funded status of pension and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. We will adopt SFAS 158 on December 31, 2007. SFAS 158 also requires plan assets and benefit obligations to be measured as of the balance sheet date beginning December 31, 2008. We are evaluating the impact that the adoption of SFAS 158 will have on our financial statements.

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

Interest rates.   Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and building lease agreements that call for monthly lease payments at a variable interest rate. Historically, we have used short-term variable rate borrowings under the unsecured revolving credit agreement on a limited basis. There were no amounts outstanding under the unsecured revolving credit agreement at March 31, 2007. Our variable lease payments on the building lease agreements are estimated to be approximately $0.2 million per month, based on current interest rates. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table covers the purchases of our securities by CH2M HILL during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January (a)	3,458	$18.75	—	—
February	—	—	—	—
March (b)	499,173	19.63	—	—
Total	502,631	19.62	—	—

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

CH2M HILL Companies, Ltd.

Date: May 4, 2007	/s/ SAMUEL H. IAPALUCCI
Samuel H. Iapalucci
Executive Vice President and Chief Financial Officer

/s/ JOANN SHEA
JoAnn Shea
Vice President and Chief Accounting Officer

Index of Exhibits

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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