Form 10-Q
period 2007-06-30
CH2M HILL COMPANIES LTD
filed 2007-08-07
CIK 777491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2007 was 32,830,305.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$105,793	$105,205
Available-for-sale securities	4,047	30,898
Receivables, net:
Client accounts	469,047	449,790
Unbilled revenue	351,139	389,039
Other	7,183	6,171
Income tax receivable	13,129	—
Deferred income taxes	40,300	38,968
Prepaid expenses and other assets	38,748	28,248
Total current assets	1,029,386	1,048,319
Investments in unconsolidated affiliates	37,129	30,305
Property, plant and equipment, net	36,695	32,244
Goodwill	43,029	41,968
Intangible assets, net	21,850	21,429
Deferred income taxes	62,395	59,788
Other assets, net	51,902	45,488

Total assets	$1,282,386	$1,279,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$223	$390
Accounts payable and accrued subcontractor costs	310,266	322,104
Billings in excess of revenue	173,522	147,755
Accrued payroll and employee related liabilities	185,155	179,676
Income tax payable	—	58,429
Other accrued liabilities	74,257	72,253
Total current liabilities	743,423	780,607
Long-term employee related liabilities and other	136,043	132,661
Long-term debt	178	236

Total liabilities	879,644	913,504

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, Class A $0.02 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 32,820,489 and 32,109,200 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	328	321
Additional paid-in capital	49,009	46,330
Retained earnings	362,693	328,559
Accumulated other comprehensive loss	(9,288)	(9,173)
Total shareholders’ equity	402,742	366,037

Total liabilities and shareholders’ equity	$1,282,386	$1,279,541

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Gross revenue	$1,000,755	$1,021,099	$1,959,846	$2,005,555
Operating expenses:
Direct cost of services and overhead	(799,507)	(839,046)	(1,560,722)	(1,662,499)
General and administrative	(185,483)	(171,086)	(376,790)	(332,348)

Operating income	15,765	10,967	22,334	10,708

Other income (expense):
Equity in earnings of joint ventures and affiliated companies	6,740	7,630	12,242	13,358
Interest income	1,012	461	2,744	1,052
Interest expense	(144)	(879)	(280)	(1,797)
Income before provision for income taxes	23,373	18,179	37,040	23,321
Benefit (provision) for income taxes	1,312	(7,040)	(4,346)	(9,076)
Net income	$24,685	$11,139	$32,694	$14,245

Net income per common share:
Basic	$0.75	$0.34	$1.00	$0.44
Diluted	$0.74	$0.33	$0.98	$0.43
Weighted average number of common shares:
Basic	32,916,549	32,730,455	32,708,901	32,540,105
Diluted	33,479,231	33,359,646	33,254,136	33,179,423

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$32,694	$14,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,814	7,203
Stock-based employee compensation expense	21,702	15,877
Loss on disposal of property, plant and equipment	864	124
Allowance for uncollectible accounts	2,468	590
Deferred income taxes	(4,160)	882
Distributed (undistributed) earnings of unconsolidated affiliates, net	(2,399)	81,738
Change in operating assets and liabilities, net of business acquired:
Receivables and unbilled revenue	13,582	(88,802)
Prepaid expenses and other	(17,261)	(10,747)
Accounts payable and accrued subcontractor costs	(11,717)	(60,968)
Billings in excess of revenue	26,461	58,532
Employee related liabilities	5,849	13,887
Other accrued liabilities	2,123	6,421
Current taxes payable	(70,118)	(52,132)
Long term liabilities and other	3,382	13,909
Net cash provided by operating activities	9,284	759

Cash flows from investing activities:
Capital expenditures	(9,604)	(5,257)
Acquisition and earnout payments, net of cash acquired	(3,069)	(1,238)
Investments in affiliates, net of distributions of capital received	(4,982)	(14,109)
Purchases of available-for-sale investments	(162,365)	(43,065)
Proceeds from sale of available-for-sale investments	189,955	43,065
Net cash provided by (used in) investing activities	9,935	(20,604)

Cash flows used in financing activities:
Borrowings on line of credit	—	420,000
Payments on line of credit and long-term debt	(225)	(410,929)
Repurchases and retirements of stock	(21,134)	(20,058)
Excess tax benefits from stock-based compensation	1,895	1,639
Net cash used in financing activities	(19,464)	(9,348)

Effect of exchange rates on cash	833	2,525

Increase (decrease) in cash and cash equivalents	588	(26,668)

Cash and cash equivalents, beginning of period	105,205	66,494

Cash and cash equivalents, end of period	$105,793	$39,826

Supplemental disclosures:
Cash paid for interest	$206	$1,414
Cash paid for income taxes	$79,002	$60,338

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

Shareholders’ Equity

The significant changes in shareholders’ equity for the six months ended June 30, 2007 are as follows (in thousands):

	Shares	Amount
Shareholders’ Equity, December 31, 2006	32,109	$366,037
Net income	—	32,694
Cumulative effect of change in accounting principle	—	1,440
Shares issued in connection with stock-based compensation and employee benefit plans	1,429	17,698
Shares purchased and retired	(718)	(15,012)
Other comprehensive loss	—	(115)
Shareholders’ Equity, June 30, 2007	32,820	$402,742

For a detailed discussion on the cumulative effect of the change in accounting principle relating to the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (FIN 48), see “Recently Adopted Accounting Standards” below.

Stock-Based Compensation Plans

CH2M HILL accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) using the prospective method, under which prior periods are not revised for comparative purposes. CH2M HILL adopted SFAS 123(R) on January 1, 2006.  Under the prospective method, the provisions of SFAS 123(R) apply to new grants on or after January 1, 2006. CH2M HILL measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2007 was $4.50 and $4.44, respectively, compared to $3.59 and $3.61, respectively, for the same periods in the prior year.

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

The total compensation cost recognized for share-based payments during the three and six months ended June 30, 2007 was $0.5 million and $0.8 million, respectively, compared to $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2006.

Recently Adopted Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (FIN 48), which is effective beginning on January 1, 2007.  FIN 48 establishes a process to measure the impact of uncertainty associated with an income tax position. Under FIN 48, the effect of an income tax position on the income tax provision must be recognized at the amount that is more likely than not to be sustained upon examination by the relevant taxing authority. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Under CH2M HILL’s previous policy, tax positions were recognized to the extent they were probable of being sustained. CH2M HILL adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1.4 million decrease in the liability for uncertain tax positions, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. See Footnote 8 for further discussion of the impact of adopting FIN 48.

Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date.  SFAS 159 also establishes additional disclosure requirements designed to facilitate comparison between companies that choose different measurement attributes for similar type assets and liabilities. SFAS 159 is effective for CH2M HILL beginning January 1, 2008.  CH2M HILL is evaluating the potential impact that SFAS 159 may have on its financial statements.

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

(2) SEGMENT INFORMATION

Certain financial information relating to the three and six months ended June 30, 2007 and 2006 for each segment is provided below (in thousands):

Three Months Ended June 30, 2007	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	303,275	379,099	318,381	—	1,000,755
Inter-segment sales	2,121	7,455	8,328	(17,904)	—
Equity in earnings of joint ventures and affiliated companies	5,746	904	90	—	6,740
Segment profit (loss)	16,849	16,334	(3,641)	(6,169)	23,373

Three Months Ended June 30, 2006	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	408,098	335,376	277,625	—	1,021,099
Inter-segment sales	3,097	4,275	7,019	(14,391)	—
Equity in earnings of joint ventures and affiliated companies	4,095	3,355	180	—	7,630
Segment profit (loss)	28,972	21,011	(26,089)	(5,715)	18,179

Six Months Ended June 30, 2007	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	566,769	750,014	643,063	—	1,959,846
Inter-segment sales	4,389	13,275	17,143	(34,807)	—
Equity in earnings of joint ventures and affiliated companies	11,013	1,065	164	—	12,242
Segment profit (loss)	24,643	31,144	(8,285)	(10,462)	37,040

Six Months Ended June 30, 2006	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	846,454	635,258	523,843	—	2,005,555
Inter-segment sales	5,989	9,533	14,979	(30,501)	—
Equity in earnings of joint ventures and affiliated companies	8,210	4,897	251	—	13,358
Segment profit (loss)	56,474	32,726	(56,588)	(9,291)	23,321

During the three and six months ended June 30, 2007, compared to the same period in 2006, the decrease in the Federal segment profit was due primarily to the completion of work associated with the Hurricane Katrina relief and cleanup effort.

During the three and six months ended June 30, 2006, the Industrial segment recognized a significant loss related to a manufacturing facility project.   This project experienced increased costs due to project delivery issues and increased commodity prices.  In addition, the clean up efforts required from Hurricane Katrina caused significant shortages in experienced craft laborers in the area and thus materially increased wage rates and reduced overall productivity.

(3) COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains and losses on equity investments and foreign currency translation gains and losses that have been reflected as a component of shareholders’ equity and have not impacted net income. The following table summarizes the components of comprehensive income for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$24,685	$11,139	$32,694	$14,245
Unrealized gains (losses) on equity investments and other	544	(1,049)	146	(2,171)
Foreign currency translation gains (losses)	2,820	2,309	(261)	1,571
Comprehensive income	$28,049	$12,399	$32,579	$13,645

(4) EARNINGS PER SHARE

Basic earnings per share (EPS) excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents, which consist primarily of stock options, and is computed using the weighted-average number of shares and common stock equivalents outstanding during the period.

The following table is a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Numerator:
Net income	$24,685	$11,139	$32,694	$14,245

Denominator:
Basic income per share – weighted average shares outstanding	32,917	32,730	32,709	32,540
Dilutive effect of common stock equivalents	562	629	545	639
Diluted income per share – adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	33,479	33,359	33,254	33,179

Basic net income per common share	$0.75	$0.34	$1.00	$0.44
Diluted net income per common share	$0.74	$0.33	$0.98	$0.43

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

CH2M HILL’s interests in certain joint ventures are considered variable interest entities (VIE’s) under FASB Interpretation (FIN) No. 46 - revised, Consolidation of Variable Interest Entities (FIN 46(R)). CH2M HILL has classified entities identified as VIE’s into two groups, the first of which includes those entities that CH2M HILL has consolidated under the guidance of FIN 46(R), as CH2M HILL is considered the primary beneficiary, and the second group which includes those entities which CH2M HILL was not required to consolidate. As of June 30, 2007, the assets and liabilities of the identified VIE’s that were not consolidated were $195.7 million and $186.6 million, respectively, compared to $139.4 million and $131.4 million, respectively, at December 31, 2006.

For VIE’s where CH2M HILL is not the primary beneficiary and those entities which are not VIE’s, CH2M HILL accounts for its investments in affiliated unconsolidated companies using the equity method of accounting.  As of June 30, 2007 and December 31, 2006, the investments in unconsolidated affiliates were $37.1 million and $30.3 million, respectively. CH2M HILL’s proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies on the accompanying consolidated statements of income. In general, the equity investment in CH2M HILL’s joint ventures is equal to those entities’ undistributed earnings.

CH2M HILL has the following significant investments in affiliated unconsolidated companies accounted for under the equity method of accounting:

% Ownership
Domestic:
AGVIQ-CH2M HILL Joint Venture I	49.0%
AGVIQ-CH2M HILL Joint Venture II	49.0%
ATKINSON/CH2M HILL, Joint Venture	30.0%
CH2M HILL/TILDEN COIL Joint Venture	50.0%
CH2M HILL/URS Team, Joint Venture	50.0%
CH2M HILL/ VT Griffin, Joint Venture	49.0%
CH2M - WG Idaho, LLC	50.5%
Coastal Estuary Services, LLC	49.9%
Connecting Idaho Partners	49.0%
IAP - Hill, LLC	25.0%
Kaiser-Hill Company, LLC	50.0%
Kakivik Asset Management, LLC	33.0%
Milwaukee Transportation Partners, LLC	50.0%
MW/CH2M HILL, Joint Venture	50.0%
National Security Technologies, LLC	10.0%
OMI Caribe LLC	50.0%
OMI/Thames Water Stockton, Inc.	50.0%
Parsons CH2M HILL Program Management Consultants, Joint Venture	45.0%
Sargent & Lundy - CH2M HILL - Worley Parsons	33.3%
Stockton D/B Joint Venture	50.0%
Washington Closure, LLC	30.0%
Washington Group-IDC	28.0%
Foreign:
CH2M HILL BECA, Ltd.	50.0%
CH2M HILL/ Parsons, Joint Venture	50.0%
CH2M PB JV, Pte, Ltd.	50.0%
CHDE Water	50.0%
CHBM Water Joint Venture	50.0%
CLM Delivery Partner, Limited	37.5%
Golden Crossing Constructors, Joint Venture	33.3%
Maroochy Alliance Joint Venture	40.0%
OMI BECA, Ltd	50.0%

In the first quarter of 2005, CH2M HILL and Washington Group International formed a joint venture, CH2M-WG Idaho, LLC (CH2M-WG Idaho) of which CH2M HILL owns a 50.5% interest.  The contract is for the U.S. Department of Energy’s (DOE) cleanup of a federal nuclear facility located in Idaho.  During the three and six months ended June 30, 2007, CH2M HILL recognized earnings from CH2M-WG Idaho of $3.3 million and $5.8 million, respectively, compared to $2.7 and $5.7, respectively, for the same periods in the prior year.  CH2M HILL’s investment in CH2M HILL-WG Idaho as of June 30, 2007 was $19.9 million compared to $13.1 million as of December 31, 2006.

Summarized unaudited financial information for CH2M HILL’s unconsolidated affiliates for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
RESULTS OF OPERATIONS:
Revenue	$427,453	$366,342	$1,096,599	$624,602
Direct costs	(407,966)	(348,048)	(1,051,916)	(592,445)
Gross margin	19,487	18,294	44,683	32,157
General and administrative expenses	(2,259)	(2,965)	(3,109)	(5,788)
Operating income	17,228	15,329	41,574	26,369
Other income, net	1,489	2,046	1,069	2,676
Net income	$18,717	$17,375	$42,643	$29,045

(6) GOODWILL AND INTANGIBLE ASSETS

Intangible assets with finite lives consist of the following (in thousands):

	Cost	Accumulated Amortization	Net finite-lived intangible assets
June 30, 2007

Contracts-in-place	$2,513	$(2,303)	$210
Contracted backlog	2,314	(1,723)	591
Non-compete agreements and other	1,053	(330)	723
Total finite-lived intangible assets	$5,880	$(4,356)	$1,524

December 31, 2006

Contracts-in-place	$26,594	$(26,173)	$421
Patents and trademarks	5,219	(5,219)	—
Contracted backlog	2,230	(2,088)	142
Non-compete agreements and other	807	(267)	540
Total finite-lived intangible assets	$34,850	$(33,747)	$1,103

All intangible assets are being amortized over their expected lives up to six years.  The amortization expense reflected in the accompanying consolidated statements of income was $0.2 million and $1.3 million for the three months ended June 30, 2007 and 2006, respectively, and $0.4 million and $3.0 million for the six months ended June 30, 2007, and 2006, respectively.

Indefinite-lived intangible assets consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Goodwill	$43,029	$41,968
Tradename	20,326	20,326
Total indefinite-lived intangible assets	$63,355	$62,294

In the first quarter of 2007, CH2M HILL acquired a wastewater management company for $2.5 million.  The acquisition is reported in the Civil Infrastructure operating segment. CH2M HILL completed a preliminary purchase price allocation for this transaction based on a preliminary evaluation of the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed.

During the first quarter of 2007, CH2M HILL recorded additional goodwill as a result of earn-out targets being achieved on a prior acquisition.

(7) LINE OF CREDIT

CH2M HILL is party to a credit agreement which provides for a $250.0 million revolving credit facility which expires on September 29, 2011.  The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $100.0 million.  While the credit agreement may be used for general corporate purposes and permitted acquisitions, it also provides that up to $200.0 million is available for the issuance of letters of credit to support various trade activities. At CH2M HILL’s option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender’s applicable base rate less a discount rate up to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. As of June 30, 2007, CH2M HILL had no outstanding borrowings on the credit agreement.

The credit agreement contains customary financial and other covenants, including minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a maximum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt, as well as customary limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of June 30, 2007, CH2M HILL was in compliance with the covenants required by the credit agreement.

At June 30, 2007, issued and outstanding letters of credit of $53.5 million were reserved against the borrowing base of the credit agreement, compared to $39.8 million at December 31, 2006.

(8) PROVISION FOR INCOME TAXES

In June 2007, CH2M HILL reached a settlement on research and experimentation tax credits with the Internal Revenue Service (IRS) for certain tax years.  This settlement resulted in the recognition of net tax benefits of $8.7 million as a discrete item in the second quarter and $1.0 million in the calculation of the current year effective tax rate. In addition, CH2M HILL realized a $1.8 million tax benefit as a discrete item in the second quarter relating to a loss taken on an operations and maintenance joint venture.

CH2M HILL adopted the provisions of FIN 48 on January 1, 2007.  FIN 48 establishes a process to recognize and measure the impact of uncertainty associated with income tax positions.  For income tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  As a result of the implementation of FIN 48, CH2M HILL recorded a $1.4 million decrease in the liability for uncertain tax positions, which was accounted for as a cumulative effect of a change in accounting principle, increasing the January 1, 2007 retained earnings balance.  At the adoption date of January 1, 2007, CH2M HILL had $60.7 million (net of federal and state benefit) recorded as a liability for uncertain tax positions, which would all affect the effective tax rate if recognized.  At June 30, 2007, CH2M HILL had $9.6 million recorded as a liability for uncertain tax positions.  This significant decrease in the liability for uncertain tax positions was a result of the settlement of the research and experimentation tax credits discussed above.

CH2M HILL recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2007 and January 1, 2007, CH2M HILL had approximately $1.6 million and $12.6 million, respectively, of accrued interest and penalties related to uncertain tax positions.

With few exceptions, CH2M HILL is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 2000.

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

In January 2006, a subsidiary entered into a Deferred Prosecution Agreement (DPA) with the office of the United States Attorney for the District of Connecticut. The DPA relates to an investigation of a Clean Water Act (CWA) violation at two wastewater treatment facilities in Connecticut. Pursuant to the DPA, the subsidiary contributed $2.0 million to community projects and is taking other agreed upon steps to enhance our CWA compliance procedures at the two wastewater treatment facilities in Connecticut.  CH2M HILL is halfway through this agreement and is currently in full compliance. Provided CH2M HILL complies with its obligations under the DPA through January 2008, the U.S. District Attorney for the District of Connecticut will recommend dismissal of all actions against the subsidiary in connection with this matter.  The violation is related to failure to comply with sampling and reporting requirements of the CWA and there is no evidence the violation resulted in harm to human health or the environment.

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

Overview

We are one of the largest engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operation, project management and related technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we operate in approximately 100 countries and have over 17,000 employees worldwide.

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

Results of Operations

Revenue and Pre-Tax Profit (Loss) of our Reportable Segments

Revenue and pre-tax profit (loss) for the three and six months ended June 30, 2007 and 2006 by operating segment were as follows (in millions):

Three Months Ended June 30, 2007 and 2006

	Revenue				Pre-Tax Profit (Loss)
	2007		2006		2007	2006
Federal	$303.3	30.3%	$408.1	40.0%	$16.8	$29.0
Civil Infrastructure	379.1	37.9%	335.4	32.8%	16.3	21.0
Industrial	318.4	31.8%	277.6	27.2%	(3.6)	(26.1)
Corporate	—	—	—	—	(6.1)	(5.7)
Total	$1,000.8	100%	$1,021.1	100.0%	$23.4	$18.2

Six Months Ended June 30, 2007 and 2006

	Revenue				Pre-Tax Profit (Loss)
	2007		2006		2007	2006
Federal	$566.8	28.9%	$846.5	42.2%	$24.6	$56.5
Civil Infrastructure	750.0	38.3%	635.3	31.7%	31.1	32.7
Industrial	643.1	32.8%	523.8	26.1%	(8.3)	(56.6)
Corporate	—	—	—	—	(10.4)	(9.3)
Total	$1,959.9	100.0%	$2,005.6	100.0%	$37.0	$23.3

Federal

Revenue decreased for the three and six months ended June 30, 2007, compared to the same periods in the prior year by $104.8 million or 25.7% and $279.7 million or 33.0%, respectively.   The decrease was primarily due to the completion of work associated with the Hurricane Katrina relief and cleanup efforts.  In addition, the completion in July 2006 of the Mound Nuclear Closure Project also contributed to this negative variance.  Partially offsetting the loss of revenue was an increase in the volume of environmental services work and work performed for the London Olympic Delivery Authority.

Pre-tax profit decreased for the three and six months ended June 30, 2007, compared to the same period in the prior year by $12.2  million or 42.1% and $31.9 million or 56.5%, respectively.  The decrease in pre-tax profits was primarily associated with the decrease in revenue resulting from the completion of the Hurricane Katrina cleanup efforts and the Mound project as discussed above.  Partially offsetting this negative variance was a large nuclear project in Washington state which achieved early completion of milestones.

Civil Infrastructure

Revenue increased for the three and six months ended June 30, 2007, compared to the same periods in the prior year by $43.7 million or 13.0% and $114.7 million or 18.1%, respectively. The increase was attributable to continued growth in our water business from both consulting and design build projects.  North American consulting growth was primarily due to design and program management services for municipal clients in the eastern United States and Canada, while the design build growth was primarily due to water treatment projects in southern California and Hawaii.  The growth in our international markets was primarily due to water projects in Australia, United Arab Emirates, Singapore and Iraq.  We also reported increased revenue compared to the same periods in the prior year due to transportation program management projects in the United States and Canada.  Our operations and maintenance business also reported an improvement in revenue for the three months ended June 30, 2007 compared to the same periods in the prior year primarily due to the new municipal operations projects in Georgia that began in December 2006.

Pre-tax profit decreased for the three and six months ended June 30, 2007, compared to the same periods in the prior year by $4.7 million or 22.4% and $1.6 million or 4.9%, respectively.  The decrease was partially due to higher business development costs incurred in North America and higher than expected costs on international water design build projects and transportation full service construction projects. Partially offsetting this decrease was an increase in profits in the operations management business as a result of our city services work which began in December 2006.

Industrial

Revenue increased for the three and six months ended June 30, 2007, compared to the same periods in the prior year by $40.8 million or 14.7% and $119.3 million or 22.8%, respectively.  This increase over last year was primarily due to the significant growth in our power business driven primarily by two contracts with major utility companies.  In addition, we reported an increase due to the continued progress on a major engineering, procurement and construction project for a manufacturing facility in North Carolina that began operations in the second quarter of last year.  Electronics and advanced technology experienced growth attributable to a large international design build project in the cleanroom division that began late in 2006.   Partially offsetting this favorable variance was the completion in December 2006 of a major manufacturing facility project in the southeastern United States.

Pre-tax loss improved for the three and six months ended June 30, 2007 compared to the same periods in the prior year by $22.5 million or 86.2% and $48.3 million or 85.3%, respectively.  This improvement was primarily due to the completion of a major manufacturing facility project, mentioned above, that had significant cost overruns in the prior year.  In addition, consulting work in the power business had higher operating margins compared to the same period in the prior year.  Partially offsetting this favorable variance were write downs on wireless construction work in North America and India on a communications project.

Equity in Earnings of Joint Ventures and Affiliated Companies

For the three and six months ended June 30, 2007 we reported total equity in earnings of joint ventures and affiliated companies of $6.7 million and $12.2 million, respectively.   For the three and six months ended June 30, 2006, we reported total equity in earnings of joint ventures and affiliated companies of $7.6 million and $13.4 million, respectively.  This decrease is primarily attributable to an operations and maintenance joint venture on the west coast which experienced cost increases from the prior year.  Partially offsetting this loss were increased profits on an environmental joint venture in Louisiana which successfully negotiated a change order with its client as well as a new nuclear joint venture which began in 2007.

Corporate Expenses

Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax. Corporate expenses for the three and six months ended June 30, 2007 were $6.1 million and $10.4 million, respectively, compared to $5.7 million and $9.3 million for the same periods in the prior year.  The slight increase in expense for the three and six months ended June 30, 2007 compared to the same periods in the prior year was due primarily to strategic initiatives undertaken in the current year.

Provision for Income Taxes

Our effective tax rate for the three months ended June 30, 2007 was a benefit of 5.6% compared to a provision of 38.7% for the same period in the prior year.  The tax rate for the six months ended June 30, 2006 was 11.7% compared to 38.9% for the same period in the prior year. This effective tax rate was positively impacted by the settlement of our research and experimentation tax credits with the Internal Revenue Service (IRS) for certain tax years.  This settlement resulted in the recognition of net tax benefits of $8.7 million as a discrete item in the second quarter and $1.0 million in the calculation of the current year effective tax rate.  Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses and disallowed portions of meals and entertainment expenses. In addition, CH2M HILL realized a $1.8 million tax benefit as a discrete item in the second quarter relating to a loss taken on an operations and maintenance joint venture.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for

Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007.  FIN 48 establishes a process to recognize and measure the impact of uncertainty associated with income tax positions.  For income tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  As a result of the implementation of FIN 48, we recorded a $1.4 million decrease in the liability for uncertain tax positions, which was accounted for as a cumulative effect of a change in accounting principle, increasing the January 1, 2007 retained earnings balance.  At the adoption date of January 1, 2007, we had $60.7 million (net of federal and state benefit) recorded as a liability for uncertain tax positions, which would all affect our effective tax rate if recognized.  At June 30, 2007, we had $9.6 million recorded as a liability for uncertain tax positions.  This significant decrease in the liability for uncertain tax positions was a result of the settlement of the research and experimentation tax credits discussed above.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 30, 2007 and January 1, 2007, we had approximately $1.6 million and $12.6 million, respectively, of accrued interest and penalties related to uncertain tax positions.

With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 2000.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving line of credit. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and repurchases of stock presented on our internal market. During the six months ended June 30, 2007, our operating cash flows increased $8.5 million compared to the same period in the prior year.  This increase was primarily due to the collection of receivables and work in process associated with the substantial completion of the work associated with the Hurricane Katrina relief and cleanup efforts as well as various other large projects.  These increases in operating cash flows from the prior year were partially offset by the decrease in distributed earnings from unconsolidated affiliates due to a large cash distribution from Kaiser-Hill Company, LLC in the first quarter last year for the Rocky Flats Closure Project.

Billings and collections on accounts receivable can impact our operating cash flows. We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at June 30, 2007, we have deemed the allowance for doubtful accounts to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, the timing of the receipt of cash may impact our ability to meet our operating needs.

We are a professional services organization and, therefore, we do not require significant outflows of cash for capital expenditures. Our capital expenditures are primarily for office equipment and leasehold improvements. Capital expenditures during the six months ended June 30, 2007 and 2006 were $9.6 million and $5.3 million, respectively. We have a formal operating lease program under which most of our computers and related equipment is procured on an ongoing basis.

We used $21.1 million and $20.1 million in cash for repurchases of stock presented on our internal market during the six months ended June 30, 2007 and 2006, respectively.

We are party to a credit agreement which provides for a $250.0 million revolving credit facility which expires on September 29, 2011.  The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $100.0 million.  While the credit agreement may be used for general corporate purposes and permitted acquisitions, it also provides that up to $200.0 million is available for the issuance of letters of credit to support various trade activities. At our option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender’s applicable base rate less a discount rate up to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization, as defined.  As of June 30, 2007, we had no outstanding borrowings on the credit agreement.  We are in the process of renegotiating the terms of this facility to increase our borrowing capacity that we may need to support a pending acquisition.  The new credit facility will only come into effect if we close the proposed transaction.

The credit agreement contains customary financial and other covenants, including minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a maximum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt, as well as customary limitations on other indebtedness, liens, acquisitions, mergers and dispositions.  The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of June 30, 2007, we were in compliance with the covenants required by the credit agreement.

At June 30, 2007 and December 31, 2006, issued and outstanding letters of credit of $53.5 million and $39.8 million were reserved against the borrowing base of the credit agreement, respectively.

The following table reflects our available capacity as of June 30, 2007 (in millions):

Cash on hand		$105.8
Available for sale securities		4.0
Line of credit capacity	$250.0
Issued letters of credit	(53.5)
Net credit capacity available		196.5
Total capacity		$306.3

Based on our total cash and credit capacity at June 30, 2007 of $306.3 million, we believe we have sufficient resources to fund our operations, anticipated capital expenditure requirements, as well as repurchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.

On June 15, 2007, we entered into an agreement to acquire, through a stock acquisition, substantially all of the operating business of VECO Corporation, a privately-held corporation headquartered in Anchorage, Alaska.  VECO provides engineering, construction and field support services with over 4,000 employees and major operations in Alaska, western Canada, the United States, Russia and the Middle East.  VECO currently provides services to the energy, resource and process industries.  The purchase price for the VECO business is estimated to be approximately $380 million, including the assumption of certain liabilities.  The acquisition is expected to be financed with cash, stock and debt, which we expect to fund primarily with borrowings under our revolving credit facility.  The closing is subject to customary conditions, consents and approvals.

Off-Balance Sheet Arrangements

We are party to three lease agreements related to our corporate headquarters and three adjacent buildings. One of the lease agreements calls for monthly lease payments of approximately $0.4 million through March 3, 2013 and requires that we guarantee a residual value of the buildings for approximately $42.0 million. Upon completion of the lease term, we have the option to purchase the buildings for $53.0 million. The second lease agreement calls for monthly lease payments at a variable interest rate, approximately $0.1 million per month, based on current interest rates. The lease agreement requires that we guarantee a residual value of this building of approximately $17.6 million. Upon completion of the lease term, we have the option to purchase the building from the lessor for $20.8 million. The lease matures on September 28, 2008 and provides for five one-year renewal options. The third lease agreement calls for monthly lease payments of approximately $0.1 million through December 3, 2012 and requires that we guarantee a residual value of the building of approximately $18.5 million. Upon completion of the initial lease term, we have the option to purchase the building for $22.1 million, or extend the term of the lease for up to two successive periods of five years each.

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

Revenue Recognition

We earn our revenue from different types of services under a variety of different types of contracts, including cost-plus, firm fixed-price and time-and-materials. In recognizing revenue, we evaluate each contractual arrangement to determine the appropriate authoritative literature to apply. We recognize revenue and profit for a majority of our contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the contract. In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes and achievement of contract performance standards.

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

Income Taxes

In determining net income for financial statement purposes, we must make estimates and judgments in the calculation of tax assets and liabilities and in the determination of the recoverability of deferred tax assets. Deferred tax assets and liabilities arise from temporary differences between the tax return and the financial statement recognition of revenue and expenses.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we increase our tax provision by recording a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable.

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

Recently Adopted Accounting Standards

In June 2006, the FASB issued FIN 48, which is effective beginning on January 1, 2007. FIN 48 establishes a process to measure the impact of uncertainty associated with an income tax position. Under FIN 48, the effect of an income tax position on the income tax provision must be recognized at the amount that is more likely than not to be sustained upon examination by the relevant taxing authority. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Under our previous policy, we recognized tax positions to the extent they were probable of being sustained. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $1.4 million decrease in the liability for uncertain provisions, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.   See “Provision for Income Taxes” contained in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of the impact of adopting FIN 48.

Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes additional disclosure requirements designed to facilitate comparison between companies that choose different measurement attributes for similar type assets and liabilities. SFAS 159 is effective for us beginning January 1, 2008.  We are evaluating the potential impact that SFAS 159 may have on our financial statements.

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

Interest rates.   Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and building lease agreements that call for monthly lease payments at a variable interest rate. Historically, we have used short-term variable rate borrowings under the unsecured revolving credit agreement on a limited basis. There were no amounts outstanding under the unsecured revolving credit agreement at June 30, 2007. Our variable lease payments on the building lease agreements are estimated to be approximately $0.2 million per month, based on current interest rates. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table covers the purchases of our securities by CH2M HILL during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April (a)	6,182	$19.63	—	—
May	—	—	—	—
June (b)	208,487	20.91	—	—
Total	214,669	20.87	—	—

(a)  Shares purchased by CH2M HILL from terminated employees.

(b)  Shares purchased by CH2M HILL in the Internal Market.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2007, CH2M HILL held its 2007 Annual Meeting of Shareholders.  At this meeting, the following two matters were submitted to a vote of CH2M HILL shareholders:

1.         A proposal (which we refer to as the CH2M HILL election of directors proposal) to elect Donald S. Evans, Jerry D. Geist, Garry M. Higdem, M. Catherine Santee and Michael A. Szomjassy to serve a three year term as members of CH2M HILL’s board of directors, which was approved at the annual meeting.

2.         A proposal (which we refer to as the CH2M HILL auditor ratification proposal) to ratify the selection of KPMG LLP as CH2M HILL’s independent auditors for the year ending December 31, 2007, which was approved at the annual meeting.

Below is a table setting forth the voting results with respect to each of these proposals:

Matter	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
CH2M HILL election of directors proposal:
Donald S. Evans	26,809,870	—	390,971	—	—
Jerry D. Geist	26,788,933	—	411,908	—	—
Garry M. Higdem	26,217,334	—	983,507	—	—
M. Catherine Santee	26,858,379	—	342,462	—	—
Michael A. Szomjassy	26,210,481	—	990,360	—	—
CH2M HILL auditor ratification proposal	26,544,807	264,644		391,389	—

In addition to the above directors, Robert W. Bailey, Robert G. Card, Carolyn Chin, Mark A. Lasswell, Joan M. Miller, Ralph R. Peterson, David B. Price and Barry L. Williams continue to serve as directors of CH2M HILL following the annual meeting.

Item 6. EXHIBITS

Exhibits

*10.1	Letter of Intent, dated June 15, 2007, between CH2M HILL Companies Ltd., VECO Corporation and its Stockholders

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

CH2M HILL Companies, Ltd.

Date: August 3, 2007	/s/ Samuel H. Iapalucci
Samuel H. Iapalucci
Executive Vice President and Chief Financial Officer

/s/ JoAnn Shea
JoAnn Shea
Vice President and Chief Accounting Officer

Index of Exhibits

*10.1	Letter of Intent, dated June 15, 2007, between CH2M HILL Companies Ltd., VECO Corporation and its Stockholders

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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