Form 10-Q
period 2007-09-30
CH2M HILL COMPANIES LTD
filed 2007-11-08
CIK 777491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of November 5, 2007 was 33,501,213.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$145,077	$105,205
Available-for-sale securities	5,290	30,898
Receivables, net:
Client accounts	574,649	449,790
Unbilled revenue	388,387	389,039
Other	7,705	6,171
Deferred income taxes	57,074	38,968
Prepaid expenses and other assets	47,503	28,248
Total current assets	1,225,685	1,048,319
Investments in unconsolidated affiliates	44,026	30,305
Property, plant and equipment, net	223,149	32,244
Goodwill	119,804	41,968
Intangible assets, net	118,040	21,429
Deferred income taxes	15,256	59,788
Other assets, net	66,936	45,488

Total assets	$1,812,896	$1,279,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,700	$390
Accounts payable and accrued subcontractor costs	376,655	322,104
Billings in excess of revenue	191,752	147,755
Accrued payroll and employee related liabilities	234,433	179,676
Income tax payable	69,882	58,429
Other accrued liabilities	109,136	72,253
Total current liabilities	993,558	780,607
Long-term employee related liabilities and other	231,564	132,661
Long-term debt	148,339	236

Total liabilities	1,373,461	913,504

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, Class A $0.02 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 32,915,847 and 32,109,200 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	329	321
Additional paid-in capital	63,294	46,330
Retained earnings	381,181	328,559
Accumulated other comprehensive loss	(5,369)	(9,173)
Total shareholders’ equity	439,435	366,037

Total liabilities and shareholders’ equity	$1,812,896	$1,279,541

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross revenue	$1,162,178	$996,785	$3,122,024	$3,002,340
Operating expenses:
Direct cost of services and overhead	(936,250)	(820,978)	(2,496,972)	(2,483,477)
General and administrative	(215,349)	(162,501)	(592,139)	(494,849)

Operating income	10,579	13,306	32,913	24,014

Other income (expense):
Equity in earnings of joint ventures and affiliated companies	11,370	3,454	23,612	16,812
Interest income	1,491	1,055	4,235	2,107
Interest expense	(929)	(660)	(1,209)	(2,457)
Income before provision for income taxes	22,511	17,155	59,551	40,476
Provision for income taxes	(4,023)	(6,793)	(8,369)	(15,869)
Net income	$18,488	$10,362	$51,182	$24,607

Net income per common share:
Basic	$0.56	$0.32	$1.56	$0.76
Diluted	$0.55	$0.31	$1.54	$0.74
Weighted average number of common shares:
Basic	32,842,135	32,430,430	32,753,885	32,503,009
Diluted	33,481,473	33,037,047	33,326,289	33,122,942

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$51,182	$24,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,766	11,075
Stock-based employee compensation expense	33,935	24,490
Loss on disposal of property, plant and equipment	1,012	151
Allowance for uncollectible accounts	1,436	2,258
Deferred income taxes	(6,738)	1,923
Distributed (undistributed) earnings of unconsolidated affiliates, net	(1,872)	87,006
Change in operating assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	49,167	(81,402)
Prepaid expenses and other	(31,718)	(12,155)
Accounts payable and accrued subcontractor costs	16,800	(27,218)
Billings in excess of revenue	31,005	47,598
Employee related liabilities	9,718	13,095
Other accrued liabilities	(6,160)	4,081
Current taxes payable	(70,978)	(55,735)
Long term liabilities and other	2,722	17,529
Net cash provided by operating activities	94,277	57,303

Cash flows used in investing activities:
Capital expenditures	(112,043)	(8,805)
Acquisition and earnout payments, net of cash acquired	(146,365)	(1,238)
Investments in affiliates, net of distributions of capital received	(6,218)	(16,593)
Purchases of available-for-sale investments	(224,440)	(43,066)
Proceeds from sale of available-for-sale investments	252,023	43,066
Proceeds from sale of buildings	137,566	—
Net cash used in investing activities	(99,477)	(26,636)

Cash flows from financing activities:
Borrowings on long-term debt	122,400	447,900
Payments on long-term debt	(57,798)	(449,093)
Repurchases and retirements of stock	(28,191)	(30,499)
Excess tax benefits from stock-based compensation	2,411	2,051
Net cash provided by (used in) financing activities	38,822	(29,641)

Effect of exchange rates on cash	6,250	3,995

Increase in cash and cash equivalents	39,872	5,021

Cash and cash equivalents, beginning of period	105,205	66,494

Cash and cash equivalents, end of period	$145,077	$71,515

Supplemental disclosures:
Cash paid for interest	$298	$2,574
Cash paid for income taxes	$85,908	$69,052

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

These statements reflect the acquisition of VECO Corporation as of September 7, 2007 accounted for using the purchase method under Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations (SFAS 141).  See Note 6.

Shareholders’ Equity

The significant changes in shareholders’ equity for the nine months ended September 30, 2007 are as follows (in thousands):

	Shares	Amount
Shareholders’ Equity, December 31, 2006	32,109	$366,037
Net income	—	51,182
Cumulative effect of change in accounting principle	—	1,440
Shares issued and to be issued in connection with stock-based compensation and employee benefit plans	1,664	26,623
Shares purchased and retired	(857)	(18,575)
Other comprehensive income	—	3,804
Shares to be issued to employees as consideration in acquisition of VECO	—	6,573
Other	—	2,351
Shareholders’ Equity, September 30, 2007	32,916	$439,435

For a detailed discussion on the cumulative effect of the change in accounting principle relating to the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (FIN 48), see “Recently Adopted Accounting Standards” below.

Stock-Based Compensation Plans

CH2M HILL accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) using the prospective method, under which prior periods are not revised for comparative purposes. CH2M HILL adopted SFAS 123(R) on January 1, 2006.  Under the prospective method, the provisions of SFAS 123(R) apply to new grants on or after January 1, 2006. CH2M HILL measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2007 was $4.28 and $4.42, respectively, compared to $3.81 and $3.62, respectively, for the same periods in the prior year.

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

The total compensation cost recognized for share-based payments during the three and nine months ended September 30, 2007 was $0.7 million and $1.5 million, respectively, compared to $0.2 million and $0.4 million, respectively, for the three and nine months ended September 30, 2006.

Recently Adopted Accounting Standards

In June 2006, the FASB issued FIN 48, which is was adopted on January 1, 2007.  FIN 48 establishes a process to measure the impact of uncertainty associated with an income tax position. Under FIN 48, the effect of an income tax position on the income tax provision must be recognized at the amount that is more likely than not to be sustained upon examination by the relevant taxing authority. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Under CH2M HILL’s previous policy, tax positions were recognized to the extent they were probable of being sustained.  As a result of the implementation of FIN 48, the Company recognized a $1.4 million decrease in the liability for uncertain tax positions, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. See Footnote 9 for further discussion of the impact of adopting FIN 48.

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

(2) SEGMENT INFORMATION

Certain financial information relating to the three and nine months ended September 30, 2007 and 2006 for each segment is provided below (in thousands):

Three Months Ended September 30, 2007	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$359,792	$355,152	$447,234	$—	$1,162,178
Inter-segment sales	2,169	6,792	8,095	(17,056)	—
Equity in earnings of joint ventures and affiliated companies	5,942	4,808	620	—	11,370
Segment profit (loss)	11,253	19,258	4,318	(12,318)	22,511

Three Months Ended September 30, 2006	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$309,413	$333,548	$353,824	$—	$996,785
Inter-segment sales	2,835	8,768	6,355	(17,958)	—
Equity in earnings of joint ventures and affiliated companies	1,493	1,371	590	—	3,454
Segment profit (loss)	11,194	21,633	(12,437)	(3,235)	17,155

Nine Months Ended September 30, 2007	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$926,561	$1,105,166	$1,090,297	$—	$3,122,024
Inter-segment sales	6,558	20,067	25,238	(51,863)	—
Equity in earnings of joint ventures and affiliated companies	16,955	5,873	784	—	23,612
Segment profit (loss)	35,896	50,402	(3,967)	(22,780)	59,551

Nine Months Ended September 30, 2006	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$1,155,867	$968,806	$877,667	$—	$3,002,340
Inter-segment sales	8,824	18,301	21,334	(48,459)	—
Equity in earnings of joint ventures and affiliated companies	9,703	6,268	841	—	16,812
Segment profit (loss)	67,668	54,359	(69,025)	(12,526)	40,476

During the nine months ended September 30, 2007, compared to the same period in 2006, the decrease in the Federal segment revenue and profit was due primarily to the completion of work associated with the Hurricane Katrina relief and cleanup effort.

During the three and nine months ended September 30, 2006, the Industrial segment recognized a significant loss related to a manufacturing facility project.   This project experienced increased costs due to project delivery issues and increased commodity prices.  In addition, the clean up efforts required from Hurricane Katrina caused significant shortages in experienced craft laborers in the area and thus materially increased wage rates and reduced overall productivity.

Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax. The increase in expense for the three and nine months ended September 30, 2007 compared to the same periods in the prior year was primarily due to a $7.8 million lease termination fee and a $1.0 million write off of deferred financing lease costs associated with the purchase of CH2M HILL’S corporate headquarters and the subsequent sale-leaseback of these properties.  In addition, strategic initiatives undertaken in the current year, specifically those associated with the acquisition of VECO Corporation (VECO) added to this variance.

(3) COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains and losses on equity investments and foreign currency translation gains and losses that have been reflected as a component of shareholders’ equity and have not impacted net income. The following table summarizes the components of comprehensive income for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$18,488	$10,362	$51,182	$24,607
Unrealized gains (losses) on equity investments and other	(616)	314	(470)	(1,857)
Foreign currency translation gains	4,535	1,291	4,274	2,862
Comprehensive income	$22,407	$11,967	$54,986	$25,612

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

The following table is a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$18,488	$10,362	$51,182	$24,607

Denominator:
Basic income per share — weighted average shares outstanding	32,842	32,430	32,754	32,503
Dilutive effect of common stock equivalents	639	607	572	620
Diluted income per share — adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	33,481	33,037	33,326	33,123

Basic net income per common share	$0.56	$0.32	$1.56	$0.76
Diluted net income per common share	$0.55	$0.31	$1.54	$0.74

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

CH2M HILL’s interests in certain joint ventures are considered variable interest entities (VIE’s) under FIN No. 46 - revised, Consolidation of Variable Interest Entities (FIN 46(R)). CH2M HILL has classified entities identified as VIE’s into two groups, the first of which includes those entities that CH2M HILL has consolidated under the guidance of FIN 46(R), as CH2M HILL is considered the primary beneficiary, and the second group which includes those entities which CH2M HILL was not required to consolidate. As of September 30, 2007, the assets and liabilities of the identified VIE’s that were not consolidated were $274.7 million and $261.9 million, respectively, compared to $139.4 million and $131.4 million, respectively, at December 31, 2006.

For VIE’s where CH2M HILL is not the primary beneficiary and those entities which are not VIE’s, CH2M HILL accounts for its investments in affiliated unconsolidated companies using the equity method of accounting.  As of September 30, 2007 and December 31, 2006, the investments in unconsolidated affiliates were $44.0 million and $30.3 million, respectively. CH2M HILL’s proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies on the accompanying consolidated statements of income. In general, the equity investment in CH2M HILL’s joint ventures is equal to those entities’ undistributed earnings.

CH2M HILL has the following significant investments in affiliated unconsolidated companies accounted for under the equity method of accounting:

% Ownership
Domestic:
AGVIQ-CH2M HILL Joint Venture I	49.0%
AGVIQ-CH2M HILL Joint Venture II	49.0%
ATKINSON/CH2M HILL, Joint Venture	30.0%
CH2M HILL/TILDEN COIL Joint Venture	50.0%
CH2M HILL/URS Team, Joint Venture	50.0%
CH2M HILL/ VT Griffin, Joint Venture	49.0%
CH2M - WG Idaho, LLC	50.5%
Coastal Estuary Services, LLC	49.9%
Connecting Idaho Partners	49.0%
HEBL, Inc.	100.0%
IAP - Hill, LLC	25.0%
Kaiser-Hill Company, LLC	50.0%
Kakivik Asset Management, LLC	33.0%
Milwaukee Transportation Partners, LLC	50.0%
MW/CH2M HILL, Joint Venture	50.0%
Nana/VECO Joint Venture	50.0%
National Security Technologies, LLC	10.0%
OMI Caribe LLC	50.0%
OMI/Thames Water Stockton, Inc.	50.0%
Parsons CH2M HILL Program Management Consultants, Joint Venture	47.5%
Sargent & Lundy - CH2M HILL - Worley Parsons	33.3%
Stockton D/B Joint Venture	50.0%
TIC/LG Groton II Joint Venture	25.0%
Washington Closure, LLC	30.0%
Washington Group-IDC	38.6%
Foreign:
CH2M HILL BECA, Ltd.	50.0%
CH2M HILL/ Parsons, Joint Venture	50.0%
CH2M PB JV, Pte, Ltd.	50.0%
CHDE Water	50.0%
CHBM Water Joint Venture	50.0%
CLM Delivery Partner, Limited	37.5%
CPG Consultants — CH2M HILL NIP Joint Venture	50.0%
ECC-VECO, LLC	50.0%
EMH/APCC Joint Venture	40.0%
Golden Crossing Constructors, Joint Venture	33.3%
Luggage Point Alliance	50.0%
Maroochy Alliance Joint Venture	40.0%
OMI BECA, Ltd	50.0%
SMNM/VECO Joint Venture	50.0%

As part of the acquisition of VECO Corporation, CH2M HILL acquired equity interests in five joint ventures, including HEBL, Inc., Nana/VECO Joint Venture, EMH/APCC Joint Venture, ECC-VECO, LLC, and SMNM/VECO Joint Venture.  The results of these affiliated unconsolidated companies from the date of acquisition through September 30, 2007 are included as equity in earnings of joint ventures and affiliated companies on the accompanying consolidated statements of income.

Summarized unaudited financial information for CH2M HILL’s unconsolidated affiliates for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
RESULTS OF OPERATIONS:
Revenue	$534,928	$343,239	$1,631,527	$967,841
Direct costs	(502,797)	(332,554)	(1,554,713)	(924,999)
Gross margin	32,131	10,685	76,814	42,842
General and administrative expenses	(424)	(1,440)	(3,533)	(7,228)
Operating income	31,707	9,245	73,281	35,614
Other income, net	(348)	801	721	3,477
Net income	$31,359	$10,046	$74,002	$39,091

(6) ACQUISITIONS

On September 7, 2007, CH2M HILL  purchased the outstanding stock of VECO Corporation and substantially all of VECO’s operating businesses as part of a strategic initiative to expand operations into the energy industry.  The results of VECO have been included in the consolidated financial statements since that date and are included in the Industrial operating segment.  VECO’s 4,000 employees provide engineering, construction and field support services to the energy, resource and process industries in Alaska, Canada, the United States, Russia and the Middle East.   The acquisition of VECO provides exposure to a new industry and certain markets where CH2M HILL did not previously operate.

The consideration for the acquisition consisted of the following (in thousands):

Dollars
Cash	$170,904
Holdback contingency	70,000
Common stock	6,573
$247,477

The holdback contingency relates to known and unknown contingencies that may arise within three years after the acquisition date.  Interest accrues on this balance at the rate of LIBOR plus 1.25%  per annum and is payable quarterly.  Subject to the resolution of potential contingencies, $30.0 million of this holdback amount will be payable to former VECO shareholders on September 7, 2008 and the remaining $40.0 million is due on September 7, 2010.  Additionally, CH2M HILL assumed long-term debt on the date of acquisition of approximately $94.9 million.

The Company issued 288,055 shares of common stock in connection with the aquisition.

CH2M HILL is in the process of evaluating the fair value of the assets acquired and liabilities assumed and performed a preliminary purchase price allocation based on our current assessment of those fair values.  The Company has engaged an independent third party to assist the Company in the evaluation of the fair value of certain assets and liabilities acquired from VECO.  This valuation is not yet finalized due to the timing of the acquisition.  As such, the allocation of the purchase price is subject to change as the valuation is completed.

Included in the intangible assets acquired is the preliminary fair value of customer relationships and contracted backlog valued at $49.5 million and $48.9 million, respectively.  Customer relationships acquired have a useful life of seven years.  The contracted backlog will be serviced within approximately two years.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Fair Value
Current assets	$207,185
Property, plant and equipment, net	184,651
Intangible assets	98,400
Goodwill	76,775
Other long-term assets	23,743
Total assets acquired	590,754

Current liabilities	(158,673)
Debt	(94,923)
Deferred income taxes and other long-term liabilities	(89,681)
Total liabilities assumed	(343,277)
Net assets acquired	$247,477

The following unaudited pro forma combined financial information is presented as if CH2M HILL and VECO had been combined as of the beginning of the periods presented.  This information is presented for illustrative purposes only and is not necessarily indicative of the results that actually would have been realized had the entities operated as a combined entity during the periods presented.

Pro Forma Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$1,356,922	$1,237,425	$3,754,431	$3,582,551
Net Income	19,342	15,884	82,617	43,272
Basic earnings per share	0.59	0.49	2.52	1.33
Diluted earnings per share	0.58	0.48	2.48	1.31

In the first quarter of 2007, CH2M HILL acquired a wastewater management company for $2.5 million.  The acquisition is reported in the Civil Infrastructure operating segment. CH2M HILL completed a preliminary purchase price allocation for this transaction based on a preliminary evaluation of the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed.

On November 1, 2007, CH2M HILL acquired an engineering, procurement and construction management firm that provides services for pipelines and related facilities, specializing in projects for the crude oil, refined products, natural gas and energy sectors.   The cost of this acquisition is approximately $30.0 million.  The acquired company will be reported in the Industrial client group.

(7) GOODWILL AND INTANGIBLE ASSETS

Intangible assets with finite lives consist of the following (in thousands):

	Cost	Accumulated Amortization	Net finite-lived intangible assets
September 30, 2007

Contracts-in-place	$2,513	$(2,408)	$105
Contracted backlog	51,243	(3,373)	47,870
Customer relationships	49,500	(408)	49,092
Non-compete agreements and other	1,053	(406)	647
Total finite-lived intangible assets	$104,309	$(6,595)	$97,714

December 31, 2006

Contracts-in-place	$26,594	$(26,173)	$421
Patents and trademarks	5,219	(5,219)	—
Contracted backlog	2,230	(2,088)	142
Non-compete agreements and other	807	(267)	540
Total finite-lived intangible assets	$34,850	$(33,747)	$1,103

All intangible assets are being amortized over their expected lives up to seven years.  The amortization expense reflected in the accompanying consolidated statements of income was $2.2 million and $1.4 million for the three months ended September 30, 2007 and 2006, respectively, and $2.6 million and $4.4 million for the nine months ended September 30, 2007 and 2006, respectively.

Indefinite-lived intangible assets consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Goodwill	$119,804	$41,968
Tradename	20,326	20,326
Total indefinite-lived intangible assets	$140,130	$62,294

In addition to the acquisitions discussed in Note 6, CH2M HILL recorded $0.7 million in goodwill as a result of earn-out targets being achieved on a prior acquisition which was paid during the first quarter of 2007.

(8) LINE OF CREDIT AND LONG-TERM DEBT

CH2M HILL is party to a credit agreement which provides for a $500.0 million revolving credit facility (RLOC) which expires on August 31, 2012.  The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $250.0 million.  While the credit agreement may be used for general corporate purposes and permitted acquisitions, it also provides that up to $250.0 million is available for the issuance of letters of credit to support various trade activities. At CH2M HILL’s option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender’s applicable base rate less a discount rate up to 0.25% based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization.   A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of September 30, 2007, CH2M HILL had $80.0 million in borrowings outstanding on the RLOC.

The RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of September 30, 2007, CH2M HILL was in compliance with the covenants required by the credit agreement.

At September 30, 2007, issued and outstanding letters of credit of $57.2 million were reserved against the borrowing base of the credit agreement, compared to $39.8 million at December 31, 2006.

As part of the acquisition of VECO, CH2M HILL assumed three mortgages related to buildings and property.  Two of the mortgages pertain to VECO’s offices in Anchorage, Alaska, totaling $26.3 million.  The third mortgage of $4.7 million, relates to a building used for warehousing spare parts.  Additionally, in September 2007, CH2M HILL entered into an equipment financing agreement for $48.5 million.

CH2M HILL’s nonrecourse and other long-term debt consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Nonrecourse:
Mortgages payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$15,332	$—
Mortgages payable in monthly installments to December 2016, secured by real estate. The note bears interest at 6.59%	4,683	—
Mortgages payable in monthly installments to April 2009, secured by investment securities. The note bears interest at 8.06%	11,015	—
	31,030	—

Other:
Revolving credit facility	80,000	—
Equipment note payable, due in monthly installments to September 2012, secured by equipment. The note bears interest at 6.34%	48,500	—
Other	509	626
Total long-term debt	160,039	626
Less current portion of long-term debt	11,700	390
Total	$148,339	$236

(9) PROVISION FOR INCOME TAXES

In September 2007, CH2M HILL reached a settlement on research and experimentation tax credits with the Internal Revenue Service (IRS) for the remaining years in appeals.  This settlement resulted in the recognition of net tax benefits of $4.5 million as a discrete item in the third quarter of 2007.

CH2M HILL adopted the provisions of FIN 48 on January 1, 2007.  FIN 48 establishes a process to recognize and measure the impact of uncertainty associated with income tax positions.  For income tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  As a result of the implementation of FIN 48, CH2M HILL recorded a $1.4 million decrease in the liability for uncertain tax positions, which was accounted for as a cumulative effect of a change in accounting principle, increasing the January 1, 2007 retained earnings balance.  At the adoption date of January 1, 2007, CH2M HILL had $63.1 million recorded as a liability for uncertain tax positions which would all affect the effective tax rate.  At September 30, 2007, CH2M HILL had $8.5 million recorded as a liability for uncertain tax positions of which $6.5 million would affect the effective tax rate.  This significant decrease in the liability for uncertain tax positions was a result of the settlement of the research and experimentation tax credits and extraterritorial income exclusion.

CH2M HILL recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of September 30, 2007 and January 1, 2007, CH2M HILL had approximately $1.5 million and $12.6 million, respectively, of accrued interest and penalties related to uncertain tax positions.

With few exceptions, CH2M HILL is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 2000.

(10) COMMITMENTS AND CONTINGENCIES

CH2M HILL is party to various contractual guarantees and legal actions arising in the normal course of business. Because a large portion of CH2M HILL’s business comes from federal, state and municipal sources, CH2M HILL’s procurement practices at times are also subject to review and occasional investigations by U.S. and state attorneys offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. government contracting.  These investigations often take years to complete and many result in no adverse action.  Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcomes of pending proceedings are often difficult to predict, CH2M HILL’s management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover CH2M HILL’s liabilities, if any, with regard to such claims.  Any amounts that are probable of payment by CH2M HILL are accrued when such amounts are estimable.

In January 2006, a subsidiary entered into a Deferred Prosecution Agreement (DPA) with the office of the United States Attorney for the District of Connecticut. The DPA relates to an investigation of a Clean Water Act (CWA) violation at two wastewater treatment facilities in Connecticut. Pursuant to the DPA, the subsidiary contributed $2.0 million to community projects and is taking other agreed upon steps to enhance CH2M HILL’s CWA compliance procedures at the two wastewater treatment facilities in Connecticut.  CH2M HILL is currently in full compliance. Provided CH2M HILL complies with its obligations under the DPA through January 2008, the U.S. District Attorney for the District of Connecticut will recommend dismissal of all actions against the subsidiary in connection with this matter.  The violation is related to failure to comply with sampling and reporting requirements of the CWA and there is no evidence the violation resulted in harm to human health or the environment.

In September 2007, CH2M HILL exercised its option to purchase the properties comprising their corporate headquarters and three adjacent buildings located in Englewood, Colorado previously held under three operating lease arrangements for $95.9 million.   As a result of exercising its purchase option, CH2M HILL paid a lease termination fee totaling $7.8 million and wrote off previously capitalized lease costs of $1.0 million.  These costs are reflected as general and administrative costs in 2007.   CH2M HILL contemporaneously sold these buildings to a third party for proceeds of $138.5 million and entered into an operating lease agreement to lease these buildings back from the new owner.  The initial term of the lease is ten years, with the option to extend the term twice for five years each.   The sale resulted in a $42.6 million deferred gain which is being amortized over the 10 year term of the lease as a reduction of rent expense.  Rental payments under the lease are approximately $0.8 million per month, or approximately $10.0 million in the first year, escalating over time up to approximately $1.0 million per month, or approximately $11.7 million in the tenth year.

On September 7, 2007, CH2M HILL acquired VECO and substantially all of its operating businesses.  Prior to the acquisition, on May 2, 2007, the founder, then chief executive officer and principal shareholder of VECO, Bill Allen, entered into a plea agreement with the United States Department of Justice pursuant to which he agreed to plead guilty to certain criminal charges involving bribery of public officials, violation of campaign contribution laws, and tax fraud.  In connection with the investigation of the allegations against Mr. Allen, the United States Department of Justice, the Internal Revenue Service and certain State of Alaska government agencies commenced investigations of VECO and certain of its other employees.  In the process of reviewing VECO’s business and operations prior to the acquisition, CH2M HILL engaged in special due diligence designed to address concerns related to the conduct of VECO’s past operations and various investigations underway by the Department of Justice, the Internal Revenue Service and certain State of Alaska government agencies.  Although CH2M HILL was satisfied with the results of the due diligence review, no assurances can be given that the ongoing investigations will not result in civil or criminal charges against VECO, now a subsidiary of CH2M HILL.  Any such charges and related publicity could have an adverse effect on CH2M HILL’s reputation in the business community or future business operations.

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

Overview

We are one of the largest engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operation, project management and related technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we operate in approximately 100 countries and have over 21,500 employees worldwide.

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

VECO Acquisition

On September 7, 2007, we  purchased the outstanding stock of VECO Corporation (VECO) and substantially all of VECO’s operating businesses as part of a strategic initiative to expand operations into the energy industry.  The results of VECO have been included in the consolidated financial statements since that date and are reported in the Industrial operating segment.  VECO’s 4,000 employees provide engineering, construction and field support services to the energy, resource and process industries in Alaska, Canada, the United States, Russia and the Middle East.   The acquisition of VECO provides exposure to a new industry and certain markets where we did not previously operate.

The consideration for the acquisition consisted of the following (in thousands):

Dollars
Cash	$170,904
Holdback contingency	70,000
Common stock	6,573
$247,477

Results of Operations

Revenue and Pre-Tax Profit of our Reportable Segments

Revenue and pre-tax profit (loss) for the three and nine months ended September 30, 2007 and 2006 by operating segment were as follows (in millions):

Three Months Ended September 30, 2007 and 2006

	Revenue				Pre-Tax Profit (Loss)
	2007		2006		2007	2006
Federal	$359.8	30.9%	$309.4	31.0%	$11.2	$11.2
Civil Infrastructure	355.2	30.6%	333.6	33.5%	19.3	21.6
Industrial	447.2	38.5%	353.8	35.5%	4.3	(12.4)
Corporate	—	—	—	—	(12.3)	(3.2)
Total	$1,162.2	100.0%	$996.8	100.0%	$22.5	$17.2

Nine Months Ended September 30, 2007 and 2006

	Revenue				Pre-Tax Profit (Loss)
	2007		2006		2007	2006
Federal	$926.5	29.7%	$1,155.8	38.5%	$35.9	$67.7
Civil Infrastructure	1,105.2	35.4%	968.8	32.3%	50.4	54.3
Industrial	1,090.3	34.9%	877.7	29.2%	(4.0)	(69.0)
Corporate	—	—	—	—	(22.8)	(12.5)
Total	$3,122.0	100.0%	$3,002.3	100.0%	$59.5	$40.5

Federal

Revenue increased for the three months ended September 30, 2007, compared to the same period in the prior year by $50.4 million or 16.3% and decreased by $229.3 million or 19.8% during the nine month period ended September 30, 2007 compared to the prior year-to-date period.   The current quarter’s increase was primarily due to significant work performed on the Hanford Tank Farm project by our nuclear business and an increase in the volume of work performed for the London Olympic Delivery Authority.  The year-to-date decrease is primarily due to a reduction in revenues from the Hurricane Katrina relief and cleanup efforts which was completed in the prior year.  The completion of the Mound Nuclear Closure Project in July 2006 also contributed to this negative variance.  This decrease was partially offset by increases in the volume of business in our environmental services and nuclear businesses as well as the previously mentioned work performed for the London Olympic Delivery Authority.

Pre-tax profit was unchanged for the three months ended September 30, 2007, compared to the same period in the prior year, while year-to-date September 30, 2007 pre-tax profit decreased by $31.8 million or 47.0%.  The decrease in pre-tax profit for the nine months ended period was primarily associated with the decrease in revenue resulting from the completion of the Hurricane Katrina cleanup efforts and the Mound project as discussed above.  Partially offsetting this negative variance were revenues from a large nuclear project which achieved early completion of milestones.  Despite the significant increase in revenue from our Federal segment for the current three-month period, our pre-tax profit from this segment did not increase by a proportionate amount due primarily to increased costs resulting from a charge related to a project in our environmental services business.

Civil Infrastructure

Revenue increased for the three and nine months ended September 30, 2007, compared to the same periods in 2006 by $21.6 million or 6.5% and $136.4 million or 14.1%, respectively. The increase in both periods can be attributed to continued growth in our water and transportation businesses through design build projects, program management and consulting services both domestically and internationally.  Growth in North American consulting services was primarily due to design and program management services for municipal clients in the eastern United States and Canada, while the design build growth was primarily due to water treatment projects in southern California and Hawaii.  We also reported increased revenue compared to the same periods in the prior year due to transportation program management projects in the United States and Canada.  The growth in our international markets was primarily due to water projects in Australia, United Arab Emirates, Singapore and Iraq.

Pre-tax profit decreased for the three and nine months ended September 30, 2007, compared to the same periods in the prior year by $2.3 million or 10.6% and $3.9 million or 7.2%, respectively. The decrease was partially due to higher business development costs incurred in North America and higher than expected costs on international water design build projects and transportation full service construction projects. Partially offsetting this decrease was an increase in profits in the operations management business as a result of our city services work which began in December 2006.

Industrial

Revenue increased for the three and nine months ended September 30, 2007, compared to the same periods in the prior year by $93.4 million or 26.4% and $212.6 million or 24.2%, respectively.  The net increase in the periods was the result of growth in the power business partially offset by decreases in services provided by our manufacturing and life sciences and enterprise management solutions businesses. Substantially all of the growth in our power business during these periods was driven by four engineering, procurement and construction (“EPC”) contracts with major utility companies in the United States.  During the same periods, the manufacturing and life sciences business experienced a decrease in service revenue due to the completion of several large projects earlier in the year that had provided significant revenue in the prior periods.   Our enterprises management solutions business has begun transition from wireless construction management to professional services.  This transition resulted in a decrease in revenue during the current periods.

The Industrial segment had a pre-tax profit of $4.3 million for the three months ended September 30, 2007 compared to a pre-tax loss of $12.4 million for the same period in the prior year. The Industrial segment had a pre-tax loss of $4.0 million for the nine months ended September 30, 2007 compared to a  pre-tax loss of $69.0 million for the same period in the prior year.  The improvement in pre-tax profit for these periods is attributable to improved margins across the majority of the businesses in this segment.  Most notably the power and enterprise management solutions businesses realized significant three month margin improvements consistent with the increase in revenues for the same periods.  The improvement in the power business was primarily due to significant growth in EPC contracts for the period as discussed above.  The transition to professional services offerings in the management business solutions business, as described above, also resulted in significantly higher margins.

Equity in Earnings of Joint Ventures and Affiliated Companies

For the three and nine months ended September 30, 2007, we reported total equity in earnings of joint ventures and affiliated companies of $11.4 million and $23.6 million, respectively.   For the three and nine months ended September 30, 2006, we reported total equity in earnings of joint ventures and affiliated companies of $3.4 million and $16.8 million, respectively.  These increases are primarily attributable to increased profits on an environmental joint venture which successfully negotiated a change order with its clients.  A new nuclear joint venture which began in 2007 and a new water joint venture in Australia also added to this favorable variance.   Partially offsetting this increase is the results of an operations and maintenance joint venture on the west coast which experienced cost increases from the prior year.

Corporate Expenses

Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax. Corporate expenses for the three and nine months ended September 30, 2007 were $12.3 million and $22.8 million, respectively, compared to $3.2 million and $12.5 million for the same periods in the prior year.  The increase in expense for the three and nine months ended September 30, 2007 compared to the same periods in the prior year was primarily due to a $7.8 million lease termination fee and a $1.0 million write off of deferred financing lease costs associated with the purchase of our corporate headquarters and the subsequent sale-leaseback of these properties.  In addition, strategic initiatives undertaken in the current year, specifically those associated with the acquisition of VECO Corporation (VECO), added to this variance.

Provision for Income Taxes

 In September 2007, we reached a settlement on research and experimentation (R&E) tax credits with the Internal Revenue Service (IRS) for the remaining years in appeals.  This settlement resulted in the recognition of net tax benefits of $4.5 million as a discrete item in the third quarter of 2007.

Our effective tax rate for the three months ended September 30, 2007 was 17.9% compared to 39.6% for the same period in the prior year.  The tax rate for the nine months ended September 30, 2007 was 14.1% compared to 39.2% for the same period in the prior year. This effective tax rate was positively impacted by the settlement of our R&E tax credits with the IRS discussed above.  Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses and disallowed portions of meals and entertainment expenses.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007.  FIN 48 establishes a process to recognize and measure the impact of uncertainty associated with income tax positions.  For income tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  As a result of the implementation of FIN 48, we recorded a $1.4 million decrease in the liability for uncertain tax positions, which was accounted for as a cumulative effect of a change in accounting principle, increasing the January 1, 2007 retained earnings balance.  At the adoption date of January 1, 2007, we had $63.1 million recorded as a liability for uncertain tax positions.  At September 30, 2007, we had $8.5 million recorded as a liability for uncertain tax positions.  This significant decrease in the liability for uncertain tax positions was a result of the settlement of the R&E tax credits and extraterritorial income exclusion.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  As of September 30, 2007 and January 1, 2007, we had approximately $1.5 million and $12.6 million, respectively, of accrued interest and penalties related to uncertain tax positions.

With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 2000.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving line of credit. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and repurchases of stock presented on our internal market. During the nine months ended September 30, 2007, our operating cash flows increased $37.0 million compared to the same period in the prior year.  This increase was primarily due to increased earnings in the current period and collections of accounts receivable.  Billings and collections on accounts receivable can impact our operating cash flows. We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at September 30, 2007, we have deemed the allowance for doubtful accounts to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, the timing of the receipt of cash may impact our ability to meet our operating needs.

Cash used in investing activities increased significantly in the nine months ended September 30, 2007 in comparison to the same period in 2006.  In September 2007, we paid cash of $143.3 million (net of cash acquired) for substantially all of the business operations of VECO and made additional earnout payments on previous acquisitions.  Additionally we spent $112.0 million on capital expenditures, which consisted primarily of $95.9 million paid on the exercise of our option to purchase our corporate headquarters buildings.  Simultaneous with the purchase of these buildings we sold them for $137.6 million, net of related transaction costs.  Net proceeds received on the sale of securities during the nine months ended September 30, 2007 was $27.6 million.  Other capital expenditures, primarily for office equipment and leasehold improvements during the nine months ended September 30, 2007, were $16.1 million.  Historically, as a professional services organization, we have not had significant outflows of cash for capital expenditures.  However, as a result of the acquisition of VECO, we expect capital expenditures to increase significantly in future periods.  We expect to finance future capital expenditures through our financing vehicles as well as available cash flows.  We also have a formal operating lease program under which most of our computers and related equipment is procured on an ongoing basis.

Cash provided by financing activities was $38.8 million in the nine month period ended September 30, 2007.  The cash inflow was primarily a result of net borrowings on long-term debt of $64.6 million offset by repurchases and retirements of our common stock.  The funds from our revolving credit facility were primarily used for the acquisition of VECO.  In addition, we used $28.2 million in cash for repurchases of stock presented on our internal market during the nine months ended September 30, 2007.

We are party to a credit agreement which provides for a $500.0 million revolving credit facility (RLOC) which expires on August 31, 2012.  The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $250.0 million.  While the credit agreement may be used for general corporate purposes and permitted acquisitions, it also provides that up to $250.0 million is available for the issuance of letters of credit to support various trade activities. At our option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender’s applicable base rate less a discount rate up to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  As of September 30, 2007, we had $80.0 million in borrowings outstanding on the RLOC.

The RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions.  The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of September 30, 2007, we were in compliance with the covenants required by the credit agreement.

As part of the acquisition of VECO, we assumed three mortgages related to buildings and property.  Two of the mortgages pertain to VECO’s offices in Anchorage, Alaska.  The primary mortgage on this property of $15.3 million is secured by real estate, rents and leases.  The secondary mortgage of $11.0 million is secured by investments.  The Company has scheduled the maturity of these investments to meet the debt service requirements of this mortgage.  The third mortgage of $4.7 million, which relates to a building used for warehousing spare parts, is secured by real estate.  Additionally, in September 2007, we entered into an equipment financing agreement for $48.5 million.  This note was used to refinance a portion of the debt that we assumed in connection with the VECO acquisition.  The note is secured by certain equipment and matures in September 2012.

At September 30, 2007 and December 31, 2006, issued and outstanding letters of credit of $57.2 million and $39.8 million were reserved against the borrowing base of the RLOC, respectively.

The following table reflects our available capacity as of September 30, 2007 (in millions):

Cash on hand		$145.1
Available for sale securities		5.3
Line of credit capacity	$500.0
Outstanding borrowings	(80.0)
Issued letters of credit	(57.2)
Net credit capacity available		362.8
Total capacity		$513.2

Based on our total cash and credit capacity at September 30, 2007 of $513.2 million, we believe we have sufficient resources to fund our operations, anticipated capital expenditure requirements, as well as repurchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.

Off-Balance Sheet Arrangements

In September 2007, we exercised our option to purchase the properties comprising our corporate headquarters and three adjacent buildings located in Englewood, Colorado (“Headquarters Campus”) which were previously held under three operating lease arrangements.   As a result of exercising our purchase option, we were required to pay a lease termination fee totaling $7.8 million and write off previously capitalized lease costs of $1.0 million.  We contemporaneously sold these buildings to a third party for proceeds of $138.5 million and entered into an operating lease agreement to lease these buildings back from the new owner.  The initial term of the lease is ten years, with the option to extend the term twice for five years each.   The sale resulted in a $42.6 million deferred gain which is being amortized over the 10 year term of the lease as an offset to rent expense.  Rental payments under the lease are approximately $0.8 million per month, or approximately $10.0 million in the first year, escalating over time up to approximately $1.0 million per month, or approximately $11.7 million in the tenth year.

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

Pension Benefits

We have two frozen and one active noncontributory defined benefit pension plans. Our earnings and shareholders’ equity may be impacted by these qualified defined benefit plans because SFAS No. 87, Employers’ Accounting for Pensions (SFAS 87), requires that the amounts we record be computed using actuarial valuations. These valuations include many assumptions, but the two most critical assumptions are the discount rate and the expected long-term rate of return on plan assets. We use judgment in selecting these assumptions each year because we have to consider not only current market conditions, but also make judgments about future market trends, changes in the interest rates and equity market performance. We also have to consider factors like the timing and amounts of expected contributions to the plans and benefit payments to plan participants. On December 31, 2007, we will adopt SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS No. 87, 88, 106 and 132 (R) (SFAS 158). See note below for a discussion on the impact of adoption.

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

Interest rates.   Our interest rate exposure is generally limited to our RLOC and purchase of interest bearing short-term investments. Historically, we have used short-term variable rate borrowings under the RLOC on a limited basis. As of September 30, 2007, we had $80.0 million in borrowings outstanding on the RLOC. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows.

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

On September 7, 2007, we completed the acquisition of VECO.  As permitted by the SEC, we plan to exclude the VECO business from its assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2007.  Management has begun to evaluate the acquired companies’ internal control over financial reporting and integrate its processes, systems and controls.  Changes will continue to be made to our internal control over financial reporting until the integration of the acquired companies is complete.

Other than the acquisition mentioned above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are a party to various contractual guarantees and legal actions arising in the normal course of our business. From time to time, agencies of the U.S. government investigate whether we conduct our operations in accordance with applicable regulatory requirements. Because a large portion of our business comes from federal, state, and municipal sources, our procurement practices at times also are subject to review and occasional investigations by U.S. and state attorneys offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties. These investigations often take years to complete and many result in no adverse action. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcomes of pending proceedings are often difficult to predict, as of the date of this filing, our management believes that no ongoing litigation or investigation is likely to result in a material adverse impact on our consolidated financial statements.

On September 7, 2007, we acquired VECO and substantially all of its operating businesses.  Prior to the acquisition, on May 2, 2007, the founder, then chief executive officer and principal shareholder of VECO, Bill Allen, entered into a plea agreement with the United States Department of Justice pursuant to which he agreed to plead guilty to certain criminal charges involving bribery of public officials, violation of campaign contribution laws, and tax fraud.  In connection with the investigation of the allegations against Mr. Allen, the United States Department of Justice, the Internal Revenue Service and certain State of Alaska government agencies commenced investigations of VECO and certain of its other employees.  In the process of reviewing VECO’s business and operations prior to the acquisition, we engaged in special due diligence designed to address concerns related to the conduct of VECO’s past operations and various investigations underway by the Department of Justice, the Internal Revenue Service and certain State of Alaska government agencies.  Although we were satisfied with the results of the due diligence review, no assurances can be given that the ongoing investigations will not result in civil or criminal charges against VECO, now a subsidiary of ours.  Any such charges and related publicity could have an adverse effect on our reputation in the business community or future business operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table covers the purchases of our securities by CH2M HILL during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July (a)	2,490	$20.91	—	—
August (a)	717	22.82	—	—
September (b)	135,963	22.82	—	—
Total	139,170	22.79	—	—

(a)  Shares purchased by CH2M HILL from terminated employees.

(b)  Shares purchased by CH2M HILL in the Internal Market.

Item 6. EXHIBITS

Index of Exhibits

2.1

Stock Purchase Agreement, dated September 7, 2007, between CH2M HILL Companies, Ltd., VECO Corporation and its stockholders (certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934) (filed as exhibit 2.1 to CH2M HILL’s Current Report on Form 8-K (Commission File No. 000-27261) on September 13, 2007 and incorporated herein).

10.1

Amended and Restated Credit Facility closed on September 6, 2007, by and among CH2M HILL Companies, Ltd. and certain of its wholly owned subsidiaries. Wells Fargo Bank, National Association, as agent and sole arranger, and other lenders as party thereto (certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934) (filed as exhibit 10.1 to CH2M HILL’s Current Report on Form 8-K (Commission File No. 000-27261) on September 13, 2007 and incorporated herein).

10.2

Lease Agreement dated as of September 26, 2007, by and between CH2M HILL, Inc. and WELLS REIT II — South Jamaica Street, LLC (filed as exhibit 10.43 to CH2M HILL’s Current Report on Form 8-K (Commission File No. 000-27261) on September 27, 2007 and incorporated herein).

10.3

Agreement of Purchase and Sale executed on September 26, 2007 (dated September 11, 2007) by and between CH2M HILL, Inc. and WELLS REIT II — South Jamaica Street, LLC (filed as exhibit 10.44 to CH2M HILL’s Current Report on Form 8-K (Commission File No. 000-27261) on September 27, 2007 and incorporated herein).

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

CH2M HILL Companies, Ltd.

Date: November 7, 2007	/s/ Samuel H. Iapalucci
Samuel H. Iapalucci
Executive Vice President and Chief Financial Officer

/s/ JoAnn Shea
JoAnn Shea
Vice President and Chief Accounting Officer

Index of Exhibits

2.1

Stock Purchase Agreement, dated September 7, 2007, between CH2M HILL Companies, Ltd., VECO Corporation and its stockholders (certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934) (filed as exhibit 2.1 to CH2M HILL’s Current Report on Form 8-K (Commission File No. 000-27261) on September 13, 2007 and incorporated herein).

10.1

Amended and Restated Credit Facility closed on September 6, 2007, by and among CH2M HILL Companies, Ltd. and certain of its wholly owned subsidiaries. Wells Fargo Bank, National Association, as agent and sole arranger, and other lenders as party thereto (certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934) (filed as exhibit 10.1 to CH2M HILL’s Current Report on Form 8-K (Commission File No. 000-27261) on September 13, 2007 and incorporated herein).

10.2

Lease Agreement dated as of September 26, 2007, by and between CH2M HILL, Inc. and WELLS REIT II — South Jamaica Street, LLC (filed as exhibit 10.43 to CH2M HILL’s Current Report on Form 8-K (Commission File No. 000-27261) on September 27, 2007 and incorporated herein).

10.3

Agreement of Purchase and Sale executed on September 26, 2007 (dated September 11, 2007) by and between CH2M HILL, Inc. and WELLS REIT II — South Jamaica Street, LLC (filed as exhibit 10.44 to CH2M HILL’s Current Report on Form 8-K (Commission File No. 000-27261) on September 27, 2007 and incorporated herein).

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