Form 10-K
period 2007-12-31
CH2M HILL COMPANIES LTD
filed 2008-02-29
CIK 777491

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price as of June 30, 2007 was approximately $292 million. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors, its executive officers and certain of its employee benefit plans. The registrant disclaims the existence of any control relationship between it and such employee benefit plans.

         As of February 26, 2008, there were 34,030,775 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

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

PART I

Item 1.    Business

Summary

        We are one of the largest professional engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operations, major project management and related technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we have approximately 22,000 employees worldwide.

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

        Our Federal segment generally provides a comprehensive range of services to the U.S. federal government and to international governments. Our Civil Infrastructure segment generally provides a comprehensive range of services to various state, local, and provincial governments. Our Industrial segment generally provides a comprehensive range of services to private sector companies. Financial information for each segment for each of the last three years, including 2007, is included in Note 15 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Our Clients and Key Markets

        The following table summarizes our primary client types, revenues and key markets served by each of our operating segments.

Operating Segment	Client Type	% of 2007 Revenues	Key Markets
Federal	U.S. Federal Government and Governmental Authorities	28%	• • •	Nuclear Environmental Government Facilities and Infrastructure
Civil Infrastructure	State and Local Governments	33%	•	Water, Wastewater and Water Resources
			•	Transportation
			•	Water and Wastewater Operations and Maintenance
			•	City Operations
Industrial	Private Sector	39%	•	Information Technology—Enterprise Management Solutions
			•	Energy, Chemicals and Industrial Systems
			•	Manufacturing and Life Sciences
			•	Electronics and Advanced Technology
			•	Power

Clients

        We provide our services to a broad range of domestic and international clients, including the U.S. federal government, state, local and provincial governments and private sector businesses. We perform services as the prime contractor, as subcontractors, or through joint ventures or partnership agreements with other service providers. The demand for our services generally comes from budgeting and capital spending decisions made by our clients. The following table shows representative clients by each of our operating segments:

Federal	Civil Infrastructure	Industrial
• • • • • • • • • •	U.S. Department of Energy (DOE)
U.S. Department of Defense
U.S. Air Force
U.S. Navy
U.S. Army Corps of Engineers
U.S. Agency for International Development
U.S. Environmental Protection Agency
U.S. Federal Emergency Management Agency
United Kingdom Atomic Energy Authority
London 2012 Olympic Delivery Authority	• • • • • •	U.S. cities Foreign cities U.S. airports and seaports U.S. and State Departments of Transportation Water and Wastewater Municipalities Panama Canal Authority	• • • • • • •	Microelectronics manufacturers
Power utilities
Pharmaceutical and biotechnology companies
Automotive, food and beverage, metals and consumer product manufacturers
Chemicals, bioprocessing and refining companies
Wireless network operators
Major oil and gas companies, refiners and pipeline operators

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

        Environmental.    We provide program management, compliance and environmental consulting for contaminated site assessment and remediation projects (including remediation of unexploded ordnance and chemical and biological agents), ecological and natural resource and sediment damage assessments, strategic environmental management and permitting services, environmental liability management services, ordnance and explosives management services, site investigations, remedial design, implementation and construction services, treatment systems for hazardous and toxic waste contaminated properties, and sustainable development planning and design services.

        Government Facilities and Infrastructure.    We provide lifecycle services for facilities and infrastructure to the U.S. federal and other national governments. Services include planning, consulting, design, engineering, program management, design/build, contingency planning and logistics support, and operations and maintenance. Operations and maintenance activities include outsourcing of facilities maintenance and management, utilities operations and maintenance, environmental support, other base operating services and minor capital construction projects. Contracts are typically long-term. Contingency planning and logistics support services include technical support, material expediting, supply and value chain management, transportation and distribution, and deployment logistics.

        Water, Wastewater and Water Resources.    We provide a complete range of services for the planning, design build, construction, construction management and program management of water supply and delivery systems, and wastewater collection and treatment facilities. Services are provided for new and expanded water storage, transmission, treatment (including desalination plants and membrane technology) and disposal systems, wastewater distribution systems, and wastewater collection and conveyance systems. Additionally, we provide water resources management, environmental restoration and watershed management, ground water modeling and protection, wastewater reclamation and reuse, biosolids management and financial planning.

        Transportation.    We provide consulting, engineering and construction services for airports, highways, bridges, seaports, railroads and transit systems. These services include transportation planning, environmental planning, project siting, permitting, design, construction and program management, management consulting and design/build delivery.

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

        Information Technology—Enterprise Management Solutions.    We provide program management, consulting, integration and managed services for specialized information technology, software and integrated security industries. We are focused on infrastructure and asset management along with geospatial program management solutions for all customers within the government and industrial sectors. We also are focused on new and emerging program management and deployment opportunities within the next generation of WiFi/WiMax information management systems.

        Energy, Chemicals, and Industrial Systems.    We provide a broad array of life cycle services to the energy, mining, and chemicals markets. The energy markets include upstream oil and gas, oil sands, refining, biofuels, pipelines and terminals, and clean energy application projects such as gasification, wind, solar and carbon offset. Our services include major program management, consulting, front end engineering and design (FEED Services), engineering-procurement-construction (EPC) projects, fabrication and module assembly of client-owned facilities, construction services, operations and maintenance (O&M), integrated planning, permitting, and EPC delivery and sustaining services to reduce cycle times and to meet the energy needs of the future in a sustainable manner. We also provide consulting and project delivery services for a diverse portfolio of projects including greenhouse gas management, energy conservation (e.g., LEED certification), water technology/management, process optimization and waste minimization. We also bring our clients specialized know-how in planning, logistics, modular design and construction, constructing, and maintaining facilities in extreme climatic conditions throughout the Arctic region (including Alaska, Russia, Canada and other locations), South America and the Middle East.

        We also provide a broad array of life cycle services to industrial markets to improve the performance and operations of industrial facilities. These services typically include consulting, design, project delivery, licensing, air quality management, environmental, health and safety auditing and performance, regulatory compliance, renewable energy and facility sustainability analysis, risk assessment and ecosystems management.

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

        Electronics and Advanced Technology.    We provide program management, consulting, planning, architectural and engineering design, construction services and products, and facility support/optimization to manufacturing clients in the high-technology research and manufacturing markets including circuit, wafer, foundry, nanotechnology, research laboratory, data center and flat panel display industries. Our clients typically require integrated design and construction services for complex manufacturing systems, including cleanrooms, ultrapure water and wastewater systems, chemical and gas systems and production tools.

        Power.    We provide engineering and EPC services to regulated and nonregulated sectors of the power industry, including new generation capacity utilizing gas, coal, and alternative fuel technologies, industrial co-generation and environmental compliance-driven projects. These services include integrated EPC and startup competencies that employ enhanced engineering and management tools.

Competition

        The market for our design, consulting, engineering construction, operations and maintenance, and program management services is highly competitive. We compete with large multinational firms having substantially greater financial, management and marketing resources as well as smaller firms with less resources who offer lower prices for particular services. In addition, some of our clients, including government agencies, occasionally utilize their own internal resources to perform design, engineering and construction services where we might have been the service provider.

        Numerous mergers and acquisitions in the engineering services industry have resulted in a group of large firms that offer a full complement of single-source services including studies, designs, construction, operations, maintenance and in some instances, facility ownership. Included in the current trend is movement towards larger program and contract awards and longer-term contract periods for a full suite of services, (e.g., 5 to 20 year full-service contracts). While these larger, longer, more comprehensive contracts require us to have substantially greater financial and human capital than in the past, we are poised to effectively compete for such full service programs.

        To our knowledge, no single company or group of companies currently dominates any significant portion of the engineering services markets. Competition in the engineering services industry is based on quality of performance, reputation, expertise, price, technology, customer relationships, range of service offerings and domestic and international office networks. For additional information regarding competition, see "Risk Factors—Our industry is highly competitive" in Item 1A of this Annual Report on Form 10-K.

Backlog

        The following table provides backlog revenues by operating segment for the years ended December 31:

($ in millions)	2007	2006
Federal	$935.6	$725.1
Civil Infrastructure	2,015.1	2,399.4
Industrial	2,594.2	812.0

	$5,544.9	$3,936.5

        We define backlog as contracted task orders less previously recognized revenue on such task orders. Our backlog does not reflect any future activities related to unconsolidated joint ventures. Many of our contracts require us to provide services that span over a number of fiscal quarters and often over fiscal years. U.S. government agencies operate under annual fiscal appropriations by Congress and fund various federal contracts only on an incremental basis. The same is true of many state, local and foreign contracts. For more information on backlog, see "Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future performance" in Item 1A of this Annual Report on Form 10-K. The increase in the Federal segment backlog is due to an extension of the Hanford River Protection project in the nuclear group and multiple projects with the Air Force Center for Engineering and the Environment awarded in the current year. The decrease in the Civil Infrastructure segment backlog was the result of fewer significant awards as compared to the prior period, and working off prior period backlog. The Industrial segment backlog increased due to new projects awarded including backlog acquired and those brought on by the current year acquisitions.

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

        Political instability in key regions around the world coupled with the U.S. federal government's commitment to the war on terror put at risk federal discretionary spending, including spending on infrastructure projects that are of particular importance to our business. At the state and local levels, the need to compensate for reductions in the federal matching funds, as well as financing of federal unfunded mandates, creates tremendous pressures to cut back on infrastructure project expenditures as well. While we have won and are continuing to seek federal contracts related to changing U.S. federal government priorities, such as unforeseen disaster response, rebuilding Iraq and Afghanistan, and some other projects that reflect current government focus, there can be no assurances that potential reduction of federal infrastructure project funding would not adversely affect our business.

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

The success of our joint ventures depends on the satisfactory performance by our joint venture partners of their joint venture obligations. The failure of our joint venture partners to perform their joint venture obligations could impose on us additional financial and performance obligations that could result in reduced profits or, in some cases, significant losses for us with respect to the projects that our joint ventures undertake.

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

        We are dependent on the cash flows generated by our subsidiaries and, consequently, on their ability to collect on their respective accounts receivables. Substantially all of our cash flows necessary to meet our operating expenditures are generated by our subsidiaries. The financial condition and operational requirements of our subsidiaries may limit our ability to obtain cash from them. In addition, we conduct some operations through foreign subsidiaries and joint ventures. We do not manage all of these entities. Even in those joint ventures that we manage, we are often required to consider the interests of our joint venture partners in connection with decisions concerning the operations of the joint ventures. Arrangements involving these foreign subsidiaries and joint ventures may restrict us from gaining access to the cash flows or assets of these entities. In addition, these foreign subsidiaries and joint ventures sometimes face governmentally imposed restrictions on their abilities to transfer funds to us.

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

        In 2007, we derived approximately 15% of our revenues from operations outside of the U.S. compared to 14% in 2006. Conducting business internationally is subject to a variety of risks including:

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

  •
  Challenges in managing risks inherent in international operations, such as unique labor rules and corrupt business environments may cause inadvertent violations of laws that we may not immediately detect or correct.

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

        In 2007, we derived approximately 28% of our total revenues from contracts with the U.S. federal government and foreign national governments. We own equity interests in joint ventures with revenues attributable primarily or entirely to contracts with U.S. federal government clients. The following risks are inherent in U.S. federal government contracts:

  •
  Because federal laws permit government agencies to terminate a contract for convenience, our government clients may terminate or decide not to renew our contracts with little or no prior notice.

  •
  U.S. federal government clients may audit contract payments we receive for several years after these payments are made. Based on these audits, the clients may adjust or demand repayment of payments we previously received. Audits have been completed on our federal contracts through December 31, 2005, and are continuing for subsequent periods. None of the audits performed to date on our federal contracts has resulted in any significant adjustments to our financial statements. It is possible, however, that an audit in the future could have an adverse effect on our consolidated financial statements.

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

  •
  In years when the U.S. federal government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a "continuing resolution" that authorizes agencies of the U.S. government to continue to operate, but does not authorize new spending initiatives, which can delay the award of new contracts. These delays could have an adverse effect on our operating results.

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

Ongoing government investigations of VECO Corporation could have an adverse effect on our reputation in the business community or future business operations.

        On September 7, 2007, we acquired VECO Corporation (VECO) and substantially all of its operating businesses. Prior to the acquisition, on May 2, 2007, the founder, then chief executive officer, and principal shareholder of VECO, Bill Allen, entered into a plea agreement with the United States Department of Justice pursuant to which he pled guilty to certain criminal charges involving bribery of public officials, violation of campaign contribution laws, and tax fraud. In connection with the investigation of the allegations against Mr. Allen, the United States Department of Justice, the Internal Revenue Service and certain State of Alaska government agencies commenced investigations of VECO and certain of its employees. In the process of reviewing VECO's business and operations prior to the acquisition, we engaged in special due diligence designed to address concerns related to the conduct of VECO's past operations and various investigations underway by the Department of Justice, the Internal Revenue Service and certain State of Alaska government agencies. Although we were satisfied with the results of the due diligence review, no assurances can be given that the ongoing investigations will not result in civil or criminal charges against VECO, now a CH2M HILL subsidiary. Any such charges and related publicity could have an adverse effect on our reputation in the business community or future business operations.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future performance.

        Our backlog at December 31, 2007 was $5.5 billion. We cannot assure that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, our ability to earn revenues from our backlog depends on the availability of funding for various U.S. federal, state, local and foreign government agencies. Most of our domestic and international industrial clients have termination for convenience provisions in their contracts. Therefore, project terminations, suspensions or reductions in scope may occur from time-to-time with respect to contracts reflected in our backlog. Some backlog reductions would adversely affect the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.

We could sustain losses on contracts that contain "fixed price" or "not to exceed" pricing provisions if our costs exceed the fixed or maximum prices.

        In 2007, we derived approximately 40% of our revenues from "fixed price" contracts and approximately 39% of our revenues from time-and-materials contracts, most of which had "not to exceed" price limits. Under "fixed price" contracts, we agree to deliver projects for a definite, predetermined price regardless of our actual costs incurred over the life of the project. Under time-and-materials contracts with "not to exceed" provisions, we are compensated for the labor hours expended at agreed-upon hourly rates plus cost of materials used; however, there is a stated maximum compensation for the services to be provided under the contract. Many fixed price and "not to exceed" contracts involve large industrial facilities and public infrastructure projects and present the risk that our costs to complete a project may exceed the fixed price or "not to exceed" price agreed upon with the client. The fixed or maximum fees negotiated for such projects may not cover our actual costs and desired profit margins. If our actual costs for a fixed or "not to exceed" price project are higher than we expect, our profit margins on the project will be reduced or we could suffer a loss.

Rising inflation, interest rates and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed price contracts.

        Because a significant portion of our revenues is earned from time-and-materials type contracts, guaranteed maximum price contracts and fixed price contracts, as well as contracts that base significant financial incentives on our ability to keep costs down, we bear some or all of the risk of rising inflation with respect to those contracts. In addition, rising inflation, interest rates and/or construction costs could reduce the demand for our services. Furthermore, if we expand our business into markets and geographic areas where "fixed price" work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates and/or construction costs could have a material adverse impact on our business and financial results.

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

        As a global company, we are heavily reliant on computer, information and communications technology and related systems in order to properly operate. From time to time, we may be subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Such failures could cause loss of data and interruptions or delays in our or our customers' businesses and could damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our actual results could differ materially from those anticipated.

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

        There is no public market for our common stock. While we intend the internal market to provide liquidity to shareholders, there can be no assurance that there will be enough orders to purchase shares to permit shareholders to sell their shares on the internal market, or that a regular trading market will be sustained in the future. The price in effect on any trade date may not be attractive enough to both buyers and sellers to result in a balanced market because the price will be fixed in advance by our Board of Directors, using their judgment of the fair market value of our common stock, and not by actual market trading activity. Moreover, although we may enter the internal market as a buyer of common stock if there are more sell orders than buy orders, we have no obligation to engage in internal market transactions and will not guarantee market liquidity. Consequently, insufficient buyer demand could cause sell orders to be prorated, or could prevent the internal market from opening on any particular trade date. Insufficient buyer demand could cause shareholders to suffer a total loss of investment or substantial delay in their ability to sell their common stock. No assurance can be given that shareholders desiring to sell all or a portion of their shares of common stock will be able to do so. Accordingly, the investment in our common stock is suitable for you only if you have limited need for liquidity in your investment.

Transfer restrictions on our common stock could prevent you from selling your common stock and cause you to lose all or part of your investment.

        Since all of the shares of our common stock are subject to transfer restrictions, you will generally only be able to sell your common stock through our internal market on the four trade dates in each year. Unlike shares that are actively traded in the public markets, you may not be able to sell at a particular time even though you would like to do so. Our common stock price could decline between the time you want to sell and the time you become able to sell. For a detailed discussion of the transfer restrictions on our common stock, see "Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in Item 5 of this Annual Report on Form 10-K.

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

Future returns on our common stock may be significantly lower than historical returns.

        We cannot assure you that our common stock will provide returns in the future comparable to those achieved historically or that the price will not decline.

Changes in our business may increase the volatility of the stock price.

        The stock price could be subject to significant fluctuations. The volatility is expected to result from the impact on our stock price of:

  •
  our significant investments in publicly and privately traded companies and the volatility of the price of those companies' shares

  •
  the mix of our commercial and international business as a proportion of our overall business and the volatility associated with companies in those business areas

  •
  the impact of acquisitions, investments, joint ventures and divestitures that we may undertake

        Finally, the market factor used in the formula may change from quarter to quarter, as appropriate, to reflect changing business, financial, investment and market conditions.

Restrictions in our restated articles of incorporation and bylaws may discourage takeover attempts that you might find attractive.

        Our restated articles of incorporation and bylaws may discourage or prevent attempts to acquire control of us that are not approved by our board of directors, including transactions in which stockholders might receive a premium for their shares above the stock price. Our stockholders may view such a takeover attempt favorably. In addition, the restrictions may make it more difficult for our stockholders to elect directors not endorsed by us.

Item 1B.    Unresolved Staff Comments

        We do not currently have any unresolved written comments from the Staff of the SEC regarding our periodic or current reports under the Securities Exchange Act of 1934.

Item 2.    Properties

        Operations of CH2M HILL and our subsidiaries are conducted at both owned and leased properties in several countries throughout the world. Our corporate headquarters are located in Englewood, Colorado, where we lease approximately 155,000 square feet of space. The lease on our corporate headquarters building expires in 2017, with an option to extend the term twice for either a ten or five year term. The office space that we lease is based upon commercially available terms. We believe that our existing facilities are adequate for the present needs of our business and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations.

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

        In January 2006, a subsidiary entered into a Deferred Prosecution Agreement (DPA) with the office of the United States Attorney for the District of Connecticut. The DPA relates to an investigation of a Clean Water Act (CWA) violation at two wastewater treatment facilities in Connecticut. Pursuant to the DPA, the subsidiary contributed $2.0 million to community projects and took other agreed upon steps to enhance CH2M HILL's CWA compliance procedures at the two wastewater treatment facilities in Connecticut. Provided CH2M HILL complies with its obligations under the DPA through January 2008, the U.S. District Attorney for the District of Connecticut will recommend dismissal of all actions against the subsidiary in connection with this matter. The violation is related to failure to comply with sampling and reporting requirements of the CWA and there is no evidence the violation resulted in harm to human health or the environment. Although the term of the DPA ended in January 2008 and we believe we have fully complied with the DPA, the DPA will not be released and the criminal charge will not be removed until the U.S. District Attorney for the District of Connecticut is satisfied all conditions have been met. We are currently in discussions with the U.S. District Attorney for the District of Connecticut to achieve this resolution.

        In September 7, 2007, we acquired VECO and substantially all of its operating businesses. Prior to the acquisition, on May 2, 2007, the founder, then chief executive officer and principal shareholder of VECO, Bill Allen, entered into a plea agreement with the United States Department of Justice pursuant to which he agreed to plead guilty to certain criminal charges involving bribery of public officials, violation of campaign contribution laws, and tax fraud. In connection with the investigation of the allegations against Mr. Allen, the United States Department of Justice, the Internal Revenue Service and certain State of Alaska government agencies commenced investigations of VECO and certain of its other employees. In the process of reviewing VECO's business and operations prior to the acquisition, we engaged in special due diligence designed to address concerns related to the conduct of VECO's past operations and various investigations underway by the Department of Justice, the Internal Revenue Service and certain State of Alaska government agencies. Although we were satisfied with the results of the due diligence review, no assurances can be given that the ongoing investigations will not result in civil or criminal charges against VECO, now a subsidiary of ours. Any such charges and related publicity could have an adverse effect on our reputation in the business community or future business operations.

        On July 27, 2007, our subsidiary, CH2M HILL Hanford Group ("CH2M Hanford") caused a spill of approximately 85 gallons of radioactive waste, during routine maintenance operations on the Hanford Reservation owned by the United States Department of Energy ("DOE"). No one was injured, and the DOE's accident investigation concluded that "[because] of low concentrations and short duration of the exposure, it is not likely that the spill event caused an overexposure or chronic health impacts". CH2M Hanford took all prompt and appropriate steps to formulate and implement a corrective action plan that has been accepted by the DOE. In connection with the event, the DOE's Office of Health, Safety and Security has conducted an investigation under its Price Anderson Act nuclear safety authority. The DOE has not yet taken any formal action against CH2M Hanford as a result of this investigation. The DOE has broad discretion in setting fines, but it takes into account a contractor's prompt acceptance of responsibility and the formulation of an appropriate corrective action plan, which is what CH2M HILL has done to what we believe to be the DOE's satisfaction. The Washington Department of Ecology has proposed to fine the DOE $.5 million in connection with the spill and, if the fine is levied, CH2M HILL will be financially liable for it under our contract with the DOE. CH2M Hanford is in discussions with the the Washington Department of Ecology about a possible reduction of the proposed fine. Finally, the Environmental Protection Agency ("EPA") proposed to fine both the DOE and CH2M HILL in connection with the spill. CH2M HILL settled that fine for $6,800 and $24,000 in in-kind services to support the local Tri-County emergency response team. CH2M HILL's management does not believe that this event will materially impact CH2M HILL's business or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        No items were submitted to a vote of security holders during the fourth quarter of 2007.

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

        All sales of common stock on the Internal Market are restricted to the following authorized buyers:

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

        Since the inception of the program on January 1, 2000, the "M" factor has not deviated from 1.0. In recent years, however, our engineering and construction industry has seen a sustained upward valuation trend. To reflect this industry trend in CH2M HILL stock price and to arrive at a fair value for our stock, the Board of Directors decided to increase the market factor from 1.0 to 1.2 in the third quarter of this year.

        Profit After Tax ("P").    "P" is profit after tax, otherwise referred to as net income, for the four fiscal quarters immediately preceding the Trade Date. Our Board of Directors, at its discretion, may exclude nonrecurring or unusual transactions from the calculation. Nonrecurring or unusual transactions are developments that the market would not generally take into account in valuing an equity security. A change in accounting rules, for example, could increase or decrease net income without changing the fair market value of our common stock. Similarly, such a change could fail to have an immediate impact on the value of our common stock, but still have an impact on the value of our common stock over time. As a result, our Board of Directors believes that in order to determine the fair market value of our common stock, it needs the ability to review unusual events that affect net income. In the past, our Board of Directors has excluded unusual items from the calculation of "P", including nonrecurring revenue from Kaiser-Hill Company, LLC and a write off of an investment in an international telecommunications company. Because "P" is calculated on a four quarter basis, an exclusion impacts the calculation of fair market value for four consecutive quarters. Our Board of Directors may determine to exclude other future unusual or non-recurring items from the calculation of "P".

        Total Shareholders' Equity ("SE").    "SE" is total shareholders' equity, which includes intangible items, as set forth on our most recent available quarterly or annual financial statements. Our Board of Directors, at its discretion, may exclude from the Shareholders' Equity parameter nonrecurring or unusual transactions that the market would not generally take into account in valuing an equity security. The exclusions from Shareholders' Equity will generally be those transactions that are non-cash and are reported as "accumulated other comprehensive income (loss)" on the face of our consolidated balance sheet. For example, during 2005, 2006 and 2007, our Board of Directors excluded, and will continue to exclude, a non-cash reduction in shareholders' equity related to the accounting for our defined benefit pension and other postretirement plans. Because this adjustment is unusual and will fluctuate from period to period, our Board of Directors excluded it from the "SE" parameter for stock valuation purposes. Similarly, other items that are reported as components of "accumulated other comprehensive income (loss)" are excluded from "SE" and include items such as unrealized gains/losses on securities and foreign currency translation adjustments.

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

        The "CS" calculation is done on a fully-diluted basis since we believe that taking into account the issuance of all securities that will affect the per share value is a better representation of the share value over time. We have more than a 30-year history in making annual grants of stock-based compensation. Therefore, we believe that we have sufficient information to reasonably estimate the number of such "to be issued" shares. This approach avoids an artificial variance in share value during the first calendar quarter of each year when the bulk of shares of our common stock are issued by us pursuant to our employee benefit plans and stock-based compensation programs.

        The following table shows a comparison of the "CS" value actually used by our Board of Directors to calculate stock prices on the dates indicated versus the year-to-date weighted-average number of shares of common stock as reflected in the diluted earnings per share calculation in our financial statements for the past three years.

(in thousands) Effective Date	CS	YTD Weighted- Average Number of Shares as reflected in Diluted EPS calculation
February 11, 2005	33,348	31,944
May 12, 2005	33,428	32,208
August 12, 2005	33,546	32,430
November 11, 2005	33,696	32,496
February 10, 2006	33,904	32,482
May 11, 2006	34,153	33,030
August 11, 2006	34,351	33,179
November 10, 2006	34,497	33,135
February 9, 2007	34,570	33,047
May 10, 2007	34,611	33,027
August 10, 2007	34,690	33,254
November 9, 2007	34,943	33,326
February 8, 2008	35,322	33,508

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

Effective Date	M	P	SE	CS	Price Per Share	Percentage Price Increase (Decrease)
		(in thousands)	(in thousands)	(in thousands)
February 11, 2005	1.0	32,338	245,298	33,348	14.92	1.8%
May 12, 2005	1.0	31,952	250,246	33,428	14.94	0.1%
August 12, 2005	1.0	31,244	263,139	33,546	15.11	1.1%
November 11, 2005	1.0	31,316	319,533	33,696	16.73	10.7%
February 10, 2006	1.0	38,367	335,301	33,904	18.72	11.9%
May 11, 2006	1.0	35,143	334,897	34,153	17.83	(4.8)%
August 11, 2006	1.0	38,074	345,509	34,351	18.70	4.9%
November 10, 2006	1.0	37,479	354,464	34,497	18.75	0.3%
February 9, 2007	1.0	38,901	375,206	34,570	19.63	4.7%
May 10, 2007	1.0	43,804	381,932	34,611	20.91	6.5%
August 10, 2007	1.0	48,656	412,028	34,690	22.82	9.1%
November 9, 2007	1.2	56,782	444,803	34,943	27.94	22.4%
February 8, 2008	1.2	64,550	466,926	35,322	30.32	8.5%

Holders of Our Common Stock

        As of February 26, 2008, there were 10,112 holders of record of our common stock. As of such date, all of our common stock of record was owned by our current employees, directors, eligible consultants, and by our various employee benefit plans.

Dividend Policy

        We have never declared or paid any cash dividends on our capital stock and no cash dividends are contemplated in the foreseeable future. We intend to retain any future earnings to finance the growth and development of our business. Under our existing unsecured revolving line of credit, payment of dividends would represent a violation of our covenants.

Issuer Purchases of Equity Securities

        The following table covers the purchases of our securities by CH2M HILL during the quarter ended December 31, 2007:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October(a)	2,766	$22.82	—	—
November	—	—	—	—
December(a)(b)	181,656	$27.94	—	—

Total	184,422	$27.86	—	—

(a)
Shares purchased by CH2M HILL from terminated employees.

(b)
Shares purchased by CH2M HILL in the Internal Market.

Item 6.    Selected Financial Data

        The selected financial data presented below under the captions "Selected Statement of Operations Data" and "Selected Balance Sheet Data" as of and for each of the years in the five-year period ended December 31, 2007, are derived from the consolidated financial statements of CH2M HILL Companies, Ltd. and subsidiaries, which financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2007 and 2006, and the results of operations and cash flows for each of the years in the three-year period ended December 31, 2007, and the report thereon, are included in Item 15 of this Annual Report on Form 10-K. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, and the consolidated financial statements and related notes thereto, included in this Annual Report on Form 10-K.

        The comparability of the following selected financial data has been impacted by the adoption of Statement of Financial Accounting Standards (SFAS) No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), on December 31, 2007; the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007; the adoption of SFAS No. 123(R), Share-Based Payment, on January 1, 2006 and the adoption of FIN 46 (R), Consolidation of Variable Interest Entities, on January 1, 2005.

        During the periods presented, we paid no cash dividends on our common stock.

	Years Ended December 31,
($ in millions, except per share data)	2007		2006	2005		2004	2003
Selected Statement of Operations Data:
Revenues	$4,376.2		$4,006.9	$3,152.2		$2,715.4	$2,154.3
Operating income	79.1		63.6	134.1	(b)	51.2	39.6
Net income	66.0		38.9	81.6	(b)	32.3	23.8
Net income per common share
Basic	$2.01		$1.20	$2.56	(b)	$1.03	$0.77
Diluted	$1.97		$1.18	$2.51	(b)	$1.01	$0.74
Selected Balance Sheet Data:
Total assets	$1,909.9		$1,279.5	$1,103.9		$829.9	$746.0
Long-term debt, including current maturities	197.8	(a)	0.6	4.1		7.0	9.3
Total shareholders' equity	463.5		366.0	320.0		229.9	200.2

(a)
The majority of the increase in long-term debt outstanding at December 31, 2007 relates to the debt incurred to fund the acquisition of VECO and Trigon and the debt assumed in those business combinations.

(b)
The increase in operating income, net income and basic and diluted net income per common share was primarily the result of equity in earnings from Kaiser-Hill Company, LLC recorded during the year of approximately $95.7 million.

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

  •
  Where our cash came from and how it was used

  •
  How all of this affects our overall financial condition

        The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described here. You should read this section in conjunction with Item 1A "Risk Factors" and the consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K.

Business Summary

        We are one of the largest engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operation, major project management and related technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we have approximately 22,000 employees worldwide.

        We believe that our diversified business portfolio allows us to (1) provide our clients with innovative project delivery using cost-effective approaches and advanced technologies, and

(2) experience weakness in one or two areas and still overcome these challenges with strong financial and operating performance in other areas.

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

        We believe that we are well positioned geographically, technically and financially to compete worldwide in the key markets we have elected to pursue and the clients we serve. The combination of our expanding domestic and global reach and diverse service portfolio also positions us to capitalize on client-driven changes in the market. For example, projects in the engineering services market are increasingly global in scope, and clients around the world are increasingly focused on strategic global issues such as supply chain management, procurement, sustainability, and cross-sector innovation. These issues cut across our client and service portfolios. We believe that our strategic focus on full service project delivery, using cross functional business capabilities and finding innovative technological solutions for clients, position us to capitalize on these market forces.

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

Acquisitions

        We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, add value to the projects undertaken for clients, or enhance our capital strength. During 2007, we completed several acquisitions that will expand our services into new markets and new geographical locations. Two of the acquisitions will expand our presence in the water sector including a wastewater management company and a company that specializes in planning, design, and construction management of water and wastewater treatment, distribution and collections systems. The other two acquisitions are part of our strategic initiative to expand operations into the energy industry. These services include engineering, construction and field support services, as well as engineering services for pipeline and related facilities.

        The most significant of the transactions is the acquisition of VECO Corporation, which occurred on September 7, 2007. CH2M HILL purchased the outstanding stock of VECO and substantially all of VECO's operating businesses. The results of VECO have been included in the consolidated financial statements since that date and are included in the Industrial operating segment.

Summary of Operations

Results of Operations for the Year Ended December 31, 2007 Compared to 2006

	2007			2006			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Federal	$1,246.2	$30.0	$67.8	$1,435.7	$12.9	$87.4	$(189.5)	(13.2%)	$17.1	$(19.6)	(22.4%)
Civil Infrastructure	1,445.3	12.9	64.8	1,298.3	3.6	61.3	147.0	11.3%	9.3	3.5	5.7%
Industrial	1,684.7	1.3	(13.7)	1,272.9	0.5	(68.6)	411.8	32.4%	0.8	54.9	80.0%
Corporate	—	—	(39.8)	—	—	(16.5)	—	—	—	(23.3)	(141.2%)

Total	$4,376.2	$44.2	$79.1	$4,006.9	$17.0	$63.6	$369.3	9.2%	$27.2	$15.5	24.4%

Federal

        Revenue decreased for the year ended December 31, 2007, compared to the same period in the prior year by $189.5 million or 13.2%. The current year's decrease was primarily due to the completion of Hurricane Katrina relief and clean-up efforts and the Mound Nuclear Closure project in 2006. The effects of these large project completions were somewhat offset by significant growth related to a clean-up project in Ohio, additional services performed for an underground waste tank clean-up project in Southeast Washington, and expanded services performed in Saudi Arabia and Australia. We increased the amount of work performed for the London 2012 Olympic Delivery Authority during the year and we expect continued growth for the next several years.

        Operating income decreased during the year ended December 31, 2007, compared to last year, by $19.6 million or 22.4%. This decrease was comprised of an increase in equity in earnings year over year of $17.1 million offset by a decrease in operating income from other projects of $36.7 million. The increase in equity in earnings of $17.1 million was primarily the result of the work performed for the London 2012 Olympic Delivery Authority as well as several nuclear projects that recorded favorable operating results. The decrease of $36.7 million was directly associated with the completion of the Hurricane Katrina cleanup efforts offset by incentive fees earned from a large nuclear project which achieved contractual milestones.

Civil Infrastructure

        Revenue increased for the year ended December 31, 2007, compared to last year by $147.0 million or 11.3%. This year we saw continued growth in water and transportation through design build projects, program management and consulting services both domestically and internationally. Growth in North American consulting services was primarily due to design and program management services for municipal clients in the eastern United States and Canada, while the design build growth was primarily due to water treatment projects in southern California and Hawaii. Our revenue also increased from the prior year due to increased transportation program management projects in California and Washington. The growth in our international markets was primarily due to new or continued water projects in Australia, United Arab Emirates, Singapore and Iraq as well as transportation projects including the canal expansion project in Panama and work performed on the Mumbai International Airport.

        Operating income increased during 2007, compared to the prior year by $3.5 million or 5.7%. The increase was comprised of an increase in equity in earnings year over year of $9.3 million offset by a decrease in operating income from other projects of $5.8 million. The increase in equity in earnings of $9.3 million is primarily due to the favorable operating results on new transportation and water projects. The remaining decrease in operating income is a result of favorable operating results in the operations and maintenance business offset by certain project delivery issues.

Industrial

        Revenue increased by $411.8 million or 32.4% for the year ended December 31, 2007, compared to the year ended December 31, 2006. Approximately $245.9 million of the growth related to the acquisition of VECO and Trigon in September and October of 2007, respectively. The results of these energy services companies from the date of acquisition through December 31, 2007 are included in this segment's operating results. We expect to see continued growth in 2008 when compared to 2007 due to these acquisitions.

        The remaining increase in the Industrial segment revenue was driven by growth from four engineering, procurement and construction ("EPC") contracts with major utility companies in the United States to build power generation facilities. Our electronics and advanced technology business realized growth in design build projects, including a large project in Singapore. During the same period, the manufacturing and life sciences business experienced a decrease in service revenue due to the completion of several large projects earlier in the year that had provided significant revenue in the prior year.

        The Industrial segment had an operating loss of $13.7 million during the current year compared to an operating loss of $68.6 million for the prior year, representing an improvement of 80.0%. The improvement of $54.9 million during this year is attributable to improved margins across several of the businesses in this segment offset by a loss recognized by our energy services businesses. Most notably the power and electronics and advanced technology businesses realized significant margin improvements consistent with the increase in revenues for the same periods. The improvement in the power business was primarily due to significant growth in EPC contracts for the period as discussed above. A higher percentage of design build work versus other services in the electronics and advanced technology business also resulted in significantly higher margins. Furthermore, we had experienced a significant loss in the prior period related to a manufacturing facility project whose costs increased significantly as a result of the absorption of commodities and skilled laborers by Hurricane Katrina clean-up efforts. These improvements were partially offset by a loss of approximately $12.9 million in the energy services business primarily resulting from the recognition of depreciation and amortization on the intangible assets and the real and personal property acquired from VECO and Trigon.

Results of Operations for the Year Ended December 31, 2006 Compared to 2005

	2006			2005			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Federal	$1,435.7	$12.9	$87.4	$1,150.0	$104.1	$128.0	$285.7	24.8%	$(91.2)	$(40.6)	(31.7%)
Civil Infrastructure	1,298.3	3.6	61.3	1,051.4	5.6	31.0	246.9	23.5%	(2.0)	30.3	97.7%
Industrial	1,272.9	0.5	(68.6)	950.8	0.4	(10.6)	322.1	33.9%	0.1	(58.0)	547.2%
Corporate	—	—	(16.5)	—	—	(14.3)	—	—	—	(2.2)	15.4%

Total	$4,006.9	$17.0	$63.6	$3,152.2	$110.1	$134.1	$854.7	27.1%	$(93.1)	$(70.5)	(52.6%)

Federal

        Revenue increased $285.7 million or 24.8% for the year ended December 31, 2006 compared to 2005. This increase in revenue was primarily due to work associated with the Hurricane Katrina relief and cleanup efforts. Partially offsetting these favorable results was a reduction in spending by the DOE during 2005 on our contract at the Hanford River Protection Project.

        Operating income decreased for the year ended December 31, 2006 compared to 2005 by $40.6 million or 31.7%. The decrease in operating income is primarily associated with the completion of the Kaiser-Hill project which contributed $95.7 million in equity in earnings of joint ventures during

2005. This decrease is partially offset by operating income from the Hurricane Katrina relief and cleanup as well as performance based incentives earned on a contract at the Department of Energy's Savannah River complex.

Civil Infrastructure

        Revenue increased by $246.9 million or 23.5% for the year ended December 31, 2006 compared to the same period in 2005. The largest increase was attributed to several new water projects in North America and international markets. The growth in North America is primarily due to a water treatment project in Southern California and the growth in our international markets is primarily due to projects located predominately in Australia, United Arab Emirates, Singapore and Iraq. We had continued growth due to successful pursuits in transportation design build and consulting. These new projects included significant highway contracts in Colorado, Washington, Virginia and Vancouver, British Columbia and program management projects. We also had an improvement in revenue from operations and maintenance (O&M) contracts including a new municipal operations project in Georgia, an amendment to an existing project and new projects in Las Vegas and Puerto Rico.

        Operating income increased by $30.3 million or 97.7% for the year ended December 31, 2006 compared to the same period in the prior year. The increase in operating income is primarily associated with our water projects which produced significant improvements due to an increase in North American consulting and international revenue as described above. We also experienced growth in operating income due to revenue growth from transportation and O&M projects, as described above.

Industrial

        Revenue increased for the year ended December 31, 2006 compared to 2005 by $322.1 million or 33.9%. The increase in revenue was largely due to new projects in the power, manufacturing, energy and industrial systems and enterprise management solutions markets. Our significant growth in power was driven primarily from two new contracts with major utility companies in North America. Our manufacturing business experienced new business growth in 2006 as a result of business development pursuits. Our energy and industrial systems business revenue growth was associated with O&M support services at two petroleum facilities and increased consulting. Communications had signs of renewed spending by clients particularly in the wireless sector worldwide which has increased revenue. These increases were partially offset by a decline in our chemicals and plastics business due to low volume, the completion of several bio-pharma projects in Puerto Rico, and the continued delay in some customer awards of large projects.

        Operating loss for the year ended December 31, 2006 was $68.6 million compared to an operating loss of $10.6 million for the year ended December 31, 2005. This decrease was primarily due to significant cost overruns on a project to construct a manufacturing facility. This project experienced increased costs due to project delivery issues and increased commodity prices. In addition, the clean up efforts required from Hurricane Katrina caused significant shortages in experienced craft laborers in the area and thus materially increased wage rates and reduced overall productivity. Partially offsetting these declines were improvements on manufacturing contracts due to strong market conditions, execution of projects at higher margins and monitoring of indirect costs.

Corporate Expenses

        Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts. Corporate expenses for the year ended December 31, 2007 were $39.8 million compared to $16.5 million in 2006, and $14.3 million in 2005. The increase of $25.1 million in 2007 compared to the prior year is primarily due to a $7.8 million lease termination fee and a $1.0 million write off of deferred financing lease costs associated with the purchase of CH2M HILL's corporate headquarters and the subsequent sale-leaseback of these properties in September 2007. In addition, expenditures for strategic initiatives and business development efforts undertaken in the current year added to this variance.

Income Taxes

        The income tax provisions for the years ended December 31, 2007, 2006 and 2005 are as follows:

($ in millions)	Income Tax Provision	Effective Tax Rate
2007	$11.7	15.1%
2006	24.8	38.9%
2005	52.6	39.2%

        The significant decrease in the effective tax rate for the year ended December 31, 2007 compared to 2006 was primarily due to the impacts of the settlement with the Internal Revenue Service with respect to the research and experimentation credit for the years 1996 through 2003, as well as the extraterritorial income exclusion for the years 2001 through 2003 and an increase in foreign earnings subject to lower tax rates. Our effective tax rate continues to be impacted by the effect of state income taxes, non-deductible foreign net operating losses in selected countries, the Section 199 deduction and disallowed portions of meals and entertainment expenses. The decrease in the effective tax rate for the year ended December 31, 2006 compared to 2005 was primarily due to the impact of an increase in the blended state tax rate applied against the balance in net deferred tax assets.

        During 2007, CH2M HILL reached a settlement on research and experimentation credit and extraterritorial income exclusion with the Internal Revenue Service for years 1996 through 2003. This settlement resulted in the recognition of net tax benefits of $15.3 million.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and purchases of stock presented on our internal market. Based on our total cash and credit capacity available at December 31, 2007 of $445.1 million, we believe that we have sufficient resources to fund our operations, any future acquisition and capital expenditure requirements, as well as purchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.

        The following table reflects our available capacity as of December 31, 2007 (in millions):

Cash on hand		$124.1
Available for sale securities		2.7
Line of credit capacity	$500.0
Outstanding borrowings	(116.0)
Issued letters of credit	(65.7)

Net credit capacity available		318.3

Total available capacity		$445.1

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

        Billings and collections on accounts receivable can impact our operating cash flows. We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on this assessment at December 31, 2007, we have deemed the allowance for doubtful accounts to be adequate; however, future economic conditions may adversely impact some of our clients' ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our timing of cash receipts necessary to meet our operating needs.

        Cash used in investing activities in the year ended December 31, 2007 was $121.9 million compared to $47.9 million and $15.5 million for the same period in 2006 and 2005, respectively. This significant increase was due to a number of factors.

        In the third quarter of 2007, we purchased the outstanding stock of VECO and substantially all of VECO's operating businesses as part of a strategic initiative to expand operations into the energy industry. The results of VECO have been included in the consolidated financial statements since that date and are included in the Industrial operating segment. VECO's 4,000 employees provide engineering, construction and field support services to the energy, resource and process industries in Alaska, Canada, the United States, Russia and the Middle East. We acquired VECO's net assets of $256.2 million for cash paid to the VECO selling shareholders, our common stock and cash paid to certain VECO employees, direct acquisition costs and a holdback contingency. Additionally, as part of the acquisition we assumed debt in the amount of $97.3 million.

        In the fourth quarter of 2007, we acquired the assets and liabilities of Trigon EPC, LLC (Trigon) for $30.6 million, net of cash acquired, and assumed $4.0 million in debt. Trigon is an engineering consulting firm that provides engineering services for pipeline and related facilities, specializing in projects for the crude oil, refined products, natural gas and energy industries. The operating results of Trigon are included in the Industrial operating segment.

        In the first quarter of 2007, we acquired a wastewater management company for $2.5 million. The acquisition is reported in the Civil Infrastructure operating segment.

        We completed preliminary purchase price allocations for these transactions based on a preliminary valuation of the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed.

        In total, we paid cash of $176.1 million (net of cash acquired, hold back liabilities assumed and common stock issued) for these acquisitions and additional earnout payments on a previous acquisition.

        Additionally, we spent $95.9 million upon the exercise of our option to purchase our corporate headquarters buildings. Simultaneous with the purchase of these buildings we sold them for $137.6 million, net of related transaction costs. Net proceeds on the sale of our buildings totaled approximately $41.7 million. Net proceeds received on the sale of securities during the year ended December 31, 2007 was $27.6 million. Capital expenditures, primarily for office equipment and leasehold improvements during the year ended December 31, 2007, were $20.7 million. Historically, as a professional services organization, we have not had significant outflows of cash for capital expenditures. While we expect capital spending to increase significantly in future periods as a result of the acquisition of VECO, we cannot estimate the outlays with certainty at this time due to variability in project awards. We expect to finance future capital expenditures through our financing vehicles as well as available cash flows. We also have a formal operating lease program under which most of our computers and related equipment is procured on an ongoing basis.

        Cash provided by financing activities was $57.2 million in the twelve month period ended December 31, 2007 compared to cash used by financing activities of $38.2 million and $28.2 million for the same period in 2006 and 2005, respectively. The cash inflow was primarily a result of net borrowings on long-term debt of $90.7 million. The funds from our revolving credit facility were primarily used for the acquisition of VECO and Trigon.

        Offsetting the cash provided by borrowings was $36.9 million in cash used for repurchases of stock presented on our internal market during the year ended December 31, 2007 similar to that used in 2006 for the same purpose.

        We are party to a credit agreement which provides for a $500.0 million revolving credit facility (RLOC) which expires on August 31, 2012. The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $250.0 million. While the credit agreement may be used for general corporate purposes and permitted acquisitions, it also provides that up to $250.0 million is available for the issuance of letters of credit to support various trade activities. At our option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender's applicable base rate less a discount rate up to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of December 31, 2007, we had $116.0 million in borrowings outstanding on the RLOC.

        The RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of December 31, 2007, we were in compliance with the covenants required by the credit agreement.

        As part of the acquisition of VECO, we assumed three mortgages related to buildings and property. Two of the mortgages pertain to VECO's offices in Anchorage, Alaska. The primary mortgage on one property of $15.1 million is secured by real estate, rents and leases. The secondary mortgage of $10.9 million is secured by investments. We have scheduled the maturity of these investments to meet the debt service requirements of this mortgage. The third mortgage of $4.6 million, which relates to a building used for warehousing spare parts, is secured by real estate. Additionally, in September 2007, we entered into an equipment financing agreement for $48.5 million. This note was used to refinance a portion of the debt that we assumed in connection with the VECO acquisition. The note is secured by certain equipment and matures in September 2012.

Depreciation and Amortization

        Depreciation and amortization expense for the year ended December 31, 2007 of $35.2 million was $21.4 million greater than the same period in 2006. This 155% increase is the result of the acquisition of VECO and Trigon during the current year. As part of the acquisition we allocated approximately $58.2 million and $56.2 million to customer relationships and backlog acquired, respectively. Additionally, we acquired approximately $180.8 million of fixed assets in these acquisitions. As a result of these acquisitions, we recognized an additional $10.0 million of amortization expense and $12.8 million of depreciation expense related to the intangible and fixed assets, respectively, during the current year. These increases were partially offset by decreases in depreciation and amortization expense on previously held fixed assets during the current year.

Off-Balance Sheet Arrangements

        In September 2007, we exercised our option to purchase the properties comprising our corporate headquarters and three adjacent buildings located in Englewood, Colorado ("Headquarters Campus") which were previously held under three operating lease arrangements. As a result of exercising our purchase option, we were required to pay a lease termination fee totaling $7.8 million and write off previously capitalized lease costs of $1.0 million. We contemporaneously sold these buildings to a third party for proceeds of $138.5 million and entered into an operating lease agreement to lease these buildings back from the new owner. The initial term of the lease is ten years, with an option to extend the term twice for either a ten or five year period. The sale resulted in a $42.6 million deferred gain which is being amortized over the ten year term of the lease as an offset to rent expense. Rental payments under the lease are approximately $0.8 million per month, or approximately $10.0 million in the first year, escalating over time up to approximately $1.0 million per month, or approximately $11.7 million in the tenth year.

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

        We believe that we will be able to continue to have access to professional liability and general casualty insurance, as well as bonds, with sufficient coverage limits, and on acceptable financial terms necessary to support our business. The cost of such coverage has increased and is expected to continue to increase in the short term. Such cost increases are expected to range annually between 5.0% and 10.0% for various insurance policies and surety bonds. We do not believe that such increases will have a material impact on our business. See "Risk Factors—It can be difficult or expensive to obtain the insurance we need for our business operations" in Item 1A of this Annual Report on Form 10-K for additional information.

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

Contractual Obligations

        Contractual obligations outstanding as of December 31, 2007 are summarized below:

($ in millions)	Amount of Commitment Expiration Per Period
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed
Letters of credit	$62.9	$0.3	$2.5	$—	$65.7
Long-term debt, including current maturities	12.5	34.6	137.5	13.2	197.8
Interest payments	10.9	19.5	14.4	8.0	52.8
Operating lease obligations	85.4	123.7	72.4	87.5	369.0
Surety and bid bonds	1,523.2	113.0	—	—	1,636.2

Total	$1,694.9	$291.1	$226.8	$108.7	$2,321.5

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

        Cost-Plus Contracts.    Cost-plus contracts can be cost plus a fixed fee or rate, or cost plus an award fee. Under these types of contracts, we charge our clients for our costs, including both direct and indirect costs, plus a fixed negotiated fee or award fee. We generally recognize revenue based on the actual labor costs and non-labor costs we incur, plus the portion of the fixed fee or award fee we have earned to date. If the actual labor hours and other costs we expend are lower than the total number of hours and other costs we have estimated, our revenues related to cost recoveries from the project will be lower than originally estimated. If the actual labor hours and other costs we expend exceed the original estimate, we must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs.

        In the case of a cost-plus award fee, we include in the total contract value the portion of the fee that we are probable of receiving. Award fees are influenced by the achievement of contract milestones, cost savings and other factors.

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

        We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our tax provision by recording a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2007 and 2006, we reported a valuation allowance of $20.2 million and $6.9 million, respectively. Included in the total valuation allowance at December 31, 2007 is $5.8 million which was acquired with the VECO acquisition and will not have future income tax effect.

        In addition, the calculation of our income tax provision involves uncertainties in the application of complex tax regulations. For income tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

Pension and Postretirement Employee Benefits

        We have two frozen and one active noncontributory defined benefit pension plans, a medical benefit plan for retired employees and other benefit plans. The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. These valuations include many assumptions, but the two most critical assumptions are the discount rate and the expected long-term rate of return on plan assets. For our medical benefit plan, which provides certain health care benefits to qualified retired employees, critical assumptions in determining the employee benefit expense are the discount rate applied to benefit obligations and the assumed health care cost trend rates used in the calculation of benefit obligations. We use judgment in selecting these assumptions each year because we have to consider not only current market conditions, but also make judgments about future market trends, changes in the interest rates and equity market performance. We also have to consider factors like the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

        On December 31, 2007, the Company adopted Statement of Accounting Standard 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158). According to SFAS 158, the funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. In accordance with SFAS 158, we recorded long-term assets for overfunded plans and liabilities for underfunded plans, with a corresponding entry recorded to accumulated other comprehensive loss, net of tax, at December, 31, 2007. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term.

Recently Adopted Accounting Standards

        On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 establishes a process to measure the impact of an uncertainty associated with an income tax position. Under FIN 48, the effect of an income tax position on the income tax provision must be recognized at the amount that is more likely than not to be sustained upon examination by the relevant taxing authority. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Under our previous policy, tax positions were recognized to the extent they were probable of being sustained. As a result of the implementation of FIN 48, we recognized a $1.4 million decrease in the liability for uncertain tax positions, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.

        On December 31, 2007, we adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS No. 87, 88, 106 and 132(R) (SFAS 158), which requires employers to recognize the funded status of pension and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. SFAS 158 also requires plan assets and benefit obligations to be measured as of the balance sheet date beginning December 31, 2008.

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

Recently Issued Accounting Standards

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for us beginning January 1, 2009. This will change the purchase price accounting for acquisitions beginning January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us beginning January 1, 2009. This will change the accounting for noncontrolling interests beginning January 1, 2009.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

        Foreign currency exchange rates.    We are exposed to foreign currency exchange risks in the normal course of our international business operations. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Although historically we have not, we may engage in forward foreign exchange contracts to reduce our economic exposure to changes in exchange rates. A five percent change in foreign currency rates would not have a significant impact on our financial position, results of operations or cash flows.

        Interest rates.    Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and the holdback contingency balance outstanding related to our acquisition of VECO. There was $116.0 million and $69 million outstanding under the unsecured revolving credit agreement and holdback contingency, respectively, at December 31, 2007. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured revolving credit agreement and the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $1.9 million.

Item 8.    Financial Statements and Supplementary Data

        Reference is made to the information set forth beginning on page F-1.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of reviewing the internal controls of VECO and, if necessary, will make appropriate changes as we incorporate our controls and procedures into this recently acquired business.

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

        We acquired VECO Corporation (VECO) on September 7, 2007. Our management has excluded the VECO business from its assessment of the effectiveness of internal control over financial reporting on December 31, 2007. The acquired business has $530.8 million of total assets and $239.2 million of total revenues included in our consolidated financial statements as of and for the year ended December 31, 2007.

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-2.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The following table shows our directors and executive officers as of December 31, 2007:

Name	Age	Title
Robert W. Bailey	52	Director
Robert G. Card	55	Director and Senior Vice President
Carolyn Chin	60	Director
Donald S. Evans	57	Director and Senior Vice President
Jerry D. Geist	73	Director
Garry M. Higdem	54	Director and Senior Vice President
Samuel H. Iapalucci	55	Executive Vice President, Secretary and Chief Financial Officer
Mark A. Lasswell	53	Director
Lee A. McIntire	58	President and Chief Operating Officer
Joan M. Miller	50	Director
Ralph R. Peterson	63	Chairman of the Board and Chief Executive Officer
David B. Price	62	Director
M. Catherine Santee	46	Director
JoAnn Shea	43	Vice President and Chief Accounting Officer
Michael A. Szomjassy	56	Director
Nancy R. Tuor	59	Vice Chair of the Board
Barry L. Williams	63	Director

        On February 15, 2008, Samuel H. Iapalucci announced his intention to retire from his position as Executive Vice President, Secretary and Chief Financial Officer of CH2M HILL, effective April 15, 2008. Mr. Iapalucci has served as our Chief Financial Officer since 1994 and as our Executive Vice President since 2001. Ms. M. Catherine Santee, CH2M HILL's Senior Vice President of Finance and a member of our Board of Directors, has been appointed to replace Mr. Iapalucci as our Chief Financial Officer effective April 15, 2008.

        The information required under this Item is contained in the Proxy Statement under the captions "Proposal 1—Election of Directors" and "Corporate Governance" and is incorporated herein by reference.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required under this Item is contained in the Proxy Statement under the captions "Proposal 1—Election of Directors" and "Corporate Governance" and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        See the information set forth under "Audit Subcommittee" in the Proxy Statement which is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        Documents Filed as Part of this Report

1.
Financial Statements

2.
Financial Statement Schedules and Other

        The consolidated balance sheets of Kaiser-Hill Company, LLC as of December 31, 2007 and 2006, and the related consolidated statements of income, members' equity, and cash flows for each of the years in the three-year period ended December 31, 2007.

        All financial statement schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto, or because such schedules are not applicable.

3.
Exhibits

        The following exhibits are filed as part of this annual report:

Plan of Acquisition

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated September 7, 2007, between CH2M HILL Companies, Ltd., VECO Corporation and its stockholders (certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934) filed as exhibit 2.1 to CH2M HILL's Current Report on Form 8-K (Commission File No. 000-27261) on September 13, 2007

Articles of Incorporation and Bylaws

Exhibit Number	Description
3.1	Restated Articles of Incorporation of CH2M HILL Companies, Ltd. filed as Exhibit 3.1 on Amendment No. 2 on Form S-1 to Registration Statement on Form S-3, on August 3, 2001 (File No. 333-60700)
*3.2	Restated Bylaws of CH2M HILL Companies, Ltd. filed herein

Material Contracts—Management Agreements, Compensatory Plans or Arrangements

Exhibit Number	Description
10.1	CH2M HILL Retirement and Tax-Deferred Savings Plan, as amended and restated effective June 1, 2000 filed as Exhibit 10.1 on Form 10-K, on March 29, 2000
10.2	CH2M HILL Companies, Ltd. 1999 Stock Option Plan, as amended and restated on November 12, 1999 filed as Exhibit 10.3 on Form 10-K, on March 29, 2000
10.3	CH2M HILL Companies, Ltd. Deferred Compensation Retirement Plan effective January 1, 2000 filed as Exhibit 10.21 on Form 10-K, on March 20, 2001
10.4	CH2M HILL Companies, Ltd. Executive Deferred Compensation Plan effective January 1, 2000 filed as Exhibit 10.22 on Form 10-K, on March 20, 2001
10.5	CH2M HILL Companies, Ltd. Deferred Compensation Plan effective January 1, 2001 filed as Exhibit 10.23 on Form 10-K, on March 20, 2001
10.6	CH2M HILL Companies, Ltd. Restricted Stock Policy and Administration Plan effective January 1, 2000 filed as Exhibit 10.25 on Form 10-K, on March 20, 2001
10.7	CH2M HILL Companies, Ltd. Short Term Incentive Plan effective January 1, 2000 filed as Exhibit 10.26 on Form 10-K, on March 20, 2001
10.8	CH2M HILL Companies, Ltd. 2004 Stock Option Plan filed as Appendix A on Schedule 14A Definitive Proxy Statement, on March 26, 2004
10.9	CH2M HILL Companies, Ltd. Payroll Deduction Stock Purchase Plan as amended and restated effective January 1, 2004 filed as Appendix B on Schedule 14A Definitive Proxy Statement, on March 26, 2004
10.10
CH2M HILL Companies, Ltd. Amended and Restated Executive Officers Long Term Incentive Plan effective January 1, 2005 filed as Exhibit 10.14 on Form 10-K on February 23, 2007; amended to comply with IRS Code sec. 409A, no shareholders approval required
10.11	CH2M HILL Companies, Ltd. Amended and Restated Long Term Incentive (LTI) Plan effective January 1, 2005 filed as Exhibit 10.15 on form 10-K on February 23, 2007

Material Contracts—Other

Exhibit Number	Description
10.12	Contract with Neidiger, Tucker, Bruner, Inc., filed as Exhibit 99.1 on Form 8-K, on June 24, 2002
10.13
Amended and Restated Credit Facility closed on September 6, 2007, by and among CH2M HILL Companies, Ltd. and certain of its wholly owned subsidiaries. Wells Fargo Bank, National Association, as agent and sole arranger, and other lenders as party thereto (certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934) filed as exhibit 10.1 to CH2M HILL's Current Report on Form 8-K (Commission File No. 000-27261) on September 13, 2007
10.14
Agreement of Purchase and Sale executed on September 26, 2007 (dated September 11, 2007) by and between CH2M HILL, Inc. and WELLS REIT II—South Jamaica Street, LLC filed as exhibit 10.44 to CH2M HILL's Current Report on Form 8-K (Commission File No. 000-27261) on September 27, 2007
10.15
Lease Agreement dated as of September 26, 2007, by and between CH2M HILL, Inc. and WELLS REIT II—South Jamaica Street, LLC filed as exhibit 10.43 to CH2M HILL's Current Report on Form 8-K (Commission File No. 000-27261) on September 27, 2007 and incorporated herein

Code of Ethics

Exhibit Number	Description
14.1	CH2M HILL Companies, Ltd. Ethics Code for Executive and Financial Officers filed as Exhibit 14.1 on Form 10-K on February 23, 2007

Subsidiaries of the Registrant

Exhibit Number	Description
*21.1	Subsidiaries of CH2M HILL Companies, Ltd.

Consent of Experts and Counsel

Exhibit Number	Description
*23.1	Consent of KPMG LLP

Power of Attorney

Exhibit Number	Description
*24.1	Power of Attorney authorizing signature

Rule 13a-14(a)/15d-14(a) Certifications

Exhibit Number	Description
*31.1	Written Statement of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Written Statement of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Section 1250 Certifications

Exhibit Number	Description
*32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
*32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Additional Exhibits

Exhibit Number	Description
99.1	Internal Market Rules, filed as Exhibit 99 to Registration Statement on Form S-1 on March 15, 1999 (File No. 333-74427)

*
Filed herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CH2M HILL Companies, Ltd.:

        We have audited the accompanying consolidated balance sheets of CH2M HILL Companies, Ltd. (an Oregon corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 1 to the accompanying consolidated financial statements, effective December 31, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R); effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes; effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment; and effective January 1, 2005 the Company adopted FIN 46 (R), Consolidation of Variable Interest Entities.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CH2M HILL Companies, Ltd. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP
Denver, Colorado February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CH2M HILL Companies, Ltd.:

        We have audited CH2M HILL Companies, Ltd. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CH2M HILL Companies, Ltd. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, CH2M HILL Companies Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        CH2M HILL Companies, Ltd. and subsidiaries acquired VECO Corporation and subsidiaries during 2007, and management excluded from its assessment of the effectiveness of CH2M HILL Companies, Ltd. and subsidiaries internal control over financial reporting as of December 31, 2007, VECO Corporation and subsidiaries internal control over financial reporting associated with total assets of $530.8 million and total revenues of $239.2 million, included in the consolidated financial statements of CH2M HILL Companies, Ltd. and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of CH2M HILL Companies, Ltd. and subsidiaries also excluded an evaluation of the internal control over financial reporting of VECO Corporation and subsidiaries.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Denver, Colorado February 29, 2008

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$124,105	$105,205
Available-for-sale securities	2,705	30,898
Receivables, net—
Client accounts	670,984	449,790
Unbilled revenue	391,502	389,039
Other	10,563	6,171
Current deferred income taxes	60,415	38,968
Prepaid expenses and other current assets	57,285	28,248

Total current assets	1,317,559	1,048,319
Investments in unconsolidated affiliates	35,285	30,305
Property, plant and equipment, net	214,348	32,244
Goodwill	126,690	41,968
Intangible assets, net	125,933	21,429
Deferred income taxes	26,968	59,788
Other assets	63,163	45,488

Total assets	$1,909,946	$1,279,541

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$12,458	$390
Accounts payable and accrued subcontractor costs	401,511	322,104
Billings in excess of revenue	255,862	147,755
Accrued payroll and employee related liabilities	248,704	179,676
Current income tax payable	4,099	58,429
Other accrued liabilities	113,271	72,253

Total current liabilities	1,035,905	780,607
Long-term employee related liabilities and other	225,179	132,661
Long-term debt	185,329	236

Total liabilities	1,446,413	913,504
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock, Class A $0.02 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 33,158,068 and 32,109,200 issued and outstanding at December 31, 2007 and 2006, respectively	332	321
Additional paid-in capital	70,596	46,330
Retained earnings	395,998	328,559
Accumulated other comprehensive loss	(3,393)	(9,173)

Total shareholders' equity	463,533	366,037

Total liabilities and shareholders' equity	$1,909,946	$1,279,541

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands except per share amounts)

	For The Years Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Gross revenue	$4,376,238	$4,006,944	$3,152,221
Equity in earnings of joint ventures and affiliated companies	44,184	17,000	110,136
Operating expenses:
Direct cost of services and overhead	(3,507,770)	(3,286,450)	(2,539,401)
General and administrative	(833,534)	(673,857)	(588,867)

Operating income	79,118	63,637	134,089
Interest income (expense):
Interest income	4,331	2,550	1,957
Interest expense	(5,728)	(2,506)	(1,818)

Income before provision for income taxes	77,721	63,681	134,228
Provision for income taxes	(11,722)	(24,780)	(52,589)

Net income	$65,999	$38,901	$81,639

Net income per common share:
Basic	$2.01	$1.20	$2.56
Diluted	$1.97	$1.18	$2.51
Weighted average number of common shares:
Basic	32,864,202	32,419,751	31,930,217
Diluted	33,507,802	33,046,914	32,482,265

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income

(Dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2004	31,214,918	$312	$36,968	$208,019	$(15,449)	$229,850
Net income		—	—	81,639	—	81,639
Other comprehensive income (loss):
Foreign currency translation adjustments		—	—	—	(2,398)	(2,398)
Minimum pension liability adjustment		—	—	—	472	472
Unrealized gain on equity investments		—	—	—	2,053	2,053

Comprehensive income						81,766
Shares issued in connection with stock based compensation and employee benefit plans	2,337,087	23	34,867	—	—	34,890
Shares purchased and retired	(1,659,957)	(16)	(26,510)	—	—	(26,526)

Balance at December 31, 2005	31,892,048	319	45,325	289,658	(15,322)	319,980
Net income		—	—	38,901	—	38,901
Other comprehensive income (loss):
Foreign currency translation adjustments		—	—	—	4,844	4,844
Minimum pension liability adjustment		—	—	—	2,439	2,439
Unrealized loss on equity investments		—	—	—	(1,134)	(1,134)

Comprehensive income						45,050
Shares issued in connection with stock based compensation and employee benefit plans	1,667,543	17	28,936	—	—	28,953
Shares purchased and retired	(1,450,391)	(15)	(27,931)	—	—	(27,946)

Balance at December 31, 2006	32,109,200	321	46,330	328,559	(9,173)	366,037
Net income		—	—	65,999	—	65,999
Other comprehensive income (loss):
Foreign currency translation adjustments		—	—	—	6,867	6,867
Minimum pension liability adjustment		—	—	—	8,641	8,641
Unrealized loss on equity investments		—	—	—	(1,284)	(1,284)

Comprehensive income						80,223
Impact of adoption of SFAS 158		—	—	—	(8,444)	(8,444)
Cumulative effect of change in accounting principle		—	—	1,440	—	1,440
Shares issued in connection with stock based compensation and employee benefit plans	2,091,252	21	45,180	—	—	45,201
Shares purchased and retired	(1,042,384)	(10)	(20,914)	—	—	(20,924)

Balance at December 31, 2007	33,158,068	$332	$70,596	$395,998	$(3,393)	$463,533

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For The Years Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Cash flows from operating activities:
Net income	$65,999	$38,901	$81,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,119	13,823	15,910
Stock-based employee compensation expense	51,266	37,403	27,180
Net (gain)/loss on disposal of property, plant and equipment	1,013	(1,845)	484
Allowance for uncollectible accounts	1,952	3,523	3,241
Deferred income tax benefit	(55,339)	(56,524)	(10,206)
Distributed/(undistributed) earnings of unconsolidated affiliates	(6,071)	91,263	(51,251)
Changes in current assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	(53,869)	(142,468)	(160,945)
Prepaid expenses and other	(21,413)	(7,720)	(12,504)
Accounts payable and accrued subcontractor costs	45,351	55,581	50,767
Billings in excess of revenues	104,264	26,993	23,935
Employee related liabilities	32,855	31,078	6,668
Other accrued liabilities	(3,798)	9,685	39,724
Current taxes payable	(107,042)	(4,592)	27,807
Long term employee related liabilities and other	(16,718)	22,863	14,550

Net cash provided by operating activities	73,569	117,964	56,999
Cash flows from investing activities:
Capital expenditures	(20,679)	(13,134)	(8,176)
Cash increase upon adoption of FIN 46(R)	—	—	7,699
Acquisitions and earnout payments, net of cash acquired	(176,116)	(2,018)	(7,470)
Investments in affiliates, net of distributions of capital	5,999	(11,673)	(7,617)
Purchases of available-for-sale investments	(224,440)	(76,131)	—
Proceeds from sale of available-for-sale investments	252,050	48,541	—
Proceeds from sale-leaseback of buildings, net and other	41,267	6,538	27

Net cash used in investing activities	(121,919)	(47,877)	(15,537)
Cash flows from financing activities:
Borrowings on long-term debt	441,402	456,900	236,300
Payments on long-term debt	(350,736)	(460,525)	(239,234)
Repurchases and retirements of stock	(36,931)	(37,145)	(25,262)
Excess tax benefits from stock-based compensation	3,425	2,606	—

Net cash provided by (used in) financing activities	57,160	(38,164)	(28,196)
Effect of exchange rate changes on cash	10,090	6,788	(2,657)

Increase in cash and cash equivalents	18,900	38,711	10,609
Cash and cash equivalents, beginning of year	105,205	66,494	55,885

Cash and cash equivalents, end of year	$124,105	$105,205	$66,494

Supplemental disclosures:
Cash paid for interest	$4,453	$2,848	$1,264
Cash paid for income taxes	$170,296	$84,607	$35,264

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of business and significant accounting policies

  Summary of Business

        CH2M HILL Companies, Ltd. and subsidiaries (CH2M HILL) is a project delivery firm that was founded in 1946. CH2M HILL provides engineering, consulting, design, construction, procurement, operations and maintenance, and program and project management services to federal, state, municipal and local government entities and U.S. federal government agencies, as well as private industry, in the U.S. and internationally. CH2M HILL is an employee-owned Oregon corporation. A substantial portion of CH2M HILL's professional fees arises from projects that are funded directly or indirectly by government entities.

  Principles of Consolidation and Basis of Presentation

        The consolidated financial statements include the accounts of CH2M HILL and all of its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. Partially owned affiliates and joint ventures are evaluated for consolidation in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of business and significant accounting policies (Continued)

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

        Change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and can be estimated. Management evaluates when a change order is probable based upon its experience in negotiating change orders, the customer's written approval of such changes or separate documentation of change order costs that are identifiable. Losses on construction and engineering contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated.

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

  Allowance for Uncollectible Accounts Receivable

        CH2M HILL reduces accounts receivable by estimating an allowance for amounts that may become uncollectible in the future. Management determines the estimated allowance for uncollectible amounts based on their judgments in evaluating the aging of the receivables and the financial condition of CH2M HILL's clients, which may be dependent on the type of client and the client's current economic conditions.

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of business and significant accounting policies (Continued)

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

        CH2M HILL occasionally invests excess cash in auction rate and variable rate demand notes. Although the maturities on the underlying securities are long-term, CH2M HILL intends to hold the investments for less than one year. Therefore, these securities are considered short-term, available-for-sale securities and are recorded in the consolidated balance sheets at a fair value. Of the $30.9 million fair value of available-for-sale securities at December 31, 2006, approximately $27.6 million related to these types of securities. There were no such securities at December 31, 2007. Income in 2007 and 2006 related to these securities was not significant.

  Property, Plant and Equipment

        All additions, including betterments to existing facilities, are recorded at cost. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the accounts. Any gain or loss on retirements is reflected in operating income in the year of disposition.

        Depreciation for owned property is based on the estimated useful lives of the assets using both straight-line and accelerated methods for financial statement purposes. Useful lives for buildings range from 5 to 32 years. Furniture, fixtures and equipment are depreciated over their useful lives from 2 to 10 years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.

  Other Long-Lived Assets

        CH2M HILL may acquire goodwill or other intangible assets in business combinations which are accounted for using the purchase method of accounting. Intangible assets are stated at fair value as of the date acquired in a business combination. CH2M HILL amortizes intangible assets with finite lives

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of business and significant accounting policies (Continued)

on a straight-line basis over their expected useful lives, currently up to seven years. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of the intangible asset, such as goodwill or tradenames, management has determined that those intangible assets have an indefinite life and therefore are not amortized.

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

  Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consists of foreign currency translation adjustments, items not recognized as a component of net periodic benefit cost, net of tax of $5.9 million, and unrealized gains/losses on investments, net of tax of $.4 million. These components are included in the consolidated statements of shareholders' equity and comprehensive income. Taxes are not provided on the foreign currency translation gains and losses as deferred taxes are not provided on the unremitted earnings of the foreign subsidiaries to which they relate.

        The after-tax composition of accumulated other comprehensive loss consists of the following at December 31:

($ in thousands)	2007	2006
Foreign currency translation adjustment	$10,461	$3,594
Items not recognized as a component of net periodic benefit cost, net of tax	(14,908)	(15,105)
Unrealized gain on investment, net of tax	1,054	2,338

	$(3,393)	$(9,173)

  Concentrations of Credit Risk

        Financial instruments which potentially subject CH2M HILL to concentrations of credit risk consist principally of cash, cash equivalents, short term investments and trade receivables. CH2M HILL's cash, cash equivalents and short term investments are maintained in accounts held primarily in the U.S. with some accounts held by major banks and financial institutions located in Europe, Canada and Asia. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base, which includes the U.S. federal government, various states and municipalities and a variety of U.S. and foreign corporations operating in a broad range of industries and geographic areas.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of business and significant accounting policies (Continued)

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

  Recently Adopted Accounting Standards

        On January 1, 2007, CH2M HILL adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 establishes a process to measure the impact of an uncertainty associated with an income tax position. Under FIN 48, the effect of an income tax position on the income tax provision must be recognized at the amount that is more likely than not to be sustained upon examination by the relevant taxing authority. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Under our previous policy, tax positions were recognized to the extent they were probable of being sustained. As a result of the implementation of FIN 48, we recognized a $1.4 million decrease in the liability for uncertain tax positions, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. See Footnote 11 for further discussion of the impact of adopting FIN 48.

        On December 31, 2007, CH2M HILL adopted Statement of Financial Accounting Standard (SFAS) No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS No. 87, 88, 106 and 132(R) (SFAS 158), which requires employers to recognize the funded status of pension and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. SFAS 158 also requires plan assets and benefit obligations to be measured as of the balance sheet date beginning December 31, 2008. See Footnote 14 for further discussion of the impact of adopting SFAS 158.

  Recently Issued Accounting Standards

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for CH2M HILL beginning January 1, 2009. This will change the purchase price accounting for acquisitions consummated after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of business and significant accounting policies (Continued)

interests of the noncontrolling owners. SFAS 160 is effective for CH2M HILL beginning January 1, 2009. This will change the accounting for noncontrolling interests beginning January 1, 2009.

(2) Accounts receivable, net

        Receivables are stated at net realizable values and consist of receivables billed to clients as well as receivables for which revenue has been earned but has not yet been billed. The U.S. federal government accounted for approximately 15% of CH2M HILL's net receivables at December 31, 2007 and 2006. No other customers exceeded 10% of total receivables at December 31, 2007 or 2006.

        The change in the allowance for uncollectible accounts consists of the following for the years ended December 31:

($ in thousands)	2007	2006	2005
Balance at beginning of year	$8,317	$5,992	$3,917
Provision charged to expense	1,952	3,523	3,241
Accounts written off	(3,436)	(1,051)	(759)
Other	130	(147)	(407)

Balance at end of year	$6,963	$8,317	$5,992

(3) Investments in unconsolidated affiliates

        CH2M HILL routinely enters into joint ventures to service the needs of its clients. Such arrangements are customary in the engineering and construction industry and generally are project specific and facilitate the completion of contracts that are jointly owned with CH2M HILL's joint venture partners. These joint ventures are formed to leverage the skills of the respective partners and include consulting, construction, design, project management and operations and maintenance contracts. CH2M HILL's risk of loss on joint ventures is similar to what the risk of loss would be if the project was self-performed, other than the fact that the risk is shared with CH2M HILL's partner.

        CH2M HILL's interests in certain joint ventures are considered variable interest entities (VIE's) under FIN 46(R). CH2M HILL has classified entities identified as VIE's into two groups, the first of which includes those entities that CH2M HILL has consolidated under the guidance of FIN 46(R), as CH2M HILL is considered the primary beneficiary, and the second group which includes those entities which CH2M HILL was not required to consolidate. As of December 31, 2007, the assets and liabilities of the identified VIE's that were not consolidated were $317.2 million and $293.1 million, respectively. For VIE's where CH2M HILL is not the primary beneficiary and those entities which are not VIE's, CH2M HILL accounts for its investments in affiliated unconsolidated companies primarily using the equity method of accounting.

        As of December 31, 2007 and 2006, the investments in unconsolidated affiliates were $35.3 million and $30.3 million, respectively. CH2M HILL's proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our joint ventures is equal to those entities' undistributed earnings. CH2M HILL provides certain services, including engineering, construction management and computer and telecommunication support, to these unconsolidated partnerships. For the years ended December 31, 2007, 2006 and 2005, CH2M HILL reported revenue from these services of

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investments in unconsolidated affiliates (Continued)

$78.2 million, $61.4 million and $46.4 million, respectively. These services are billed to the joint ventures in accordance with the provisions of the joint venture agreements. CH2M HILL has the following significant investments in affiliated unconsolidated companies accounted for under the equity method of accounting:

% Ownership
Domestic:
AGVIQ—CH2M HILL Joint Venture I	49.0%
AGVIQ—CH2M HILL Joint Venture II	49.0%
ATKINSON/CH2M HILL, Joint Venture	30.0%
CH2M HILL /TILDON COIL Joint Venture	50.0%
CH2M HILL /URS Team, Joint Venture	50.0%
CH2M HILL/ VT Griffin, Joint Venture	49.0%
CH2M—WG Idaho, LLC	50.5%
Clark-Nexsen/CH2M HILL—Norfolk	50.0%
Coastal Estuary Services	49.9%
Connecting Idaho Partners	49.0%
HEBL, Inc.	100.0%
IAP-Hill, LLC	25.0%
Kaiser-Hill Company, LLC	50.0%
Kakivik Asset Management LLC	33.0%
Milwaukee Transportation Partners, LLC	50.0%
MW/CH2M HILL HILL, Joint Venture	50.0%
Nana/VECO Joint Venture	50.0%
National Security Technologies, LLC	10.0%
OMI Caribe LLC	50.0%
OMI/Thames Water Stockton, Inc.	50.0%
Parsons CH2M HILL Program Management Consultants, Joint Venture	47.5%
Sargent & Lundy—CH2M HILL—Worely Parsons	33.3%
Stockton D/B Joint Venture	50.0%
TIC/LG Groton II Joint Venture	25.0%
Washington Closure, LLC	30.0%
Washington Group—IDC	38.6%
Foreign:
CH2M HILL BECA, Ltd.	50.0%
CH2M HILL—Kunwon PMC	54.0%
CH2M HILL/Parsons, Joint Venture	50.0%
CH2M PB JV, Pte, Ltd.	50.0%
CHDE Water	50.0%
CHBM Water Joint Venture	50.0%
CLM Delivery Partner, Limited	37.5%
CPG Consultants—CH2M HILL NIP Joint Venture	50.0%
ECC-VECO, LLC	50.0%
EMH/APCC Joint Venture	40.0%
Golden Crossing Constructors, Joint Venture	33.3%
Luggage Point Alliance	50.0%
Maroochy Alliance Joint Venture	40.0%
OMI BECA, Ltd.	50.0%
SMNM/VECO Joint Venture.	50.0%

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investments in unconsolidated affiliates (Continued)

        As part of the acquisition of VECO Corporation (VECO), CH2M HILL acquired equity interests in five joint ventures, including HEBL, Inc., Nana/VECO Joint Venture, EMH/APCC Joint Venture, ECC-VECO, LLC, and SMNM/VECO Joint Venture. The results of these affiliated unconsolidated companies from the date of acquisition through December 31, 2007 are included as equity in earnings of joint ventures and affiliated companies on the consolidated statements of income.

        Summarized unaudited financial information for CH2M HILL's unconsolidated affiliates as of and for the years ended December 31 is as follows:

($ in thousands)	2007	2006
FINANCIAL POSITION:
Current assets	$509,587	$322,579
Noncurrent assets	67,574	32,649

	$577,161	$355,228

Current liabilities	$424,202	$289,143
Noncurrent liabilities	45,504	2,417
Owners' equity	107,455	63,668

	$577,161	$355,228

($ in thousands)	2007	2006	2005
RESULTS OF OPERATIONS:
Revenue	$2,357,988	$1,308,959	$1,373,842
Direct costs	2,209,273	1,258,642	1,135,938

Gross margin	148,715	50,317	237,904
General and administrative expenses	5,403	9,224	13,714

Operating income	143,312	41,093	224,190
Other income, net	2,654	4,403	358

Net income	$145,966	$45,496	$224,548

(4) Property, plant and equipment

        Property, plant and equipment consists of the following as of December 31:

($ in thousands)	2007	2006
Land	$15,171	$—
Buildings	59,892	—
Furniture, fixtures and equipment	180,923	56,669
Leasehold improvements	32,017	24,834

	288,003	81,503
Less: Accumulated depreciation	(73,655)	(49,259)

Net property, plant and equipment	$214,348	$32,244

        The depreciation expense reflected in the consolidated statements of income totaled $24.2 million in 2007, $9.1 million in 2006 and $8.0 million in 2005.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Other assets

        Other assets consists of the following as of December 31:

($ in thousands)	2007	2006
Employee benefit plan assets	$49,489	$43,493
Investment securities held to maturity	10,741	—
Other	2,933	1,995

	$63,163	$45,488

        As a result of the acquisition of VECO, CH2M HILL holds U.S. Treasury securities as a contractual requirement for an outstanding nonrecourse mortgage. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because CH2M HILL has scheduled the maturity of these investments to meet debt service requirements of certain nonrecourse debt through April 2009 and has the ability and intent to hold these investments until maturity, these investments are classified as held-to-maturity. These investments are carried at cost and periodically evaluated for impairment. As of December 31, 2007, no impairment had occurred and the unrecognized holding losses are not significant.

(6) Acquisitions

        On September 7, 2007, CH2M HILL purchased all of the outstanding stock of VECO and substantially all of VECO's operating businesses as part of a strategic initiative to expand operations into the energy industry. The results of VECO have been included in the consolidated financial statements since that date and are included in the Industrial operating segment. VECO's 4,000 employees provide engineering, construction and field support services to the energy, resource and process industries in Alaska, Canada, the United States, Russia and the Middle East.

        CH2M HILL acquired VECO's net assets of $256.2 million for cash paid to the VECO selling shareholders, CH2M HILL common stock and cash paid to certain VECO employees, direct acquisition costs and a holdback contingency. The holdback contingency, which had an original balance of $70.0 million, relates to known and unknown contingencies that may arise within three years after the acquisition date. Interest accrues on this balance at the London InterBank Offered Rate (LIBOR) plus 1.25% per annum and is payable to the selling shareholders quarterly. As of December 31, 2007, the balance outstanding was $69.0 million. Subject to the resolution of potential contingencies, $29.0 million of this holdback amount will be payable to former VECO shareholders on September 7, 2008 and the remaining $40.0 million is due on September 7, 2010. Additionally, as part of the acquisition we assumed debt in the amount of $97.3 million.

        Included in the intangible assets acquired is the preliminary calculation of fair value for customer relationships and contracted backlog valued at $49.5 million and $48.9 million, respectively. Customer relationships acquired have a useful life of seven years. The contracted backlog will be serviced within approximately two years. The fair value of the property, plant and equipment acquired was $179.0 million. This property, plant and equipment will be depreciated over estimated remaining useful lives of approximately 2.5 to 11.5 years.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Acquisitions (Continued)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from VECO as of September 7, 2007 (in thousands):

Current assets	$237,667
Property, plant and equipment	179,014
Intangible assets	98,400
Goodwill	76,151
Other long-term assets	10,781

Total assets acquired	602,013
Current liabilities	(140,185)
Debt	(97,264)
Other long-term liabilities	(108,329)

Total liabilities assumed	(345,778)

Net assets acquired	$256,235

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

        The proforma results of operations as if the acquisition occurred on January 1, 2006 for the years ended December 31 are as follows:

($ in thousands)	2007	2006
Revenue	$5,057,217	$4,882,024
Net income	48,412	69,854
Basic earnings per share	1.46	2.14
Diluted earnings per share	1.43	2.10

        In the first quarter of 2007, CH2M HILL acquired a wastewater management company for $2.5 million. The results of this acquired company are reported in the Civil Infrastructure operating segment.

        In the fourth quarter of 2007, CH2M HILL acquired the assets and liabilities of Trigon EPC, LLC (Trigon) for $30.6 million. Trigon is an engineering consulting firm that provides engineering services for pipeline and related facilities, specializing in projects for the crude oil, refined products, natural gas and energy industries. The operating results of Trigon are included in the Industrial operating segment.

        The consideration for the acquisition consisted of cash, net of cash acquired, in the amount of $27.6 million, and a holdback contingency of $3.0 million. Subject to the resolution of potential contingencies, the holdback amount will be payable to the selling shareholders in April 2009. Additionally, CH2M HILL assumed long-term debt on the date of acquisition of $4.0 million.

        Included in the intangible assets acquired is the preliminary fair value of contracted backlog, and customer relationships valued at $7.7 million and $8.4 million, respectively. The contracted backlog will be serviced within approximately three years. Customer relationships acquired have a useful life of

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Acquisitions (Continued)

seven years. In addition to the identified intangibles, CH2M HILL recognized $7.0 million in goodwill related to the acquisition.

        CH2M HILL is in the process of evaluating the fair value of the assets acquired and liabilities assumed on all current year acquisitions. The Company performed a preliminary purchase price allocation based on our current assessment of fair values. CH2M HILL is diligently completing post acquisition procedures including searches for unrecognized liabilities, final tax returns and other items that may affect the allocation of the purchase price. As such, the purchase price allocations are subject to change as these valuations are completed.

(7) Goodwill and intangible assets

        Goodwill and the tradename as of December 31 consists of the following:

($ in thousands)	2007	2006
Goodwill	$126,690	$41,968
Tradename	20,326	20,326

	$147,016	$62,294

        Goodwill and the tradename were reviewed for impairment during the year ended December 31, 2007. Management's review of the recoverability of goodwill and the tradename indicated that there was no impairment. During 2007 and 2006, CH2M HILL recorded additional goodwill as a result of the acquisitions discussed above and earn-out targets being achieved on a previous acquisition.

        Intangible assets with finite lives consists of the following:

($ in thousands)	Cost	Accumulated Amortization	Net finite-lived intangible assets
December 31, 2007
Contracts-in-place	$2,513	$(2,513)	$—
Contracted backlog	58,871	(9,679)	49,192
Customer relationships	58,162	(2,338)	55,824
Non-compete agreements and other	1,065	(474)	591

Total finite-lived intangible assets	$120,611	$(15,004)	$105,607

December 31, 2006
Contracts-in-place	$26,594	$(26,173)	$421
Patents and trademarks	5,219	(5,219)	—
Contracted backlog	2,230	(2,088)	142
Non-compete agreements and other	807	(267)	540

Total finite-lived intangible assets	$34,850	$(33,747)	$1,103

        All intangible assets are being amortized over their expected lives up to seven years. The amortization expense reflected in the consolidated statements of income totaled $11.0 million in 2007, $4.7 million in 2006 and $8.0 million in 2005. These intangible assets are expected to be fully amortized

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Goodwill and intangible assets (Continued)

in 2014. At December 31, 2007, the future estimated amortization expense related to these intangible assets is (in thousands):

Year Ending:
2008	$37,085
2009	27,845
2010	10,407
2011	8,515
2012	8,515
Thereafter	13,240

$105,607

(8) Fair value of financial instruments

        Cash and cash equivalents, receivables, unbilled revenue, accounts payable and billings in excess of revenue are carried at cost, which approximates fair value due to their short maturities. Fair values of equity investments and short-term investments (available-for-sale securities), where a readily determinable market value exists, have been estimated using market prices or dealer quotes. The fair value of long-term debt, including the current portion, is estimated based on quoted market prices for the same or similar issues or on the current rates offered to CH2M HILL for debt of similar maturities.

        The estimated fair values of CH2M HILL's financial instruments as of December 31 are as follows:

	2007		2006
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Equity investments	$2,705	$2,705	$3,308	$3,308
Short-term investments	—	—	27,590	27,590
U.S. Treasury securities	10,741	10,583	—	—
Liabilities:
Long-term debt, including current portion	$197,787	$197,013	$626	$592

(9) Line of credit and long-term debt

        CH2M HILL is party to a credit agreement which provides for a $500.0 million revolving credit facility (RLOC) which expires on August 31, 2012. The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $250.0 million. While the credit agreement may be used for general corporate purposes and permitted acquisitions, it also provides that up to $250.0 million is available for the issuance of letters of credit to support various trade activities. At CH2M HILL's option, the credit agreement bears interest at a rate equal to either LIBOR plus 0.75% to 1.50%, or the lender's applicable base rate less a discount rate up to 0.25% based on CH2M HILL's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Line of credit and long-term debt (Continued)

based on CH2M HILL's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of December 31, 2007, CH2M HILL had $116.0 million in borrowings outstanding on the RLOC.

        The RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of December 31, 2007, CH2M HILL was in compliance with the covenants required by the credit agreement.

        At December 31, 2007, issued and outstanding letters of credit of $65.7 million were reserved against the borrowing base of the credit agreement, compared to $39.8 million at December 31, 2006.

        As part of the acquisition of VECO, CH2M HILL assumed three mortgage notes related to VECO's offices in Anchorage, Alaska and a building used for warehousing spare parts. Additionally, in connection with the acquisition of VECO, CH2M HILL entered into an equipment financing agreement with an initial balance outstanding of $48.5 million.

        CH2M HILL's nonrecourse and other long-term debt, as of December 31 consists of the following:

($ in thousands)	2007	2006
Nonrecourse:
Mortgages payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$15,126	$—
Mortgages payable in monthly installments to December 2016, secured by real estate. The note bears interest at 6.59%	4,591	—
Mortgages payable in monthly installments to April 2009, secured by investment securities (See Note 5). The note bears interest at 8.06%	10,942	—

	30,659	—
Other:
Revolving credit facility	116,000	—
Equipment note payable, due in monthly installments to September 2012, secured by equipment. The note bears interest at 6.34%	45,390	—
Various capital leases and other debt secured by equipment	5,479	—
Shareholder notes payable	259	626

Total long-term debt	197,787	626
Less current portion of long-term debt	12,458	390

Total	$185,329	$236

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Line of credit and long-term debt (Continued)

        At December 31, 2007, future principal payments on long-term debt are as follows (in thousands):

Year Ending:
2008	$12,458
2009	22,508
2010	12,101
2011	12,240
2012	125,274
Thereafter	13,206

$197,787

(10) Operating lease obligations

        CH2M HILL has entered into certain noncancellable leases, which are being accounted for as operating leases. At December 31, 2007, future minimum lease payments are as follows (in thousands):

Year Ending:
2008	$85,415
2009	69,230
2010	54,429
2011	40,198
2012	32,223
Thereafter	87,470

$368,965

        In September 2007, CH2M HILL exercised its option to purchase the properties comprising their corporate headquarters and three adjacent buildings located in Englewood, Colorado previously held under three operating lease arrangements for $95.9 million. As a result of exercising its purchase option, CH2M HILL paid a lease termination fee totaling $7.8 million and wrote off previously capitalized lease costs of $1.0 million. CH2M HILL contemporaneously sold these buildings to a third party for proceeds of $138.5 million and entered into an operating lease agreement to lease these buildings back from the new owner. The initial term of the lease is ten years, with an option to extend the term twice for either a ten or five year period. The sale resulted in a $42.6 million deferred gain which is being amortized over the 10 year term of the lease as a reduction of rent expense. Rental payments under the lease are approximately $0.8 million per month, or approximately $10.0 million in the first year, escalating over time up to approximately $1.0 million per month, or approximately $11.7 million in the tenth year.

        Rental expense charged to operations was $119.4 million, $97.1 million and $82.6 million during 2007, 2006 and 2005, respectively. Certain of CH2M HILL's operating leases contain provisions for a specific rent-free period. CH2M HILL accrues rental expense during the rent-free period based on total expected rent payments to be made over the life of the related lease.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Income taxes

        Income from continuing operations before income taxes for the years ended December 31 consists of the following:

($ in thousands)	2007	2006	2005
U.S. income	$72,463	$84,628	$160,524
Foreign income (loss)	5,258	(20,947)	(26,296)

Income before taxes	$77,721	$63,681	$134,228

        The provision for income taxes for the years ended December 31 consists of the following:

($ in thousands)	2007	2006	2005
Current income tax expense:
Federal	$29,967	$58,458	$51,869
Foreign	12,983	10,423	1,725
State and local	12,438	12,423	9,201

Total current income tax expense	55,388	81,304	62,795

Deferred income tax expense (benefit):
Federal	(36,819)	(44,048)	(9,879)
Foreign	3,797	(3,115)	1,425
State	(10,644)	(9,361)	(1,752)

Total deferred income tax benefit	(43,666)	(56,524)	(10,206)

Total income tax expense	$11,722	$24,780	$52,589

        The reconciliations of income tax computed at the U.S. federal statutory tax rate to CH2M HILL's effective income tax rate for the years ended December 31 are as follows:

($ in thousands)	2007	2006	2005
Pretax income	$77,721	$63,681	$134,228
Federal statutory rate	35%	35%	35%

Expected tax expense	27,202	22,288	46,980
Reconciling items:
State income taxes, net of federal benefit	2,064	1,636	5,704
Permanent expenses, exclusions and credits	832	1,966	(132)
Foreign permanent expenses, taxes, credits and other	(1,164)	3,418	1,223
Tax settlements	(15,259)	—	—
Other	(1,953)	(4,528)	(1,186)

Provision for income taxes	$11,722	$24,780	$52,589

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Income taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

($ in thousands)	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$20,388	$7,110
Investments in affiliates	7,153	—
Deferred recognition of income until collection occurs	4,763	—
Accrued employee benefits	131,085	122,233

Total deferred tax assets	163,389	129,343
Valuation allowance	(20,205)	(6,940)

Net deferred tax assets	143,184	122,403
Deferred tax liabilities:
Deferred recognition of income until collection occurs	—	10,359
Investments in affiliates	—	1,790
Depreciation and amortization	55,801	11,498

Total deferred tax liabilities	55,801	23,647

Net deferred tax asset	$87,383	$98,756

        A valuation allowance is required to be established for those deferred tax assets that it is more likely than not that they will not be realized. The above valuation allowances relate primarily to foreign net operating losses of $66.7 million and $27.8 million for the years ended December 31, 2007 and 2006, respectively. Included in the total valuation allowance at December 31, 2007 is $5.8 million which was acquired with the VECO acquisition, which will not have future income tax effect. Taxable income within the applicable foreign subsidiary must be reported in order for the deferred tax asset to be realized. The foreign net operating losses can be carried forward for varying terms depending on the foreign jurisdiction.

        Undistributed earnings of CH2M HILL's foreign subsidiaries amounted to approximately $65.0 million at December 31, 2007. These earnings are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, CH2M HILL would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to reduce the resulting U.S. tax liabilities.

        The tax benefit from share-based compensation awards for the years ended December 31, 2007 and 2006 was $3.5 million and $2.6 million, respectively. These amounts are reflected as additions to additional paid-in capital in the consolidated statements of shareholders' equity and comprehensive income and are reported as financing activities in the 2007 and 2006 consolidated statements of cash flows.

        As a result of the implementation of FIN 48, CH2M HILL recorded a $1.4 million decrease in the liability for uncertain tax positions, which was accounted for as a cumulative effect of a change in

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Income taxes (Continued)

accounting principle, increasing the January 1, 2007 retained earnings balance. At the adoption date of January 1, 2007, CH2M HILL had $63.1 million recorded as a liability for uncertain tax positions. At December 31, 2007 the liability for uncertain tax positions had decreased to $10.6 million. This significant decrease in the liability for uncertain tax positions was a result of the settlement with the Internal Revenue Service of the research and experimentation tax credits and extraterritorial income exclusion. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2007 is as follows (in thousands):

Balance at January 1, 2007	$49,200
Additions for current year tax positions	3,852
Additions for prior year tax positions	56
Reductions for prior year tax positions	(1,523)
Settlement with taxing authorities	(42,112)
Reductions as a result of lapse of applicable statue of expirations	(453)

Balance at December 31, 2007	$9,020

        Included in the balance at December 31, 2007, are $8.3 million in tax positions that if recognized would affect the effective tax rate. It is also reasonably possible that of the total amount of unrecognized tax benefits at December 31, 2007, the reserve could experience a significant change within twelve months of the reporting date related to state research and experimentation tax credits. The estimated range of unrecognized change is zero to approximately $1.6 million as of December 31, 2007.

        CH2M HILL recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007 and January 1, 2007, CH2M HILL has approximately $1.5 million and $12.6 million, respectively, of accrued interest and penalties related to uncertain tax positions.

        CH2M HILL files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada. With few exceptions, CH2M HILL is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 2000.

(12) Earnings per share

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Earnings per share (Continued)

        Reconciliations of basic and diluted EPS for the years ended December 31 are as follows:

($ in thousands)	2007	2006	2005
Numerator:
Net income	$65,999	$38,901	$81,639

Denominator:
Basic weighted-average shares outstanding	32,864	32,420	31,930
Dilutive effect of common stock equivalents	644	627	552

Diluted adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	33,508	33,047	32,482

Basic net income per share	$2.01	$1.20	$2.56

Diluted net income per share	$1.97	$1.18	$2.51

(13) Employee benefit plans

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

        These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of CH2M HILL. The participant's cash deferrals earn a return based on the participant's investment in several hypothetical investment options. Each hypothetical investment option is based on an investment fund that is similar to the 401(k) Plan. All deferrals of common stock must remain invested in common stock and are distributed in common stock.

        Compensation expense related to the plans was $4.3 million, $4.1 million, and $2.9 million for the years ended December 31, 2007, 2006, and 2005, respectively. The total of participant deferrals, which is reflected in other long-term liabilities, was $44.5 million and $38.5 million at December 31, 2007 and 2006, respectively.

Stock Option Plans

        CH2M HILL's 2004 and 1999 stock option plans were approved by the Board of Directors and shareholders to reserve 5,000,000 and 8,000,000 shares, respectively, of CH2M HILL common stock for issuance upon exercise of stock options granted under these plans. Stock options are granted at an exercise price equal to the fair market value of CH2M HILL's common stock at the date of grant. Stock options granted generally become exercisable 25%, 25% and 50% after one, two and three years, respectively, and have a term of five years from date of grant.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Employee benefit plans (Continued)

        The following table summarizes the activity relating to the 2004 and 1999 stock option plans during 2007:

Stock Options:	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	3,924,382	$14.10
Granted	1,278,449	$21.48
Exercised	(928,592)	$11.94
Forfeited	(99,081)	$17.56
Expired	(56,241)	$11.98

Outstanding at December 31, 2007	4,118,917	$16.83

Exercisable at December 31, 2007	1,770,586	$13.46
Available for future grants	3,233,212

        The weighted-average remaining contractual term for all options outstanding at December 31, 2007 and 2006 was 2.8 years and 2.6 years, respectively, and the aggregate intrinsic value was $45.8 million and $18.2 million, respectively. The weighted-average remaining contractual term for options vested and exercisable at December 31, 2007 and 2006 was 1.5 years and 1.4 years, respectively, and the aggregate intrinsic value was $25.6 million and $12.1 million, respectively. The remaining unrecognized compensation expense related to nonvested awards as of December 31, 2007 is $20.1 million. CH2M HILL expects to recognize this compensation expense over the weighted average remaining recognition period of 1.75 years, subject to forfeitures that may occur during that period. CH2M HILL received $2.9 million, $3.3 million and $2.7 million from options exercised during the years ended December 31, 2007, 2006 and 2005, respectively. CH2M HILL 's stock option plans also allow participants to satisfy the exercise price by tendering shares of company stock that have been owned by the participants for at least six months. The intrinsic value associated with these exercises was $8.7 million, $6.7 million and $5.7 million during the years ended December 31, 2007, 2006 and 2005, respectively.

        CH2M HILL adopted SFAS 123(R) on January 1, 2006, using the prospective method, under which prior periods are not revised for comparative purposes. Prior to January 1, 2006, CH2M HILL accounted for stock-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion 25 (APB 25) and related interpretations, as permitted by SFAS 123(R). In accordance with APB 25, no compensation expense was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. The provisions of SFAS 123(R) apply to new grants on or after January 1, 2006. CH2M HILL measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the twelve months

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Employee benefit plans (Continued)

ended December 31, 2007 and 2006 was $4.49 and $3.62, respectively. The following assumptions were used in determining the fair value of options granted during 2007 and 2006:

	2007	2006
Risk-free interest rate	4.98%	5.03%
Expected dividend yield	0.00%	0.00%
Expected option life	4.26 Years	4.36 Years
Expected stock price volatility	11.36%	8.38%

        CH2M HILL estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. CH2M HILL estimates the volatility of its common stock by using a weighted-average of historical volatility over the same period as the term of the option. CH2M HILL uses the U.S. Treasury zero-coupon issues for the risk-free interest rate in the option valuation model with remaining terms similar to the expected term on the options. CH2M HILL does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. CH2M HILL is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. CH2M HILL uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards.

        The total compensation cost recognized under SFAS 123(R) for stock options granted in 2007 and 2006 was $2.2 million and $0.5 million, respectively. No stock option expense was required prior to the adoption of SFAS 123(R) on January 1, 2006.

Payroll Deduction Stock Purchase Plan

        In November 1999, CH2M HILL established the Payroll Deduction Stock Purchase Plan (PDSPP) which provides for the purchase of common stock at 90% of the market value as of the date of purchase through payroll deductions by participating employees. CH2M HILL has reserved 13,000,000 shares of common stock to be issued under the PDSPP. Eligible employees may purchase common stock totaling up to 15% of an employee's compensation through payroll deductions. An employee cannot purchase more than $25,000 of common stock under the PDSPP in any calendar year. The PDSPP is intended to qualify under Section 423 of the Internal Revenue Code (IRC). The PDSPP is not intended to qualify under Section 401(a) of the IRC and is not subject to ERISA. Our PDSPP is non-compensatory under SFAS 123(R) since the plan is available to all shareholders and incorporates no option features such as a look-back period. Accordingly, no compensation cost is recognized in the financial statements for the PDSPP. During the years ended December 31, 2007, 2006 and 2005, a total of 667,407 shares, 712,919 shares and 766,692 shares, respectively, were issued under the PDSPP, for total proceeds of $13.5 million, $11.9 million and $10.3 million, respectively.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Employee benefit plans (Continued)

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

        During the years ended December 31, 2007, 2006 and 2005, a total of 3,619, 2,120 and 4,645 phantom stock units, respectively, were granted under the Phantom Stock Plan. At December 31, 2007, there were 76,526 outstanding units.

        The weighted-average fair values of the units granted under the Phantom Stock Plan during 2007, 2006 and 2005 were $19.63, $18.72 and $14.92, respectively.

        Compensation expense related to the Phantom Stock Plan during 2007, 2006 and 2005 was $0.8 million, $0.4 million, and $0.5 million, respectively.

        The following table summarizes the activity relating to the Phantom Stock Plan during 2007:

Number of Units
Balance at December 31, 2006	107,381
Granted	3,619
Exercised	(14,805)
Cancelled	(19,669)

Balance at December 31, 2007	76,526

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

        During the years ended December 31, 2007, 2006 and 2005, a total of 12,875, 25,020 and 29,050 SARs, respectively, were granted. At December 31, 2007, there were 140,713 SARs that remained outstanding.

        The weighted-average fair values of SARs granted during 2007, 2006 and 2005 were $20.91, $17.87 and $14.94, respectively.

        Compensation expense related to the SARs Plan amounted to $1.3 million, $0.5 million and $0.6 million in 2007, 2006 and 2005, respectively.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Employee benefit plans (Continued)

        The following table summarizes the activity relating to the SARs Plan during 2007:

	Number of Rights	Weighted Average Exercise Price
Balance at December 31, 2006	189,801	$13.14
Granted	12,875	$20.91
Exercised	(56,700)	$11.72
Cancelled	(5,263)	$17.11

Balance at December 31, 2007	140,713	$14.29

  Short Term Incentive Plan

        In January 2000, CH2M HILL established the Short Term Incentive Plan (STIP) to aid in the motivation, recruitment, retention and reward of employees. Management determines which employees, directors, and eligible consultants participate in the STIP. During the years ended December 31, 2007, 2006 and 2005, a total of 634,680 shares, 599,471 shares and 898,899 shares, respectively, were issued under the STIP.

        The fair values of the shares issued under the STIP during 2007, 2006 and 2005 were $19.63, $18.72 and $14.92, respectively.

        Compensation expense related to common stock awards under the STIP amounted to $18.8 million, $12.6 million and $11.7 million in 2007, 2006 and 2005, respectively.

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

        During the years ended December 31, 2007, 2006 and 2005, a total of 364,825 shares, 181,351 shares and 164,598 shares, respectively, were issued under the LTIP at a fair value of $19.63, $18.72 and $14.92 per share, respectively.

        Compensation expense related to common stock awards under the LTIP amounted to $11.1 million, $9.4 million and $5.9 million in 2007, 2006 and 2005, respectively.

  Restricted Stock Plan

        In January 2000, CH2M HILL established the Restricted Stock Plan which provides eligible individuals with added incentives to continue in the long-term service of CH2M HILL. The awards are made for no consideration and vest over various periods, but are considered outstanding at the time of grant. During the years ended December 31, 2007, 2006 and 2005, a total of 263,942 shares, 357,783 shares and 55,419 shares, respectively, were granted under the Restricted Stock Plan.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Employee benefit plans (Continued)

        CH2M HILL recognizes compensation costs, net of estimated forfeitures, over the vesting term based on the fair value of the restricted stock at the date of grant. The amount of compensation expense recognized under the Restricted Stock Plan was $3.0 million, $2.6 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. In determining the amount of compensation expense, CH2M HILL has estimated that forfeitures of restricted stock shares will be less than 3% of total restricted stock shares outstanding based upon prior experience. As of December 31, 2007, there was $7.6 million of unrecognized compensation costs related to non-vested restricted stock grants. The cost is expected to be recognized over a weighted average period of 3.0 years.

        The following table summarizes the activity relating to the Restricted Stock Plan during 2007:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2006	485,212	$16.92
Granted	263,942	$22.72
Vested	(125,496)	$13.68
Cancelled and expired	(9,151)	$20.28

Balance at December 31, 2007	614,507	$19.51

        The weighted-average fair values of the shares granted under the Restricted Stock Plan during 2007, 2006 and 2005 were $22.72, $18.08 and $15.62, respectively.

(14) Employee retirement plans

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

        Expenses related to matching contributions made in cash for the 401(k) Plan for 2007, 2006 and 2005 were $22.6 million, $18.7 million and $13.9 million, respectively. Expenses related to defined contributions made in common stock for the 401(k) Plan for 2007, 2006 and 2005 were $12.1 million, $10.9 million and $8.2 million, respectively.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee retirement plans (Continued)

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

        CH2M HILL also has a supplemental executive retirement plan that will provide an additional retirement benefit to certain senior executives if they remain employed and retire from CH2M HILL on or after age 65. The amount of the annual benefit, which may change from time-to-time based on the decision of the Board of Directors of CH2M HILL, currently is equal to 50% of the participant's projected base salary for fiscal year 2007. The benefit is reduced by the value of the offsetting retirement benefits paid by CH2M HILL under other plans. For the years ended December 31, 2007, 2006 and 2005, CH2M HILL expensed $1.0 million, $1.2 million, and $1.1 million, respectively, for the anticipated benefit obligations.

        On December 31, 2007, the Company adopted SFAS 158 which requires employers to (i) recognize the funded status of their defined benefit pension and other postretirement plans on the consolidated balance sheet, (ii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost and (iii) measure defined benefit plan assets and obligations as of the date of the employer's statement of financial position. The Company adopted the recognition and disclosure requirements of SFAS 158 as of December 31, 2007. The impact of adopting these provisions was an increase in net liabilities for pension and postretirement health care benefits of $14.0 million and an increase in accumulated other comprehensive loss of $8.4 million, net of taxes. In accordance with the transition provisions of SFAS 158, we will change our measurement date to December 31st in 2008. The standard provides two transition approaches related to the change in measurement date provisions. CH2M HILL will adopt the following approach: a twelve month measurement period starting with the prior year ending measurement date of October 31st and ending October 31, 2008 will be performed to determine the net benefit expense or income which will be recorded in 2008. Another measurement will then be performed from November 1, 2008 through December 31, 2008 with this net benefit expense or income being recorded as an adjustment to accumulated other comprehensive loss at December 31, 2008.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee retirement plans (Continued)

        The following table summarizes the initial impact upon adoption of SFAS No. 158 at December 31, 2007:

($ in thousands)	Before Adoption	Adjustment	After Adoption
ASSETS
Total current assets	$1,317,559	$—	$1,317,559
Investments in unconsolidated affiliates	35,285	—	35,285
Property, plant and equipment, net	214,348	—	214,348
Goodwill and other intangible assets, net	252,623	—	252,623
Non-current deferred income taxes	21,455	5,513	26,968
Other assets	61,644	1,519	63,163

Total assets	$1,902,914	$7,032	$1,909,946

LIABILITIES AND SHAREHOLDERS' EQUITY
Total current liabilities	$1,033,603	$2,302	$1,035,905
Long-term employee related liabilities and other	212,005	13,174	225,179
Long-term debt	185,329	—	185,329

Total liabilities	1,430,937	15,476	1,446,413
Shareholder's Equity:
Common stock	332	—	332
Additional paid-in capital	70,596	—	70,596
Retained earnings	395,998	—	395,998
Accumulated other comprehensive loss	5,051	(8,444)	(3,393)

Total shareholders' equity	471,977	(8,444)	463,533

Total liabilities and shareholders' equity	$1,902,914	$7,032	$1,909,946

  Expected Cash Flows

        The Company expects to make contributions of $3.0 million to the pension plans in 2008. The pension, non-qualified pension and post-retirement healthcare benefit payments, including expected future services, are expected to be paid from plan assets and operating cash flow as follows:

($ in thousands)	Pension Plans	Non-Qualified Pension Plans	Post-Retirement Benefit Plans
2008	$5,707	$944	$1,380
2009	6,161	140	1,518
2010	6,644	1,991	1,738
2011	7,173	125	1,974
2012	7,959	494	2,274
2013-2017	52,268	1,980	17,439

	$85,912	$5,674	$26,323

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee retirement plans (Continued)

  Benefit Expense

        The measurement dates used to determine pension, non-qualified pension and other post-retirement benefits for the plans are October 31, 2007, 2006 and 2005. The actuarial assumptions used to compute the net pension benefit expense, non-qualified pension benefit expense and post-retirement benefit expense are based upon information available as of the beginning of the year, as presented in the following table.

	Pension Plans			Non-Qualified Pension Plans			Post-Retirement Benefit Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Actuarial assumptions at beginning of year:
Discount rate	5.80%	5.75%	5.90%	5.80%	5.75%	5.90%	5.80%	5.75%	5.90%
Rate of compensation increase	4.00%	4.00%	5.00%	na	na	na	na	na	na
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	na	na	na	na	na	na
Initial healthcare costs trend rate	na	na	na	na	na	na	6.51%	6.65%	6.64%
Ultimate healthcare cost trend rate	na	na	na	na	na	na	4.50%	4.05%	4.00%
Year ultimate trend rate is reached	na	na	na	na	na	na	2011	2011	2011

na—not applicable

        The components of the pension benefit expense, non-qualified pension benefit expense and post-retirement benefit expense for the years ended December 31 are detailed below:

	Pension Plans			Non-Qualified Pension Plans			Post-Retirement Benefit Plans
($ in thousands)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Service costs	$4,267	$4,128	$4,163	$275	$249	$279	$2,988	$1,475	$943
Interest costs	8,649	8,183	7,826	325	357	250	2,005	1,287	1,333
Expected return on plan assets	(9,866)	(9,012)	(8,144)	—	—	—	—	—	—
Amortization of transition (asset)/obligation	(9)	(9)	(9)	—	—	—	299	299	299
Amortization of prior service costs	87	87	87	297	413	413	541	27	27
Recognized net actuarial loss (gain)	1,674	2,066	2,455	100	334	(1)	209	—	94

Net expense included in current income	$4,802	$5,443	$6,378	$997	$1,353	$941	$6,042	$3,088	$2,696

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee retirement plans (Continued)

  Benefit Obligations

        The actuarial assumptions used to compute the benefit obligations for the plans which are based upon information available as of December 31 are:

	Pension Plans		Non-Qualified Pension Plans		Post-Retirement Benefit Plans
	2007	2006	2007	2006	2007	2006
Actuarial assumptions at end of year:
Discount rate	6.25%	5.80%	6.25%	5.80%	6.25%	5.80%
Rate of compensation increase	4.00%	4.00%	na	na	na	na
Initial healthcare cost trend rate	na	na	na	na	6.51%	6.65%
Ultimate healthcare cost trend rate	na	na	na	na	4.50%	4.05%
Year ultimate trend rate is reached	na	na	na	na	2011	2011

na—not applicable

        The discount rate assumptions are set annually based on several factors such as: a) the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due and b) the duration of the plan liabilities as compared to the Citigroup pension discount curve.

        The following table summarizes the change in benefit obligation and the change in plan assets for the pension, non-qualified pension and post-retirement benefit plans for the years ended December 31:

	Pension Plans		Non-Qualified Pension Plans		Post-Retirement Benefit Plans
($ in thousands)	2007	2006	2007	2006	2007	2006
Benefit obligation accrued at beginning of year	$151,739	$144,552	$5,771	$6,408	$25,731	$25,173
Service cost	4,267	4,127	275	249	2,987	1,475
Interest cost	8,649	8,183	325	357	2,005	1,287
Plan contributions	—	—	—	—	1,192	462
Actuarial (gain) loss	(9,514)	(199)	(833)	(1,116)	7,358	(711)
Benefits paid	(4,878)	(4,925)	(233)	(127)	(2,435)	(1,955)

Benefit obligation at end of year	$150,263	$151,739	$5,305	$5,771	$36,838	$25,731

Fair value of plan assets at beginning of year	124,799	113,860	—	—	—	—
Actual gain on plan assets	21,996	11,412	—	—	—	—
Employer & employee contributions	4,478	4,452	—	—	—	—
Benefits paid	(4,878)	(4,925)	—	—	—	—

Fair value of plan assets at end of year	$146,395	$124,799	—	—	—	—

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee retirement plans (Continued)

        The weighted-average asset allocations for the benefit plans as of December 31, 2007 and 2006 by asset category are as follows:

	Pension Plans
($ in thousands)	2007	2006
Equity	76%	71%
Debt	23%	24%
Real estate	0%	0%
Other	1%	5%

Total	100%	100%

        The investment philosophy for the pension plans is based on a balanced asset approach allocated primarily between equity securities and debt securities. The equity security holdings are distributed in large and small cap index funds and an international fund. The debt securities consist of two fixed income funds. The Company uses long-term historical actual return experience with consideration of the expected investment mix of the plans' assets, as well as future estimates of long-term investment returns to develop its expected rate of return assumption used in calculating the net periodic pension cost.

        The following table summarizes the effect of a 1% change in the health care cost trend rate (HCCTR) on the postretirement obligation and costs:

($ in thousands)	2007	2006
Effect of 1% increase in HCCTR as of December 31 on:
Postretirement benefit obligation	$494	$84
Total of service and interest cost components	113	8
Effect of 1% decrease in HCCTR for the year ended December 31 on:
Postretirement benefit obligation	(324)	(86)
Total of service and interest cost components	(80)	(8)

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee retirement plans (Continued)

  Funded Status

        The following table presents the funded status of the pension, non-qualified pension and post-retirement benefit plans at December 31, 2007 after the adoption of SFAS 158:

	Pension Plans
			Non-Qualified Pension Plans	Post-Retirement Benefit Plans
($ in thousands)	Overfunded	Underfunded
Projected benefit obligation	$94,293	$55,970	$5,305	$—
Accumulated benefit obligation	—	—	—	36,838
Fair value of plan assets	95,812	50,583	—	—

Funded (unfunded) status	$1,519	$(5,387)	$(5,305)	$(36,838)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$10,562	$515	$124	$3,994
Net prior service cost	—	444	1,008	6,502
Transition obligation (asset)	—	(2)	—	1,496

Total	$10,562	$957	$1,132	$11,992

Amounts to be recognized in 2008 as a component of net periodic cost:
Net actuarial loss	$91	$—	$6	$28
Transition obligation (asset)	—	(2)	—	299
Net prior service cost (credit)	—	87	297	541

Total	$91	$85	$303	$868

        The following table sets forth the defined benefit pension plans and other plan amounts recognized in the consolidated balance sheets at December 31, 2006, prior to the adoption of SFAS 158:

($ in thousands)	Pension Plans	Non-Qualified Pension Plans	Post-Retirement Benefit Plans
Benefit obligations in excess of plan assets:
Benefit obligation	$(151,739)	$(5,771)	$(25,731)
Fair value of plan assets	124,799	—	—

Unfunded status	(26,940)	(5,771)	(25,731)
Unrecognized transition (asset) obligation	(11)	—	1,795
Unrecognized net actuarial (gain) loss	34,395	1,057	3,770
Unrecognized prior service cost	531	1,305	122

Prepaid benefit (accrued) cost	$7,975	$(3,409)	$(20,044)

(15) Segment information

        CH2M HILL provides services to clients through three operating segments: Federal, Civil Infrastructure and Industrial. The structure is intended to provide for better decision making on an

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Segment information (Continued)

enterprise-wide basis. The Federal segment generally provides a comprehensive range of services to the U.S. federal government, and to international governments. The Civil Infrastructure segment generally provides a comprehensive range of services to various state and local governments including foreign cities. The Industrial segment generally provides a comprehensive range of services to various private sector clients.

        CH2M HILL evaluates performance based on several factors, of which the primary financial measure is operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. CH2M HILL uses operating income (loss) as its measurement of segment profit (loss). Other includes the elimination of unallocated corporate expenses.

        Certain financial information for each segment is provided below (in thousands):

2007	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$1,246,191	$1,445,293	$1,684,754	$—	$4,376,238
Equity in earnings of joint ventures and affiliated companies	30,006	12,893	1,285	—	44,184
Depreciation and amortization	3,097	3,931	28,091	—	35,119
Operating income (loss)	67,819	64,826	(13,701)	(39,826)	79,118
Segment assets	509,097	501,478	899,371	—	1,909,946

2006	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$1,435,724	$1,298,276	$1,272,944	$—	$4,006,944
Equity in earnings of joint ventures and affiliated companies	12,894	3,614	492	—	17,000
Depreciation and amortization	4,126	4,316	5,381	—	13,823
Operating income (loss)	87,404	61,301	(68,592)	(16,476)	63,637
Segment assets	306,650	341,185	631,706	—	1,279,541

2005	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$1,149,993	$1,051,432	$950,796	$—	$3,152,221
Equity in earnings of joint ventures and affiliated companies	104,086	5,664	386	—	110,136
Depreciation and amortization	5,803	5,350	4,757	—	15,910
Operating income (loss)	127,987	30,972	(10,630)	(14,240)	134,089
Segment assets	339,809	329,816	434,314	—	1,103,939

        In September and October of 2007, respectively, the Company acquired VECO and Trigon. The results of these operations are recognized in the Industrial segment. During the year ended 2007, revenue and depreciation and amortization reported by the Industrial segment increased substantially due to these acquisitions. During the year ended 2006, the Industrial segment recognized a loss related

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Segment information (Continued)

to a manufacturing facility project. This project experienced increased costs due to project delivery issues and increased commodity prices. In addition, the clean up efforts required from Hurricane Katrina caused significant shortages in experienced craft laborers in the area and thus materially increased wage rates and reduced overall productivity. After completion of this contract in 2006 CH2M HILL experienced significant operational improvements in 2007.

        CH2M HILL derived approximately 28%, 35% and 37% of its total revenues from contracts with the U.S. federal government and international governments in 2007, 2006 and 2005, respectively.

        Revenue is attributed to the country in which the services are performed. Although CH2M HILL provides services in numerous countries, no single country outside of the U.S. accounted for a significant portion of the total consolidated revenue. Total U.S. and international revenue for the years ended December 31 were as follows:

($ in thousands)	2007	2006	2005
U.S.	$3,723,507	$3,435,651	$2,701,288
International	658,636	571,293	450,933

Total	$4,382,143	$4,006,944	$3,152,221

        Substantially all of CH2M HILL's $126.7 million of goodwill is allocated to the Industrial operating segment.

(16) Commitments and contingencies

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

        Commercial commitments outstanding as of December 31, 2007 are summarized below:

	Amount of Commitment Expiration Per Period
($ in thousands)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed
Letters of credit	$62,956	$316	$2,456	$—	$65,728
Surety and bid bonds	1,523,236	113,023	—	—	1,636,259

Total	$1,586,192	$113,339	$2,456	$—	$1,701,987

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Commitments and contingencies (Continued)

        CH2M HILL is party to various contractual guarantees and legal actions arising in the normal course of business. Because a large portion of CH2M HILL's business comes from federal, state and municipal sources, CH2M HILL's procurement practices at times are also subject to review and occasional investigations by U.S. and state attorneys offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. government contracting. These investigations often take years to complete and many result in no adverse action. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcomes of pending proceedings are often difficult to predict, CH2M HILL's management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover CH2M HILL's liabilities, if any, with regard to such claims. Any amounts that are probable of payment by CH2M HILL are accrued when such amounts are estimable.

        In January 2006, a subsidiary entered into a Deferred Prosecution Agreement (DPA) with the office of the United States Attorney for the District of Connecticut. The DPA relates to an investigation of a Clean Water Act (CWA) violation at two wastewater treatment facilities in Connecticut. Pursuant to the DPA, the subsidiary contributed $2.0 million to community projects and is taking other agreed upon steps to enhance CH2M HILL's CWA compliance procedures at the two wastewater treatment facilities in Connecticut. Provided CH2M HILL complies with its obligations under the DPA through January 2008, the U.S. District Attorney for the District of Connecticut will recommend dismissal of all actions against the subsidiary in connection with this matter. The violation is related to failure to comply with sampling and reporting requirements of the CWA and there is no evidence the violation resulted in harm to human health or the environment. Although the term of the DPA ended in January 2008 and we believe we have fully complied with the DPA, the DPA will not be released and the criminal charge will not be removed until the U.S. District Attorney for the District of Connecticut is satisfied all conditions have been met. CH2M HILL is currently in discussions with the U.S. District Attorney for the District of Connecticut to achieve this resolution.

        On July 27, 2007, our subsidiary, CH2M Hill Hanford Group ("CH2M Hanford") caused a spill of approximately 85 gallons of radioactive waste, during routine maintenance operations on the Hanford Reservation owned by the United States Department of Energy ("DOE"). No one was injured, and the DOE's accident investigation concluded that "[because] of low concentrations and short duration of the exposure, it is not likely that the spill event caused an overexposure or chronic health impacts". CH2M Hanford took all prompt and appropriate steps to formulate and implement a corrective action plan that has been accepted by the DOE. In connection with the event, the DOE's Office of Health, Safety and Security has conducted an investigation under its Price Anderson Act nuclear safety authority. The DOE has not yet taken any formal action against CH2M Hanford as a result of this investigation. The DOE has broad discretion in setting fines, but it takes into account a contractor's prompt acceptance of responsibility and the formulation of an appropriate corrective action plan, which is what CH2M HILL has done to what we believe to be the DOE's satisfaction. The Washington Department of Ecology has proposed to fine the DOE $500,000 in connection with the spill and, if the fine is levied, CH2M HILL will be financially liable for it under our contract with the DOE. CH2M Hanford is in discussions with the the Washington Department of Ecology about a possible reduction of the proposed fine. Finally, the Environmental Protection Agency ("EPA") proposed to fine both the DOE and CH2M HILL in connection with the spill. CH2M HILL settled that fine for $6,800 and $24,000 in in-kind services to

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Commitments and contingencies (Continued)

support the local Tri-County emergency response team. CH2M HILL's management does not believe that this event will materially impact CH2M HILL's business or results of operations.

        On September 7, 2007, CH2M HILL acquired VECO and substantially all of its operating businesses. Prior to the acquisition, on May 2, 2007, the founder, then chief executive officer and principal shareholder of VECO, Bill Allen, entered into a plea agreement with the United States Department of Justice pursuant to which he agreed to plead guilty to certain criminal charges involving bribery of public officials, violation of campaign contribution laws, and tax fraud. In connection with the investigation of the allegations against Mr. Allen, the United States Department of Justice, the Internal Revenue Service and certain State of Alaska government agencies commenced investigations of VECO and certain of its other employees. In the process of reviewing VECO's business and operations prior to the acquisition, CH2M HILL engaged in special due diligence designed to address concerns related to the conduct of VECO's past operations and various investigations underway by the Department of Justice, the Internal Revenue Service and certain State of Alaska government agencies. Although CH2M HILL was satisfied with the results of the due diligence review, no assurances can be given that the ongoing investigations will not result in civil or criminal charges against VECO, now a subsidiary of CH2M HILL. Any such charges and related publicity could have an adverse effect on CH2M HILL's reputation in the business community or future business operations.

        In September 2007, CH2M HILL exercised its option to purchase the properties comprising their corporate headquarters and three adjacent buildings located in Englewood, Colorado previously held under three operating lease arrangements for $95.9 million. As a result of exercising its purchase option, CH2M HILL paid a lease termination fee totaling $7.8 million and wrote off previously capitalized lease costs of $1.0 million. These costs are reflected as general and administrative costs in 2007. CH2M HILL contemporaneously sold these buildings to a third party for proceeds of $138.5 million and entered into an operating lease agreement to lease these buildings back from the new owner. The initial term of the lease is ten years, with CH2M HILL's option to extend the term twice for either a ten or five years extended term. The sale resulted in a $42.6 million deferred gain which is being amortized over the 10 year term of the lease as a reduction of rent expense. Rental payments under the lease are approximately $0.8 million per month, or approximately $10.0 million in the first year, escalating over time up to approximately $1.0 million per month, or approximately $11.7 million in the tenth year.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Quarterly financial information (unaudited)

        CH2M HILL's quarterly financial information for the years ended December 31, 2007 and 2006 is as follows:

(In thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the Year Ended
2007
Revenue	$959,091	$1,000,755	$1,162,178	$1,254,214	$4,376,238
Operating income	12,071	22,505	21,949	22,593	79,118
Net income	8,009	24,685	18,488	14,817	65,999
Net income per common share
Basic	$0.25	$0.75	$0.56	$0.45	$2.01
Diluted	$0.24	$0.74	$0.55	$0.44	$1.97
2006
Revenue	$984,456	$1,021,099	$996,785	$1,004,604	$4,006,944
Operating income	5,469	18,597	16,760	22,811	63,637
Net income	3,106	11,139	10,362	14,294	38,901
Net income per common share
Basic	$0.10	$0.34	$0.32	$0.44	$1.20
Diluted	$0.09	$0.33	$0.31	$0.43	$1.18

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, Douglas County, State of Colorado, on the 28 day of February, 2008.

CH2M HILL COMPANIES, LTD.
By:	/s/ SAMUEL H. IAPALUCCI Samuel H. Iapalucci Chief Financial Officer
By:	/s/ JOANN SHEA JoAnn Shea Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated, through their attorney-in-fact as appointed in the power of attorney of February 8, 2008 included as Exhibit 24.1 filed herewith.

Signature	Title	Date

/s/ RALPH R. PETERSON Ralph R. Peterson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2008
/s/ SAMUEL H. IAPALUCCI Samuel H. Iapalucci	Chief Financial Officer (Principal Financial Officer)	February 28, 2008
/s/ JOANN SHEA JoAnn Shea	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008
* Robert W. Bailey	Director	February 28, 2008
* Robert G. Card	Director	February 28, 2008
* Carolyn Chin	Director	February 28, 2008
* Donald S. Evans	Director	February 28, 2008
* Jerry D. Geist	Director	February 28, 2008
* Garry M. Higdem	Director	February 28, 2008
* Mark A. Lasswell	Director	February 28, 2008

* Joan M. Miller	Director	February 28, 2008
* David B. Price	Director	February 28, 2008
* M. Catherine Santee	Director	February 28, 2008
* Michael A. Szomjassy	Director	February 28, 2008
* Barry L. Williams	Director	February 28, 2008
By:	*/s/ SAMUEL H. IAPALUCCI Samuel H. Iapalucci, as attorney-in-fact

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2007 and 2006

Independent Auditors' Report

The Members
Kaiser-Hill Company, LLC:

        We have audited the accompanying consolidated balance sheets of Kaiser-Hill Company, LLC and subsidiary (the Company) as of December 31, 2006, and the related consolidated statements of operations, members' equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser-Hill Company, LLC and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

                      KPMG LLP

February 15, 2007

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2007 (unaudited) and 2006

(Dollars in thousands)

	2007	2006
	(unaudited)
Assets
Cash and cash equivalents	$3,610	7,898
Unbilled contract receivables	3,695	10,671
Billed contract receivable	—	349
Receivable from Members	17	659
Prepaid expenses and other assets	63	75

Total assets	$7,385	19,652

Liabilities and Members' Equity
Accounts payable, payables to subcontractors and accrued liabilities	$5,593	15,006
Payable to Members	—	92

Total liabilities	5,593	15,098
Contingencies (note 7)
Members' equity	1,792	4,554

	$7,385	19,652

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Statements of Operations

Years ended December 31, 2007 (unaudited), 2006, and 2005

(Dollars in thousands)

	2007	2006	2005
	(unaudited)
Gross revenue	$5,637	88,417	701,693
Subcontractor costs and direct material costs	(5,048)	(18,086)	(313,182)

Service revenue	589	70,331	388,511
Direct cost of service and overhead	(581)	(72,094)	(197,117)

Operating income (loss)	8	(1,763)	191,394
Other income (expense):
Interest income	230	1,725	309
Interest expense	—	(28)	(275)

Net income (loss)	$238	(66)	191,428

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Statements of Members' Equity

Years ended December 31, 2007 (unaudited), 2006, and 2005

(Dollars in thousands)

	Kaiser KH Holdings, Inc.	CH2M HILL Constructors, Inc.	Total
Members' equity, December 31, 2004	$35,246	35,246	70,492
Net income	95,714	95,714	191,428
Distributions	(43,650)	(43,650)	(87,300)

Members' equity, December 31, 2005	87,310	87,310	174,620
Net loss	(33)	(33)	(66)
Distributions	(85,000)	(85,000)	(170,000)

Members' equity, December 31, 2006	2,277	2,277	4,554
Net income (unaudited)	119	119	238
Distributions (unaudited)	(1,500)	(1,500)	(3,000)

Members' equity, December 31, 2007 (unaudited)	$896	896	1,792

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2007 (unaudited), 2006, and 2005

(Dollars in thousands)

	2007	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$238	(66)	191,428
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	—	—	80
Changes in assets and liabilities:
Decrease (increase) in contract receivables	7,325	280,264	(58,189)
Decrease in receivable from Members	642	74	750
Decrease in due from employees	—	—	3
Decrease in prepaid expenses and other assets	12	383	376
Decrease in accounts payable, payables to subcontractors and accrued liabilities	(9,413)	(30,682)	(37,979)
Decrease in accrued employee incentive compensation	—	(68,469)	(8,696)
Decrease in other accrued expenses	—	(4,050)	(12,297)
Decrease in payable to Members	(92)	(284)	(2,188)

Net cash (used in) provided by operating activities	(1,288)	177,170	73,288

Cash flows from financing activities:
Distributions to Members	(3,000)	(170,000)	(87,300)
Proceeds from credit facility	—	—	201,000
Payments on credit facility	—	(3,000)	(198,000)

Net cash used in financing activities	(3,000)	(173,000)	(84,300)

Net (decrease) increase in cash and cash equivalents	(4,288)	4,170	(11,012)
Cash and cash equivalents, beginning of year	7,898	3,728	14,740

Cash and cash equivalents, end of year	$3,610	7,898	3,728

Supplemental cash flow information:
Cash paid for interest	$—	28	195

See accompanying notes to consolidated financial statements.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(The financial statements and notes thereto as of and for the year ended December 31, 2007 are unaudited)

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

        On October 13, 2005, the Company completed the required work under the contract and issued its formal "declaration of Physical Completion" to the DOE. On December 8, 2005, the DOE issued its formal "acceptance" of the physical work at the project and authorized the Company to invoice all remaining performance fees less a retained amount equaling $5.0 million. On January 11, 2006, the Company received payment for all fees except for the retained amount. In April 2006, the Company invoiced and collected $4.9 million of the $5.0 million previously retained. $100,000 will be retained until satisfactory resolution of all Defense Contractor Auditing Agency audits.

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

  (b)
  Revenue Recognition

    Under the Contract, revenue is recognized using the percentage-of-completion method whereby revenue is accrued in an amount equal to cost plus management's best estimate of

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

(The financial statements and notes thereto as of and for the year ended December 31, 2007 are unaudited)

(2) Significant Accounting Policies (Continued)

    incentive fees. During 2005, resulting from completion of the project, the Company recognized all remaining performance fees under the contract and has established reserves for certain risks and uncertainties associated with the Contract. In 2007 and 2006, revenue was recognized as costs were incurred. No markup or fee was recognized or associated with the costs incurred.

  (c)
  Statements of Cash Flows

    For purposes of the consolidated statements of cash flows, the Company considers cash and short-term investments with original maturities of three months or less to be cash and cash equivalents.

    The Company maintains its cash accounts primarily with banks located in Colorado, New York, and Washington, D.C. Cash balances are insured by the FDIC up to $100,000 per bank, and cash equivalents are not insured by the FDIC. As of December 31, 2007, the majority of the balance was comprised of cash equivalents.

  (d)
  Income Taxes

    No provision for the payment of income taxes has been made in the accompanying consolidated financial statements related to the activities of the Company since the Members each report their share of the Company's taxable income in their respective income tax return.

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

(3) Related-Party Transactions

        In 2006, the Members were subcontracted by the Company to perform certain tasks under the Contract. The Payable to Members in the accompanying consolidated balance sheets as of December 31, 2006 was $92,200 to CH2M HILL for these subcontracted tasks. These payables are noninterest bearing. There were no payables to members as of December 31, 2007.

        As of December 31, 2007 and 2006, the Company had a receivable due from CH2M HILL for $17,000 and $659,000 respectively. The amounts relate to the final transition of the Rocky Flats Benefits Programs to CH2M HILL Hanford Group and work performed for CH2M HILL—Washington Group Idaho, LLC.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

(The financial statements and notes thereto as of and for the year ended December 31, 2007 are unaudited)

(3) Related-Party Transactions (Continued)

        During 2003, CH2M HILL began providing information technology services and general support services to the Company at negotiated rates. Costs incurred related to work performed by CH2M HILL, the majority of which are reimbursable and billed under the Contract and relate to information technology services provided, were approximately $2.9 million in 2007, $8.5 million in 2006, and $9.8 million in 2005.

        In addition, the Company performed approximately $30,000 of services on behalf of CH2M HILL during 2006. No services were performed on behalf of CH2M HILL during 2007.

(4) Contract Receivables

        Contract receivables represent both billed and unbilled receivables due under the Contract. As of December 31, 2006, the Company had $349,000 of billed receivables due from the DOE. No billed amounts were outstanding as of December 31, 2007.

        Unbilled receivables result from revenue and estimated fees that have been earned by the Company but not billed to the DOE as of the end of the period. Unbilled receivables can be invoiced at contractually defined intervals and milestones. Unbilled receivables primarily represent allowable costs incurred by subcontractors that primarily relate to waste disposal activities that have not been submitted to the DOE for payment. These costs cannot be invoiced to the DOE until payment has been made by the Company to the subcontractor. The subcontractor will not invoice the Company until the waste is appropriately disposed of which could take up to one year. The Company has current unbilled receivables of approximately $3.7 million and $10.7 million as of December 31, 2007 and 2006, respectively.

        The Company's Contract receivables result primarily from its long-term Contract with the DOE. As a consequence, management believes that credit risk is minimal.

(5) Employee Incentive Plan

        In connection with the closure Contract with the DOE, the Company implemented a salaried employee incentive plan. There are two components to the plan. The first component represents a cash bonus, which is earned and paid annually. The second component represents the issuance of performance units. These units were allocated to employees on an annual basis. The value of these units ultimately depended on the actual cost incurred under the Contract. Employees remained eligible for these units as long as they are employed by the Company or left in good standing, as defined. Payments made for performance units were paid in cash at the end of the Contract.

        During 2006, the Company paid its remaining obligation under the employee incentive plan due to the DOE's acceptance of physical completion of the Contract. No amounts remain accrued for this liability.

KAISER-HILL COMPANY, LLC
AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

(The financial statements and notes thereto as of and for the year ended December 31, 2007 are unaudited)

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

        The Company is party to a legal action arising in the normal course of business as a result of performance under the Contract. While the outcome of this action is difficult to predict, the Company's management believes any amounts ultimately asserted against the Company for this outstanding claim would be fully reimbursable by the DOE under the Contract.

(8) Employee Benefit Plans

        In accordance with the Contract, the Company participated in several multiple employer benefit plans covering substantially all employees who meet length of service requirements. These plans include two defined benefit pension plan and three defined contribution plans, the latter of which provide for Company matching contributions.

        The Company administered these benefit plans with benefits equivalent to the RFETS contractor benefit plans maintained by the contractor that preceded the Company at RFETS. Under the Contract, the Company recognized the cost of benefit plans when paid and such costs were reimbursed by the DOE. During 2006, at the request of the DOE, the Company transferred sponsorship and administration of these plans to CH2M HILL Hanford Group, an affiliate of CH2M HILL.

        The Company did not make any contributions to the defined contribution plans in 2007 and 2006. During 2006, the Company made combined contributions to the defined benefit pension plans of $59.4 million.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Price of our Common Stock
Current Price of Our Common Stock
Holders of Our Common Stock
Dividend Policy
Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES Consolidated Balance Sheets (Dollars in thousands)
CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES Consolidated Statements of Income (Dollars in thousands except per share amounts)
CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity and Comprehensive Income (Dollars in thousands)
CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Dollars in thousands)
CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements
Signatures
KAISER-HILL COMPANY, LLC AND SUBSIDIARY
Independent Auditors' Report
KAISER-HILL COMPANY, LLC AND SUBSIDIARY Consolidated Balance Sheets December 31, 2007 (unaudited) and 2006 (Dollars in thousands)
KAISER-HILL COMPANY, LLC AND SUBSIDIARY Consolidated Statements of Operations Years ended December 31, 2007 (unaudited), 2006, and 2005 (Dollars in thousands)
KAISER-HILL COMPANY, LLC AND SUBSIDIARY Consolidated Statements of Members' Equity Years ended December 31, 2007 (unaudited), 2006, and 2005 (Dollars in thousands)
KAISER-HILL COMPANY, LLC AND SUBSIDIARY Consolidated Statements of Cash Flows Years ended December 31, 2007 (unaudited), 2006, and 2005 (Dollars in thousands)