Form 10-Q
period 2008-03-31
CH2M HILL COMPANIES LTD
filed 2008-05-08
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 1, 2008 was 33,800,549.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$87,550	$124,105
Available-for-sale securities	1,010	2,705
Receivables, net—
Client accounts	577,176	670,984
Unbilled revenue	421,204	391,502
Other	12,894	10,563
Current deferred income taxes	62,054	60,415
Prepaid expenses and other current assets	71,187	57,285
Total current assets	1,233,075	1,317,559
Investments in unconsolidated affiliates	46,198	35,285
Property, plant and equipment, net	214,138	214,348
Goodwill	132,401	126,690
Intangible assets, net	116,858	125,933
Deferred income taxes	27,880	26,968
Other assets	54,431	63,163
Total assets	$1,824,981	$1,909,946
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,311	$12,458
Accounts payable and accrued subcontractor costs	309,728	401,511
Billings in excess of revenue	261,284	255,862
Accrued payroll and employee related liabilities	251,713	248,704
Current income tax payable	—	4,099
Other accrued liabilities	101,756	113,271
Total current liabilities	947,792	1,035,905
Long-term employee related liabilities and other	224,633	225,179
Long-term debt	192,382	185,329
Total liabilities	1,364,807	1,446,413
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, Class A $0.02 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 33,796,127 and 33,158,068 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	338	332
Additional paid-in capital	61,267	70,596
Retained earnings	401,829	395,998
Accumulated other comprehensive loss	(3,260)	(3,393)
Total shareholders’ equity	460,174	463,533
Total liabilities and shareholders’ equity	$1,824,981	$1,909,946

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007

Gross revenue	$1,254,653	$959,091
Equity in earnings of joint ventures and affiliated companies	11,969	5,502

Operating expenses:
Direct cost of services and overhead	(1,020,530)	(761,215)
General and administrative	(233,970)	(191,307)

Operating income	12,122	12,071

Interest income (expense):
Interest income	909	1,732
Interest expense	(4,120)	(136)
Income before provision for income taxes	8,911	13,667
Provision for income taxes	(3,079)	(5,658)
Net income	$5,832	$8,009

Net income per common share:
Basic	$0.17	$0.25
Diluted	$0.17	$0.24
Weighted average number of common shares:
Basic	33,530,521	32,501,252
Diluted	34,440,188	33,027,296

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$5,832	$8,009
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	22,739	2,828
Stock-based employee compensation expense	8,949	8,665
Loss on disposal of property, plant and equipment	120	106
Allowance for uncollectible accounts	105	1,896
Deferred income taxes	(2,809)	(5,641)
Undistributed earnings of unconsolidated affiliates, net	(1,919)	(1,369)
Change in assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	63,153	77,418
Prepaid expenses and other	5,554	988
Accounts payable and accrued subcontractor costs	(92,921)	(33,501)
Billings in excess of revenue	6,665	(15,394)
Employee related liabilities	2,948	(9,759)
Other accrued liabilities	(11,877)	(935)
Current income taxes	(10,490)	2,192
Long term liabilities and other	(1,047)	(795)
Net cash (used in) provided by operating activities	(4,998)	34,708

Cash flows from investing activities:
Capital expenditures	(11,118)	(5,020)
Acquisitions and earnout payments, net of cash acquired	(5,609)	(3,312)
Investments in affiliates, net of distributions of capital received	(11,765)	(3,680)
Purchases of investments	(5,000)	(75,793)
Proceeds from sale of investments	1,054	50,628
Net cash used in investing activities	(32,438)	(37,177)

Cash flows from financing activities:
Borrowings on line of credit and long-term debt	278,000	—
Payments on line of credit and long-term debt	(261,619)	(82)
Repurchases and retirements of stock	(19,425)	(12,791)
Excess tax benefits from stock-based compensation	3,069	1,542
Net cash provided by (used in) financing activities	25	(11,331)

Effect of exchange rates on cash	856	(1,517)

Decrease in cash and cash equivalents	(36,555)	(15,317)

Cash and cash equivalents, beginning of period	124,105	105,205

Cash and cash equivalents, end of period	$87,550	$89,888

Supplemental disclosures:
Cash paid for interest	$3,833	$104
Cash paid for income taxes	$12,314	$7,455

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Business

CH2M HILL Companies, Ltd. and subsidiaries (CH2M HILL) is a project delivery firm that was founded in 1946. CH2M HILL provides engineering, consulting, design, construction, procurement, operations and maintenance, and program and project management services to federal, state, municipal and local government entities and U.S. federal government agencies, as well as private industry, in the U.S. and internationally. CH2M HILL is an employee-owned Oregon corporation. A substantial portion of CH2M HILL’s professional fees arises from projects that are funded directly or indirectly by government entities.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current presentation.

In the opinion of CH2M HILL’s management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in CH2M HILL’s Annual Report on Form 10-K for the year ended December 31, 2007.  In the following text, the terms “we,” “our,” “our company,” and “us” may refer to CH2M HILL.

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

Change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and can be estimated. Management evaluates when a change order is probable based upon its experience in negotiating change orders, the customer’s approval of such changes or separate documentation of change order costs that are identifiable. Losses on construction and engineering contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated.

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

Billings in excess of revenue represent the excess of billings to date, per the contract terms, over revenue recognized on contracts in process.

Shareholders’ Equity

The significant changes in shareholders’ equity for the three months ended March 31, 2008 are as follows (in thousands):

	Shares	Amount
Shareholders’ equity, December 31, 2007	33,158	$463,533
Net income	—	5,832
Shares issued and to be issued in connection with stock-based compensation and employee benefit plans	1,169	6,090
Shares and share equivalents purchased, retired and cancelled	(531)	(16,548)
Other comprehensive income	—	132
Stock-based compensation and other	—	1,135
Shareholders’ equity, March 31, 2008	33,796	$460,174

Stock-Based Compensation Plans

CH2M HILL accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) using the prospective method.  Under the prospective method, the provisions of SFAS 123(R) apply to new grants on or after January 1, 2006. CH2M HILL measures the fair value of stock option grants at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three months ended March 31, 2008 was $5.19 compared to $3.81 for the same period in the prior year.

CH2M HILL estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. CH2M HILL estimates the volatility of its common stock by using a weighted-average of historical volatility over the same period as the expected term of the option. CH2M HILL uses the U.S. Treasury bill issues for the risk-free interest rate in the option valuation model with original maturities similar to the expected term of the options. CH2M HILL does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. CH2M HILL is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. CH2M HILL uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The fair value of stock-based payment awards is amortized into stock-based compensation on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The total compensation cost recognized for share-based payments for stock options during the three months ended March 31, 2008 was $1.1 million, compared to $0.5 million for the three months ended March 31, 2007.

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply under other accounting pronouncements that require or permit fair value measurements; it does not expand the use of fair value in any new circumstances. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. At the February 6, 2008 FASB meeting, they agreed to defer for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).

CH2M HILL adopted SFAS 157 on January 1, 2008.  As of March 31, 2008, the adoption of SFAS 157 had no impact on CH2M HILL’s consolidated financial statements.

On December 31, 2007, CH2M HILL adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS No. 87, 88, 106 and 132(R) (SFAS 158), which requires employers to recognize the funded status of pension and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. SFAS 158 also requires plan assets and benefit obligations to be measured as of December 31, 2008.  As a result, CH2M HILL will change the measurement date from October 31st to December 31st this year.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for CH2M HILL beginning January 1, 2009.

(2) SEGMENT INFORMATION

Certain financial information relating to the three months ended March 31, 2008 and 2007 for each segment is provided below (in thousands):

Three Months Ended March 31, 2008	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$333,257	$351,365	$570,031	$—	$1,254,653
Equity in earnings of joint ventures and affiliated companies	10,369	849	751	—	11,969
Operating income (loss)	15,303	16,920	(6,197)	(13,904)	12,122

Three Months Ended March 31, 2007	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$266,463	$367,398	$325,230	$—	$959,091
Equity in earnings of joint ventures and affiliated companies	5,267	160	75	—	5,502
Operating income (loss)	9,253	14,182	(3,491)	(7,873)	12,071

During the three months ended March 31, 2008, compared to the same period in 2007, the increase in the Federal segment revenue and operating income was due primarily to a significant increase in work performed by the government facilities and infrastructure business on new international contingency and logistics projects.  Additionally, revenues from the nuclear business increased due to the Hanford Tank Farm project.  The increase in Industrial segment revenue during the same period was substantially the result of the acquisitions of VECO Corporation (VECO) and Trigon EPC, LLC (Trigon).  These acquisitions contributed approximately $208.1 million of revenues during the first quarter of 2008.

Equity in earnings of joint ventures and affiliated companies increased in the current period primarily in the Federal segment due to CH2M HILL’s performance on the London 2012 Olympic Delivery Authority project.

Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax, as well as enterprise-wide initiatives.  Corporate expenses for the three months ended March 31, 2008 were $13.9 million compared to $7.9 million for the same periods in the prior year.  The increase in expense for the three months ended March 31, 2008 compared to the same period in the prior year was primarily due to work performed on a significant business development opportunity and strategic corporate initiatives.

(3) COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains and losses on equity investments and foreign currency translation gains and losses that have been reflected as a component of shareholders’ equity and have not impacted net income. The following table summarizes the components of comprehensive income for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$5,832	$8,009
Change in unrealized gains and losses on equity investments and other	(956)	(398)
Foreign currency translation gain (loss)	1,088	(3,081)
Comprehensive income	$5,964	$4,530

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

The following table is a reconciliation of basic and diluted EPS for the three months ended March 31, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$5,832	$8,009

Denominator:
Basic income per share — weighted average shares outstanding	33,531	32,501
Dilutive effect of common stock equivalents	909	526
Diluted income per share — adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	34,440	33,027

Basic net income per common share	$0.17	$0.25
Diluted net income per common share	$0.17	$0.24

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

CH2M HILL’s interests in certain joint ventures are considered variable interest entities (VIE’s) under FASB Interpretation No. (FIN) 46 -revised, Consolidation of Variable Interest Entities (FIN 46(R)). CH2M HILL has classified entities identified as VIE’s into two groups, the first of which includes those entities that CH2M HILL has consolidated under the guidance of FIN 46(R), as CH2M HILL is considered the primary beneficiary, and the second group which includes those entities which CH2M HILL was not required to consolidate. As of March 31, 2008, the assets and liabilities of the identified VIE’s that were not consolidated were $327.1 million and $303.1 million, respectively, compared to $317.2 million and $293.1 million, respectively, at December 31, 2007.

For VIE’s where CH2M HILL is not the primary beneficiary and those entities which are not VIE’s, CH2M HILL accounts for its investments in affiliated unconsolidated companies using the equity method of accounting.  As of March 31, 2008 and December 31, 2007, the investments in unconsolidated affiliates were $46.2 million and $35.3 million, respectively. CH2M HILL’s proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies on the accompanying consolidated statements of income. In general, the equity investment in CH2M HILL’s joint ventures is equal to those entities’ undistributed earnings.

Summarized unaudited financial information for CH2M HILL’s unconsolidated affiliates for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
RESULTS OF OPERATIONS:
Revenue	$477,738	$669,146
Direct costs	(437,466)	(643,950)
Gross margin	40,272	25,196
General and administrative expenses	(848)	(850)
Operating income	39,424	24,346
Other income (expense), net	816	(420)
Net income	$40,240	$23,926

(6) ACQUISITIONS

On September 7, 2007, CH2M HILL purchased all of the outstanding stock of VECO and substantially all of VECO’s operating businesses for $258.6 million as part of a strategic initiative to expand operations into the energy industry. The results of VECO have been included in the consolidated financial statements since that date and are included in the Industrial operating segment. VECO’s 4,000 employees provide engineering, construction and field support services to the energy, resource and process industries in Alaska, Canada, the United States, Russia and the Middle East.

In the fourth quarter of 2007, CH2M HILL acquired the assets and liabilities of Trigon EPC, LLC (Trigon). Trigon is an engineering consulting firm that provides engineering services for pipeline and related facilities, specializing in projects for the crude oil, refined products, natural gas and energy industries. The operating results of Trigon are included in the Industrial operating segment.

On February 29, 2008, CH2M HILL acquired a consulting engineering company providing marine, coastal, and municipal and transportation engineering services. The results of operations for this acquisition are reported in the Civil Infrastructure operating segment. The cost of this acquisition was approximately $3.2 million.

CH2M HILL is in the process of evaluating the fair value of the assets acquired and liabilities assumed on all acquisitions since March 31, 2007. The Company performed a preliminary purchase price allocation based on our current assessment of fair values. CH2M HILL is diligently completing post acquisition procedures including searches for unrecognized liabilities, final tax returns and other items that may affect the allocation of the purchase price. As such, the purchase price allocations are subject to change as these valuations are completed.

(7) GOODWILL AND INTANGIBLE ASSETS

Intangible assets with finite lives consist of the following:

($ in thousands)	Cost	Accumulated Amortization	Net finite-lived intangible assets
March 31, 2008
Contracts-in-place	$2,513	$(2,513)	$—
Contracted backlog	58,871	(16,623)	42,248
Customer relationships	57,922	(4,203)	53,719
Non-compete agreements and other	1,065	(500)	565
	$120,371	$(23,839)	$96,532
December 31, 2007
Contracts-in-place	$2,513	$(2,513)	$—
Contracted backlog	58,871	(9,679)	49,192
Customer relationships	58,162	(2,338)	55,824
Non-compete agreements and other	1,065	(474)	591
	$120,611	$(15,004)	$105,607

Indefinite-lived intangible assets consist of the following:

($ in thousands)	March 31, 2008	December 31, 2007
Goodwill	$132,401	$126,690
Tradename	20,326	20,326
	$152,727	$147,016

In addition to the acquisitions discussed in Note 6, CH2M HILL recorded additional goodwill as a result of earn-out targets being achieved on a prior acquisition which were paid during the first quarter of 2008 and 2007.

All finite lived intangible assets are being amortized over their expected lives up to seven years.  The amortization expense reflected in the accompanying consolidated statements of income was $8.8 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.  These intangible assets are expected to be fully amortized in 2014.

(8) LINE OF CREDIT

CH2M HILL is party to a credit agreement which provides for a $500.0 million revolving credit facility (RLOC) which expires on August 31, 2012.  The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $250.0 million.  The credit agreement has been used for general corporate purposes and permitted acquisitions.  It also provides that up to $250.0 million is available for the issuance of letters of credit to support various trade activities. At CH2M HILL’s option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate

(LIBOR) plus 0.75% to 1.50%, or the lender’s applicable base rate less a discount rate up to 0.25% based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization.   A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of March 31, 2008, CH2M HILL had $136.0 million in borrowings outstanding on the RLOC.   Additionally, at the end of the current period, issued and outstanding letters of credit of $74.5 million were reserved against the borrowing base of the credit agreement, compared to $65.7 million at December 31, 2007.  During the quarter, CH2M HILL entered into derivative financial transactions to reduce the effects of interest rate changes on cash flows due to changes in interest rates on its outstanding debt.  As of March 31, 2008, CH2M HILL had fixed its interest rate exposure on $50.0 million of the outstanding RLOC balance.  CH2M HILL does not enter into derivative transactions for speculative purposes.  Interest expense related to periodic settlements on these interest rate swaps is recognized in earnings in the current period.  As of March 31, 2008, the Company had not designated these derivative instruments as hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

The RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of March 31, 2008, CH2M HILL was in compliance with the covenants required by the credit agreement.

(9) PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended March 31, 2008 was 34.6% compared to 41.4% for the same period in the prior year.  This effective tax rate was positively impacted by an increase in foreign operating results, including equity in earnings of joint ventures and affiliated companies, which are generally subject to lower tax rates than in the U.S.  CH2M HILL’s effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses and disallowed portions of meals and entertainment expenses.

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

(10) COMMITMENTS AND CONTINGENCIES

In January 2006, one of CH2M HILL’s subsidiaries entered into a Deferred Prosecution Agreement (DPA) with the office of the United States Attorney for the District of Connecticut. The DPA relates to an investigation of a Clean Water Act (CWA) violation at two wastewater treatment facilities in Connecticut. CH2M HILL fully complied with all the DPA requirements and all charges have been dismissed.

In June 2006, CH2M HILL’s affiliate, OMI/Thames Water Stockton Inc. (OMI/TW) discharged approximately 8.75 million gallons of secondary treated effluent (blended with a much larger quantity of tertiary treated water), into the San Joaquin River at the Stockton Regional Wastewater Control Facility.  This discharge occurred during the tertiary treatment plant upgrade construction, when one of the hydraulic safety gates (designed to automatically open to protect life and safety of the workers) opened without an alarm, allowing the release of the effluent before it went through the full tertiary treatment cycle.  The review of the river and plant life for toxicity determined that the incident did not result in a violation of the relevant water quality standards.  OMI/TW promptly notified the relevant authorities and has been cooperating fully with the investigation.  Under the California Water Code, the State Water Resources Control Board has authority to fine for discharge of effluent and OMI/TW is in negotiations on the extent of possible fines. CH2M HILL cannot estimate a range of loss for this issue at this time.

In June 2007, CH2M HILL’s subsidiary, CH2M HILL Hanford Group Inc., caused a spill of approximately 85 gallons of radioactive waste during routine maintenance operations at the Hanford Tank Farm project, owned by the United States Department of Energy (DOE). No one was injured, and the DOE’s accident investigation concluded that “[because] of low concentrations and short duration of the exposure, it is not likely that the spill event caused an overexposure or chronic health impacts”. CH2M Hanford took all prompt and appropriate steps to formulate and implement a corrective action plan that has been accepted by the DOE. The Washington Department of Ecology imposed a $500,000 penalty on the DOE in connection with the spill, but agreed to hold $250,000 of the penalty in suspension pending completion of agreed corrective actions and one year and 360 hours of active retrieval operations without incident at the site.  Once these conditions are satisfied, the DOE will not be required to pay the suspended penalty. CH2M HILL is obligated to reimburse the DOE for all fines and penalties under our contract. CH2M HILL also agreed to perform two supplemental environmental projects, worth approximately $300,000, to benefit the environment in the Hanford area.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations as a whole and for each of our operating segments including:

•     Factors affecting our business

•     Our revenue and operating income

•     The source of our revenue and operating income

•     Variations of revenue and operating income from period to period

•     Cash sources and utilizations

•     The impact of the above on our overall financial condition

In the following text, the terms, “we,” “our,” “our company,” and “us” may refer to CH2M HILL.

The following discussion and information contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import and statements regarding our strategy, financial performance and operations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under Item 1A, Risk Factors (which is expressly incorporated herein by reference) of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008. You should review this section in conjunction with our financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Overview

We are one of the largest engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operation, project management and related technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we operate in approximately 40 countries and have over 22,500 employees worldwide.

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

Acquisitions

We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, add value to the projects undertaken for clients, or enhance our capital strength. During 2007 and the first quarter of 2008, we completed several acquisitions that we expect will expand our services into new markets and new geographical locations. Two of the acquisitions are part of our strategic initiative to expand operations into the energy industry. These services include engineering, construction and field support services, as well as engineering services for pipeline and related facilities.

The most significant of the transactions was the acquisition of VECO Corporation (VECO), which occurred on September 7, 2007. CH2M HILL purchased the outstanding stock of VECO and substantially all of VECO’s operating businesses. The results of VECO have been included in the consolidated financial statements since that date and are included in the Industrial operating segment.

Additionally, on February 29, 2008, we acquired a consulting engineering company providing marine, coastal and municipal and transportation engineering services. The results of operations for this acquisition are reported in the Civil Infrastructure operating segment.

Results of Operations

Revenue and Operating Income of our Reportable Segments

The results of operations for the three months ended March 31, 2008 and 2007 by operating segment were as follows (in millions):

	2008			2007			Change
		Equity in	Operating		Equity in	Operating			Equity in	Operating
($ in millions)	Revenue	Earnings	Income (Loss)	Revenue	Earnings	Income (Loss)	Revenue		Earnings	Income (Loss)
Federal	$333.3	$10.4	$15.3	$266.5	$5.2	$9.3	$66.8	25.1%	$5.2	$6.0	64.5%
Civil Infrastructure	351.4	0.8	16.9	367.4	0.2	14.2	(16.0)	(4.4)%	0.6	2.7	19.0%
Industrial	570.0	0.8	(6.2)	325.2	0.1	(3.5)	244.8	75.3%	0.7	(2.7)	(77.1)%
Corporate	—	—	(13.9)	—	—	(7.9)	—	—	—	(6.0)	(75.9)%
Total	$1,254.7	$12.0	$12.1	$959.1	$5.5	$12.1	$295.6		$6.5	$—

Federal

Revenue from our Federal segment increased for the three months ended March 31, 2008, compared to the same period in the prior year by $66.8 million or 25.1%.   The current quarter’s increase was primarily due to a significant increase in work performed by our government facilities and infrastructure business attributable to increased volumes in the Pacific, several new domestic and international contingency and logistics projects and an increase in operations and maintenance offerings of this business. Additionally, our environmental services business reported an increase in revenues attributable to our North American consulting and full-service markets.  This increase results from existing clients but also continues to benefit from its diversification of clients.

Operating income increased by $6.0 million during the three months ended March 31, 2008 compared to the same period in the prior year.  The increase in operating income for the quarter was primarily associated to our performance related to the London 2012 Olympic Delivery Authority project.

Civil Infrastructure

Revenue from our Civil Infrastructure segment decreased for the three months ended March 31, 2008, compared to the same periods in 2007 by $16.0 million or 4.4%.  The decrease in the period can be attributed to a decline in the North American design build sector for the water business due to the timing of new work.  Part of the revenue contraction was offset by growth in North American consulting projects in the water business related to design and program management services for municipal clients in the northern and southeast United States and Canada.  Growth in the transportation business related to the Panama Canal and Mumbai airport renovation projects.  This increase was lower than expected due to the sub-prime mortgage crisis which is causing tax revenue shortages for some states.

Operating income increased for the three months ended March 31, 2008, compared to the same period in the prior year by $2.7 million or 19.0%. The increase was partially due to improved margins in the transportation business resulting from a more favorable mix of services and the realization of some cost control efforts.

Industrial

Revenue increased for the three months ended March 31, 2008, compared to the same period in the prior year by $244.8 million or 75.3%.  Approximately $208.1 million of the increase in the period was the result of revenues recognized from the operations of VECO and Trigon EPC, LLC (Trigon), which were acquired in September and October 2007, respectively.  We expect to see continued revenue growth in 2008 compared to the same periods in 2007 due to these acquisitions.

We also experienced revenue growth in our power business driven by five significant engineering, procurement and construction (“EPC”) contracts with major utility companies in the United States.  During the same period, the manufacturing and life sciences business experienced a decrease in service revenue due to the completion of several large projects late in the prior year that had provided significant revenue in the prior periods combined with a decline in full-service work.

The Industrial segment had an operating loss of $6.2 million for the three months ended March 31, 2008 compared to an operating loss of $3.5 million for the same period in the prior year.  The increase in operating loss for this period is attributable to the lower volume of full-service work in the manufacturing and life sciences business as well as lower full-service margins and higher overhead costs.  The decrease is also related to a change in the mix of services between consulting and full-service in other businesses.  For the first quarter of 2008, while VECO and Trigon reported strong operating performance, they did not contribute any operating income due to the approximately $12.0 million of additional amortization and depreciation recognized on the additional fair value of assets and intangibles acquired.  The operating income of VECO and Trigon will continue to be affected by these non-cash costs for another six years; however, the adverse affect on operating income will decrease each year as the amortization and depreciation expense decreases.

Equity in Earnings of Joint Ventures and Affiliated Companies

For the three months ended March 31, 2008 and 2007, we reported total equity in earnings of joint ventures and affiliated companies of $12.0 million and $5.5 million, respectively.  This increase is primarily attributable to our performance on the London 2012 Olympic Delivery Authority project.

Corporate Expenses

Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax. Corporate expenses for the three months ended March 31, 2008 were $13.9 million compared to $7.9 million for the same period in the prior year.  The increase in expense for the three months ended March 31, 2008 compared to the same period in the prior year was primarily due to work performed on a significant business development opportunity and strategic corporate initiatives.

Provision for Income Taxes

Our effective tax rate for the three months ended March 31, 2008 was 34.6% compared to 41.4% for the same period in the prior year.  This effective tax rate was positively impacted by an increase in foreign operating results, including equity in earnings of joint ventures and affiliated companies, which are generally subject to lower tax rates than in the U.S.  Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses and disallowed portions of meals and entertainment expenses.

As of January 1, 2008 and March 31, 2008, we had $10.6 million and $13.0 million, respectively, recorded as a liability for uncertain tax positions.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  As of March 31, 2008 and December 31, 2007, we had approximately $1.7 million and $1.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 2000.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, borrowings under our revolving line of credit and other financing arrangements. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and repurchases of stock presented on our internal market. During the three months ended March 31, 2008, we used $5.0 million of cash in our operations whereas last year our operating activities generated $34.7 million of cash.  The cash used in operations was primarily spent on payments of accounts payable and accrued subcontractor costs, current income taxes payable and other current liabilities.  Net cash outflows associated with paying down these current liabilities were partially offset by collections on accounts receivable during the current quarter.  We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at March 31, 2008, we have deemed the allowance for doubtful accounts to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, the timing of the receipt of cash may impact our ability to meet our operating needs.

Cash used in investing activities decreased approximately $4.7 million in the three months ended March 31, 2008 compared to the same period in 2007.  Net cash used to purchase securities during the three months ended March 31, 2007 was $25.2 million compared to $3.9 million in the current quarter, a net decrease in cash outflow of $21.3 million.  Capital expenditures during the three months ended March 31, 2008, were $11.1 million.  Historically, as a professional services organization, we have not had significant outflows of cash for capital expenditures.  However, as discussed below, we expect capital expenditures to increase significantly in future periods.  We also have a formal operating lease program under which a portion of our computers and related equipment is procured on an ongoing basis.  Additionally, during the quarter we invested a net amount of $11.8 million in our affiliate companies and spent an additional $5.6 million on direct costs and earnout payments on acquisitions and the cost of an acquisition in the current quarter.

Financing activities provided $11.4 million more cash in the three month period ended March 31, 2008 compared to March 31, 2007.  The increase was primarily a result of net borrowings on long-term debt of $16.4 million offset by $19.4 million of repurchases and retirements of our common stock.  The funds from our revolving credit facility were primarily used for working capital purposes.

We finance our operations, acquisitions and capital expenditures using a variety of capital vehicles.  Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash we may either choose to finance new opportunities using leverage in the form of our revolving line of credit facility (RLOC), equipment or real estate notes payable.  In some instances we may use a combination of one or more of these financing mechanisms.  As of March 31, 2008, our outstanding debt obligations exceeded $216 million.  The majority of the funds from these obligations financed our recent acquisitions, including the assumption and issuance of notes payable and mortgages related to property, plant and equipment.

We have a credit agreement which provides for a $500.0 million RLOC that expires on August 31, 2012.  The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $250.0 million.  The credit agreement is used for general corporate purposes and permitted acquisitions.  It also provides that up to $250.0 million is available for the issuance of letters of credit to support various trade activities. At our option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender’s applicable base rate less a discount rate up to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  During the quarter, we entered into derivative financial transactions to reduce the effects of interest rate changes on cash flows due to changes in interest rates on our outstanding debt.  As of March 31, 2008, we had fixed our interest rate exposure on $50.0 million of the outstanding RLOC balance.  We do not enter into derivative transactions for speculative purposes.  Interest expense related to periodic settlements on these interest rate swaps is recognized in earnings in the current period. As of March 31, 2008, we had not designated these derivative instruments as hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

As of March 31, 2008, we had $136.0 million in borrowings outstanding on the RLOC.  Additionally we had issued and outstanding letters of credit of $74.5 million reserved against the RLOC’s borrowing base.

The following table reflects our available capacity under the RLOC as of March 31, 2008 (in millions):

Cash on hand		$87.6
Available for sale securities		1.0
Line of credit capacity	$500.0
Outstanding borrowings	(136.0)
Issued letters of credit	(74.5)
Net credit capacity available		289.5
Total capacity		$378.1

Based on our total cash and credit capacity at March 31, 2008 of $378.1 million, we believe we have sufficient resources to fund our operations and repurchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.  If and when we identify potential business acquisition candidates or incur additional capital expenditures we will determine the combination of financing options that provides us the most efficient cost of capital.

Our RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions.  The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of March 31, 2008, we were in compliance with the covenants required by the credit agreement.

We finance capital expenditures used in our operations through operating leases, long-term debt and other credit arrangements.  The available terms, the length of time we expect to use the asset and the expected residual value of the asset are factors we evaluate in determining the best ways to finance these purchases.  Within the last year we financed over $55.0 million of capital expenditures using a combination of debt vehicles, including the refinancing of $48.5 million of capital expenditures related to the VECO acquisition.  The cost of these notes differs depending on their term, applicable market interest rates at the time of borrowing, our relationship with the lender, our credit strength and other variables.  In most cases these notes are secured by the PP&E purchased with the funds received.  Depending on the conditions of these financing arrangements, if we are in default, the lender may have the right to take control of the collateralized PP&E or require full payment of the outstanding principal balance owed, or both.  We anticipate using operating leases or debt vehicles of this nature to finance much of our future capital expenditures.

Historically, we have not owned the real estate that supports our operations.  However, as part of the acquisition of VECO, we assumed three mortgages related to buildings and property.   As of March 31, 2008, approximately $29.8 million of these mortgages were outstanding.  Two of the mortgages pertain to offices in Anchorage, Alaska and the third relates to a building used for warehousing spare parts.  Two of the mortgages are secured by buildings and real estate.   One of the mortgages is secured by investments, whose maturities meet the debt service requirements of that mortgage.  While we are currently fulfilling the requirements of these mortgages we are evaluating potential options that may relieve us of these obligations through other financing options.  We do not anticipate owning and financing future real estate transactions through mortgages.

Off-Balance Sheet Arrangements

CH2M HILL leases the buildings on its Denver campus under an operating lease agreement. The initial term of the lease is ten years, with an option to extend the term twice for either a ten or five year period. Rental payments under the lease are approximately $0.8 million per month, or approximately $10.0 million in the first year, escalating over time up to approximately $1.0 million per month, or approximately $11.7 million in the tenth year. We have a deferred gain related to the sale-leaseback of these buildings of $42.6 million that is being amortized over ten years.

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

The accounting policies that we believe are most critical to the understanding of our financial condition and results of operations and require complex management judgment are summarized below. Further detail and information regarding our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

On December 31, 2007, the Company adopted Statement of Accounting Standard 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). According to SFAS 158, the funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. In accordance with SFAS 158, we recorded long-term assets for overfunded plans and liabilities for underfunded plans, with a corresponding entry recorded to accumulated other comprehensive loss, net of tax, at December, 31, 2007. For underfunded plans, the estimated liability to be payable in the next twelve months is recorded as a current liability, with the remaining portion recorded as long-term.  As a result of adopting SFAS 158, we will change the measurement date from October 31st to December 31st this year.

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply under other accounting pronouncements that require or permit fair value measurements; it does not expand the use of fair value in any new circumstances. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. At the February 6, 2008 FASB meeting, the FASB agreed to defer for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).  CH2M HILL adopted SFAS 157 on January 1, 2008.  As of March 31, 2008, the adoption of SFAS 157 had no impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us beginning January 1, 2009.

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

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and the holdback contingency balance outstanding related to our acquisition of VECO. There was $136.0 million and approximately $61.2 million outstanding under the unsecured revolving credit agreement and holdback contingency, respectively, at March 31, 2008. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured revolving credit agreement and the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $2.0 million.

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

On September 7, 2007, we completed the acquisition of VECO.  As permitted by the SEC, we excluded the VECO business from our assessment of the effectiveness of internal control over financial reporting for the quarter ended March 31, 2008.  Management is documenting and evaluating the acquired company’s internal control over financial reporting, and is integrating many of its processes, systems and controls.  Changes will continue to be made to our internal control over financial reporting until the integration of the acquired company is complete.

Other than the acquisition mentioned above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2006, our affiliate, OMI/Thames Water Stockton Inc. (OMI/TW) discharged approximately 8.75 million gallons of secondary treated effluent (blended with a much larger quantity of tertiary treated water), into the San Joaquin River at the Stockton Regional Wastewater Control Facility.  This discharge occurred during the tertiary treatment plant upgrade construction, when one of the hydraulic safety gates (designed to automatically open to protect life and safety of the workers) opened without an alarm, allowing the release of the effluent before it went through the full tertiary treatment cycle.  The review of the river and plant life for toxicity determined that the incident did not result in a violation of the relevant water quality standards.  OMI/TW promptly notified the relevant authorities and has been cooperating fully with the investigation.  Under the California Water Code, the State Water Resources Control Board has authority to fine for discharge of effluent and OMI/TW is in negotiations on the extent of possible fines. We cannot estimate a range of loss for this issue at this time.

In July 2007, our subsidiary, CH2M HILL Hanford Group Inc., caused a spill of approximately 85 gallons of radioactive waste during routine maintenance operations at the Hanford Tank Farm project, owned by the United States Department of Energy (DOE). No one was injured, and the DOE’s accident investigation concluded that “[because] of low concentrations and short duration of the exposure, it is not likely that the spill event caused an overexposure or chronic health impacts”. CH2M Hanford took all prompt and appropriate steps to formulate and implement a corrective action plan that has been accepted by the DOE. The Washington Department of Ecology imposed a $500,000 penalty on the DOE in connection with the spill, but agreed to hold $250,000 of the penalty in suspension pending completion of agreed corrective actions and one year and 360 hours of active retrieval operations without incident at the site.  Once these conditions are satisfied the DOE will not be required to pay the suspended penalty. CH2M HILL is obligated to reimburse the DOE for all fines and penalties under our contract. CH2M HILL also agreed to perform two supplemental environmental projects, worth approximately $300,000, to benefit the Hanford environment.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by CH2M HILL during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January (a)	8,361	$23.80	—	—
February (a)	130	23.80	—	—
March (b)	519,930	30.32	—	—
Total	528,421	30.22	—	—

(a)          Shares purchased by CH2M HILL from terminated employees.

(b)         Shares purchased by CH2M HILL in the Internal Market.

Item 6. EXHIBITS

Index of Exhibits

*3.1	Restated Articles of Incorporation of CH2M HILL Companies, Ltd. filed herein.

*3.2	Restated Bylaws of CH2M HILL Companies, Ltd. filed herein.

*10.1	Amended and Restated Executive Officers Long term Incentive Plan filed herein.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

CH2M HILL Companies, Ltd.

Date: May 8, 2008	/s/ M. Catherine Santee
M. Catherine Santee
Senior Vice President and Chief Financial Officer

/s/ JoAnn Shea
JoAnn Shea
Vice President and Chief Accounting Officer