Form 10-Q
period 2008-06-30
CH2M HILL COMPANIES LTD
filed 2008-08-08
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of August 5, 2008 was 33,612,564.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$115,056	$124,105
Available-for-sale securities	932	2,705
Receivables, net—
Client accounts	590,001	670,984
Unbilled revenue	444,581	391,502
Other	14,118	10,563
Current deferred income taxes	65,656	60,415
Prepaid expenses and other current assets	104,926	57,285
Total current assets	1,335,270	1,317,559
Investments in unconsolidated affiliates	39,026	35,285
Property, plant and equipment, net	214,415	214,348
Goodwill	132,712	126,690
Intangible assets, net	107,159	125,933
Deferred income taxes	29,497	26,968
Other assets	53,837	63,163
Total assets	$1,911,916	$1,909,946
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$24,072	$12,458
Accounts payable and accrued subcontractor costs	320,725	401,511
Billings in excess of revenue	305,534	255,862
Accrued payroll and employee related liabilities	267,530	248,704
Current income tax payable	—	4,099
Other accrued liabilities	107,155	113,271
Total current liabilities	1,025,016	1,035,905
Long-term employee related liabilities and other	239,586	225,179
Long-term debt	188,427	185,329
Total liabilities	1,453,029	1,446,413
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 33,605,206 and 33,158,068 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	336	332
Additional paid-in capital	59,470	70,596
Retained earnings	404,755	395,998
Accumulated other comprehensive loss	(5,674)	(3,393)
Total shareholders’ equity	458,887	463,533
Total liabilities and shareholders’ equity	$1,911,916	$1,909,946

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Gross revenue	$1,339,640	$1,000,755	$2,594,293	$1,959,846
Equity in earnings (losses) of joint ventures and affiliated companies	(915)	6,740	11,054	12,242

Operating expenses:
Direct cost of services and overhead	(1,058,451)	(799,507)	(2,078,981)	(1,560,722)
General and administrative	(270,347)	(185,483)	(504,317)	(376,790)

Operating income	9,927	22,505	22,049	34,576

Other income (expense):
Interest income	1,379	1,012	2,288	2,744
Interest expense	(4,224)	(144)	(8,344)	(280)
Income before provision for income taxes	7,082	23,373	15,993	37,040
Benefit (provision) for income taxes	(4,157)	1,312	(7,236)	(4,346)
Net income	$2,925	$24,685	$8,757	$32,694

Net income per common share:
Basic	$0.09	$0.75	$0.26	$1.00
Diluted	$0.08	$0.74	$0.25	$0.98
Weighted average number of common shares:
Basic	33,767,477	32,916,549	33,648,391	32,708,901
Diluted	34,692,905	33,479,231	34,568,167	33,254,136

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$8,757	$32,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,305	5,814
Stock-based employee compensation expense	19,081	21,702
Loss (gain) on disposal of property, plant and equipment	(212)	864
Allowance for uncollectible accounts	797	2,468
Deferred income taxes	(8,184)	(4,160)
Undistributed earnings and losses of unconsolidated affiliates, net	10,673	(2,399)
Change in assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	24,124	13,582
Prepaid expenses and other	(39,346)	(17,261)
Accounts payable and accrued subcontractor costs	(81,276)	(11,717)
Billings in excess of revenue	51,186	26,461
Employee related liabilities	19,959	5,849
Other accrued liabilities	(6,733)	2,123
Current income taxes	(4,118)	(70,118)
Long term liabilities and other	13,907	3,382
Net cash provided by operating activities	54,920	9,284

Cash flows from investing activities:
Capital expenditures	(22,387)	(9,604)
Acquisitions and earnout payments, net of cash acquired	(5,670)	(3,069)
Investments in affiliates, net of distributions of capital received	(16,492)	(4,982)
Proceeds from sale of PP&E	642	—
Purchases of available-for-sale investments	—	(162,365)
Proceeds from sale of available-for-sale investments	1,054	189,955
Net cash (used in) provided by investing activities	(42,853)	9,935

Cash flows from financing activities:
Borrowings on line of credit and long-term debt	581,100	—
Payments on line of credit and long-term debt	(571,141)	(225)
Repurchases and retirements of stock	(32,274)	(21,134)
Excess tax benefits from stock-based compensation	3,928	1,895
Net cash used in financing activities	(18,387)	(19,464)

Effect of exchange rates on cash	(2,729)	833

Increase (decrease) in cash and cash equivalents	(9,049)	588

Cash and cash equivalents, beginning of period	124,105	105,205

Cash and cash equivalents, end of period	$115,056	$105,793

Supplemental disclosures:
Cash paid for interest	$7,710	$206
Cash paid for income taxes	$26,740	$79,002

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Billings in excess of revenue represent the excess of billings to date, per the contract terms, over revenue recognized on contracts in process.

Shareholders’ Equity

The significant changes in shareholders’ equity for the six months ended June 30, 2008 are as follows (in thousands):

	Shares	Amount
Shareholders’ equity, December 31, 2007	33,158	$463,533
Net income	—	8,757
Shares issued and to be issued in connection with stock-based compensation and employee benefit plans	1,275	12,956
Shares and share equivalents purchased, retired and cancelled	(828)	(26,348)
Other comprehensive income	—	(2,283)
Stock-based compensation and other	—	2,272
Shareholders’ equity, June 30, 2008	33,605	$458,887

Stock-Based Compensation Plans

CH2M HILL accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) using the prospective method.  Under the prospective method, the provisions of SFAS 123(R) apply to new grants made on or after January 1, 2006. CH2M HILL measures the fair value of stock option grants at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2008 was $6.04 and $5.93, respectively, compared to $4.50 and $4.44 for the same periods in the prior year.

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

The total compensation cost recognized for share-based payments for stock options during the three and six months ended June 30, 2008 was $1.1 million and $2.3 million, respectively, compared to $0.5 and $0.8 million for the three and six months ended June 30, 2007.

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

In March 2008, the FASB issued SFAS No. 161, Disclosure About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  SFAS 161 is effective for CH2M HILL beginning January 1, 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3).  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for CH2M HILL beginning January 1, 2009.

(2) SEGMENT INFORMATION

Certain financial information relating to the three and six months ended June 30, 2008 and 2007 for each segment is provided below (in thousands):

Three Months Ended June 30, 2008	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$361,129	$366,550	$611,961	$—	$1,339,640
Equity in earnings (losses) of joint ventures and affiliated companies	10,919	(13,121)	1,287	—	(915)
Operating income (loss)	22,563	(1,363)	(4,694)	(6,579)	9,927

Three Months Ended June 30, 2007	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$307,197	$375,407	$318,151	$—	$1,000,755
Equity in earnings of joint ventures and affiliated companies	5,746	905	89	—	6,740
Operating income (loss)	20,117	19,685	(2,466)	(14,831)	22,505

Six Months Ended June 30, 2008	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$694,386	$717,915	$1,181,992	$—	$2,594,293
Equity in earnings (losses) of joint ventures and affiliated companies	21,287	(12,272)	2,039	—	11,054
Operating income (loss)	37,866	15,557	(10,891)	(20,483)	22,049

Six Months Ended June 30, 2007	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$573,660	$742,805	$643,381	$—	$1,959,846
Equity in earnings of joint ventures and affiliated companies	11,013	1,065	164	—	12,242
Operating income (loss)	29,370	33,867	(5,957)	(22,704)	34,576

During the three and six months ended June 30, 2008, compared to the same period in 2007, the increase in the Federal segment revenue and operating income was due primarily to a significant increase in work performed by the government facilities and infrastructure business on new international contingency and logistics projects.  The increase in Industrial segment revenue during the same period was substantially the result of the acquisitions of VECO Corporation (VECO) and Trigon EPC, LLC (Trigon).  These acquisitions contributed approximately $443.5 million of revenues during the first half of 2008.

During the second quarter of 2008, the civil infrastructure segment recognized a significant loss on a transportation project within one of its joint ventures.   The loss was a result of significant cost increases related to design modifications, project delivery issues, and material subcontractor change orders.   This project is expected to be completed in the first half of 2009.  Additionally, in June 2008, management approved a plan to downsize a portion of the Company’s foreign operations and terminate approximately 160 individuals.  Severance costs totaling $6.2 million will be incurred in connection with this plan.  This charge was recognized in direct cost of services in the Industrial segment, resulting in an operating loss for the three months ended June 30, 2008. Nearly all of these costs are expected to be paid in the third quarter of 2008.

Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax, as well as enterprise-wide initiatives.

Total assets increased by $629.5 million during the period from June 30, 2007 to June 30, 2008.  Approximately $569.4 million of this increase relates to the assets of VECO and Trigon which were acquired in the third and fourth quarters of 2008, respectively.  These assets are included in the Industrial segment.

(3) COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains and losses on equity investments and foreign currency translation gains and losses that have been reflected as a component of shareholders’ equity and have not impacted net income. The following table summarizes the components of comprehensive income for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$2,925	$24,685	$8,757	$32,694
Unrealized gains (losses) on equity investments and other	(239)	544	(1,195)	146
Foreign currency translation gains (losses)	(2,174)	2,820	(1,086)	(261)
Comprehensive income	$512	$28,049	$6,476	$32,579

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

The following table is a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Numerator:
Net income	$2,925	$24,685	$8,757	$32,694

Denominator:
Basic income per share – weighted average shares outstanding	33,767	32,917	33,648	32,709
Dilutive effect of common stock equivalents	926	562	920	545
Diluted income per share – adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	34,693	33,479	34,568	33,254

Basic net income per common share	$0.09	$0.75	$0.26	$1.00
Diluted net income per common share	$0.08	$0.74	$0.25	$0.98

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

CH2M HILL’s interests in certain joint ventures are considered variable interest entities (VIE’s) under FASB Interpretation No. (FIN) 46 -revised, Consolidation of Variable Interest Entities (FIN 46(R)). CH2M HILL has classified entities identified as VIE’s into two groups, the first of which includes those entities that CH2M HILL has consolidated under the guidance of FIN 46(R), as CH2M HILL is considered the primary beneficiary, and the second group which includes those entities which CH2M HILL was not required to consolidate. As of June 30, 2008, the assets and liabilities of the identified VIE’s that were not consolidated were $368.0 million and $350.7 million, respectively, compared to $317.2 million and $293.1 million, respectively, at December 31, 2007.

For VIE’s where CH2M HILL is not the primary beneficiary and those entities which are not VIE’s, CH2M HILL accounts for its investments in affiliated unconsolidated companies using the equity method of accounting.  As of June 30, 2008 and December 31, 2007, the investments in unconsolidated affiliates were $39.0 million and $35.3 million, respectively. CH2M HILL’s proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies on the accompanying consolidated statements of income. In general, the equity investment in CH2M HILL’s joint ventures is equal to those entities’ undistributed earnings.

Summarized unaudited financial information for CH2M HILL’s unconsolidated affiliates for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
RESULTS OF OPERATIONS:
Revenue	$623,255	$427,453	$1,100,993	$1,096,599
Direct costs	(644,697)	(407,966)	(1,082,163)	(1,051,916)
Gross margin	(21,442)	19,487	18,830	44,683
General and administrative expenses	(2,000)	(2,259)	(2,848)	(3,109)
Operating income	(23,442)	17,228	15,982	41,574
Other income (expense), net	(10,520)	1,489	(9,705)	1,069
Net income	$(33,962)	$18,717	$6,277	$42,643

(6) ACQUISITIONS

On September 7, 2007, CH2M HILL purchased all of the outstanding stock of VECO and substantially all of VECO’s operating businesses for $258.8 million as part of a strategic initiative to expand operations into the energy industry. The results of VECO have been included in the consolidated financial statements since that date and are included in the Industrial operating segment. VECO’s 4,000 employees provide engineering, construction and field support services to the energy, resource and process industries in Alaska, Canada, the United States, Russia and the Middle East.

In the fourth quarter of 2007, CH2M HILL acquired the assets and liabilities of Trigon EPC, LLC (Trigon). Trigon is an engineering consulting firm that provides engineering services for pipeline and related facilities, specializing in projects for the crude oil, refined products, natural gas and energy industries. The operating results of Trigon are included in the Industrial operating segment.

On February 29, 2008, CH2M HILL acquired Goldston Inc., a consulting engineering company providing marine, coastal, and municipal and transportation engineering services. The results of operations for this acquisition are reported in the Civil Infrastructure operating segment. The cost of this acquisition was approximately $3.2 million.

CH2M HILL is in the process of evaluating the fair value of the assets acquired and liabilities assumed on these acquisitions. The Company performed a preliminary purchase price allocation based on our current assessment of fair values. CH2M HILL is diligently completing post acquisition procedures including searches for unrecognized liabilities, final tax returns and other items that may affect the allocation of the purchase price. As such, the purchase price allocations are subject to change as these valuations are completed.

(7) GOODWILL AND INTANGIBLE ASSETS

Intangible assets with finite lives consist of the following:

($ in thousands)	Cost	Accumulated Amortization	Net finite-lived intangible assets
June 30, 2008
Contracts-in-place	$2,513	$(2,513)	$—
Contracted backlog	58,871	(23,910)	34,961
Customer relationships	57,922	(6,553)	51,369
Non-compete agreements and other	1,065	(562)	503
	$120,371	$(33,538)	$86,833
December 31, 2007
Contracts-in-place	$2,513	$(2,513)	$—
Contracted backlog	58,871	(9,679)	49,192
Customer relationships	58,162	(2,338)	55,824
Non-compete agreements and other	1,065	(474)	591
	$120,611	$(15,004)	$105,607

Indefinite-lived intangible assets consist of the following:

($ in thousands)	June 30, 2008	December 31, 2007
Goodwill	$132,712	$126,690
Tradename	20,326	20,326
	$153,038	$147,016

In addition to the acquisitions discussed in Note 6, CH2M HILL recorded additional goodwill as a result of earn-out targets being achieved on a prior acquisition which were paid during the first half of 2008 and 2007.

All finite lived intangible assets are being amortized over their expected lives up to seven years.  The amortization expense reflected in the accompanying consolidated statements of income was $9.4 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively, and $18.2 and $0.4 million for the six months ended June 30, 2008, and 2007, respectively.  These intangible assets are expected to be fully amortized in 2014.

(8) LINE OF CREDIT

CH2M HILL is party to a credit agreement which provides for a $500.0 million revolving credit facility (RLOC) which expires on August 31, 2012.  The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $250.0 million.  The credit agreement has been used for general corporate purposes and permitted acquisitions.  It also provides that up to $250.0 million is available for the issuance of letters of credit to support various operating activities. At CH2M HILL’s option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender’s applicable base rate less a discount rate up to 0.25% based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization.   A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of June 30, 2008, CH2M HILL had $133.0 million in borrowings outstanding on the RLOC.   Additionally, at the end of the current period, issued and outstanding letters of credit of $83.2 million were reserved against the borrowing base of the credit agreement, compared to $65.7 million at December 31, 2007.  In the first quarter, CH2M HILL entered into two derivative financial transactions to reduce the effects of interest rate changes on cash flows due to changes in interest rates on its outstanding debt.  As of June 30, 2008, CH2M HILL had fixed its interest rate exposure on $50.0 million of the outstanding RLOC balance.  As of June 30, 2008, the Company had not designated these derivative instruments as effective hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, interest expense related to periodic settlements on these interest rate swaps and the change in fair value of these swap agreements is recognized in earnings in the current period.  These interest rate swaps mature in March 2010.  The fair value of these derivatives is not significant.

The RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of June 30, 2008, CH2M HILL was in compliance with the covenants required by the credit agreement.

(9) PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended June 30, 2008 was 58.7% compared to a benefit of 5.6% for the same period in the prior year.  The tax rate for the six months ended June 30, 2008 was 45.2% compared to 11.7% for the same period in the prior year.  The June 30, 2008 effective tax rate for the three and six months ended June 2008 was negatively impacted by foreign operating losses which do not meet the more likely than not recognition criteria.  In addition, in June 2007, CH2M HILL reached a settlement on research and experimentation tax credits with the Internal Revenue Service (IRS) resulting in the recognition of net tax benefits of $8.7 million as a discrete item in the second quarter of 2007.  CH2M HILL’s effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses and disallowed portions of meals and entertainment expenses.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations as a whole and for each of our operating segments including:

•     Factors affecting our business

•     Our revenue and operating income

•     The sources of our revenue and operating income

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

Overview

We are one of the largest engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operation, project management and related technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we operate in approximately 40 countries and have approximately 23,500 employees worldwide.

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

Results of Operations

Revenue and Operating Income of our Reportable Segments

The results of operations for the three and six months ended June 30, 2008 and 2007 by operating segment were as follows (in millions):

Three Months Ended June 30, 2008 and 2007

	2008			2007			Change
		Equity in							Equity in
($ in millions)	Revenue	Earnings (Losses)	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Earnings (Losses)	Operating Income (Loss)
Federal	$361.1	$10.9	$22.6	$307.2	$5.7	$20.1	$53.9	17.5%	$5.2	$2.5	12.4%
Civil Infrastructure	366.5	(13.0)	(1.4)	375.4	0.9	19.7	(8.9)	(2.4)%	(13.9)	(21.1)	(107.1)%
Industrial	612.0	1.2	(4.7)	318.2	0.1	(2.5)	293.8	92.3%	1.1	(2.2)	(88.0)%
Corporate	—	—	(6.6)	—	—	(14.8)	—	—	—	8.2	55.4%
Total	$1,339.6	$(0.9)	$9.9	$1,000.8	$6.7	$22.5	$338.8		$(7.6)	$(12.6)

Six Months Ended June 30, 2008 and 2007

	2008			2007			Change
		Equity in							Equity in
($ in millions)	Revenue	Earnings (Losses)	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Earnings (Losses)	Operating Income (Loss)
Federal	$694.4	$21.3	$37.9	$573.7	$10.9	$29.4	$120.7	21.0%	$10.4	$8.5	28.9%
Civil Infrastructure	717.9	(12.3)	15.6	742.8	1.1	33.9	(24.9)	(3.4)%	(13.4)	(18.3)	(54.0)%
Industrial	1,182.0	2.0	(11.0)	643.4	0.2	(6.0)	538.6	83.7%	1.8	(5.0)	(83.3)%
Corporate	—	—	(20.5)	—	—	(22.7)	—	—	—	2.2	9.7%
Total	$2,594.3	$11.0	$22.0	$1,959.9	$12.2	$34.6	$634.4		$(1.2)	$(12.6)

Federal

Revenue from our Federal segment increased for the three and six months ended June 30, 2008, compared to the same periods in the prior year by $53.9 million or 17.5% and $120.7 million or 21.0%, respectively.   The increase was due to a significant increase in work performed by our government facilities and infrastructure business attributable to several new domestic and international logistics projects and an increase in operations and maintenance offerings of this business. Additionally, our environmental services business reported an increase in revenues attributable to our North American consulting and full-service markets.  The positive results were partially offset by lower volumes in our Nuclear business as well as the completion of certain nuclear projects in 2008.

Operating income increased for the three and six months ended June 30, 2008, compared to the same periods in the prior year by $2.5 million and $8.5 million, respectively. The increase in operating income for the quarter was primarily associated with the increased revenues discussed above however, these profits have been partially offset by project delivery issues in our environmental services group as well as the completion of profitable nuclear projects in the beginning of 2008.  Federal segment profit was also favorably impacted by our performance related to the London 2012 Olympic Delivery Authority project.

Civil Infrastructure

Revenue from our Civil Infrastructure segment decreased for the three and six months ended June 30, 2008, compared to the same periods in 2007 by $8.9 million or 2.4% and $24.9 million or 3.4%, respectively.  The decrease in the period can be primarily attributed to water and transportation consulting and design build projects delayed or cancelled due to revenue shortfall or uncertainty with local and state clients.  Revenue decreases are also associated with existing large transportation projects ending in late 2007 and beginning 2008.  Part of the revenue reduction was offset by growth in our international markets including Australia and United Arab Emirates related to the start up of large design-build projects and major program management assignments in those locations.  Our operations and maintenance business partially offset this decline in revenues due to two new municipal service projects in the southern United States as well as increased scope of work on existing projects.

Operating income decreased for the three and six months ended June 30, 2008, compared to the same periods in the prior year by $21.1 million or 107.1% and $18.3 million or 54.0%, respectively. This decrease was attributable to the overall decrease in revenues noted above as well as various project delivery issues and cost escalation in our design build projects.  In the second quarter of 2008, we also recognized a significant loss on a transportation project held within one of our joint ventures.  See discussion below in Equity in Earnings of Joint Ventures and Affiliated Companies.  This decline in operating profit was partially offset by increased earnings on our operations and maintenance business achieving operating efficiencies on existing projects as well as the completion of certain lower margin projects at the beginning of 2008.

Industrial

Revenue increased for the three and six months ended June 30, 2008, compared to the same periods in the prior year by $293.8 million or 92.3% and $538.6 million or 83.7%, respectively.  Approximately $443.5 million of the increase in the six month period was the result of revenues recognized from the operations of VECO and Trigon EPC, LLC (Trigon), which were acquired in September and October 2007, respectively.  We expect to see continued revenue growth in 2008 compared to the same periods in 2007 due to these acquisitions.

We also experienced significant revenue growth in our power business driven by five significant engineering, procurement and construction (“EPC”) contracts with major utility companies in the United States.  This revenue growth was partially offset by the manufacturing and life sciences business which experienced a decrease in service revenue due to the completion of several large projects late in the prior year that had provided significant revenue combined with a decline in full-service work.  In addition, the downturn in the United States economy is affecting the capital spending of some of our significant industrial clients.

The Industrial segment had an operating loss of $4.7 million and $11.0 million for the three and six months ended June 30, 2008, respectively, compared to an operating loss of $2.5 million and $6.0 million for the same periods in the prior year.  The decrease in Industrial earnings are largely related to a change in the mix of services between consulting and full-service.  For the first half of 2008, while VECO and Trigon reported strong operating performance, operating results were impacted by $38.3 million of additional amortization and depreciation related to the fair value of the assets acquired.  The operating income of VECO and Trigon will continue to be affected by these non-cash costs for another six years; however, the adverse affect on operating income will decrease each year as the amortization and depreciation expense decreases.  In addition, the increase in the year to date operating loss is attributable to the lower volume of work in the manufacturing and life sciences business as well as lower full-service margins and higher overhead costs.   We also experienced lower margins in 2007 and recognized a charge in the second quarter of 2008 related to the downsizing of a portion of our foreign operations.   In June 2008, we completed and approved a plan to downsize a portion of our Spanish industrial operations and terminate approximately 160 individuals.  Severance costs totaling $6.2 million was accrued in connection with this plan.  Nearly all of these costs are expected to be paid in the third quarter of 2008.

Equity in Earnings of Joint Ventures and Affiliated Companies

For the three months ended June 30, 2008 we reported total equity in losses of joint ventures and affiliated companies of $0.9 million compared to equity in earnings for the six months ended June 30, 2008 of $11.0 million.   For the three and six months ended June 30, 2007, we reported total equity in earnings of joint ventures and affiliated companies of $6.7 million and $12.2 million, respectively.  During the second quarter of 2008, the Civil Infrastructure segment recognized a significant loss related to a fixed price transportation project within one of its joint ventures.   The loss was a result of significant cost increases related to design modifications, project delivery issues, and material subcontractor change orders.   This project is expected to be completed in the first half of 2009.  This loss was partially offset by earnings on our large nuclear projects within our Federal operating segment.  The loss in our Civil Infrastructure segment was partially offset by earnings on the London 2012 Olympic Delivery Authority project within our Federal operating segment.

Corporate Expenses

Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax. Corporate expenses for the three and six months ended June 30, 2008 were $6.6 million and $20.5 million, respectively, compared to $14.8 million and $22.7 million for the same period in the prior year.  The decrease in expense for 2008 compared to the same period in the prior year was primarily due to a decrease in work performed on a significant business development opportunity as well as administrative cost reduction efforts being implemented through out the organization.

Provision for Income Taxes

Our effective tax rate for the three months ended June 30, 2008 was 58.7% compared to a benefit of 5.6% for the same period in the prior year.  Our tax rate for the six months ended June 30, 2008 was 45.2% compared to 11.7% for the same period in the prior year.  The June 30, 2008 effective tax rate for the three and six months ended June 2008 was negatively impacted by foreign operating losses which currently do not meet the more likely than not recognition criteria.  In addition, in June 2007, we reached a settlement on research and experimentation tax credits with the Internal Revenue Service (IRS) resulting in the recognition of net tax benefits of $8.7 million as a discrete item in the second quarter of 2007.  Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses and disallowed portions of meals and entertainment expenses.

As of January 1, 2008 and June 30, 2008, we had $10.6 million and $14.6 million, respectively, recorded as a liability for uncertain tax positions.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 30, 2008 and December 31, 2007, we had approximately $1.9 million and $1.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, borrowings under our revolving line of credit and other financing arrangements. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and repurchases of stock presented on our internal market.  Net income for the six months ended June 30, 2008 was significantly less than the comparable period due in part to additional depreciation and amortization of approximately $40.5 million and other non-cash expenses recognized in the current period.  During the six months ended June 30, 2008, we generated $54.9 million of cash in our operations compared to cash from operating activities of $9.3 million in the same period last year. One of the primary causes for the improvement in operating cash flow during the current period was the improved management of our working capital.

We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at June 30, 2008, we have deemed the allowance for doubtful accounts to be adequate; however, future economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, the timing of the receipt of cash may impact our ability to meet our operating needs.

Cash used in investing activities was  $42.9 million in the six months ended June 30, 2008 compared to $9.9 million generated by investing activities for the same period in 2007.  Net cash provided by the sale of securities during the six months ended June 30, 2008 was $1.1 million compared to $27.6 million in the prior period, a net decrease in cash inflow of $26.5 million.  Capital expenditures during the six months ended June 30, 2008, were $22.4 million.  Historically, as a professional services organization, we have not had significant outflows of cash for capital expenditures.  However, as discussed below, we expect capital expenditures to increase significantly in future periods from prior year levels.  We also have a formal operating lease program under which a portion of our computers and related equipment is procured on an ongoing basis.  Additionally, during the first two quarters this year we invested a net amount of $16.5 million in our affiliate companies and spent an additional $5.7 million on direct costs and earnout payments on acquisitions.

We finance our operations, acquisitions and capital expenditures using a variety of capital vehicles.  Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash we may either choose to finance new opportunities using leverage in the form of our revolving line of credit facility (RLOC), or other debt.  In some instances we may use a combination of one or more of these financing mechanisms.  As of June 30, 2008, our outstanding debt obligations were approximately $212.5 million.  The majority of the funds from these obligations financed our recent acquisitions, including the assumption and issuance of notes payable and mortgages related to property, plant and equipment.

We have a credit agreement which provides for a $500.0 million RLOC that expires on August 31, 2012.  The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $250.0 million.  The RLOC is used for general corporate purposes and permitted acquisitions.  It also provides that up to $250.0 million is available for the issuance of letters of credit to support various operating activities. At our option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender’s applicable base rate less a discount rate up to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  During the first quarter, we entered into derivative financial transactions to reduce the effects of interest rate changes on cash flows due to changes in interest rates on our outstanding debt.  As of June 30, 2008, we had fixed our interest rate exposure on $50.0 million of the outstanding RLOC balance.  We do not enter into derivative transactions for speculative purposes.  As of June 30, 2008, we had not designated these derivative instruments as effective hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Therefore, interest expense related to periodic settlements on these interest rate swaps and the change in fair market value of these interest rate swaps are recognized in earnings in the current period.  These interest rate swaps expire in March 2010.  The fair value of these derivatives is not significant.

As of June 30, 2008, we had $133.0 million in borrowings outstanding on the RLOC.  Additionally we had issued and outstanding letters of credit of $83.2 million reserved against the RLOC’s borrowing base.

The following table reflects our available capacity under the RLOC as of June 30, 2008 (in millions):

Cash on hand		$115.1
Available for sale securities		0.9
Line of credit capacity	$500.0
Outstanding borrowings	(133.0)
Issued letters of credit	(83.2)
Net credit capacity available		283.8
Total capacity		$399.8

Based on our total cash and credit capacity at June 30, 2008 of $399.8 million, we believe we have sufficient resources to fund our operations and repurchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.  If and when we identify potential business acquisition candidates or incur additional capital expenditures we will determine the combination of financing options that provides us the most efficient cost of capital.

Our RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions.  The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of June 30, 2008, we were in compliance with the covenants required by the credit agreement.

We finance capital expenditures used in our operations through operating leases, long-term debt and other credit arrangements.  The available terms, the length of time we expect to use the asset and the expected residual value of the asset are factors we evaluate in determining the best ways to finance these purchases.  As of June 30, 2008, we have financed over $9.9 million of capital expenditures using a combination of debt vehicles.  Last year we refinanced $48.5 million of debt related to equipment owned by VECO.  In most cases these notes are secured by the assets purchased.  Depending on the conditions of these financing arrangements, if we are in default, the lender may have the right to take control of the collateralized assets or require full payment of the outstanding principal balance owed, or both.  We anticipate using operating leases or debt vehicles of this nature to finance much of our future capital expenditures.

Historically, we have not owned the real estate that supports our operations.  However, as part of the acquisition of VECO, we assumed three mortgages related to buildings and property.  As of June 30, 2008, approximately $29.4 million of these mortgages were outstanding.  Two of the mortgages pertain to offices in Anchorage, Alaska and the third relates to a building used for warehousing spare parts.  Two of the mortgages are secured by buildings and real estate.  One of the mortgages is secured by investments, whose maturities meet the debt service requirements of that mortgage.

Off-Balance Sheet Arrangements

CH2M HILL leases the buildings on its Denver campus under an operating lease agreement. The initial term of the lease is ten years, with an option to extend the term twice for either a ten or five year period. Rental payments under the lease are approximately

$0.8 million per month, or approximately $10.0 million in the first year, escalating over time up to approximately $1.0 million per month, or approximately $11.7 million in the tenth year.  We also lease a significant portion of our information systems under various operating lease agreements.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141 (R) is effective for us beginning January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosure About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  SFAS 161 is effect for us beginning January 1, 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3).  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for us beginning January 1, 2009.

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

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and the holdback contingency balance outstanding related to our acquisition of VECO. There was $133.0  million and approximately $61.2 million outstanding under the unsecured revolving credit agreement and holdback contingency, respectively, at June 30, 2008. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured revolving credit agreement and the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $1.9 million.

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

Other than the acquisition mentioned above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by CH2M HILL during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April (a)	5,584	$25.70	—	—
May (a)	11,857	31.31	—	—
June (b)	276,889	31.31	—	—
Total	294,330	31.20	—	—

(a)          Shares purchased by CH2M HILL from terminated employees.

(b)         Shares purchased by CH2M HILL in the Internal Market.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 6, 2008, CH2M HILL held its 2008 Annual Meeting of Shareholders (the “Annual Meeting”).  At this meeting, the following three matters were submitted to a vote of CH2M HILL shareholders:

1.                          A proposal to elect four directors (Robert G. Card, William T. Dehn, David B. Price, and Jacqueline C. Rast) to serve a three year term as members of CH2M HILL’s Board of Directors.  This proposal was approved at the Annual Meeting.

2.                          A proposal to ratify the selection of KPMG LLP as CH2M HILL’s independent auditors for the year ending December 31, 2008.  This proposal was approved at the Annual Meeting.

3.                          A proposal to approve an amendment to CH2M HILL’s Restated Articles of Incorporation to convert the existing authority to issue preferred stock to an authority to issue undesignated preferred stock.  This proposal was approved at the Annual Meeting.

Below is a table setting forth the voting results with respect to each of these proposals:

Matter	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
Election of Directors:
Robert G. Card	27,732,842	—	672,102	—	—
William T. Dehn	27,605,012	—	799,932	—	—
David B. Price	27,622,631	—	782,313	—	—
Jacqueline C. Rast	27,253,618	—	1,151,326	—	—
Ratification of KPMG LLP	27,846,428	253,450	—	305,066	—
Amendment of Restated Articles of Incorporation	26,288,465	1,199,386	—	917,092	—

In addition to the above directors, Carolyn Chin, Jerry D. Geist, Garry M. Higdem, Mark A. Lasswell, Joan M. Miller, Ralph R. Peterson, M. Catherine Santee, Michael A. Szomjassy and Barry L. Williams continue to serve as directors of CH2M HILL following the Annual Meeting.

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

CH2M HILL Companies, Ltd.

Date: August 8, 2008	/s/ M. Catherine Santee
M. Catherine Santee
Senior Vice President and Chief Financial Officer

/s/ JoAnn Shea
JoAnn Shea
Vice President and Chief Accounting Officer