Form 10-Q
period 2008-09-30
CH2M HILL COMPANIES LTD
filed 2008-11-04
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2008 was 33,500,258.

CH2M HILL COMPANIES, LTD

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$123,686	$124,105
Available-for-sale securities	549	2,705
Receivables, net—
Client accounts	608,937	670,984
Unbilled revenue	441,878	391,502
Other	18,006	10,563
Current deferred income taxes	69,894	60,415
Current income tax receivable	7,180	—
Prepaid expenses and other current assets	78,017	57,285
Total current assets	1,348,147	1,317,559
Investments in unconsolidated affiliates	45,952	35,285
Property, plant and equipment, net	212,204	214,348
Goodwill	134,742	126,690
Intangible assets, net	97,990	125,933
Deferred income taxes	31,101	26,968
Other assets	44,955	63,163
Total assets	$1,915,091	$1,909,946
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,996	$12,458
Accounts payable and accrued subcontractor costs	363,862	401,511
Billings in excess of revenue	273,601	255,862
Accrued payroll and employee related liabilities	276,380	248,704
Current income tax payable	—	4,099
Other accrued liabilities	84,325	113,271
Total current liabilities	1,022,164	1,035,905
Long-term employee related liabilities and other	244,862	225,179
Long-term debt	176,057	185,329
Total liabilities	1,443,083	1,446,413
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 33,482,760 and 33,158,068 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	335	332
Additional paid-in capital	65,313	70,596
Retained earnings	414,665	395,998
Accumulated other comprehensive loss	(8,305)	(3,393)
Total shareholders’ equity	472,008	463,533
Total liabilities and shareholders’ equity	$1,915,091	$1,909,946

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Gross revenue	$1,446,979	$1,162,178	$4,041,272	$3,122,024
Equity in earnings of joint ventures and affiliated companies	10,058	11,370	21,112	23,612

Operating expenses:
Direct cost of services and overhead	(1,162,344)	(936,250)	(3,241,325)	(2,496,972)
General and administrative	(275,239)	(215,349)	(779,556)	(592,139)

Operating income	19,454	21,949	41,503	56,525

Other income (expense):
Interest income	604	1,491	2,892	4,235
Interest expense	(3,993)	(929)	(12,337)	(1,209)
Income before provision for income taxes	16,065	22,511	32,058	59,551
Provision for income taxes	(6,155)	(4,023)	(13,391)	(8,369)
Net income	$9,910	$18,488	$18,667	$51,182

Net income per common share:
Basic	$0.29	$0.56	$0.56	$1.56
Diluted	$0.29	$0.55	$0.54	$1.54
Weighted average number of common shares:
Basic	33,599,143	32,842,135	33,631,817	32,753,885
Diluted	34,498,126	33,481,473	34,544,697	33,326,289

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$18,667	$51,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,822	14,766
Stock-based employee compensation expense	34,496	33,935
(Gain) loss on disposal of property, plant and equipment	(25)	1,012
Allowance for uncollectible accounts	2,759	1,436
Deferred income taxes	(13,957)	(6,738)
Undistributed earnings and losses of unconsolidated affiliates, net	18,028	(1,872)
Change in assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	10,915	49,167
Prepaid expenses and other	(1,707)	(31,718)
Accounts payable and accrued subcontractor costs	(39,567)	16,800
Billings in excess of revenue	15,526	31,005
Employee related liabilities	23,071	9,718
Other accrued liabilities	(19,186)	(6,160)
Current income taxes	(7,968)	(70,978)
Long term liabilities and other	19,183	2,722
Net cash provided by operating activities	129,057	94,277

Cash flows from investing activities:
Capital expenditures	(35,151)	(112,043)
Acquisitions and earn-out payments, net of cash acquired	(22,134)	(146,365)
Investments in affiliates, net of distributions of capital received	(30,739)	(6,218)
Proceeds from sale of property, plant and equipment	642	—
Purchases of investments	(5,000)	(224,440)
Proceeds from sale of investments	6,054	252,023
Proceeds from sale of buildings	—	137,566
Net cash used in investing activities	(86,328)	(99,477)

Cash flows from financing activities:
Borrowings on line of credit and long-term debt	801,900	122,400
Payments on line of credit and long-term debt	(804,385)	(57,798)
Repurchases and retirements of stock	(42,986)	(28,191)
Excess tax benefits from stock-based compensation	5,068	2,411
Net cash (used in) provided by financing activities	(40,403)	38,822

Effect of exchange rates on cash	(2,745)	6,250

(Decrease) increase in cash and cash equivalents	(419)	39,872

Cash and cash equivalents, beginning of period	124,105	105,205

Cash and cash equivalents, end of period	$123,686	$145,077

Supplemental disclosures:
Cash paid for interest	$10,774	$298
Cash paid for income taxes	$37,609	$85,908

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial statements. Accordingly, these statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions have been prepared on the basis of the most current and best available information. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current presentation.

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

CH2M HILL also performs operations and maintenance services. Revenue is recognized on operations and maintenance contracts on a straight-line basis over the life of the contract once CH2M HILL has an arrangement, delivery has occurred, the price is fixed or determinable and is reasonably assured.

Unbilled Revenue and Billings in Excess of Revenue

Unbilled revenue represents the excess of contract revenue recognized over billings to date on contracts in process. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project.

Billings in excess of revenue represent the excess of billings to date, per the contract terms, over revenue recognized on contracts in process.

Shareholders’ Equity

The significant changes in shareholders’ equity for the nine months ended September 30, 2008 are as follows (in thousands):

	Shares	Amount
Shareholders’ equity, December 31, 2007	33,158	$463,533
Net income	—	18,667
Shares issued and to be issued in connection with stock-based compensation and employee benefit plans	1,372	24,975
Shares and share equivalents purchased, retired and cancelled	(1,047)	(33,662)
Other comprehensive loss	—	(4,912)
Stock-based compensation and other	—	3,407
Shareholders’ equity, September 30, 2008	33,483	$472,008

Stock-Based Compensation Plans

CH2M HILL accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) using the prospective method.  Under the prospective method, the provisions of SFAS 123(R) apply to new grants made on or after January 1, 2006. CH2M HILL measures the fair value of stock option grants at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2008 was $5.59 and $5.92, respectively, compared to $4.28 and $4.42 for the same periods in the prior year.

CH2M HILL estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. CH2M HILL estimates the volatility of its common stock by using a weighted-average of historical volatility over the same period as the expected term of the option. CH2M HILL uses the U.S. Treasury bill issues for the risk-free interest rate in the option valuation model with original maturities similar to the expected term of the options. CH2M HILL does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. CH2M HILL is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. CH2M HILL uses historical data to estimate option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The fair value of stock-based payment awards is amortized into stock-based compensation on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The total compensation cost recognized for share-based payments for stock options during the three and nine months ended September 30, 2008 was $1.1 million and $3.4 million, respectively, compared to $0.7 and $1.5 million for the three and nine months ended September 30, 2007.

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply under other accounting pronouncements that require or permit fair value measurements; it does not expand the use of fair value in any new circumstances. The provisions of this statement were applied prospectively and adopted by CH2M HILL on January 1, 2008.  At the February 6, 2008 FASB meeting, it was agreed to defer for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).

On December 31, 2007, CH2M HILL adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS No. 87, 88, 106 and 132(R) (SFAS 158), which requires employers to recognize the funded status of pension and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. SFAS 158 also requires plan assets and benefit obligations to be measured as of December 31, 2008.  As a result, CH2M HILL will change its measurement date from October 31st to December 31st this year.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for CH2M HILL beginning January 1, 2009. We do not believe adoption will have a material effect on the financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosure About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  SFAS 161 is effective for CH2M HILL beginning January 1, 2009. We do not believe adoption will have a material effect on the financial position and results of operations.

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

(2) SEGMENT INFORMATION

Certain financial information relating to the three and nine months ended September 30, 2008 and 2007 for each segment is provided below (in thousands):

Three Months Ended September 30, 2008	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$362,306	$411,572	$673,101	$—	$1,446,979
Equity in earnings of joint ventures and affiliated companies	7,588	1,304	1,166	—	10,058
Operating income (loss)	9,469	16,345	2,448	(8,808)	19,454

Three Months Ended September 30, 2007	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$360,615	$356,353	$445,210	$—	$1,162,178
Equity in earnings of joint ventures and affiliated companies	5,942	4,808	620	—	11,370
Operating income (loss)	16,014	18,579	6,924	(19,568)	21,949

Nine Months Ended September 30, 2008	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$1,056,692	$1,129,488	$1,855,092	$—	$4,041,272
Equity in earnings (losses) of joint ventures and affiliated companies	28,876	(10,968)	3,204	—	21,112
Operating income (loss)	47,335	31,903	(8,444)	(29,291)	41,503

Nine Months Ended September 30, 2007	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$934,275	$1,099,158	$1,088,591	$—	$3,122,024
Equity in earnings of joint ventures and affiliated companies	16,955	5,873	784	—	23,612
Operating income (loss)	45,385	52,446	966	(42,272)	56,525

The increase in Industrial segment revenue during the same periods was the result of the acquisitions of VECO Corporation (VECO) and Trigon EPC, LLC (Trigon). These acquisitions contributed $285.4 million and $728.9 million of revenues during the three and nine months ended September 30, 2008, respectively.  The decline in operating income for the nine months ended September 30, 2008 compared to the prior year is a result of management approving a plan to downsize a portion of its non-core Industrial segment’s operations in a foreign market and terminate approximately 160 employees. Severance costs totaling $6.2 million were incurred in connection with this plan. This charge was recognized in direct cost of services in the Industrial segment and was substantially completed in the third quarter of 2008.

During the three and nine months ended September 30, 2008, the Civil Infrastructure segment recognized a significant loss on a transportation project within one of its joint ventures. The loss was a result of significant cost increases related to design modifications, project delivery issues, and material subcontractor change orders. This project is expected to be completed in the first half of 2009.

Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax, as well as enterprise-wide initiatives. The decrease in expenses for the three and nine months ended September 30, 2008 compared to the same periods in the prior year was primarily due to a decrease in work performed on a significant business development opportunity as well as administrative cost reduction efforts being implemented throughout the organization.

(3) COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains and losses on available-for-sale equity investments and foreign currency translation gains and losses that have been reflected as a component of shareholders’ equity and have not impacted net income. The following table summarizes the components of comprehensive income for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	9,910	$18,488	$18,667	$51,182
Unrealized losses on available-for-sale equity investments and other	(233)	(616)	(1,428)	(470)
Foreign currency translation (losses) gains	(2,398)	4,535	(3,484)	4,274
Comprehensive income	$7,279	$22,407	$13,755	$54,986

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

The following table is a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Numerator:
Net income	$9,910	$18,488	$18,667	$51,182

Denominator:
Basic income per share – weighted average shares outstanding	33,599	32,842	33,632	32,754
Dilutive effect of common stock equivalents	899	639	913	572
Diluted income per share – adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	34,498	33,481	34,545	33,326

Basic net income per common share	$0.29	$0.56	$0.56	$1.56
Diluted net income per common share	$0.29	$0.55	$0.54	$1.54

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

CH2M HILL’s interests in certain joint ventures are considered variable interest entities (VIE’s) under FASB Interpretation No. (FIN) 46 -revised, Consolidation of Variable Interest Entities (FIN 46(R)). CH2M HILL has classified entities identified as VIE’s into two groups, the first of which includes those entities that CH2M HILL has consolidated under the guidance of FIN 46(R), as CH2M HILL is considered the primary beneficiary, and the second group which includes those entities which CH2M HILL was not required to consolidate. As of September 30, 2008, the assets and liabilities of the identified VIE’s that were not consolidated were $349.3 million and $346.9 million, respectively, compared to $317.2 million and $293.1 million, respectively, at December 31, 2007.

For VIE’s where CH2M HILL is not the primary beneficiary and voting interest entities that CH2M HILL does not control, CH2M HILL accounts for its investments in affiliated unconsolidated companies using the equity method of accounting.  As of September 30, 2008 and December 31, 2007, the investments in unconsolidated affiliates were $46.0 million and $35.3 million, respectively. CH2M HILL’s proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies on the accompanying consolidated statements of income. In general, the equity investment in CH2M HILL’s joint ventures is equal to those entities’ undistributed earnings.

Summarized unaudited financial information for CH2M HILL’s unconsolidated affiliates for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
RESULTS OF OPERATIONS:
Revenue	$592,382	$534,928	$1,693,375	$1,631,527
Direct costs	(559,556)	(502,797)	(1,641,719)	(1,554,713)
Gross margin	32,826	32,131	51,656	76,814
General and administrative expenses	(2,378)	(424)	(5,226)	(3,533)
Operating income	30,448	31,707	46,430	73,281
Other (expense) income, net	(4,455)	(348)	(14,160)	721
Net income	$25,993	$31,359	$32,270	$74,002

(6) ACQUISITIONS

On September 7, 2007, CH2M HILL purchased all of the outstanding stock of VECO and substantially all of VECO’s operating businesses for $258.9 million as part of a strategic initiative to expand operations into the energy industry. The results of VECO have been included in the consolidated financial statements since that date and are included in the Industrial operating segment. VECO’s employees provide engineering, construction and field support services to the energy, resource and process industries in Alaska, Canada, the United States, Russia and the Middle East.

In connection with the acquisition of VECO, the purchase agreement established a holdback contingency of $70 million relating to the potential future payment of known and unknown contingencies that may arise within three years after the date of acquisition.  During the nine months ended September 30, 2008, CH2M HILL paid approximately $4.4 million of expenses on behalf of the former owners of VECO which were deemed distributions of the holdback contingency.  In addition, on September 7, 2008, CH2M HILL made distributions from the holdback to the selling shareholders of VECO of $12.0 million.  At September 30, 2008 and December 31, 2007, the outstanding balance payable under the holdback contingency was $52.6 million and $69.0 million, respectively.

In the fourth quarter of 2007, CH2M HILL acquired the assets and liabilities of Trigon. Trigon is an engineering consulting firm that provides engineering services for pipeline and related facilities, specializing in projects for the crude oil, refined products, natural gas and energy industries. The operating results of Trigon are included in the Industrial operating segment.  The cost of the acquisition was $31.0 million.

On February 29, 2008, CH2M HILL acquired Goldston Inc., a consulting engineering company providing marine, coastal, and municipal and transportation engineering services. The results of operations for this acquisition are reported in the Civil Infrastructure operating segment. The cost of this acquisition was $3.2 million.

(7) GOODWILL AND INTANGIBLE ASSETS

Intangible assets with finite lives consist of the following (in thousands):

	Cost	Accumulated Amortization	Net finite-lived intangible assets
September 30, 2008
Contracts-in-place	$2,513	$(2,513)	$—
Contracted backlog	58,871	(30,953)	27,918
Customer relationships	57,922	(8,622)	49,300
Non-compete agreements and other	1,100	(654)	446
	$120,406	$(42,742)	$77,664
December 31, 2007
Contracts-in-place	$2,513	$(2,513)	$—
Contracted backlog	58,871	(9,679)	49,192
Customer relationships	58,162	(2,338)	55,824
Non-compete agreements and other	1,065	(474)	591
	$120,611	$(15,004)	$105,607

Indefinite-lived intangible assets consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Goodwill	$134,742	$126,690
Tradename	20,326	20,326
	$155,068	$147,016

In addition to the acquisitions discussed in Note 6, CH2M HILL recorded additional goodwill as a result of earn-out targets being achieved on a prior acquisition which were paid during 2008.

All finite-lived intangible assets are being amortized over their expected lives up to seven years.  The amortization expense reflected in the accompanying consolidated statements of income was $9.5 million and $2.2 million for the three months ended September 30, 2008 and 2007, respectively, and $27.7 million and $2.6 million for the nine months ended September 30, 2008, and 2007, respectively.  These intangible assets are expected to be fully amortized in 2014.

(8) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Land	$18,707	$15,171
Buildings	58,378	59,892
Furniture, fixtures and equipment	195,609	180,923
Leasehold improvements	46,398	32,017
	319,092	288,003
Less: Accumulated depreciation	(106,888)	(73,655)
Property, plant and equipment, net	$212,204	$214,348

Depreciation expense reflected in the consolidated statements of income was $13.6 million and $41.4 million for the three and nine months ended September 30, 2008, respectively.  Depreciation expense reflected in the consolidated statements of income was $4.7 million and $10.1 million for the three and nine months ended September 30, 2007, respectively.  The majority of depreciation expense relates to property, plant and equipment held in the Industrial segment.

(9) LINE OF CREDIT

CH2M HILL is party to a credit agreement which provides for a $500.0 million committed revolving credit facility (RLOC) which expires on August 31, 2012.  The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $250.0 million.  The credit agreement has been used for general corporate purposes and permitted acquisitions.  It also provides that up to $250.0 million is available for the issuance of letters of credit to support various operating activities. At CH2M HILL’s option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender’s applicable base rate less a discount rate up to 0.25% based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization.   A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of September 30, 2008, CH2M HILL had $123.9 million in borrowings outstanding on the RLOC.   Additionally, at the end of the current period, issued and outstanding letters of credit of $68.0 million were reserved against the borrowing base of the credit agreement, compared to $65.7 million at December 31, 2007.  While the management of CH2M HILL continues to carefully monitor the unfolding global financial situation to assess any impacts this might have on our banks in the RLOC and their ability to meet their legal funding obligations to us, the RLOC is a committed facility and CH2M HILL believes the potential financial exposure is limited.

In the first quarter, CH2M HILL entered into two derivative financial transactions to reduce the effects of interest rate changes on cash flows due to changes in interest rates on its outstanding debt.  As of September 30, 2008, CH2M HILL had fixed its interest rate exposure on $50.0 million of the outstanding RLOC balance.  The Company has not designated these derivative instruments as effective hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and therefore, interest expense related to periodic settlements on these interest rate swaps and the change in fair value of these swap agreements is recognized in earnings in the current period.  These interest rate swaps mature in March 2010.  The fair value of these derivatives is not significant.

The RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of September 30, 2008, CH2M HILL was in compliance with the covenants required by the credit agreement.

(10) PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended September 30, 2008 was 38.3% compared to 17.9% for the same period in the prior year.  The tax rate for the nine months ended September 30, 2008 was 41.8% compared to 14.1% for the same period in the prior year.  The effective tax rate for the three and nine months ended September 30, 2008 was negatively impacted by foreign operating losses which do not meet the “more likely than not” recognition criteria and was favorably impacted by the recognition of additional research and experimental tax credits for prior years.  CH2M HILL’s effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses and disallowed portions of meals and entertainment expenses.

As of January 1, 2008 and September 30, 2008, we had $10.6 million and $26.3 million, respectively, recorded as a liability for uncertain tax positions.  As noted above, our effective tax rate was favorably impacted by the recognition of additional research and experimental credits for prior years.  However, an additional liability for uncertainty related to research and experimental credits was established.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  As of September 30, 2008 and December 31, 2007, we had approximately $4.0 million and $1.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

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

(11) COMMITMENTS AND CONTINGENCIES

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

Overview

We are one of the largest engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operations, maintenance, project management and related technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we operate in approximately 40 countries and have approximately 26,000 employees worldwide.

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

The most significant of the transactions was the acquisition of VECO, which occurred on September 7, 2007. We purchased the outstanding stock of VECO and substantially all of VECO’s operating businesses. The results of VECO have been included in the consolidated financial statements since that date and are included in the Industrial operating segment.

In the fourth quarter of 2007, we acquired the assets and liabilities of Trigon. Trigon is an engineering consulting firm that provides engineering services for pipeline and related facilities, specializing in projects for the crude oil, refined products, natural gas and energy industries. The operating results of Trigon are included in the Industrial operating segment.

In the first quarter of 2008, we acquired the assets and liabilities of a consulting engineering company providing marine, coastal and municipal and transportation engineering services. The results of operations for this acquisition are reported in the Civil Infrastructure operating segment.

Results of Operations

Revenue and Operating Income of our Reportable Segments

The results of operations for the three and nine months ended September 30, 2008 and 2007 by operating segment were as follows (in millions):

Three Months Ended September 30, 2008 and 2007

	2008			2007			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Federal	$362.3	$7.6	$9.5	$360.6	$6.0	$16.0	$1.7	0.5%	$1.6	$(6.5)	(40.6)%
Civil Infrastructure	411.6	1.3	16.4	356.4	4.8	18.6	55.2	15.5%	(3.5)	(2.2)	(11.8)%
Industrial	673.1	1.2	2.4	445.2	0.6	7.0	227.9	51.2%	0.6	(4.6)	(65.7)%
Corporate	—	—	(8.8)	—	—	(19.6)	—	—	—	10.8	55.1%
Total	$1,447.0	$10.1	$19.5	$1,162.2	$11.4	$22.0	$284.8	24.5%	$(1.3)	$(2.5)	(11.4)%

Nine Months Ended September 30, 2008 and 2007

	2008			2007			Change
		Equity in							Equity in
($ in millions)	Revenue	Earnings (Losses)	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Earnings (Losses)	Operating Income (Loss)
Federal	$1,056.7	$28.9	$47.3	$934.3	$16.9	$45.4	$122.4	13.1%	$12.0	$1.9	4.2%
Civil Infrastructure	1,129.5	(11.0)	31.9	1,099.1	5.9	52.4	30.4	2.8%	(16.9)	(20.5)	(39.1)%
Industrial	1,855.1	3.2	(8.4)	1,088.6	0.8	1.0	766.5	70.4%	2.4	(9.4)	(940.0)%
Corporate	—	—	(29.3)	—	—	(42.3)	—	—	—	13.0	30.7%
Total	$4,041.3	$21.1	$41.5	$3,122.0	$23.6	$56.5	$919.3	29.4%	$(2.5)	$(15.0)	(26.5)%

Federal

Revenue from our Federal segment was relatively unchanged for the three months ended September 30, 2008 compared to the same period in the prior year.  Revenue increased for the nine months ended September 30, 2008 compared to the same period in the prior year by $122.4 million or 13.1%.   There was a significant increase in work performed by our environmental services business attributable to our North American consulting and full-service markets. The revenues in our government facilities and infrastructure business increased due to several new domestic and international logistics projects and an increase in operations and maintenance offerings of this business.  The positive results were partially offset by our decreased revenue in the nuclear business due to the completion of the building demolition at the Mound project site in July 2008.  Also completed earlier this year were the final shipments of waste and nuclear materials from the site.

Operating income decreased for the three months ended September 30, 2008 compared to the same period in the prior year by $6.5 million or 40.6%.  Operating income was relatively unchanged for the nine months ended September 30, 2008, compared to the same period in the prior year. The decrease in operating income for the three months ended September 30, 2008 was primarily associated with an increase of costs related to strategic initiatives as well as an increase in project delivery costs at a nuclear storage facility project in Canada.   The decrease is offset by increased operating income associated with the increased revenues discussed above generated by our environmental services business as well as equity in earnings generated as a result of our performance related to the London 2012 Olympic Delivery Authority project.

Civil Infrastructure

Revenue from our Civil Infrastructure segment increased for the three and nine months ended September 30, 2008, compared to the same periods in 2007 by $55.2 million or 15.5% and $30.4 million or 2.8%, respectively.  The increase in the period is attributable to growth in our international markets including Australia and United Arab Emirates related to the start up of large design-build projects and major program management assignments in those locations.  Revenues increased in our operations and maintenance business due to two new municipal services projects in the southern United States as well as increased scope of work on existing projects.

Operating income decreased for the three and nine months ended September 30, 2008, compared to the same periods in the prior year by $2.2 million or 11.8% and $20.5 million or 39.1%, respectively. The decrease is attributable to various project delivery issues and cost escalation in our design-build projects.  We recognized a significant loss on a transportation project held within one of our joint ventures.  See discussion below in Equity in Earnings of Joint Ventures and Affiliated Companies.  This decline in operating profit was partially offset by increased earnings associated with the increased revenues discussed above related to our water business having favorable growth in the international markets.

Industrial

Excluding the VECO and Trigon acquisitions, revenue decreased by $57.5 million for the three months ended September 30, 2008 and increased by $37.6 million for the nine months ended September 30, 2008 compared to the same periods in the prior year. The decrease in the three month period ended September 30, 2008 is primarily attributable to the completion of several large projects late in the prior year in the manufacturing and life science business. In addition, the downturn in the United States economy is negatively affecting the capital on some of our significant industrial clients.

The increase in the nine month period ended September 30, 2008 is primarily attributable to revenue growth in our power business driven by significant engineering, procurement and construction (EPC) contracts with major utility companies in the United States and Australia.

The operations of VECO and Trigon which were acquired in September and October 2007, respectively, accounted for $285.4 million and $728.9 million of revenues in the three and nine month periods, respectively. We expect to see continued revenue growth in 2008 compared to the same periods in 2007 due to these acquisitions.

Operating income decreased for the three and nine months ended September 30, 2008 compared to the same periods in the prior year by $4.6 million or 65.7% and $9.4 million, a significant change year over year. During the three and nine months ended September 30, 2008, the power business incurred increased overhead costs associated with a rapidly growing business in addition to incurring higher than expected start-up costs on two power projects. The manufacturing and life sciences business has experienced lower volume of work as well as lower full-service margins and higher overhead costs for the three and nine months ended September 30, 2008.  The business group has begun to reduce overhead costs in response to the lower volume levels being experienced.  Through the first nine months of 2008, while VECO and Trigon reported strong operating performance, the operating results were negatively impacted by $27.0 million of amortization compared to $1.8 million in the same period last year.  The operating income of VECO and Trigon will continue to be affected by these non-cash costs for another six years; however, the adverse affect on operating income will decrease each year as the amortization expense decreases.  The decrease is also related to a change in the mix of services between consulting and full-service. Additionally in June 2008, we announced the downsizing of a portion of our Spanish industrial operations and incurred related costs totaling $6.2 million.  The downsizing was substantially completed in the third quarter.

Equity in Earnings of Joint Ventures and Affiliated Companies

For the three months ended September 30, 2008, we reported total equity in earnings of joint ventures and affiliated companies of $10.1 million and we reported equity in earnings for the nine months ended September 30, 2008 of $21.1 million.   For the three and nine months ended September 30, 2007, we reported total equity in earnings of joint ventures and affiliated companies of $11.4 million and $23.6 million, respectively.  During the nine months ended September 30, 2008, the Civil Infrastructure segment recognized a significant loss related to a fixed price transportation project within one of its joint ventures.   The loss was a result of significant cost increases related to design modifications, commodity cost escalation, project delivery issues, and material subcontractor change orders.   This project is expected to be completed in the first half of 2009.  This loss was offset by earnings on our large nuclear projects and the London 2012 Olympic Delivery Authority project within our Federal segment as well as earnings associated with a water treatment project.

Corporate Expenses

Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax. Corporate expenses for the three and nine months ended September 30, 2008 were $8.8 million and $29.3 million, respectively, compared to $19.6 million and $42.3 million for the same periods in the prior year.  The decrease in expenses for 2008 compared to the same periods in the prior year was primarily due to a decrease in work performed on a significant business development opportunity as well as administrative cost reduction efforts being implemented throughout the organization.

Provision for Income Taxes

Our effective tax rate for the three months ended September 30, 2008 was 38.3% compared to 17.9% for the same period in the prior year.  Our effective tax rate for the nine months ended September 30, 2008 was 41.8% compared to 14.1% for the same period in the prior year.  The effective tax rate for the three and nine months ended September 30, 2008 was negatively impacted by foreign operating losses which do not meet the more likely than not recognition criteria and was favorably impacted by the recognition of additional research and experimental tax credits for prior years.  Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses and disallowed portions of meals and entertainment expenses.

As of January 1, 2008 and September 30, 2008, we had $10.6 million and $26.3 million, respectively, recorded as a liability for uncertain tax positions.  As noted above, our effective tax rate was favorably impacted by the recognition of additional research and experimental tax credits for prior years.  However, an additional liability for uncertainty related to research and experimental credits was established.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  As of September 30, 2008 and December 31, 2007, we had approximately $4.0 million and $1.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, borrowings under our revolving line of credit and other financing arrangements. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and repurchases of stock presented on our internal market.  During the nine months ended September 30, 2008, we generated $129.1 million of cash in our operations compared to cash from operating activities of $94.3 million in the same period last year. The improvement in operating cash flow during the current period was due to the improved management of our working capital as well as higher cash earnings.

We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at September 30, 2008, we have deemed the allowance for doubtful accounts to be adequate; however, economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, the timing of the receipt of cash may impact our ability to meet our operating needs.

Cash used in investing activities was $86.3 million in the nine months ended September 30, 2008 compared to $99.5 million used in investing activities for the same period in 2007.  The majority of cash used in our investing activities relates to payments made for business acquisitions, the purchase of property, plant, and equipment and investments in our joint ventures.  In September 2007, we paid $143.3 million (net of cash acquired) for substantially all of the business operations of VECO and made additional earn-out payments on previous acquisitions.  In connection with the acquisition of VECO, the purchase agreement established a holdback contingency of $70 million relating to the potential future payment of known and unknown contingencies that may arise within three years after the date of acquisition.  During the nine months ended September 30, 2008, we paid approximately $4.4 million of expenses on behalf of the former owners of VECO which were deemed distributions of the holdback contingency.  In addition, on September 7, 2008, we made distributions from the holdback to the selling shareholders of VECO of $12.0 million.  At September 30, 2008, the outstanding balance payable under the holdback contingency was $52.6 million.

Historically, as a professional services organization, we have not had significant outflows of cash for capital expenditures.   However, the operations of VECO require an increased level of capital spending.  We spent $35.2 million and $112.0 million on capital expenditures in the nine months ended September 30, 2008 and 2007, respectively. Included in expenditures for purchases of operating assets in the nine months ending September 2007, we paid $95.9 million on the exercise of our option to purchase our corporate headquarters buildings and simultaneously sold them and received $137.6 million in cash, net of related transaction costs.

The cash flow used in our investments in affiliates (net of distributions of capital received) increased to $30.7 million.  The increase in this joint venture funding was primarily attributable to our CH2M HILL-WG Idaho, LLC project.

Offsetting the uses of cash for investing activities in the nine months ended September 30, 2007 were proceeds of $27.6 million related to the sale of short term investments.

We finance our operations, acquisitions and capital expenditures using a variety of capital vehicles.  Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash we may either choose to finance new opportunities using leverage in the form of our revolving line of credit facility (RLOC), or other debt.  In some instances we may use a combination of one or more of these financing mechanisms.  As of September 30, 2008, our outstanding debt obligations were approximately $200.0 million.  The majority of the funds from these obligations financed our recent acquisitions, including the assumption and issuance of notes payable and mortgages related to property, plant and equipment.

We have a credit agreement which provides for a $500.0 million RLOC that expires on August 31, 2012.  The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $250.0 million.  The RLOC is used for general corporate purposes and permitted acquisitions.  It also provides that up to $250.0 million is available for the issuance of letters of credit to support various operating activities. At our option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender’s applicable base rate less a discount rate up to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization.  While we continue to carefully monitor the unfolding global financial situation to assess any impacts this might have on our banks in the RLOC and their ability to meet their legal funding obligations to us, the RLOC is a committed facility and we believe the potential financial exposure is limited.

During the first quarter, we entered into derivative financial transactions to reduce the effects of interest rate changes on cash flows due to changes in interest rates on our outstanding debt.  As of September 30, 2008, we had fixed our interest rate exposure on $50.0 million of the outstanding RLOC balance.  We do not enter into derivative transactions for speculative purposes.  As of September 30, 2008, we had not designated these derivative instruments as effective hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Therefore, interest expense related to periodic settlements on these interest rate swaps and the change in fair market value of these interest rate swaps are recognized in earnings in the current period.  These interest rate swaps expire in March 2010.  The fair value of these derivatives is not significant.

As of September 30, 2008, we had $123.9 million in borrowings outstanding on the RLOC.  Additionally we had issued and outstanding letters of credit of $68.0 million reserved against the RLOC’s borrowing base.

The following table reflects our available cash and credit capacity as of September 30, 2008 (in millions):

Cash on hand		$123.7
Available for sale securities		0.5
Line of credit capacity	$500.0
Outstanding borrowings	(123.9)
Issued letters of credit	(68.0)
Net credit capacity available		308.1
Total capacity		$432.3

Based on our total cash and credit capacity at September 30, 2008 of $432.3 million, we believe we have sufficient resources to fund our operations and repurchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.  If and when we identify potential business acquisition candidates or incur additional capital expenditures, we will determine the combination of financing options that provides us the most efficient cost of capital.

Our RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions.  The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of September 30, 2008, we were in compliance with the covenants required by the credit agreement.

We pay for capital expenditures used in our operations through operating leases, long-term debt and other credit arrangements and from cash flow.  The available terms, the length of time we expect to use the asset and the expected residual value of the asset are factors we evaluate in determining the best ways to finance these purchases.  As of September 30, 2008, we have financed over $9.9 million of capital expenditures using a combination of debt vehicles.  Last year we refinanced $48.5 million of debt related to equipment owned by VECO.  In most cases these notes are secured by the assets purchased.  Depending on the conditions of these financing arrangements, if we are in default, the lender may have the right to take control of the collateralized assets or require full payment of the outstanding principal balance owed, or both.

Historically, we have not owned the real estate that supports our operations.  However, as part of the acquisition of VECO, we assumed three mortgages related to buildings and property.  As of September 30, 2008, approximately $29.0 million of these mortgages were outstanding.  Two of the mortgages pertain to offices in Anchorage, Alaska and the third relates to a building used for warehousing spare parts.  Two of the mortgages are secured by buildings and real estate.  One of the mortgages is secured by investments, whose maturities meet the debt service requirements of that mortgage.

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

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the nine months ended September 30, 2008, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

A portion of our contracts are operations and maintenance type contracts. Typically, these contracts may include fixed and variable components along with incentive fees. Revenue is recognized on operations and maintenance contracts on a straight-line basis over the life of the contract once we have an arrangement, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

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

The ultimate impact on our future pension expense, other post-retirement benefits expense and the funded status of each plan will not be determined until we perform our annual valuation for the December 31, 2008 financial statements.  A current calculation of the funded status under the accounting standards listed below does not necessarily indicate what the funded status will be when we perform a calculation at December 31, 2008 however, the fair value of our pension assets have declined significantly through October 2008.  A reduction in the fair value of the pension assets could impact the funded status of the plans and negatively impact our shareholders’ equity.  This assumed reduction in the funded status, based on the current value of pension assets would also increase pension expense beginning in 2009.  The assumed reduction in the funded status as calculated under ERISA could also result in a cash funding requirement in 2010.  The December 31, 2008 funded status determination may be higher or lower than the current estimate and we can give no assurance that these determinations will not have a material adverse effect on our financial condition, future results of operations or future liquidity.

On December 31, 2007, the Company adopted Statement of Accounting Standard 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158), which requires employers to recognize the funded status of pension and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status through comprehensive income in the year in which the changes occur.  SFAS 158 also requires plan assets and benefit obligations to be measured as of December 31, 2008.  As a result, CH2M HILL will change its measurement date from October 31st to December 31st this year.

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply under other accounting pronouncements that require or permit fair value measurements; it does not expand the use of fair value in any new circumstances. The provisions of this statement were applied prospectively and adopted by CH2M HILL on January 1, 2008. At the February 6, 2008 FASB meeting, the FASB agreed to defer for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141 (R) is effective for CH2M HILL beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for CH2M HILL beginning January 1, 2009. We do not believe adoption will have a material effect on the financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosure About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  SFAS 161 is effect for CH2M HILL beginning January 1, 2009. We do not believe adoption will have a material effect on the financial position and results of operations.

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

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and the holdback contingency balance outstanding related to our acquisition of VECO. There was $123.9 million and approximately $52.6 million outstanding under the unsecured revolving credit agreement and holdback contingency, respectively, at September 30, 2008. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured revolving credit agreement and the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $1.8 million.

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

Other than the acquisition mentioned above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

Inability to secure adequate bonding would impact our ability to win projects.

As is customary in our industry, we are often required to provide performance and surety bonds to customers in connection with our construction, EPC and fixed price projects. These bonds indemnify the customer if we fail to perform our obligations under the contract. Failure to provide a bond on terms and conditions desired by a customer may result in an inability to compete for or win a project. Historically we have had and continue to have good relationships with our sureties and have a strong bonding capacity. The issuance of bonds under any bonding facilities, however, is at the sureties’ sole discretion. Bonds may be more difficult to obtain in the future or they may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. American International Group (AIG) is one of several surety companies that supports our surety capacity for work in and outside of the U.S.  AIG’s recent, well publicized, financial difficulties may impact our continuing access to their bonding capacity.  We are working with our other surety companies, as well as companies that have not historically provided us with bonding capacity, to develop contingency plans to retain our overall bonding capacity should AIG be unable to continue to support us. Our inability to obtain adequate bonding may result in our ineligibility to bid for construction, EPC and fixed price projects, which could have a material adverse effect on our growth and financial condition.

It can be difficult or expensive to obtain the insurance we need for our business operations.

As part of our business operations, we maintain insurance both as a corporate risk management strategy and in order to satisfy the requirements of many of our contracts. Insurance products go through market fluctuations and can become expensive and sometimes very difficult to obtain. Although in the past we have generally been able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future. Our failure to obtain such insurance, could lead to uninsured losses that could materially adversely affect our results of operations or financial condition.  Our risk management personnel continuously monitor the developments in the insurance market. The financial stability of the insurance and surety providers is one of the major factors that we have taken into account when buying our insurance coverage. Currently our insurance and bonds are purchased from several of the world’s leading and financially stable providers often in layered insurance or co-surety arrangements. The built-in redundancy of such arrangements usually enables us to call upon existing insurance and surety suppliers to fill gaps that may arise if other such suppliers become financially unstable. For example, AIG is one of several insurance companies that provides capacity for us as part of our corporate insurance program.  AIG’s recent, well publicized, financial difficulties may impact our continuing access to their insurance capacity.  We are working with several other insurance companies to develop contingency plans to preserve the structure and coverage limits of our insurance program.

Unpredictable economic cycles, uncertain demand for our engineering capabilities and related services, and failure by our major customers to pay our fees, could cause our revenues to fluctuate.

Demand for our engineering and other services is affected by the general level of economic activity in the markets in which we operate, both in the U.S. and internationally. Our customers, in private and public sectors, and the markets in which we compete to provide services, are likely to experience periods of economic decline from time-to-time. In particular, recent global economic developments and financial crisis have resulted in slow downs in demand for our services in certain of our markets most notably for U.S. manufacturing and civil infrastructure clients.  Recent and dramatic decreases in oil prices may also have an impact on certain of our businesses. The diversified nature of our service offerings offsets immediate impacts from these changes in economic environments but there can be no assurances that our business overall will not be impacted if there is a prolonged slow down in our key markets.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by CH2M HILL during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July (a)	9,504	$30.85	—	—
August	—	—	—	—
September (b)	205,850	30.71	—	—
Total	215,354	30.72	—	—

(a)          Shares purchased by CH2M HILL from terminated employees.

(b)         Shares purchased by CH2M HILL in the Internal Market.

Item 6. EXHIBITS

Index of Exhibits

*10.1	Transition Arrangements Agreement between CH2M HILL Companies, Ltd. and Ralph R. Peterson

*10.2	Change of Control Agreement between CH2M HILL Companies, Ltd. and Robert G. Card

*10.3	Change of Control Agreement between CH2M HILL Companies, Ltd. and Lee A. McIntire

*10.4	Change of Control Agreement between CH2M HILL Companies, Ltd. and M. Catherine Santee

*10.5	Change of Control Agreement between CH2M HILL Companies, Ltd. and Jacqueline C. Rast

*10.6	Change of Control Agreement between CH2M HILL Companies, Ltd. and Michael E. McKelvy

*10.7	Change of Control Agreement between CH2M HILL Companies, Ltd. and Mark A. Laswell

*10.8	Change of Control Agreement between CH2M HILL Companies, Ltd. and Thomas G. Searle

*10.9	Change of Control Agreement between CH2M HILL Companies, Ltd. and Garry M. Higdem

*10.10	Change of Control Agreement between CH2M HILL Companies, Ltd. and JoAnn Shea

*10.11	Change of Control Agreement between CH2M HILL Companies, Ltd. and Joan M. Miller

*10.12	Change of Control Agreement between CH2M HILL Companies, Ltd. and Michael A. Szomjassy

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

CH2M HILL Companies, Ltd.

Date: November 4, 2008	/s/ M. Catherine Santee
M. Catherine Santee
Senior Vice President and Chief Financial Officer

/s/ JoAnn Shea
JoAnn Shea
Vice President and Chief Accounting Officer