Form 10-K
period 2008-12-31
CH2M HILL COMPANIES LTD
filed 2009-02-24
CIK 777491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price as of June 30, 2008 was approximately $459.7 million. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors, its executive officers and certain of its employee benefit plans. The registrant disclaims the existence of any control relationship between it and such employee benefit plans.

         As of February 11, 2009, there were 31,707,644 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

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

PART I

Item 1.    Business

Summary

        We are one of the largest professional engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operations, major project management and technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we have approximately 24,000 employees worldwide.

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

        Our Federal segment generally provides a comprehensive range of services to the U.S. federal government and to international governments. Our Civil Infrastructure segment generally provides a comprehensive range of services to various state, local, and provincial governments. Our Industrial segment generally provides a comprehensive range of services to private sector companies. Financial information for each segment for each of the last three years, including 2008, is included in Note 15 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Our Clients and Key Markets

        The following table summarizes our primary client types, revenues and key markets served by each of our operating segments.

Operating Segment	Client Type	% of 2008 Revenues	Key Markets
Federal	U.S. Federal Government	26%	•	Nuclear
	and Governmental		•	Environmental Services
	Authorities		•	Government Facilities and Infrastructure
Civil Infrastructure	State and Local Governments	28%	•	Water, Wastewater and Water Resources
			•	Transportation
			•	Water and Wastewater Operations and Maintenance
			•	City Operations
Industrial	Private Sector	46%	•	Information Technology—Enterprise Management Solutions
			•	Energy, Chemicals and Industrial Systems
			•	Manufacturing and Life Sciences
			•	Electronics and Advanced Technology
			•	Power

Clients

        We provide our services to a broad range of domestic and international clients, including federal governments, state, local and provincial governments and private sector businesses. We perform services as the prime contractor, as subcontractors, or through joint ventures or partnership agreements with other service providers. The demand for our services generally comes from budgeting and capital spending decisions made by our clients. The following table shows representative clients by each of our operating segments:

Federal	Civil Infrastructure	Industrial
• • • • • • • • • • • •	U.S. Department of Energy
(DOE)
U.S. Department of Defense
U.S. Air Force
U.S. Navy
U.S. Army Corps of
Engineers
U.S. Agency for
International Development
U.S. Environmental
Protection Agency
U.S. Federal Emergency
Management Agency
United Kingdom Atomic
Energy Authority
London 2012 Olympic
Delivery Authority
Emirates Nuclear Energy
Corporation
Republic of Korea Ministry
of Defense	• • • • • •	U.S. cities Foreign cities U.S. airports and seaports U.S. and State Departments of Transportation Water and Wastewater Municipalities Panama Canal Authority	• • • • • • • •	Major oil and gas companies,
refiners and pipeline operators
Microelectronics manufacturers
Power utilities
Pharmaceutical and
biotechnology companies
Automotive, food and beverage,
metals and consumer product
manufacturers
Chemicals, bioprocessing and
refining companies
Wireless network operators
Metals and mining

Key Markets

        The following is a description of each of our key markets and the services we provide.

        Nuclear.    We provide program management, integration, engineering, design, construction management and a broad array of technical services for the DOE, U.S. and international commercial nuclear utility customers and various nuclear research, development and demonstration facilities. We manage various aspects of the implementation of new nuclear power plants and related facilities, and the decommissioning (characterization, decontamination, dismantling and demolition), remediation and/or closure of weapons production facilities and research reactors, and are involved in the siting, permitting and design of nuclear waste treatment and handling facilities. Additionally, we provide services for special nuclear material processing and operations.

        Environmental Services.    We provide program management, compliance and environmental consulting for contaminated site assessment and remediation projects (including remediation of unexploded ordnance and chemical and biological agents). We provide ecological and natural resource and sediment damage assessments, strategic environmental management and permitting services, environmental liability management services, ordnance and explosives management services, site investigations, remedial design, implementation and construction services, treatment systems for hazardous and toxic waste contaminated properties, and sustainable development planning and design services.

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

        Water, Wastewater and Water Resources.    We provide a complete range of services for the planning, design/build, construction, construction management and program management of water supply and delivery systems, and wastewater collection and treatment facilities. Services are provided for new and expanded water storage, transmission, treatment (including desalination plants and membrane technology) and disposal systems, wastewater distribution systems, and wastewater collection and conveyance systems. Additionally, we provide water resources management, environmental restoration and watershed management, ground water modeling and protection, wastewater reclamation and reuse, biosolids management and financial planning.

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

        Energy, Chemicals, and Industrial Systems.    We provide a broad array of life cycle services to the energy, mining, and chemicals markets. The energy markets include upstream oil and gas, oil sands, refining, biofuels, pipelines and terminals, and clean energy application projects such as gasification, wind, solar and carbon offset. Our services include major program management, consulting, front end engineering and design (FEED Services), engineering-procurement-construction (EPC) projects, fabrication and module assembly of client-owned facilities, construction services, operations and maintenance (O&M), integrated planning, permitting, and EPC delivery and sustaining services to reduce cycle times and to meet the energy needs of the future in a sustainable manner. We also provide consulting and project delivery services for a diverse portfolio of projects including greenhouse gas management, energy conservation (e.g., LEED certification), water technology/management, process optimization and waste minimization. We also bring our clients specialized know-how in planning, logistics, modular design and construction, constructing, and maintaining facilities in extreme climatic conditions throughout the Arctic region (including Alaska, Russia, and Canada), South America and the Middle East.

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

Competition

        The market for our design, consulting, engineering construction, operations and maintenance, and program management services is highly competitive. We compete with large multinational firms as well as smaller firms with less resources who offer lower prices for particular services. In addition, some of our clients, including government agencies, occasionally utilize their own internal resources to perform design, engineering and construction services where we might have been the service provider.

        Numerous mergers and acquisitions in the engineering services industry have resulted in a group of large firms that offer a full complement of single-source services including studies, designs, construction, operations, maintenance and in some instances, facility ownership. Included in the current trend is movement towards larger program and contract awards and longer-term contract periods for a full suite of services, (e.g., 5 to 20 year full-service contracts). While these larger, longer, more comprehensive contracts require us to have substantially greater financial and human capital than in the past, we compete effectively for these full service programs.

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

Backlog

        The following table provides backlog revenues by operating segment for the years ended December 31:

($ in millions)	2008	2007
Federal	$4,271.0	$935.6
Civil Infrastructure	2,015.4	2,015.1
Industrial	1,927.7	2,594.2

	$8,214.1	$5,544.9

        We define backlog as contracted task orders less previously recognized revenue on such task orders. Our backlog does not reflect any future activities related to unconsolidated joint ventures. Many of our contracts require us to provide services that span over a number of fiscal quarters and often over fiscal years. U.S. government agencies operate under annual fiscal appropriations by Congress and fund various federal contracts only on an incremental basis. The same is true of many state, local and foreign contracts. For more information on backlog, see "Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future performance" in Item 1A of this Annual Report on Form 10-K. The increase in the Federal segment backlog is due to the award of an environmental services contract as well as a nuclear services project in Abu Dhabi. These projects were both awarded in the 4th quarter of 2008. The decrease in the Industrial segment backlog was due to fewer significant awards as compared to the prior period, and working off prior period backlog.

Available Information

        In addition, for information regarding CH2M HILL, including free copies of filings with the Securities and Exchange Commission (SEC), please visit our web site at www.ch2m.com. The SEC filings, which include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are located in the About Us/Employee Ownership section of our web site and are made available as soon as practicable after they are filed with the SEC.

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

        Demand for our engineering and other services is affected by the general level of economic activity in the markets in which we operate, both in the U.S. and internationally. Our customers, particularly our private sector customers, and the markets in which we compete to provide services, are likely to experience periods of economic decline from time-to-time. In particular, world markets are experiencing extraordinarily volatile prices, including oil and raw materials prices, which could reduce or curtail projects by industrial customers. Similarly, the prolonged downturns in the telecommunications and semiconductor markets have subsided to a limited degree, but our customers in those markets have been slower than expected in starting new capital expenditure programs.

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

        As part of our business operations, we maintain insurance both as a corporate risk management strategy and to satisfy the requirements of many of our contracts. Insurance products go through market fluctuations and can become expensive and sometimes very difficult to obtain. Although in the past we have generally been able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future. Our failure to obtain such insurance, could lead to uninsured losses that could materially adversely affect our results of operations or financial condition.

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

        In 2008, we derived approximately 18% of our revenues from operations outside of the U.S. compared to 15% in 2007. Conducting business internationally is subject to a variety of risks including:

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

        In 2008, we derived approximately 26% of our total revenues from contracts with the U.S. federal government and foreign national governments. We own equity interests in joint ventures with revenues attributable primarily or entirely to contracts with U.S. federal government clients. The following risks are inherent in U.S. federal government contracts:

  •
  Because federal laws permit government agencies to terminate a contract for convenience, our government clients may terminate or decide not to renew our contracts with little or no prior notice.

  •
  U.S. federal government clients may audit contract payments we receive for several years after these payments are made. Based on these audits, the clients may adjust or demand repayment of payments we previously received. Audits have been completed on our federal contracts through December 31, 2006, and are continuing for subsequent periods. None of the audits performed to date on our federal contracts has resulted in any significant adjustments to our financial statements. It is possible, however, that an audit in the future could have an adverse effect on our consolidated financial statements.

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

        On September 7, 2007, we acquired VECO Corporation (VECO) and substantially all of its operating businesses. Prior to the acquisition, on May 2, 2007, the founder, then chief executive officer, and principal shareholder of VECO, Bill Allen, entered into a plea agreement with the U.S. Department of Justice pursuant to which he pled guilty to certain criminal charges involving bribery of public officials, violation of campaign contribution laws, and tax fraud. In connection with the investigation of the allegations against Mr. Allen, the U.S. Department of Justice, the Internal Revenue Service and certain State of Alaska government agencies commenced investigations of VECO and certain of its employees. In the process of reviewing VECO's business and operations prior to the acquisition, we engaged in special due diligence designed to address concerns related to the conduct of VECO's past operations and various investigations underway by the Department of Justice, the Internal Revenue Service and certain State of Alaska government agencies. Although we were satisfied with the results of the due diligence review, no assurances can be given that the ongoing investigations will not result in civil or criminal charges against VECO, now a CH2M HILL subsidiary. Any such charges and related publicity could have an adverse effect on our reputation in the business community or future business operations.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future performance.

        Our backlog at December 31, 2008 was $8.2 billion. We cannot assure that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, our ability to earn revenues from our backlog depends on the availability of funding for various U.S. federal, state, local and foreign government agencies. Most of our domestic and international industrial clients have termination for convenience provisions in their contracts. Therefore, project terminations, suspensions or reductions in scope may occur from time-to-time with respect to contracts reflected in our backlog. Some backlog reductions would adversely affect the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.

We could sustain losses on contracts that contain "fixed price" or "not to exceed" pricing provisions if our costs exceed the fixed or maximum prices.

        In 2008, we derived approximately 34% of our revenues from "fixed price" contracts and approximately 46% of our revenues from time-and-materials contracts, most of which had "not to exceed" price limits. Under "fixed price" contracts, we agree to deliver projects for a definite, predetermined price regardless of our actual costs incurred over the life of the project. Under time-and-materials contracts with "not to exceed" provisions, we are compensated for the labor hours expended at agreed-upon hourly rates plus cost of materials used; however, there is a stated maximum compensation for the services to be provided under the contract. Many fixed price and "not to exceed" contracts involve large industrial facilities and public infrastructure projects and present the risk that our costs to complete a project may exceed the fixed price or "not to exceed" price agreed upon with the client. The fixed or maximum fees negotiated for such projects may not cover our actual costs and desired profit margins. If our actual costs for a fixed or "not to exceed" price project are higher than we expect, our profit margins on the project will be reduced or we could suffer a loss.

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

Item 2.    Properties

        Our operations are conducted at both owned and leased properties in several countries throughout the world. Our corporate headquarters are located in Englewood, Colorado, where we lease approximately 155,000 square feet of space. The lease on our corporate headquarters building expires in 2017, with an option to extend the term twice for either a ten or five year term. The office space that we lease is based upon commercially available terms. We believe that our existing facilities are adequate for the present needs of our business and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations.

Item 3.    Legal Proceedings

        We are a party to various contractual guarantees and legal actions arising in the normal course of our business. From time to time, agencies of the U.S. government investigate whether we conduct our operations in accordance with applicable regulatory requirements. Because a large portion of our business comes from federal, state, and municipal sources, our procurement practices at times are subject to review and occasional investigations by U.S. and state attorneys offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties. These investigations often take years to complete and many result in no adverse action. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcomes of pending proceedings are often difficult to predict, as of the date of this filing, our management believes that no ongoing litigation or investigation is likely to result in a material adverse impact on our consolidated financial statements.

        In September 7, 2007, we acquired VECO and substantially all of its operating businesses. Prior to the acquisition, on May 2, 2007, the founder, then chief executive officer and principal shareholder of VECO, Bill Allen, entered into a plea agreement with the U.S. Department of Justice pursuant to which he agreed to plead guilty to certain criminal charges involving bribery of public officials, violation of campaign contribution laws, and tax fraud. In connection with the investigation of the allegations against Mr. Allen, the U.S. Department of Justice, the Internal Revenue Service and certain State of Alaska government agencies commenced investigations of VECO and certain of its other employees. In the process of reviewing VECO's business and operations prior to the acquisition, we engaged in special due diligence designed to address concerns related to the conduct of VECO's past operations and various investigations underway by the Department of Justice, the Internal Revenue Service and certain State of Alaska government agencies. Although we were satisfied with the results of the due diligence review, no assurances can be given that the ongoing investigations will not result in civil or criminal charges against VECO, now a subsidiary of ours. Any such charges and related publicity could have an adverse effect on our reputation in the business community or future business operations.

        On July 27, 2007, our subsidiary, CH2M Hanford Group ("CH2M Hanford") caused a spill of approximately 85 gallons of radioactive waste, during routine maintenance operations on the Hanford Reservation owned by the U.S. Department of Energy ("DOE"). No one was injured, and the DOE's accident investigation concluded that "[because] of low concentrations and short duration of the exposure, it is not likely that the spill event caused an overexposure or chronic health impacts." CH2M Hanford took all prompt and appropriate steps to formulate and implement a corrective action plan that has been accepted by the DOE. In connection with the event, the DOE's Office of Health, Safety and Security has conducted an investigation under its Price Anderson Act nuclear safety authority. The DOE has not yet taken any formal action against CH2M Hanford as a result of this investigation. The DOE has broad discretion in setting fines, but it takes into account a contractor's prompt acceptance of responsibility and the formulation of an appropriate corrective action plan, which is what we have done to what we believe to be the DOE's satisfaction. The Washington Department of Ecology imposed a fine of $500,000 to DOE under the Tri-Party Agreement as a result of the spill. A settlement agreement was negotiated whereby $250,000 of the fine was held in abeyance for twelve months pending no further incidents, we contributed certain equipment to the Tri-County emergency response team and the DOE performed services to improve emergency radio response. Finally, the Environmental Protection Agency ("EPA") proposed to fine both the DOE and us in connection with the spill. We ultimately settled that fine for an immaterial amount. Our management does not believe that this event will materially impact our business or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        No items were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        We are employee owned. As a result, our stock is only available to certain employees, directors, eligible consultants and benefit plans. There is no market for our stock with the general public. In order to provide liquidity for our shareholders, an internal market (Internal Market) is maintained through an independent broker, currently Neidiger, Tucker and Bruner, Inc. (NTB).

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

        This "M" component of our stock price valuation remained unchanged since the inception of the current ownership program in 2000 until the November 9, 2007 valuation, when it was changed by the Board of Directors from 1.0 to 1.2.

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

        Total Shareholders' Equity ("SE").    "SE" is total shareholders' equity, which includes intangible items, as set forth on our most recent available quarterly or annual financial statements. Our Board of Directors, at its discretion, may exclude from the Shareholders' Equity parameter nonrecurring or unusual transactions that the market would not generally take into account in valuing an equity security. The exclusions from Shareholders' Equity will generally be those transactions that are non-cash and are reported as "accumulated other comprehensive income (loss)" on the face of our consolidated balance sheet. For example, during 2006, 2007 and 2008, our Board of Directors excluded, and will continue to exclude, a non-cash reduction in shareholders' equity related to the accounting for our defined benefit pension and other postretirement plans. Because this adjustment is unusual and will fluctuate from period to period, our Board of Directors excluded it from the "SE" parameter for stock valuation purposes. Similarly, other items that are reported as components of "accumulated other comprehensive income (loss)" are excluded from "SE" and include items such as unrealized gains/losses on securities and foreign currency translation adjustments.

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

(in thousands) Effective Date	CS	YTD Weighted- Average Number of Shares as reflected in Diluted EPS calculation
February 10, 2006	33,904	32,482
May 11, 2006	34,153	33,030
August 11, 2006	34,351	33,179
November 10, 2006	34,497	33,135
February 9, 2007	34,570	33,047
May 10, 2007	34,611	33,027
August 10, 2007	34,690	33,254
November 9, 2007	34,943	33,326
February 8, 2008	35,322	33,508
May 8, 2008	35,617	34,440
August 15, 2008	35,858	34,568
November 7, 2008	35,929	34,545
February 13, 2009	35,735	34,376

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

        We will also distribute the most current prospectus for our common stock and our audited annual financial statements to all shareholders, as well as other employees and eligible consultants, and to participants in the Internal Market through the employee benefit plans. Such information will be distributed at the same time as our annual reports and proxy information. Solicitations are distributed for voting instructions from shareholders and participants in the employee benefit plans each year.

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

Effective Date	M	P	SE	CS	Price Per Share	Percentage Price Increase (Decrease)
		(in thousands)	(in thousands)	(in thousands)
February 10, 2006	1.0	38,367	335,301	33,904	18.72	11.9%
May 11, 2006	1.0	35,143	334,897	34,153	17.83	(4.8)%
August 11, 2006	1.0	38,074	345,509	34,351	18.70	4.9%
November 10, 2006	1.0	37,479	354,464	34,497	18.75	0.3%
February 9, 2007	1.0	38,901	375,206	34,570	19.63	4.7%
May 10, 2007	1.0	43,804	381,932	34,611	20.91	6.5%
August 10, 2007	1.0	48,656	412,028	34,690	22.82	9.1%
November 9, 2007	1.2	56,782	444,803	34,943	27.94	22.4%
February 8, 2008	1.2	64,550	466,926	35,322	30.32	8.5%
May 8, 2008	1.2	69,624	463,434	35,617	31.31	3.3%
August 15, 2008	1.2	68,031	464,561	35,858	30.71	(1.9)%
November 7, 2008	1.2	66,816	480,313	35,929	30.77	0.2%
February 13, 2009	1.2	71,918	438,318	35,735	31.10	1.1%

Holders of Our Common Stock

        As of February 11, 2009, there were 9,201 holders of record of our common stock. As of such date, all of our common stock of record was owned by our current employees, directors, eligible consultants, and by our various employee benefit plans.

Dividend Policy

        We have never declared or paid any cash dividends on our capital stock and no cash dividends are contemplated in the foreseeable future. We intend to retain any future earnings to finance the growth and development of our business. Under our existing unsecured revolving line of credit, payment of dividends would represent a violation of our covenants.

Issuer Purchases of Equity Securities

        The following table covers the purchases of our securities by CH2M HILL during the quarter ended December 31, 2008:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October(a)	4,598	$31.25	—	—
November	—	—	—	—
December(a)(b)	2,008,457	$30.77	—	—

Total	2,013,055	$30.77	—	—

(a)
Shares purchased by CH2M HILL from terminated employees.

(b)
Shares purchased by CH2M HILL in the Internal Market.

Item 6.    Selected Financial Data

        The selected financial data presented below under the captions "Selected Statement of Operations Data" and "Selected Balance Sheet Data" as of and for each of the years in the five-year period ended December 31, 2008, are derived from the consolidated financial statements of CH2M HILL Companies, Ltd. and subsidiaries, which financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2008 and 2007, and the results of operations and cash flows for each of the years in the three-year period ended December 31, 2008, and the report thereon, are included in Item 15 of this Annual Report on Form 10-K. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, and the consolidated financial statements and related notes thereto, included in this Annual Report on Form 10-K.

        The comparability of the following selected financial data has been impacted by the adoption of Statement of Financial Accounting Standards (SFAS) No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), on December 31, 2007; the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007; the adoption of SFAS No. 123(R), Share-Based Payment, on January 1, 2006 and the adoption of FIN 46(R), Consolidation of Variable Interest Entities, on January 1, 2005.

	Years Ended December 31,
($ in millions, except per share data)	2008		2007		2006	2005		2004
Selected Statement of Operations Data:
Revenues	$5,589.9	(a)	$4,376.2		$4,006.9	$3,152.2		$2,715.4
Operating income	73.0		79.1		63.7	134.1	(b)	51.2
Net income	32.1		66.0		38.9	81.6	(b)	32.3
Net income per common share
Basic	$0.96		$2.01		$1.20	$2.56	(b)	$1.03
Diluted	$0.93		$1.97		$1.18	$2.51	(b)	$1.01
Selected Balance Sheet Data:
Total assets	$1,971.8		$1,909.9		$1,279.5	$1,103.9		$829.9
Long-term debt, including current maturities	175.8		197.8	(c)	0.6	4.1		7.0
Total shareholders' equity	384.2		463.5		366.0	320.0		229.9

(a)
The majority of the increase in revenues at December 31, 2008 relates to a full year of revenue recognized from the operations of VECO and Trigon.

(b)
The increase in operating income, net income and basic and diluted net income per common share was primarily the result of equity in earnings from Kaiser-Hill Company, LLC recorded during the year of approximately $95.7 million.

(c)
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

  •
  Where our cash came from and how it was used

  •
  How all of this affects our overall financial condition

        The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described herein. You should read this section in conjunction with Item 1A "Risk Factors" and the consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K.

Business Summary

        We are one of the largest engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operation, major project management and technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we operate in approximately 40 countries and have approximately 24,000 employees worldwide.

        The engineering and construction industry continues to undergo substantial change as public and private clients privatize and outsource many of the services that were formerly provided internally. Numerous mergers and acquisitions in the industry have resulted in a group of larger firms that offer a full complement of single-source services including studies, designs, construction, operations, maintenance and in some instances, facility ownership. Included in the current trend is the movement towards longer-term contracts for the expanded array of services, e.g., 5 to 20 year contracts. These larger, longer, more full-service contracts require us to have substantially greater financial capital than has historically been necessary to remain competitive. We believe that our diversified business portfolio allows us to provide our clients with innovative project delivery using cost-effective approaches and advanced technologies.

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

Acquisitions

        We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, add value to the projects undertaken for clients, or enhance our capital strength. During 2007 and the first quarter of 2008, we completed several acquisitions that we expect will expand our services into new markets and new geographical locations. One of the 2007 acquisitions expanded our presence in the water sector providing wastewater management services. Two of the acquisitions during 2007 are part of our strategic initiative to expand operations into the energy industry. These services include engineering, construction and field support services, as well as engineering services for pipeline and related facilities. The acquisition made during the first quarter of 2008 expanded our transportation consulting engineering services providing marine, coastal, and municipal engineering services.

        The most significant of the transactions is the acquisition of VECO Corporation, which occurred on September 7, 2007. CH2M HILL purchased the outstanding stock of VECO and substantially all of VECO's operating businesses. The results of VECO have been included in the consolidated financial statements since that date and are included in the Industrial operating segment.

Summary of Operations

Results of Operations for the Year Ended December 31, 2008 Compared to 2007

	2008			2007			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Federal	$1,471.6	$41.3	$66.3	$1,246.6	$30.0	$72.0	$225.0	18.0%	$11.3	$(5.7)	(7.9%)
Civil Infrastructure	1,532.2	(12.1)	42.1	1,451.5	12.9	73.0	80.7	5.6%	(25.0)	(30.9)	(42.3%)
Industrial	2,586.1	5.0	22.5	1,678.2	1.3	(16.5)	907.9	54.1%	3.7	39.0	236.4%
Corporate	—	—	(57.9)	—	—	(49.4)	—	—	—	(8.5)	17.2%

Total	$5,589.9	$34.2	$73.0	$4,376.3	$44.2	$79.1	$1,213.6	27.7%	$(10.0)	$(6.1)	(7.7%)

Federal

        Revenue increased for the year ended December 31, 2008, compared to the same period in the prior year by $225.0 million or 18.0%. There was a significant increase in work performed by our environmental service business attributable to strong performance in our consulting and full-service business in the southern U.S. and Canadian markets. The revenues in our government facilities and infrastructure business increased due to increased volumes in the Pacific and domestic logistics businesses resulting from various new full service projects with the Army and Air Force. In addition, we have experienced an increase in our operations and maintenance offerings of our facilities business group. The positive results were partially offset by our decreased revenue in the nuclear business due to the completion of the building demolition and final waste shipment at the Mound project site in July 2008. However, we have recently completed transition activities related to a significant remediation contract at the DOE's Hanford facility and work is expected to increase on this project.

        Operating income decreased during the year ended December 31, 2008, compared to last year, by $5.7 million or 7.9%. The decrease was primarily associated with an increase of costs related to strategic initiatives as well as an increase in project delivery costs at the nuclear storage facility project in Canada. The decrease is partially offset by increased operating income associated with the increased revenues discussed above generated by our environmental services business as well as equity in earnings generated as a result of our performance related to the London 2012 Olympic Delivery Authority project. Our CH2M HILL-WG Idaho, LLC joint venture project continues to perform well and had earnings in excess of the prior year. We have begun to perform significant activities in 2008 on our base relocation project in Korea and these also generated margins in excess of prior years'.

Civil Infrastructure

        Revenue increased for the year ended December 31, 2008, compared to last year by $80.7 million or 5.6%. The increase in the period is attributable to growth in our international markets including Australia and United Arab Emirates related to the start up of large design/build projects and major program management assignments in those locations. Revenues also increased in our operations and maintenance business due to strong growth in our municipal services projects in the southern U.S. and an increase in our industrial operations and maintenance business. These increased revenues have been partially offset due to volume decreases caused by the recent economic uncertainties as well as recent delays/cancellations of infrastructure projects in the U.S.

        Operating income decreased during 2008 compared to the prior year by $30.9 million or 42.3%. The decrease is attributable to various project delivery issues and cost escalation in our design/build projects. During the second half of 2008, we recognized a significant loss on a Canadian transportation project held within one of our joint ventures. In addition, we also experienced significant cost growth on a water project in Australia and two plants in the western U.S., all of which were held within joint ventures and recognized in our earnings in equity investments. This decline in operating profit was partially offset by increased earnings associated with the revenues discussed above related to our water business having favorable growth in the international markets and our operations and maintenance business expanding its city service operations.

Industrial

        Excluding the VECO and Trigon EPC, LLC (Trigon) acquisitions, revenue increased by $121.0 million for the year ended December 31, 2008 compared to the same period in the prior year. The increase is primarily attributable to growth in our power business driven by significant engineering, procurement and construction (EPC) contracts with major utility companies in the U.S. and Australia. This increase was partially offset by the completion of several large projects late in the prior year in the manufacturing and life science business. In addition, we have experienced delays and cancellations of several new manufacturing facilities due to the global economic conditions. Our electronics and advanced technology business unit has been negatively impacted by the decline in construction projects and new-plant investments in the semi-conductor markets however their consulting business has remained strong. We also experienced a significant downsizing of a large telecom project in Spain and ultimately restructured these operations.

        The operations of VECO and Trigon which were acquired in September and October 2007, respectively, accounted for $1,032.8 million of revenues in 2008 compared to approximately $245.9 million in 2007.

        Operating income increased for the year ended December 31, 2008 compared to 2007 by $39.0 million, a significant change over the year. This increase is primarily attributable to the first full year of VECO and Trigon operations post-acquisition. They experienced strong operating performance during 2008; however the industrial operating results were negatively impacted by non-cash amortization charges related to these acquisitions of $36.4 million and $10.0 million in 2008 and 2007, respectively. The operating income of our energy group will continue to be affected by these non-cash costs for another five years; however, the adverse affect on operating income will decrease each year as the amortization expense decreases. In addition, this increase in profit was partially offset by increased overhead and business development costs in our power business in addition to incurring higher than expected start-up costs on two power projects. Further, the manufacturing and life sciences business has experienced lower volume of work as well as lower full-service margins and lower employee utilization during 2008. The Industrial client group has begun to reduce overhead costs in response to the lower volume levels being experienced. In June 2008, we announced the downsizing of a portion of our Spanish industrial operations and incurred related costs totaling $10.5 million during the second half of 2008.

Results of Operations for the Year Ended December 31, 2007 Compared to 2006

	2007			2006			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Federal	$1,246.6	$30.0	$72.0	$1,435.7	$12.9	$87.4	$(189.1)	(13.2%)	$17.1	$(15.4)	(17.6%)
Civil Infrastructure	1,451.5	12.9	73.0	1,298.3	3.6	61.3	153.2	11.8%	9.3	11.7	19.1%
Industrial	1,678.2	1.3	(16.5)	1,272.9	0.5	(68.6)	405.3	31.8%	0.8	52.1	75.9%
Corporate	—	—	(49.4)	—	—	(16.5)	—	—	—	(32.9)	(199.4%)

Total	$4,376.3	$44.2	$79.1	$4,006.9	$17.0	$63.6	$369.4	9.2%	$27.2	$15.5	24.4%

Federal

        Revenue decreased for the year ended December 31, 2007, compared to the same period in the prior year by $189.1 million or 13.2%. The decrease in 2007 was primarily due to the completion of Hurricane Katrina relief and clean-up efforts and the Mound Nuclear Closure project in 2006. The effects of these large project completions were partially offset by significant growth related to a clean-up project in Ohio, additional services performed for an underground waste tank clean-up project in Southeast Washington, and expanded services performed in Saudi Arabia and Australia. The amount of work performed for the London 2012 Olympic Delivery Authority during the year increased in 2007 as the project commenced. We expect continued growth for the next several years.

        Operating income decreased during the year ended December 31, 2007, compared to last year, by $15.4 million or 17.6%. This decrease was comprised of an increase in equity in earnings year over year of $17.1 million partially offset by a decrease in operating income from other projects of $36.7 million. The increase in equity in earnings of $17.1 million was primarily the result of work performed for several nuclear projects, including the London 2012 Olympic Delivery Authority, that recorded favorable operating results. The decrease of $36.7 million was directly associated with the completion of the Hurricane Katrina cleanup efforts partially offset by incentive fees earned from a large nuclear project which achieved contractual milestones in 2006.

Civil Infrastructure

        Revenue increased for the year ended December 31, 2007, compared to last year by $153.2 million or 11.8%. In 2007 we saw continued growth in water and transportation through design/build projects, program management and consulting services both domestically and internationally. Growth in North American consulting services was primarily due to design and program management services for municipal clients in the eastern U.S. and Canada, while the design/build growth was primarily due to water treatment projects in southern California and Hawaii. Our revenue also increased from the prior year due to increased transportation program management projects in California and Washington. The growth in our international markets was primarily due to new or continued water projects in Australia, United Arab Emirates, Singapore and Iraq as well as transportation projects including the canal expansion project in Panama and work performed on the Mumbai International Airport.

        Operating income increased during 2007, compared to the prior year by $11.7 million or 19.1%. The increase was comprised of an increase in equity in earnings year over year of $9.3 million partially offset by a decrease in operating income from other projects of $5.8 million. The increase in equity in earnings of $9.3 million in 2007 was primarily due to the favorable operating results on new transportation and water projects. The remaining decrease in operating income is a result of favorable operating results in the operations and maintenance business partially offset by certain project delivery issues.

Industrial

        Revenue increased by $405.3 million or 31.8% for the year ended December 31, 2007, compared to the year ended December 31, 2006. Approximately $245.9 million of the growth related to the acquisition of VECO and Trigon in September and October of 2007, respectively. The results of these energy services companies from the date of acquisition through December 31, 2007 are included in this segment's operating results.

        The remaining increase in the Industrial segment revenue was driven by growth from four EPC contracts with major utility companies in the U.S. to build power generation facilities. Our electronics and advanced technology business realized growth in design build projects, including a large project in Singapore. During the same period, the manufacturing and life sciences business experienced a decrease in service revenue due to the completion of several large projects earlier in 2007 that had provided significant revenue in 2006.

        The Industrial segment had an operating loss of $16.5 million during 2007 compared to an operating loss of $68.6 million for the prior year, representing an improvement of 75.9%. The improvement of $52.1 million during 2007 was attributable to improved margins across several of the businesses in this segment, which were partially offset by a loss recognized by our energy services businesses. Most notably the power and electronics and advanced technology businesses realized significant margin improvements in 2007 consistent with the increase in revenues for the same period. The improvement in the power business was primarily due to significant growth in EPC contracts for the period as discussed above. A higher percentage of design/build work versus other services in the electronics and advanced technology business also resulted in significantly higher margins. Furthermore, we had experienced a significant loss in the prior period related to a manufacturing facility project whose costs increased significantly as a result of the absorption of commodities and skilled laborers by Hurricane Katrina clean-up efforts. These improvements were partially offset by a loss of approximately $12.9 million in the energy services business primarily resulting from the recognition of depreciation and amortization on the intangible assets and the real and personal property acquired from VECO and Trigon.

Corporate Expenses

        Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative compliance functions such as legal, treasury, accounting, tax and general business development efforts. Corporate expenses for the year ended December 31, 2008 were $57.9 million compared to $49.4 million in 2007, and $16.5 million in 2006. The increase of $8.5 million in 2008 compared to the prior year is consistent with our growth and is primarily due to expenditures for strategic initiatives and business development efforts undertaken in the current year, partially offset by cost reduction efforts that began in the fourth quarter of 2008.

        The increase in 2007 compared to 2006 is primarily due to a $7.8 million lease termination fee and a $1.0 million write-off of deferred financing lease costs associated with the purchase of CH2M HILL's corporate headquarters and the subsequent sale-leaseback of these properties in September 2007. In addition, expenditures for strategic initiatives and business development efforts undertaken in 2007 added to this variance.

Income Taxes

        The income tax provisions for the years ended December 31, 2008, 2007 and 2006 are as follows:

($ in millions)	Income Tax Provision	Effective Tax Rate
2008	$27.5	46.2%
2007	11.7	15.1%
2006	24.8	38.9%

        The effective tax rate for the year ended December 31, 2008 was negatively impacted by foreign and state operating losses which do not meet the "more likely than not" realization criteria and was favorably impacted by the recognition of additional research and experimental tax credits for prior years. Our effective tax rate continues to be impacted by the effect of state income taxes, unrealized foreign net operating losses in selected countries, the Section 199 domestic production deduction and disallowed portions of meals and entertainment expenses. The significant decrease in the effective tax rate for the year ended December 31, 2007 compared to 2006 and 2008 was primarily due to the impacts of the settlement with the Internal Revenue Service with respect to the research and experimentation credit for the years 1996 through 2003, as well as the extraterritorial income exclusion for the years 2001 through 2003.

        We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our tax provision by recording a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2008 and 2007, we reported a valuation allowance of $22.7 million and $20.2 million, respectively. Included in the total valuation allowance at December 31, 2008 is $4.0 million which was acquired with the VECO acquisition and will not have future income tax effect.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and purchases of stock presented on our internal market. Based on our total cash and credit capacity available at December 31, 2008 of $463.3 million, we believe that we have sufficient resources to fund our operations, any future acquisition and capital expenditure requirements, as well as purchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.

        The following table reflects our available capacity as of December 31, 2008 (in millions):

Cash on hand		$114.3
Available for sale securities		0.3
Line of credit capacity	$500.0
Outstanding borrowings	(100.0)
Issued letters of credit	(51.3)

Net credit capacity available		348.7

Total available capacity		$463.3

        Billings and collections on accounts receivable can impact our operating cash flows. We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on this assessment at December 31, 2008, we have deemed the allowance for doubtful accounts to be adequate; however, future economic conditions may adversely impact some of our clients' ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our timing of cash receipts necessary to meet our operating needs.

        Cash used in investing activities was $96.8 million in the twelve months ended December 31, 2008 compared to $121.9 million used in investing activities for the same period in 2007. Cash used in our investing activities relates to payments made for the purchase of property, plant, and equipment, investments in our joint ventures and business acquisitions. Historically, as a professional services organization, we have not had significant outflows of cash for capital expenditures. However, the operations of VECO require an increased level of capital spending. We spent $50.6 million and $20.7 million on capital expenditures in the twelve month period ended December 31, 2008 and 2007, respectively. The cash flow used in our investments in affiliates (net of distributions of capital received) increased to $23.8 million during 2008. The increase in this joint venture funding was primarily attributable to our CH2M HILL-WG Idaho, LLC project.

        In connection with the acquisition of VECO, the purchase agreement established a holdback contingency of $70.0 million relating to the potential future payment of known and unknown contingencies that may arise within three years after the date of acquisition. During the twelve months ended December 31, 2008, we paid approximately $6.0 million of expenses on behalf of the former owners of VECO which were deemed distributions of the holdback contingency. In addition, during

2008, we made distributions from the holdback to the selling shareholders of VECO of $12.7 million. At December 31, 2008, the outstanding balance payable under the holdback contingency was $51.3 million.

        In addition to the investing activities related to the purchase of VECO, we acquired a consulting engineering company providing marine, coastal, and municipal and transportation engineering services. The cash used to complete the acquisition was $2.7 million.

        We finance our operations, acquisitions and capital expenditures using a variety of capital vehicles. Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash we may either choose to finance new opportunities using leverage in the form of our revolving line of credit facility (RLOC), or other debt. In some instances we may use a combination of one or more of these financing mechanisms. As of December 31, 2008, our total outstanding debt obligations were approximately $175.9 million which included $100 million on our RLOC. The majority of the funds from these obligations financed our recent acquisitions, including the assumption and issuance of notes payable and mortgages related to property, plant and equipment.

        The RLOC provides for $500.0 million of available capacity that expires on August 31, 2012. The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $250.0 million. The RLOC is used for general corporate purposes and permitted acquisitions. It also provides that up to $250.0 million is available for the issuance of letters of credit to support various operating activities. At our option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender's applicable base rate less a discount rate up to 0.25% based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. While we continue to carefully monitor the unfolding global financial situation to assess any impacts this might have on our banks in the RLOC and their ability to meet their legal funding obligations to us, the RLOC is a committed facility and we believe the potential financial exposure is limited.

        During the first quarter of 2008, we entered into derivative financial transactions to reduce the effects of interest rate changes on cash flows due to changes in interest rates on our outstanding debt. As of December 31, 2008, we had fixed our interest rate exposure on $50.0 million of the outstanding RLOC balance. We do not enter into derivative transactions for speculative purposes. As of December 31, 2008, we had not designated these derivative instruments as effective hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, interest expense related to periodic settlements on these interest rate swaps and the change in fair market value of these interest rate swaps are recognized in earnings in the current period. These interest rate swaps expire in March 2010. The fair value of these derivative liabilities is approximately $1.0 million at December 31, 2008.

        As of December 31, 2008, we had $100.0 million in borrowings outstanding on the RLOC. Additionally we had issued and outstanding letters of credit of $51.3 million reserved against the RLOC's borrowing base.

        For the twelve months ending December 31, 2008, repurchases of stock were $109.4 million compared to $36.9 million for the same period in the prior year.

Depreciation and Amortization

        Depreciation and amortization expense for the year ended December 31, 2008 of $92.1 million was $56.9 million greater than the same period in 2007. This significant increase is the result of a full year of operations of VECO and Trigon. VECO was acquired in September 2007 and Trigon was acquired in October 2007. As part of the acquisitions we allocated approximately $58.2 million and $56.2 million to customer relationships and backlog acquired, respectively. Additionally, we acquired approximately $180.8 million of fixed assets in these acquisitions. As a result of these acquisitions, we recognized $36.4 million and $10.0 million of amortization expense related to intangible assets during 2008 and 2007, respectively. We recognized $40.0 and $12.8 million of depreciation expense related to fixed assets during 2008 and 2007, respectively.

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

        There were no substantial changes to other off-balance sheet arrangements or contractual commitments during the twelve months ended December 31, 2008.

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

Contractual Obligations

        Contractual obligations outstanding as of December 31, 2008 are summarized below:

	Amount of Commitment Expiration Per Period
($ in millions) Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed
Letters of credit	$45.0	$6.3	$—	$—	$51.3
Total debt	24.7	28.1	111.5	11.6	175.9
Interest payments	8.1	13.6	5.7	6.6	34.0
Operating lease obligations	129.3	184.7	129.3	150.5	593.8
Surety and bid bonds	1,231.0	426.4	—	—	1,657.4

Total	$1,438.1	$659.1	$246.5	$168.7	$2,512.4

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Although our significant accounting policies are described in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, below is a summary of our most critical accounting policies.

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

        Operations and Maintenace Contracts.    A portion of our contracts are operations and maintenance type contracts. Typically, these contracts may include fixed and variable components along with incentive fees. Revenue is recognized on operations and maintenance contracts on a straight-line basis over the life of the contract once we have an arrangement, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

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

        In addition, the calculation of our income tax provision involves uncertainties in the application of complex tax regulations. For income tax benefits to be recognized, a tax position must be more likely than not to be sustained upon ultimate settlement.

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

        On December 31, 2007, the Company adopted Statement of Accounting Standard 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158). According to SFAS 158, the funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. In accordance with SFAS 158, we record long-term assets for overfunded plans and liabilities for underfunded plans, with a corresponding entry recorded to accumulated other comprehensive loss, net of tax. On December 31, 2008, the Company changed its measurement date from October 31 to December 31 in accordance with SFAS 158.

Recently Adopted Accounting Standards

        On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 establishes a process to measure the impact of an uncertainty associated with an income tax position. Under FIN 48, the effect of an income tax position on the income tax provision must be recognized at the amount that is more likely than not to be sustained upon examination by the relevant taxing authority. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Under our previous policy, tax positions were recognized to the extent they were probable of being sustained. As a result of the implementation of FIN 48, we recognized a $1.4 million decrease in the liability for uncertain tax positions, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the U.S., and expands disclosures about fair value measurements. The provisions of SFAS 157 apply under other accounting pronouncements that require or permit fair value measurements; it does not expand the use of fair value in any new circumstances. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. At the February 6, 2008 FASB meeting, it was agreed to defer for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). CH2M HILL adopted SFAS 157 on January 1, 2008.

        On December 31, 2007, we adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(R) (SFAS 158), which requires employers to recognize the funded status of pension and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. SFAS 158 also requires plan assets and benefit obligations to be measured as of the balance sheet date beginning December 31, 2008.

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

Recently Issued Accounting Standards

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for us beginning January 1, 2009. This will change the accounting for acquisitions beginning January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us beginning January 1, 2009.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

        Foreign currency exchange rates.    We are exposed to foreign currency exchange risks in the normal course of our international business operations. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. From time to time we engage in forward foreign exchange contracts to selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures. The objective of our risk management is to protect our cash flows related to sales of services from market fluctuations in current rates. A five percent change in foreign currency rates would not have a significant impact on our financial position, results of operations or cash flows.

        Interest rates.    Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and the holdback contingency balance outstanding related to our acquisition of VECO. There was $100.0 million and $51.3 million outstanding under the unsecured revolving credit agreement and holdback contingency, respectively, at December 31, 2008. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured revolving credit agreement and the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $1.5 million.

Item 8.    Financial Statements and Supplementary Data

        Reference is made to the information set forth beginning on page F-1.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        We carried out an evaluation as of the last day of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described elsewhere in this Report Form 10-K, the Company completed the VECO acquisition in September 2007. The Company completed the documentation and testing of these controls, and has included the results of testing internal control over financial reporting within VECO in the evaluation as of December 31, 2008.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-2.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The following table shows our directors and executive officers as of December 31, 2008:

Name	Age	Title
Robert G. Card	56	Director and Senior Vice President
Carolyn Chin	61	Director
William T. Dehn	62	Director
Donald S. Evans	58	Vice Chairman of the Board and Senior Vice President
Jerry D. Geist	74	Director
Garry M. Higdem	55	Director and Senior Vice President
Mark A. Lasswell	54	Director and Senior Vice President
Lee A. McIntire	59	President and Chief Operating Officer*
Michael C. McKelvy	49	Senior Vice President
Joan M. Miller	51	Director
Ralph R. Peterson	64	Chairman of the Board and Chief Executive Officer*
David B. Price	63	Director
Jacqueline C. Rast	47	Director and Senior Vice President
M. Catherine Santee	47	Chief Financial Officer and Director
Thomas G. Searle	55	Senior Vice President
JoAnn Shea	44	Chief Accounting Officer
Michael A. Szomjassy	57	Director
Nancy R. Tuor	60	Senior Vice President
Barry L. Williams	64	Director

        * On September 17, 2008, Ralph R. Peterson announced his resignation as Chief Executive Officer effective December 31, 2008. He will remain Chairman of the Board until the end of his term in May 2009. Mr. Peterson has served as our Chief Executive Officer since 1991 and as Chairman of the Board since 2000. Mr. Lee A. McIntire, CH2M HILL's President and Chief Operating Officer, replaced Mr. Peterson as our Chief Executive Officer on January 1, 2009.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        Documents Filed as Part of this Report

1.
Financial Statements
2.
Financial Statement Schedules and Other

        In accordance with Regulation S-X Rule 3-09, we furnish separate financial statements of significant subsidiaries not consolidated and 50% or less owned persons. The Company is required to include the balance sheets of Golden Crossing Constructors Joint Venture and CLM Delivery Partner, Limited as of December 31, 2008 and 2007, and the related statements of income, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In accordance with Regulation S-X Rule 3.09, as the unconsolidated subsidiaries are foreign filers and are private entities, the financial statements of these entities will be filed as an amendment to this periodic report within six months of filing.

        All financial statement schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto, or because such schedules are not applicable.

3.
Exhibits

        The following exhibits are filed as part of this annual report:

Articles of Incorporation and Bylaws

Exhibit Number	Description
3.1	Restated Articles of Incorporation of CH2M HILL Companies, Ltd. filed as Exhibit 3.1 on Quarterly Report on Form 10-Q on May 8, 2008 Amendment No. 2 on Form S-1 to Registration Statement on Form S-3, on August 3, 2001 (File No. 333-60700)
3.2	Restated Bylaws of CH2M HILL Companies, Ltd. filed as Exhibit 3.2 on Quarterly Report on Form 10-Q on May 8, 2008

Material Contracts—Management Agreements, Compensatory Plans or Arrangements

Exhibit Number	Description
10.1	CH2M HILL Retirement and Tax-Deferred Savings Plan, as amended and restated effective June 1, 2000 filed as Exhibit 10.1 on Form 10-K, on March 29, 2000
10.2	CH2M HILL Companies, Ltd. 1999 Stock Option Plan, as amended and restated on November 12, 1999 filed as Exhibit 10.3 on Form 10-K, on March 29, 2000
10.3	CH2M HILL Companies, Ltd. Deferred Compensation Retirement Plan effective January 1, 2000 filed as Exhibit 10.21 on Form 10-K, on March 20, 2001
10.4	CH2M HILL Companies, Ltd. Executive Deferred Compensation Plan effective January 1, 2000 filed as Exhibit 10.22 on Form 10-K, on March 20, 2001
10.5	CH2M HILL Companies, Ltd. Deferred Compensation Plan effective January 1, 2001 filed as Exhibit 10.23 on Form 10-K, on March 20, 2001
10.6	CH2M HILL Companies, Ltd. Restricted Stock Policy and Administration Plan effective January 1, 2000 filed as Exhibit 10.25 on Form 10-K, on March 20, 2001
10.7	CH2M HILL Companies, Ltd. Short Term Incentive Plan effective January 1, 2000 filed as Exhibit 10.26 on Form 10-K, on March 20, 2001
10.8	CH2M HILL Companies, Ltd. 2004 Stock Option Plan filed as Appendix A on Schedule 14A Definitive Proxy Statement, on March 26, 2004
10.9	CH2M HILL Companies, Ltd. Payroll Deduction Stock Purchase Plan as amended and restated effective January 1, 2004 filed as Appendix B on Schedule 14A Definitive Proxy Statement, on March 26, 2004
10.10
CH2M HILL Companies, Ltd. Amended and Restated Executive Officers Long Term Incentive Plan effective January 1, 2005, as amended and restated on May 8, 2008 filed as Exhibit 10.1 on Form 10-Q on May 8, 2008
10.11	CH2M HILL Companies, Ltd. Amended and Restated Long Term Incentive (LTI) Plan effective January 1, 2005 filed as Exhibit 10.15 on form 10-K on February 23, 2007
10.12	Transition Arrangements Agreement between CH2M HILL Companies, Ltd. and Ralph R. Peterson filed as Exhibit 10.1 on Form 10-Q, on November 4, 2008
10.13	Change of Control Agreement between CH2M HILL Companies, Ltd. and Robert G. Card filed as Exhibit 10.2 on Form 10-Q, on November 4, 2008
10.14	Change of Control Agreement between CH2M HILL Companies, Ltd. and Lee A. McIntire filed as Exhibit 10.3 on Form 10-Q, on November 4, 2008
10.15	Change of Control Agreement between CH2M HILL Companies, Ltd. and M. Catherine Santee filed as Exhibit 10.4 on Form 10-Q, on November 4, 2008
10.16	Change of Control Agreement between CH2M HILL Companies, Ltd. and Jacqueline C. Rast filed as Exhibit 10.5 on Form 10-Q, on November 4, 2008
10.17	Change of Control Agreement between CH2M HILL Companies, Ltd. and Michael E. McKelvy filed as Exhibit 10.6 on Form 10-Q, on November 4, 2008
10.18	Change of Control Agreement between CH2M HILL Companies, Ltd. and Mark A. Laswell filed as Exhibit 10.7 on Form 10-Q, on November 4, 2008

Exhibit Number	Description
10.19	Change of Control Agreement between CH2M HILL Companies, Ltd. and Thomas G. Searle filed as Exhibit 10.8 on Form 10-Q, on November 4, 2008
10.20	Change of Control Agreement between CH2M HILL Companies, Ltd. and Garry M. Higdem filed as Exhibit 10.9 on Form 10-Q, on November 4, 2008
10.21	Change of Control Agreement between CH2M HILL Companies, Ltd. and JoAnn Shea filed as Exhibit 10.10 on Form 10-Q, on November 4, 2008
10.22	Change of Control Agreement between CH2M HILL Companies, Ltd. and Joan M. Miller filed as Exhibit 10.11 on Form 10-Q, on November 4, 2008
10.23	Change of Control Agreement between CH2M HILL Companies, Ltd. and Michael A. Szomjassy filed as Exhibit 10.12 on Form 10-Q, on November 4, 2008
*10.24	CH2M HILL Companies, Ltd. 2009 Stock Option Plan, effective January 1, 2009

Material Contracts—Other

Exhibit Number	Description
10.25	Contract with Neidiger, Tucker, Bruner, Inc., filed as Exhibit 99.1 on Form 8-K, on June 24, 2002
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
10.27
Agreement of Purchase and Sale executed on September 26, 2007 (dated September 11, 2007) by and between CH2M HILL, Inc. and WELLS REIT II—South Jamaica Street, LLC filed as exhibit 10.44 to CH2M HILL's Current Report on Form 8-K (Commission File No. 000-27261) on September 27, 2007
10.28
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

        We have audited the accompanying consolidated balance sheets of CH2M HILL Companies, Ltd. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 1 to the accompanying consolidated financial statements, effective December 31, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) and effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CH2M HILL Companies, Ltd. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP
Denver, Colorado February 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CH2M HILL Companies, Ltd.:

        We have audited CH2M HILL Companies, Ltd. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, CH2M HILL Companies Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 23, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Denver, Colorado February 23, 2009

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$114,282	$124,105
Available-for-sale securities	327	2,705
Receivables, net—
Client accounts	670,243	670,984
Unbilled revenue	446,763	391,502
Other	13,280	10,563
Current deferred income taxes	50,246	60,415
Prepaid expenses and other current assets	82,395	57,285

Total current assets	1,377,536	1,317,559
Investments in unconsolidated affiliates	37,322	35,285
Property, plant and equipment, net	214,037	214,348
Goodwill	134,840	126,690
Intangible assets, net	88,819	125,933
Deferred income taxes	82,326	26,968
Other assets	36,961	63,163

Total assets	$1,971,841	$1,909,946

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$24,652	$12,458
Accounts payable and accrued subcontractor costs	447,747	401,511
Billings in excess of revenue	289,230	255,862
Accrued payroll and employee related liabilities	278,684	248,704
Current income tax payable	—	4,099
Other accrued liabilities	93,309	113,271

Total current liabilities	1,133,622	1,035,905
Long-term employee related liabilities and other	300,247	224,215
Long-term debt	151,223	185,329

Total liabilities	1,585,092	1,445,449
Minority interest	2,518	964
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock, Class A $0.02 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,604,336 and 33,158,068 issued and outstanding at December 31, 2008 and 2007, respectively	316	332
Additional paid-in capital	9,947	70,596
Retained earnings	428,054	395,998
Accumulated other comprehensive loss	(54,086)	(3,393)

Total shareholders' equity	384,231	463,533

Total liabilities and shareholders' equity	$1,971,841	$1,909,946

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands except per share amounts)

	For The Years Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Gross revenue	$5,589,906	$4,376,238	$4,006,944
Equity in earnings of joint ventures and affiliated companies	34,232	44,184	17,000
Operating expenses:
Direct cost of services and overhead	(4,507,738)	(3,507,770)	(3,285,571)
General and administrative	(1,027,225)	(831,637)	(673,857)
Minority interest	(16,194)	(1,897)	(879)

Operating income	72,981	79,118	63,637
Other income (expense):
Interest income and other	2,405	4,331	2,550
Interest expense	(15,833)	(5,728)	(2,506)

Income before provision for income taxes	59,553	77,721	63,681
Provision for income taxes	(27,497)	(11,722)	(24,780)

Net income	$32,056	$65,999	$38,901

Net income per common share:
Basic	$0.96	$2.01	$1.20
Diluted	$0.93	$1.97	$1.18
Weighted average number of common shares:
Basic	33,486,512	32,864,202	32,419,751
Diluted	34,376,259	33,507,802	33,046,914

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income

(Dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2005	31,892,048	$319	$45,325	$289,658	$(15,322)	$319,980
Net income		—	—	38,901	—	38,901
Other comprehensive income (loss):
Foreign currency translation adjustments		—	—	—	4,844	4,844
Minimum pension liability adjustment		—	—	—	2,439	2,439
Unrealized loss on equity investments		—	—	—	(1,134)	(1,134)

Comprehensive income						45,050
Shares issued in connection with stock based compensation and employee benefit plans	1,667,543	17	28,936	—	—	28,953
Shares purchased and retired	(1,450,391)	(15)	(27,931)	—	—	(27,946)

Balance at December 31, 2006	32,109,200	321	46,330	328,559	(9,173)	366,037
Net income		—	—	65,999	—	65,999
Other comprehensive income (loss):
Foreign currency translation adjustments		—	—	—	6,867	6,867
Minimum pension liability adjustment		—	—	—	8,641	8,641
Unrealized loss on equity investments		—	—	—	(1,284)	(1,284)

Comprehensive income						80,223
Impact of adoption of SFAS 158		—	—	—	(8,444)	(8,444)
Cumulative effect of change in accounting principle		—	—	1,440	—	1,440
Shares issued in connection with stock based compensation and employee benefit plans	2,091,252	21	45,180	—	—	45,201
Shares purchased and retired	(1,042,384)	(10)	(20,914)	—	—	(20,924)

Balance at December 31, 2007	33,158,068	332	70,596	395,998	(3,393)	463,533
Net income		—	—	32,056	—	32,056
Other comprehensive loss:
Foreign currency translation adjustments		—	—	—	(17,269)	(17,269)
Benefit plan adjustments		—	—	—	(32,125)	(32,125)
Unrealized loss on equity investments		—	—	—	(1,299)	(1,299)

Comprehensive loss						(18,637)
Shares issued in connection with stock based compensation and employee benefit plans	1,512,164	15	31,520	—	—	31,535
Shares purchased and retired	(3,065,896)	(31)	(92,169)	—	—	(92,200)

Balance at December 31, 2008	31,604,336	$316	$9,947	$428,054	$(54,086)	$384,231

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For The Years Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Cash flows from operating activities:
Net income	$32,056	$65,999	$38,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,022	35,119	13,823
Stock-based employee compensation expense	43,654	51,266	37,403
Net loss/(gain) on disposal of property, plant and equipment	249	1,013	(1,845)
Allowance for uncollectible accounts	2,172	1,952	3,523
Deferred income tax benefit	(24,789)	(55,339)	(56,524)
Distributed/(undistributed) earnings of unconsolidated affiliates	21,175	(6,071)	91,263
Changes in current assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	18,783	(53,869)	(142,468)
Prepaid expenses and other	22,376	(21,413)	(7,720)
Accounts payable and accrued subcontractor costs	3,670	45,351	55,581
Billings in excess of revenues	24,613	104,264	26,993
Employee related liabilities	4,447	32,855	31,078
Other accrued liabilities	(4,860)	(3,798)	9,685
Current taxes receivable/payable	(83)	(107,042)	(4,592)
Long-term employee related liabilities and other	9,371	(16,718)	22,863

Net cash provided by operating activities	244,856	73,569	117,964
Cash flows from investing activities:
Capital expenditures	(50,622)	(20,679)	(13,134)
Acquisitions and earnout payments, net of cash acquired	(24,570)	(176,116)	(2,018)
Investments in affiliates, net of distributions of capital	(23,774)	5,999	(11,673)
Purchases of available-for-sale investments	(6,975)	(224,440)	(76,131)
Proceeds from sale of available-for-sale investments	8,032	252,050	48,541
Proceeds from sale-leaseback of buildings, net and other	1,124	41,267	6,538

Net cash used in investing activities	(96,785)	(121,919)	(47,877)
Cash flows from financing activities:
Borrowings on long-term debt	1,072,318	441,402	456,900
Payments on long-term debt	(1,101,998)	(350,736)	(460,525)
Repurchases and retirements of stock	(109,395)	(36,931)	(37,145)
Excess tax benefits from stock-based compensation	6,881	3,425	2,606

Net cash (used in) provided by financing activities	(132,194)	57,160	(38,164)
Effect of exchange rate changes on cash	(25,700)	10,090	6,788

(Decrease)/increase in cash and cash equivalents	(9,823)	18,900	38,711
Cash and cash equivalents, beginning of year	$124,105	105,205	66,494

Cash and cash equivalents, end of year	$114,282	$124,105	$105,205

Supplemental disclosures:
Cash paid for interest	$14,860	$4,453	$2,848
Cash paid for income taxes	$48,295	$170,296	$84,607

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of business and significant accounting policies

  Summary of Business

        CH2M HILL Companies, Ltd. and subsidiaries (CH2M HILL) is a project delivery firm that was founded in 1946. CH2M HILL provides engineering, consulting, design, construction, procurement, operations and maintenance, and program management services to federal, state, municipal and local government entities and U.S. federal government agencies, as well as private industry, in the U.S. and internationally. CH2M HILL is an employee-owned Oregon corporation. A substantial portion of CH2M HILL's professional fees are derived from projects that are funded directly or indirectly by government entities.

  Principles of Consolidation and Basis of Presentation

        The consolidated financial statements include the accounts of CH2M HILL and all of its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. Partially owned affiliates and joint ventures are evaluated for consolidation in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. of America (U.S. GAAP). Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

  Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, revenue recognition, self insurance accruals, employee benefits, tax reserves, allowance for doubtful accounts, depreciation, amortization, asset valuations, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also make estimates in our assessments of potential losses in relation to threatened or pending legal and tax matters. See Note 16—Commitments and Contingencies. Actual results could differ from our estimates.

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

  Revenue Recognition

        CH2M HILL earns its revenue from different types of contracts, including cost-plus, fixed-price and time-and-materials. CH2M HILL evaluates each contractual arrangement to determine the appropriate authoritative literature to apply to recognize revenue. CH2M HILL primarily performs engineering and construction related services and recognizes revenue for these contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts. In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, or achievement of contract performance standards.

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

  Cash and Cash Equivalents

        CH2M HILL maintains a cash management system which provides for cash in the bank sufficient to pay checks as they are submitted for payment and invests cash in excess of this amount in interest bearing short-term investments such as certificates of deposit and commercial paper. These investments have original short-term maturities of less than three months and are considered cash equivalents in the consolidated balance sheets and statements of cash flows.

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

        Depreciation for owned property is based on the estimated useful lives of the assets using both straight-line and accelerated methods for financial statement purposes. Useful lives for buildings range from 10 to 30 years. Furniture, fixtures and equipment are depreciated over their useful lives from 2 to 10 years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.

  Other Long-Lived Assets

        CH2M HILL may acquire goodwill or other intangible assets in business combinations which are accounted for using the purchase method of accounting. Intangible assets are stated at fair value as of the date acquired in a business combination. CH2M HILL amortizes intangible assets with finite lives on a straight-line basis over their expected useful lives, currently up to seven years. Where there are no

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of business and significant accounting policies (Continued)

legal, regulatory, contractual or other factors that would reasonably limit the useful life of the intangible asset, such as goodwill or tradenames, management has determined that those intangible assets have an indefinite life and therefore are not amortized.

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

  Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consists of foreign currency translation adjustments, benefit plan adjustments, net of tax of $18.6 million, and unrealized gains/losses on equity investments, net of tax of $0.1 million. These components are included in the consolidated statements of shareholders' equity and comprehensive income. Taxes are not provided on the foreign currency translation gains and losses as deferred taxes are not provided on the unremitted earnings of the foreign subsidiaries to which they relate.

        The after-tax composition of accumulated other comprehensive loss consists of the following at December 31:

($ in thousands)	2008	2007
Foreign currency translation adjustments	$(6,808)	$10,461
Benefit plan adjustments, net of tax	(47,033)	(14,908)
Unrealized (loss) gain on equity investments, net of tax	(245)	1,054

	$(54,086)	$(3,393)

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

  Recently Adopted Accounting Standards

        On January 1, 2007, CH2M HILL adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 establishes a process to measure the impact of an uncertainty associated with an income tax position. Under FIN 48, the effect of an income tax position on the income tax provision must be recognized at the amount that is more likely than not to be sustained upon examination by the relevant taxing authority. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Under our previous policy, tax positions were recognized to the extent they were probable of being sustained. As a result of the implementation of FIN 48, we recognized a $1.4 million decrease in the liability for uncertain tax positions, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. See Footnote 11 for further discussion of the impact of adopting FIN 48.

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the U.S., and expands disclosures about fair value measurements. The provisions of SFAS 157 apply under other accounting pronouncements that require or permit fair value measurements; it does not expand the use of fair value in any new circumstances. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. At the February 6, 2008 FASB meeting, it was agreed to defer for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). CH2M HILL adopted SFAS 157 on January 1, 2008.

        On December 31, 2007, CH2M HILL adopted Statement of Financial Accounting Standard (SFAS) No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(R) (SFAS 158), which requires employers to recognize the funded status of pension and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. SFAS 158 also requires plan assets and benefit obligations to be measured as of the balance sheet date beginning December 31, 2008. See Footnote 14 for further discussion of the impact of adopting SFAS 158.

  Recently Issued Accounting Standards

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of business and significant accounting policies (Continued)

and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for CH2M HILL beginning January 1, 2009. This will change the accounting for acquisitions consummated after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for CH2M HILL beginning January 1, 2009. This will change the accounting for noncontrolling interests beginning January 1, 2009. Upon adoption, CH2M HILL reclassed its' minority interest to noncontrolling interests within equity.

(2) Accounts receivable, net

        Receivables are stated at net realizable values and consist of receivables billed to clients as well as receivables for which revenue has been earned but has not yet been billed. The U.S. federal government accounted for approximately 15% of CH2M HILL's net receivables at December 31, 2008 and 2007. No other customers exceeded 10% of total receivables at December 31, 2008 or 2007.

        The change in the allowance for uncollectible accounts consists of the following for the years ended December 31:

($ in thousands)	2008	2007	2006
Balance at beginning of year	$6,963	$8,317	$5,992
Provision charged to expense	2,172	1,952	3,523
Accounts written off	(4,344)	(3,436)	(1,051)
Other	(608)	130	(147)

Balance at end of year	$4,183	$6,963	$8,317

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investments in affiliates

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

        CH2M HILL's interests in certain joint ventures are considered variable interest entities (VIE's) under FIN 46(R). A VIE is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (b) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, or (c) the equity investors have voting rights that are not proportional to their economic interests. FIN 46(R) requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. For VIE's where CH2M HILL is not the primary beneficiary and those entities which are unconsolidated voting interest entities, CH2M HILL accounts for its investments in affiliated unconsolidated companies primarily using the equity method of accounting.

        CH2M HILL has classified entities identified as VIE's into two groups, the first of which includes those entities that CH2M HILL has consolidated under the guidance of FIN 46(R), as CH2M HILL is considered the primary beneficiary, and the second group which includes those entities which CH2M HILL was not required to consolidate. As of December 31, 2008, the assets and liabilities of VIE's that were consolidated were $142.9 million and $126.0 million, respectively. As of December 31, 2008, the assets and liabilities of the identified VIE's that were not consolidated were $255.9 million and $238.6 million, respectively.

        As of December 31, 2008 and 2007, the investments in unconsolidated affiliates were $37.3 million and $35.3 million, respectively. CH2M HILL's proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our joint ventures is equal to our current equity investment plus those entities' undistributed earnings. CH2M HILL provides certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. For the years ended December 31, 2008, 2007 and 2006, CH2M HILL reported revenue from these services of $104.7 million, $78.2 million and $61.4 million, respectively. These services are billed to the joint ventures in accordance with the provisions of the joint venture agreements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investments in affiliates (Continued)

        CH2M HILL has the following significant investments in affiliated unconsolidated companies accounted for under the equity method of accounting:

% Ownership
Domestic:
AGVIQ—CH2M HILL Joint Venture I	49.0%
AGVIQ—CH2M HILL Joint Venture II	49.0%
AGVIQ—CH2M HILL Joint Venture III	49.0%
ATKINSON/CH2M HILL, Joint Venture	30.0%
CH2M HILL /URS Team, Joint Venture	50.0%
CH2M HILL/ Western Summit Constructors Joint Venture	50.0%
CH2M—WG Idaho, LLC	50.5%
Clark-Nexsen/CH2M HILL—Norfolk	50.0%
Coastal Estuary Services	49.9%
Connecting Idaho Partners	49.0%
HEBL, Inc.	100.0%
IAP-Hill, LLC	25.0%
Kaiser-Hill Company, LLC	50.0%
Milwaukee Transportation Partners, LLC	50.0%
MW/CH2M HILL HILL, Joint Venture	50.0%
Nana/VECO Joint Venture	50.0%
National Security Technologies, LLC	10.0%
OMI/Thames Water Stockton, Inc.	50.0%
Parsons CH2M HILL Program Management Consultants, Joint Venture	47.5%
Stockton D/B Joint Venture	50.0%
TIC/LG Groton II Joint Venture	25.0%
Washington Closure, LLC	30.0%
Foreign:
CH2M HILL BECA, Ltd.	50.0%
CH2M HILL—Kunwon PMC	54.0%
CH2M HILL/Parsons, Joint Venture	50.0%
CH2M PB JV, Pte, Ltd.	50.0%
CHDE Water	50.0%
CHBM Water Joint Venture	50.0%
CLM Delivery Partner, Limited	37.5%
Coniisa	33.3%
CPG Consultants—CH2M HILL NIP Joint Venture	50.0%
ECC-VECO, LLC	50.0%
EMH/APCC Joint Venture	40.0%
First Canadian Water Infrastructure	49.0%
Golden Crossing Constructors, Joint Venture	33.3%
Luggage Point Alliance	50.0%
Maroochy Alliance Joint Venture	40.0%
OMI BECA, Ltd.	50.0%
SMNM/VECO Joint Venture.	50.0%
Water Purification Scheme Alliance Joint Venture	50.0%

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investments in affiliates (Continued)

        Summarized unaudited financial information for CH2M HILL's unconsolidated affiliates as of and for the years ended December 31 is as follows:

($ in thousands)	2008	2007
FINANCIAL POSITION:
Current assets	$485,684	$509,587
Noncurrent assets	85,056	67,574

	$570,740	$577,161

Current liabilities	$413,177	$424,202
Noncurrent liabilities	50,255	45,504
Owners' equity	107,308	107,455

	$570,740	$577,161

($ in thousands)	2008	2007	2006
RESULTS OF OPERATIONS:
Revenue	$2,370,361	$2,357,988	$1,308,959
Direct costs	2,273,332	2,209,273	1,258,642

Gross margin	97,029	148,715	50,317
General and administrative expenses	5,901	5,403	9,224

Operating income	91,128	143,312	41,093
Other income, net	2,790	2,654	4,403

Net income	$93,918	$145,966	$45,496

(4) Property, plant and equipment

        Property, plant and equipment consists of the following as of December 31:

($ in thousands)	2008	2007
Land	$25,409	$15,171
Buildings	66,775	59,892
Furniture, fixtures and equipment	189,210	180,923
Leasehold improvements	44,387	32,017

	325,781	288,003
Less: Accumulated depreciation	(111,744)	(73,655)

Net property, plant and equipment	$214,037	$214,348

        The depreciation expense reflected in the consolidated statements of income totaled $55.2 million in 2008, $24.2 million in 2007 and $9.1 million in 2006.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Other assets

        Other assets consists of the following as of December 31:

($ in thousands)	2008	2007
Employee benefit plan assets	$34,448	$49,489
Investment securities held-to-maturity	—	10,741
Other	2,513	2,933

	$36,961	$63,163

        The investment in securities held-to-maturity is due in April 2009 and accordingly is presented in other current assets as of December 31, 2008. See Note 9—Line of credit and long-term debt for further discussion.

(6) Acquisitions

        On September 7, 2007, CH2M HILL purchased all of the outstanding stock of VECO and substantially all of VECO's operating businesses as part of a strategic initiative to expand operations into the energy industry. The results of VECO have been included in the consolidated financial statements since that date and are included in the Industrial operating segment. VECO's employees provide engineering, construction and field support services to the energy, resource and process industries in Alaska, Canada, the U.S., Russia and the Middle East.

        In connection with the acquisition of VECO, the purchase agreement established a holdback contingency of $70.0 million relating to the potential future payment of known and unknown contingencies that may arise within three years after the date of acquisition. The amount is payable in various installments through September 2010. During 2008, CH2M HILL paid approximately $6.0 million of expenses on behalf of the former owners of VECO which were deemed distributions of the holdback contingency. In addition, during 2008, CH2M HILL made distributions from the holdback to the selling shareholders of VECO of $12.7 million. At December 31, 2008 and 2007, the outstanding balance payable under the holdback contingency was $51.3 million and $69.0 million, respectively.

        In the fourth quarter of 2007, CH2M HILL acquired the assets and liabilities of Trigon EPC, LLC (Trigon) for $31.0 million. Trigon is an engineering consulting firm that provides engineering services for pipeline and related facilities, specializing in projects for the crude oil, refined products, natural gas and energy industries. The operating results of Trigon are included in the Industrial operating segment.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Acquisitions (Continued)

        On February 29, 2008, CH2M HILL acquired Goldston Inc., a consulting engineering company providing marine, coastal, and municipal and transportation engineering services. The results of operations for this acquisition are reported in the Civil Infrastructure operating segment. The cost of the acquisition was $3.2 million.

(7) Goodwill and intangible assets

        Goodwill and the tradename as of December 31 consist of the following:

($ in thousands)	2008	2007
Goodwill	$134,840	$126,690
Tradename	20,326	20,326

	$155,166	$147,016

        Goodwill and the tradename were reviewed for impairment during the year ended December 31, 2008. Management's review of the recoverability of goodwill and the tradename indicated that there was no impairment. During 2008 and 2007, CH2M HILL recorded additional goodwill as a result of the acquisitions discussed above and earn-out targets being achieved on a previous acquisition.

        Intangible assets with finite lives consist of the following:

($ in thousands)	Cost	Accumulated Amortization	Net finite-lived intangible assets
December 31, 2008
Contracts-in-place	$2,513	$(2,513)	$—
Contracted backlog	58,871	(38,038)	20,833
Customer relationships	57,922	(10,651)	47,271
Non-compete agreements and other	1,100	(711)	389

Total finite-lived intangible assets	$120,406	$(51,913)	$68,493

December 31, 2007
Contracts-in-place	$2,513	(2,513)	$—
Contracted backlog	58,871	(9,679)	49,192
Customer relationships	58,162	(2,338)	55,824
Non-compete agreements and other	1,065	(474)	591

Total finite-lived intangible assets	$120,611	$(15,004)	$105,607

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Goodwill and intangible assets (Continued)

        All intangible assets are being amortized over their expected lives up to seven years. The amortization expense reflected in the consolidated statements of income totaled $36.8 million in 2008, $11.0 million in 2007 and $4.7 million in 2006. These intangible assets are expected to be fully amortized in 2014. At December 31, 2008, the future estimated amortization expense related to these intangible assets is (in thousands):

Year Ending:
2009	$27,746
2010	10,547
2011	8,515
2012	8,515
2013	8,274
Thereafter	4,896

$68,493

(8) Fair value of financial instruments

        Cash and cash equivalents, receivables, unbilled revenue, accounts payable and billings in excess of revenue are carried at cost, which approximates fair value due to their short maturities. Fair values of equity investments and short-term investments (available-for-sale securities), where a readily determinable market value exists, have been estimated using market prices or dealer quotes and are equal to the carrying value. The fair value of long-term debt, including the current portion, is estimated based on quoted market prices for the same or similar issues or on the current rates offered to CH2M HILL for debt of similar maturities. Management considers the market values and market prices level 1 inputs in accordance with the guidance of SFAS 157.

        The estimated fair values of CH2M HILL's financial instruments as of December 31 are as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
($ in thousands)
Long-term debt, including current portion	$175,875	$177,087	$197,787	$197,013

(9) Line of credit and long-term debt

        CH2M HILL is party to a credit agreement which provides for a $500.0 million revolving credit facility (RLOC) which expires on August 31, 2012. The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $250.0 million. While the credit agreement may be used for general corporate purposes and permitted acquisitions, it also provides that up to $250.0 million is available for the issuance of letters of credit to support various trade activities. At CH2M HILL's option, the credit agreement bears interest at a rate equal to either LIBOR plus 0.75% to 1.50%, or the lender's applicable base rate less a discount rate up to 0.25% based on CH2M HILL's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on CH2M HILL's ratio of funded debt to earnings before interest, taxes, depreciation and

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Line of credit and long-term debt (Continued)

amortization. As of December 31, 2008, CH2M HILL had $100.0 million in borrowings outstanding on the RLOC.

        In the first quarter, CH2M HILL entered into two derivative financial transactions to reduce the effects of interest rate changes on cash flows due to changes in interest rates on its outstanding debt. As of December 31, 2008, CH2M HILL had fixed its interest rate exposure on $50.0 million of the outstanding RLOC balance. The Company has not designated these derivative instruments as effective hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and therefore, interest expense related to periodic settlements on these interest rate swaps and the change in fair value of these swap agreements is recognized in interest income and other in the current period. These interest rate swaps mature in March 2010. The fair value of these derivative liabilities are approximately $1.0 million at December 31, 2008.

        The RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of December 31, 2008, CH2M HILL was in compliance with the covenants required by the credit agreement.

        At December 31, 2008, issued and outstanding letters of credit of $51.3 million were reserved against the borrowing base of the credit agreement, compared to $65.7 million at December 31, 2007.

        CH2M HILL's nonrecourse and other long-term debt, as of December 31 consist of the following:

($ in thousands)	2008	2007
Nonrecourse:
Mortgage payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$14,277	$15,126
Mortgage payable in monthly installments to December 2016, secured by real estate. The note bears interest at 6.59%	3,734	4,591
Mortgage payable in monthly installments to April 2009, secured by investment securities. The note bears interest at 8.06%	10,640	10,942

	28,651	30,659
Other:
Revolving credit facility	100,000	116,000
Equipment financing, due in monthly installments to September 2012, secured by equipment. These notes bear interest ranging from 6.00% to 8.00%	47,103	50,869
Shareholder notes payable	121	259

Total debt	175,875	197,787
Less current portion of debt	24,652	12,458

Total long-term portion of debt	$151,223	$185,329

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Line of credit and long-term debt (Continued)

        As a result of the acquisition of VECO, CH2M HILL holds U.S. Treasury securities as a contractual requirement for an outstanding nonrecourse mortgage. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because CH2M HILL has scheduled the maturity of these investments to meet debt service requirements of certain nonrecourse debt through April 2009 and has the ability and intent to hold these investments until maturity, these investments are classified as held-to-maturity and are included in prepaid and other assets. These investments are carried at cost, which approximates their fair value, and periodically evaluated for impairment. As of December 31, 2008, no impairment had occurred and the unrecognized holding losses are not significant.

        At December 31, 2008, future principal payments on long-term debt are as follows (in thousands):

Year Ending:
2009	$24,652
2010	14,196
2011	13,920
2012	110,239
2013	1,280
Thereafter	11,588

$175,875

(10) Operating lease obligations

        CH2M HILL has entered into certain noncancellable leases, which are being accounted for as operating leases. At December 31, 2008, future minimum lease payments are as follows (in thousands):

Year Ending:
2009	$129,266
2010	103,100
2011	81,562
2012	70,476
2013	58,829
Thereafter	150,455

$593,688

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Operating lease obligations (Continued)

        Rental expense charged to operations was $121.2 million, $119.4 million and $97.1 million during 2008, 2007 and 2006, respectively, including amortization of the deferred gain of $4.3 million, $1.4 million in 2008 and 2007, respectively. Certain of CH2M HILL's operating leases contain provisions for a specific rent-free period. CH2M HILL accrues rental expense during the rent-free period based on total expected rent payments to be made over the life of the related lease.

(11) Income taxes

        Income before provision for income taxes for the years ended December 31 consists of the following:

($ in thousands)	2008	2007	2006
U.S. income	$55,891	$72,463	$84,628
Foreign income (loss)	3,662	5,258	(20,947)

Income before taxes	$59,553	$77,721	$63,681

        The provision for income taxes for the years ended December 31 consists of the following:

($ in thousands)	2008	2007	2006
Current income tax expense:
Federal	$38,715	$29,967	$58,458
Foreign	(1,154)	12,983	10,423
State and local	14,725	12,438	12,423

Total current income tax expense	52,286	55,388	81,304
Deferred income tax benefit:
Federal	(22,507)	(36,819)	(44,048)
Foreign	2,462	3,797	(3,115)
State	(4,744)	(10,644)	(9,361)

Total deferred income tax benefit	(24,789)	(43,666)	(56,524)

Total income tax expense	$27,497	$11,722	$24,780

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Income taxes (Continued)

        The reconciliations of income tax computed at the U.S. federal statutory tax rate to CH2M HILL's effective income tax rate for the years ended December 31 are as follows:

($ in thousands)	2008	2007	2006
Pretax income	$59,553	$77,721	$63,681
Federal statutory rate	35%	35%	35%

Expected tax expense	20,844	27,202	22,288
Reconciling items:
State income taxes, net of federal benefit	5,620	2,064	1,636
Permanent expenses, exclusions and credits	(7,044)	832	1,966
Foreign permanent expenses, taxes, credits and other	7,136	(1,164)	3,418
Tax settlements	—	(15,259)	—
Other	941	(1,953)	(4,528)

Provision for income taxes	$27,497	$11,722	$24,780

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

($ in thousands)	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$14,962	$20,388
Investments in affiliates	1,471	7,153
Deferred recognition of income until collection occurs	15,734	4,763
Accrued employee benefits	165,253	131,085

Total deferred tax assets	197,420	163,389
Valuation allowance	(22,700)	(20,205)

Net deferred tax assets	174,720	143,184
Deferred tax liabilities:
Depreciation and amortization	42,148	55,801

Net deferred tax asset	$132,572	$87,383

        A valuation allowance is required to be established for those deferred tax assets that it is more likely than not that they will not be realized. The above valuation allowances relate primarily to foreign net operating losses of $46.2 million and $66.7 million for the years ended December 31, 2008 and 2007, respectively. Included in the total valuation allowance at December 31, 2008 is $4.0 million which was acquired with the VECO acquisition, which will not have future income tax effect. Taxable income within the applicable foreign subsidiary must be reported in order for the deferred tax asset to be realized. The foreign net operating losses can be carried forward for varying terms depending on the foreign jurisdiction.

        Undistributed earnings of CH2M HILL's foreign subsidiaries amounted to approximately $44.3 million at December 31, 2008. These earnings are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, CH2M HILL would be subject to U.S. income taxes

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Income taxes (Continued)

(subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to reduce the resulting U.S. tax liabilities.

        The tax benefit from share-based compensation awards for the years ended December 31, 2008 and 2007 was $6.9 million and $3.5 million, respectively. These amounts are reflected as additions to additional paid-in capital in the consolidated statements of shareholders' equity and comprehensive income and are reported as financing activities in the 2008 and 2007 consolidated statements of cash flows.

        As of December 31, 2008 and 2007, we had $25.4 million and $10.6 million, respectively, recorded as a liability for uncertain tax positions. While our 2008 effective tax rate was favorably impacted by the recognition of additional research and experimentation tax credits for prior years, an additional liability for the uncertainty related to research and experimentation credits was also established. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2008 is as follows (in thousands):

Balance at January 1, 2008	$9,020
Additions for current year tax positions	6,086
Additions for prior year tax positions	10,467
Reductions for prior year tax positions	(2,408)
Settlement with taxing authorities	(820)
Reductions as a result of lapse of applicable statue of expirations	(704)

Balance at December 31, 2008	$21,641

        Included in the balance at December 31, 2008, are $21.2 million in tax positions that if recognized would affect the effective tax rate. It is also reasonably possible that of the total amount of unrecognized tax benefits at December 31, 2008, the reserve could experience a significant change within twelve months of the reporting date related to federal and state research and experimentation tax credits as a result of tax authority settlement and statute expiration. The estimated range of unrecognized change is zero to approximately $5.5 million as of December 31, 2008.

        CH2M HILL recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 and December 31, 2007, CH2M HILL has approximately $3.8 million and $1.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

        CH2M HILL files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S. and Canada. With few exceptions, CH2M HILL is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 2001.

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

        Reconciliations of basic and diluted EPS for the years ended December 31 are as follows:

($ in thousands)	2008	2007	2006
Numerator:
Net income	$32,056	$65,999	$38,901

Denominator:
Basic weighted-average shares outstanding	33,487	32,864	32,420
Dilutive effect of common stock equivalents	889	644	627

Diluted adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	34,376	33,508	33,047

Basic net income per share	$0.96	$2.01	$1.20

Diluted net income per share	$0.93	$1.97	$1.18

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

        During 2008, the return on the plan assets exceed the liability due to plan participants by $14.3 million and thus compensation expense was decreased by this amount. Compensation expense was $4.3 million, and $4.1 million for the years ended December 31, 2007, and 2006, respectively. The total of participant deferrals, which is reflected in long-term employee related liabilities and other, was $33.8 million and $44.5 million at December 31, 2008 and 2007, respectively. The decrease in liabilities is a result of declines in market values.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Employee benefit plans (Continued)

  Stock Option Plans

        CH2M HILL's 1999 and 2004 stock option plans were approved by the Board of Directors and shareholders to reserve 8,000,000 and 5,000,000 shares, respectively, of CH2M HILL common stock for issuance upon exercise of stock options granted under these plans. Stock options are granted at an exercise price equal to the fair market value of CH2M HILL's common stock at the date of grant. Stock options granted generally become exercisable 25%, 25% and 50% after one, two and three years, respectively, and have a term of five years from date of grant. The 1999 stock option plan expired on December 31, 2008. The following table summarizes the activity relating to the 1999 and 2004 stock option plans during 2008:

Stock Options:	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	4,118,917	$16.83
Granted	1,000,792	$31.17
Exercised	(1,043,920)	$13.21
Forfeited	(103,030)	$22.95
Expired	(33,465)	$13.26

Outstanding at December 31, 2008	3,939,294	$21.21

Exercisable at December 31, 2008	1,620,051	$16.14
Available for future grants	2,368,950

        The weighted-average remaining contractual term for all options outstanding at December 31, 2008 and 2007 was 2.8 years, and the aggregate intrinsic value was $38.1 million and $45.8 million, respectively. The weighted-average remaining contractual term for options vested and exercisable at December 31, 2008 and 2007 was 1.7 years and 1.5 years, respectively, and the aggregate intrinsic value was $23.7 million and $25.6 million, respectively. The remaining unrecognized compensation expense related to nonvested awards as of December 31, 2008 is $7.0 million. CH2M HILL expects to recognize this compensation expense over the weighted average remaining recognition period of 1.7 years, subject to forfeitures that may occur during that period. CH2M HILL received $3.5 million, $2.9 million and $3.3 million from options exercised during the years ended December 31, 2008, 2007 and 2006, respectively. CH2M HILL's stock option plans also allow participants to satisfy the exercise price by tendering shares of company stock that have been owned by the participants for at least six months. The intrinsic value associated with exercises was $13.1 million, $8.7 million and $6.7 million during the years ended December 31, 2008, 2007 and 2006, respectively.

        CH2M HILL adopted SFAS 123(R) on January 1, 2006, using the prospective method. The provisions of SFAS 123(R) apply to new grants on or after January 1, 2006. CH2M HILL measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the twelve months ended

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Employee benefit plans (Continued)

December 31, 2008 and 2007 was $5.90 and $4.49, respectively. The following assumptions were used in determining the fair value of options granted during 2008 and 2007:

	2008	2007
Risk-free interest rate	2.97%	4.98%
Expected dividend yield	0.00%	0.00%
Expected option life	4.25 Years	4.26 Years
Expected stock price volatility	15.82%	11.36%

        CH2M HILL estimates the expected term of options granted based on historical experience of employee exercise behavior. CH2M HILL estimates the volatility of its common stock by using the weighted-average of historical volatility over the same period as option term. CH2M HILL uses the Treasury Yield Curve rates for the risk-free interest rate in the option valuation model with maturities similar to the expected term of the options. CH2M HILL does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. CH2M HILL is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. CH2M HILL uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards.

        The total compensation expense recognized under SFAS 123(R) for stock options granted in 2008, 2007 and 2006 was $4.1 million, $2.2 million and $0.5 million, respectively. No compensation expense related to stock options was required prior to the adoption of SFAS 123(R) on January 1, 2006.

  Payroll Deduction Stock Purchase Plan

        In November 1999, CH2M HILL established the Payroll Deduction Stock Purchase Plan (PDSPP) which provides for the purchase of common stock at 90% of the market value as of the date of purchase through payroll deductions by participating employees. CH2M HILL has reserved 13,000,000 shares of common stock to be issued under the PDSPP. Eligible employees may purchase common stock totaling up to 15% of an employee's compensation through payroll deductions. An employee cannot purchase more than $25,000 of common stock under the PDSPP in any calendar year. The PDSPP is intended to qualify under Section 423 of the Internal Revenue Code (IRC). The PDSPP is not intended to qualify under Section 401(a) of the IRC and is not subject to ERISA. Our PDSPP is non-compensatory under SFAS 123(R) since the plan is available to all shareholders and incorporates no option features such as a look-back period. Accordingly, no compensation expense is recognized in the financial statements for the PDSPP. During the years ended December 31, 2008, 2007 and 2006, a total of 784,125 shares, 667,407 shares and 712,919 shares, respectively, were issued under the PDSPP, for total proceeds of $21.7 million, $13.5 million and $11.9 million, respectively.

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

        During the years ended December 31, 2008, 2007 and 2006, a total of 2,050, 3,619 and 2,120 phantom stock units, respectively, were granted under the Phantom Stock Plan. At December 31, 2008, there were 60,969 units outstanding.

        The weighted-average fair values of the units granted under the Phantom Stock Plan during 2008, 2007 and 2006 were $30.32, $19.63 and $18.72, respectively.

        Compensation expense related to the Phantom Stock Plan during 2008, 2007 and 2006 was $0.3 million, $0.8 million, and $0.4 million, respectively.

        The following table summarizes the activity relating to the Phantom Stock Plan during 2008:

Number of Units
Balance at December 31, 2007	76,526
Granted	2,050
Exercised	(17,607)
Cancelled	—

Balance at December 31, 2008	60,969

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

        Compensation expense related to the SARs Plan amounted to $0.4 million, $1.3 million and $0.5 million in 2008, 2007 and 2006, respectively.

        The following table summarizes the activity relating to the SARs Plan during 2008:

	Number of Rights	Weighted Average Exercise Price
Balance at December 31, 2007	140,713	$14.29
Granted	9,800	$31.29
Exercised	(65,548)	$12.73
Cancelled	(4,612)	$21.56

Balance at December 31, 2008	80,353	$17.25

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Employee benefit plans (Continued)

  Short Term Incentive Plan

        In January 2000, CH2M HILL established the Short Term Incentive Plan (STIP) to aid in the motivation, recruitment, retention and reward of employees. Management determines which employees, directors, and eligible consultants participate in the STIP. During the years ended December 31, 2008, 2007 and 2006, a total of 604,333 shares, 634,680 shares and 599,471 shares, respectively, were issued under the STIP.

        The fair values of the shares issued under the STIP during 2008, 2007 and 2006 were $30.32, $19.63 and $18.72, respectively.

        Compensation expense related to common stock awards under the STIP amounted to $11.2 million, $18.8 million and $12.6 million in 2008, 2007 and 2006, respectively.

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

        During the years ended December 31, 2008, 2007 and 2006, a total of 262,837 shares, 364,825 shares and 181,351 shares, respectively, were issued under the LTIP at a fair value of $30.32, $19.63 and $18.72 per share, respectively.

        Compensation expense related to common stock awards under the LTIP amounted to $11.8 million, $11.1 million and $9.4 million in 2008, 2007 and 2006, respectively.

  Restricted Stock Plan

        In January 2000, CH2M HILL established the Restricted Stock Plan which provides eligible individuals with added incentives to continue in the long-term service of CH2M HILL. The awards are made for no consideration and vest over various periods, but are considered outstanding at the time of grant. During the years ended December 31, 2008, 2007 and 2006, a total of 70,405 shares, 263,942 shares and 357,783 shares, respectively, were granted under the Restricted Stock Plan.

        CH2M HILL recognizes compensation costs, net of estimated forfeitures, over the vesting term based on the fair value of the restricted stock at the date of grant. The amount of compensation expense recognized under the Restricted Stock Plan was $3.8 million, $3.0 million and $2.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. In determining the amount of compensation expense, CH2M HILL has estimated that forfeitures of restricted stock shares will be less than 2% of total restricted stock shares outstanding based upon prior experience. As of December 31, 2008, there was $5.7 million of unrecognized compensation costs related to non-vested restricted stock grants. The cost is expected to be recognized over a weighted average period of 2.9 years.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Employee benefit plans (Continued)

        The following table summarizes the activity relating to the Restricted Stock Plan during 2008:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2007	614,507	$19.51
Granted	70,405	$30.71
Vested	(136,218)	$18.47
Cancelled and expired	(10,913)	$22.98

Balance at December 31, 2008	537,781	$21.16

        The weighted-average fair values of the shares granted under the Restricted Stock Plan during 2008, 2007 and 2006 were $30.71, $22.72 and $18.08, respectively.

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

        Expenses related to matching contributions made in cash for the 401(k) Plan for 2008, 2007 and 2006 were $25.9 million, $22.6 million and $18.7 million, respectively. Expenses related to defined contributions made in common stock for the 401(k) Plan for 2008, 2007 and 2006 were $14.9 million, $12.1 million and $10.9 million, respectively.

  Pension and Other Postretirement Benefits

        CH2M HILL has three noncontributory defined benefit pension plans. Plan benefits in two of the plans were frozen while one plan remains active. Benefits are based on years of service and compensation during the span of employment.

        CH2M HILL sponsors a medical benefit plan for retired employees of certain subsidiaries. The plan is contributory, and retiree premiums are based on years of service at retirement. The benefits contain limitations and a cap on future cost increases. CH2M HILL funds postretirement medical benefits on a pay-as-you-go basis.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee retirement plans (Continued)

        CH2M HILL also has a supplemental executive retirement plan that will provide an additional retirement benefit to certain senior executives if they remain employed and retire from CH2M HILL on or after age 65. The amount of the annual benefit, which may change from time-to-time based on the decision of the Board of Directors of CH2M HILL, currently is equal to 50% of the participant's projected base salary for fiscal year 2008. The benefit is reduced by the value of the offsetting retirement benefits paid by CH2M HILL under other plans. For the years ended December 31, 2008, 2007 and 2006, CH2M HILL expensed $0.8 million, $1.0 million, and $1.4 million, respectively, for the anticipated benefit obligations.

        On December 31, 2007, the Company adopted SFAS 158 which requires employers to (i) recognize the funded status of their defined benefit pension and other postretirement plans on the consolidated balance sheet, (ii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost and (iii) measure defined benefit plan assets and obligations as of the date of the employer's statement of financial position. The Company adopted the recognition and disclosure requirements of SFAS 158 as of December 31, 2007. The impact of adopting these provisions was an increase in net liabilities for pension and postretirement health care benefits of $14.0 million and an increase in accumulated other comprehensive loss of $8.4 million, net of taxes. In accordance with SFAS 158, the Company changed its measurement date from October 31 to December 31 in 2008. The impact of the change in the measurement date was not significant and proportionaltely allocated to current period benefit cost and AOCI.

        The Company expects to make contributions of $1.4 million to the pension plans in 2009. The pension, non-qualified pension and post-retirement healthcare benefit payments, including expected future services, are expected to be paid from plan assets and operating cash flow as follows:

($ in thousands)	Pension Plans	Non-Qualified Pension Plans	Post-Retirement Benefit Plans
2009	$6,312	$131	$1,356
2010	6,839	2,919	1,567
2011	7,384	120	1,771
2012	8,241	675	2,026
2013	9,034	109	2,252
2014-2018	58,277	7,014	14,595

	$96,087	$10,968	$23,567

  Benefit Expense

        The measurement dates used to determine pension, non-qualified pension and other post-retirement benefits for the plans are December 31, 2008, and October 31 for 2007 and 2006. The actuarial assumptions used to compute the net pension benefit expense, non-qualified pension benefit

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee retirement plans (Continued)

expense and post-retirement benefit expense are based upon information available as of the beginning of the year, as presented in the following table.

	Pension Plans			Non-Qualified Pension Plans			Post-Retirement Benefit Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Actuarial assumptions at beginning of year:
Discount rate	6.25%	5.80%	5.75%	6.25%	5.80%	5.75%	6.25%	5.80%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	na	na	na	na	na	na
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	na	na	na	na	na	na
Initial healthcare costs trend rate	na	na	na	na	na	na	6.51%	6.51%	6.65%
Ultimate healthcare cost trend rate	na	na	na	na	na	na	4.50%	4.50%	4.05%
Year ultimate trend rate is reached	na	na	na	na	na	na	2011	2011	2011

na—not applicable

        The components of the pension benefit expense, non-qualified pension benefit expense and post-retirement benefit expense for the years ended December 31 are detailed below:

	Pension Plans			Non-Qualified Pension Plans			Post-Retirement Benefit Plans
($ in thousands)	2008	2007	2006	2008	2007	2006	2008	2007	2006
Service costs	$4,229	$4,267	$4,128	$168	$275	$249	$3,510	$2,988	$1,475
Interest costs	9,213	8,649	8,183	324	325	357	2,655	2,005	1,287
Expected return on plan assets	(11,550)	(9,866)	(9,012)	—	—	—	—	—	—
Amortization of transition (asset)/obligation	(2)	(9)	(9)	—	—	—	349	299	299
Amortization of prior service costs	87	87	87	297	297	413	394	541	27
Recognized net actuarial loss (gain)	91	1,674	2,066	6	100	334	203	209	—

Net expense included in current income	$2,068	$4,802	$5,443	$795	$997	$1,353	$7,111	$6,042	$3,088

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee retirement plans (Continued)

  Benefit Obligations

        The actuarial assumptions used to compute the benefit obligations for the plans which are based upon information available as of December 31 are:

	Pension Plans		Non-Qualified Pension Plans		Post-Retirement Benefit Plans
	2008	2007	2008	2007	2008	2007
Actuarial assumptions at end of year:
Discount rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%
Rate of compensation increase	4.00%	4.00%	na	na	na	na
Initial healthcare cost trend rate	na	na	na	na	6.51%	6.51%
Ultimate healthcare cost trend rate	na	na	na	na	4.50%	4.50%
Year ultimate trend rate is reached	na	na	na	na	2011	2011

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

        The following table summarizes the change in benefit obligation for the pension, non-qualified pension and post-retirement benefit plans and change in plan assets for the pension plans for the years ended December 31:

	Pension Plans		Non-Qualified Pension Plans		Post-Retirement Benefit Plans
($ in thousands)	2008	2007	2008	2007	2008	2007
Benefit obligation accrued at beginning of year	$150,263	$151,739	$5,305	$5,771	$36,838	$25,731
Service cost	4,229	4,267	168	275	3,514	2,987
Interest cost	9,213	8,649	330	325	2,658	2,005
Plan contributions	—	—	—	—	2,527	1,192
Actuarial loss (gain)	3,788	(9,514)	1,564	(833)	273	7,358
Benefits paid	(6,421)	(4,878)	(953)	(233)	(3,909)	(2,435)

Benefit obligation at end of year	$161,072	$150,263	$6,414	$5,305	$41,901	$36,838

Fair value of plan assets at beginning of year	146,395	124,799	—	—	—	—
Actual (loss) gain on plan assets	(37,329)	21,996	—	—	—	—
Employer & employee contributions	2,812	4,478	—	—	—	—
Benefits paid	(6,421)	(4,878)	—	—	—	—

Fair value of plan assets at end of year	$105,457	$146,395	—	—	—	—

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee retirement plans (Continued)

        The weighted-average asset allocations for the benefit plans as of December 31, 2008 and 2007 by asset category are as follows:

	Pension Plans
	2008	2007
Equity	49%	76%
Debt	50%	23%
Real estate	0%	0%
Other	1%	1%

Total	100%	100%

        The investment philosophy for the pension plans is based on a balanced asset approach allocated primarily between equity securities and debt securities. At December 31, 2008, the equity security holdings were distributed in large and small cap index funds and an international fund. The debt securities consist of two fixed income funds. The Company uses long-term historical actual return experience with consideration of the expected investment mix of the plans' assets, as well as future estimates of long-term investment returns to develop its expected rate of return assumption used in calculating the net periodic pension cost.

        The following table summarizes the effect of a 1% change in the health care cost trend rate (HCCTR) on the postretirement obligation and costs:

($ in thousands)	2008	2007
Effect of 1% increase in HCCTR as of December 31 on:
Postretirement benefit obligation	$580	$494
Total of service and interest cost components	112	113
Effect of 1% decrease in HCCTR for the year ended December 31 on:
Postretirement benefit obligation	(378)	(324)
Total of service and interest cost components	(85)	(80)

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee retirement plans (Continued)

  Funded Status

        The following table presents the funded status of the pension, non-qualified pension and post-retirement benefit plans at December 31, 2008:

($ in thousands)	Pension Plans	Non-Qualified Pension Plans	Post-Retirement Benefit Plans
Projected benefit obligation	$161,072	$6,414	$—
Accumulated benefit obligation	—	—	41,901
Fair value of plan assets	105,457	—	—

Underfunded status	$(55,615)	$(6,414)	$(41,901)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$63,324	$1,678	$6,586
Net prior service cost	343	712	3,289
Transition obligation (asset)	—	—	1,147

Total	$63,667	$2,390	$11,022

Amounts to be recognized in 2009 as a component of net periodic cost:
Net actuarial loss	$4,382	$171	$185
Transition obligation (asset)	—	—	299
Net prior service cost (credit)	87	297	336

Total	$4,469	$468	$820

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee retirement plans (Continued)

        The following table presents the funded status of the pension, non-qualified pension and post-retirement benefit plans at December 31, 2007:

	Pension Plans
			Non-Qualified Pension Plans	Post-Retirement Benefit Plans
($ in thousands)	Overfunded	Underfunded
Projected benefit obligation	$94,293	$55,970	$5,305	$—
Accumulated benefit obligation	—	—	—	36,838
Fair value of plan assets	95,812	50,583	—	—

Funded (unfunded) status	$1,519	$(5,387)	$(5,305)	$(36,838)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$10,562	$515	$124	$6,791
Net prior service cost	—	444	1,008	3,705
Transition obligation (asset)	—	(2)	—	1,496

Total	$10,562	$957	$1,132	$11,992

Amounts to be recognized in 2008 as a component of net periodic cost:
Net actuarial loss	$91	$—	$6	$28
Transition obligation (asset)	—	(2)	—	299
Net prior service cost (credit)	—	87	297	541

Total	$91	$85	$303	$868

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Segment information (Continued)

        Certain financial information for each segment is provided below (in thousands):

2008	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$1,471,627	$1,532,226	$2,586,053	$—	$5,589,906
Equity in earnings of joint ventures and affiliated companies	41,371	(12,137)	4,998	—	34,232
Depreciation and amortization	3,447	7,052	81,523	—	92,022
Operating income (loss)	66,319	42,112	22,475	(57,925)	72,981
Segment assets	617,779	564,522	789,540	—	1,971,841

2007	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$1,246,570	$1,451,506	$1,678,162	$—	$4,376,238
Equity in earnings of joint ventures and affiliated companies	30,006	6,987	7,191	—	44,184
Depreciation and amortization	3,097	3,931	28,091	—	35,119
Operating income (loss)	71,955	73,048	(16,492)	(49,393)	79,118
Segment assets	509,097	501,478	899,371	—	1,909,946

2006	Federal	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$1,435,724	$1,298,276	$1,272,944	$—	$4,006,944
Equity in earnings of joint ventures and affiliated companies	12,894	3,614	492	—	17,000
Depreciation and amortization	4,126	4,316	5,381	—	13,823
Operating income (loss)	87,404	61,301	(68,592)	(16,476)	63,637
Segment assets	306,650	341,185	631,706	—	1,279,541

        In September and October of 2007, the Company acquired VECO and Trigon, respectively, and as a result revenue and depreciation and amortization reported by the Industrial segment increased substantially. Substantially all of CH2M HILL's $134.8 million of goodwill is allocated to the Industrial segment. During 2008, a significant loss was recognized in the Civil Infrastructure segment on a transportation project held within one of our joint ventures. The equity in earnings in our Federal segment has increased year over year due to favorable results related to the London 2012 Olympic Delivery Authority Project. During the year ended 2006, the Industrial segment recognized a loss related to a manufacturing facility project. This project experienced increased costs due to project delivery issues and increased commodity prices. In addition, the clean up efforts required from Hurricane Katrina caused significant shortages in experienced craft laborers in the area and thus materially increased wage rates and reduced overall productivity. After completion of this contract in 2006, CH2M HILL experienced significant operational improvements in 2007.

        CH2M HILL derived approximately 26%, 28% and 35% of its total revenues from contracts with the U.S. federal government in 2008, 2007 and 2006, respectively.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Segment information (Continued)

        Revenue is attributed to the country in which the services are performed. Although CH2M HILL provides services in numerous countries, no single country outside of the U.S. accounted for a significant portion of the total consolidated revenue. Total U.S. and international revenue for the years ended December 31 were as follows:

($ in thousands)	2008	2007	2006
U.S.	$4,584,498	$3,718,489	$3,435,651
International	1,005,408	657,749	571,293

Total	$5,589,906	$4,376,238	$4,006,944

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

        Commercial commitments outstanding as of December 31, 2008 are summarized below:

	Amount of Commitment Expiration Per Period
($ in thousands)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed
Letters of credit	$45,025	$6,295	$—	$—	$51,320
Surety and bid bonds	1,231,025	426,348	—	—	1,657,373

Total	$1,276,050	$432,643	$—	$—	$1,708,693

        CH2M HILL is party to various contractual guarantees and legal actions arising in the normal course of business. Because a large portion of CH2M HILL's business comes from federal, state and municipal sources, CH2M HILL's procurement practices at times are also subject to review and occasional investigations by U.S. and state attorneys offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. government contracting. These investigations often take years to complete and many result in no adverse action. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcomes of pending proceedings are often difficult to predict, CH2M HILL's management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover CH2M HILL's liabilities, if any, with regard to such claims. Any amounts that are probable of payment including legal fees incurred to defend, by CH2M HILL are accrued when such amounts are estimable.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Commitments and contingencies (Continued)

        On July 27, 2007, our subsidiary, CH2M Hanford Group ("CH2M Hanford") caused a spill of approximately 85 gallons of radioactive waste, during routine maintenance operations on the Hanford Reservation owned by the U.S. Department of Energy ("DOE"). No one was injured, and the DOE's accident investigation concluded that "[because] of low concentrations and short duration of the exposure, it is not likely that the spill event caused an overexposure or chronic health impacts." CH2M Hanford took all prompt and appropriate steps to formulate and implement a corrective action plan that has been accepted by the DOE. In connection with the event, the DOE's Office of Health, Safety and Security has conducted an investigation under its Price Anderson Act nuclear safety authority. The DOE has not yet taken any formal action against CH2M Hanford as a result of this investigation. The DOE has broad discretion in setting fines, but it takes into account a contractor's prompt acceptance of responsibility and the formulation of an appropriate corrective action plan, which is what CH2M HILL has done to what we believe to be the DOE's satisfaction. The Washington Department of Ecology imposed a fine of $500,000 to DOE under the Tri-Party Agreement as a result of the spill. A settlement agreement was negotiated whereby $250,000 of the fine was held in abeyance for twelve months pending no further incidents, CH2M HILL contributed certain equipment to the Tri-County emergency response team and the DOE performed services to improve emergency radio response. Finally, the Environmental Protection Agency ("EPA") proposed to fine both the DOE and CH2M HILL in connection with the spill. CH2M HILL ultimately settled that fine for an immaterial amount. CH2M HILL's management does not believe that this event will materially impact CH2M HILL's business or results of operations.

        On September 7, 2007, CH2M HILL acquired VECO and substantially all of its operating businesses. Prior to the acquisition, on May 2, 2007, the founder, then chief executive officer and principal shareholder of VECO, Bill Allen, entered into a plea agreement with the U.S. Department of Justice pursuant to which he agreed to plead guilty to certain criminal charges involving bribery of public officials, violation of campaign contribution laws, and tax fraud. In connection with the investigation of the allegations against Mr. Allen, the U.S. Department of Justice, the Internal Revenue Service and certain State of Alaska government agencies commenced investigations of VECO and certain of its other employees. In the process of reviewing VECO's business and operations prior to the acquisition, CH2M HILL engaged in special due diligence designed to address concerns related to the conduct of VECO's past operations and various investigations underway by the Department of Justice, the Internal Revenue Service and certain State of Alaska government agencies. Although CH2M HILL was satisfied with the results of the due diligence review, no assurances can be given that the ongoing investigations will not result in civil or criminal charges against VECO, now a subsidiary of CH2M HILL. Any such charges and related publicity could have an adverse effect on CH2M HILL's reputation in the business community or future business operations.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Quarterly financial information (unaudited)

        CH2M HILL's quarterly financial information for the years ended December 31, 2008 and 2007 is as follows:

(In thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the Year Ended
2008
Revenue	$1,254,653	$1,339,640	$1,446,979	$1,548,634	$5,589,906
Operating income	12,112	9,927	19,454	31,488	72,981
Net income	5,832	2,925	9,910	13,389	32,056
Net income per common share
Basic	$0.17	$0.09	$0.29	$0.40	$0.96
Diluted	$0.17	$0.08	$0.29	$0.40	$0.93
2007
Revenue	$959,091	$1,000,755	$1,162,178	$1,254,214	$4,376,238
Operating income	12,071	22,505	21,949	22,593	79,118
Net income	8,009	24,685	18,488	14,817	65,999
Net income per common share
Basic	$0.25	$0.75	$0.56	$0.45	$2.01
Diluted	$0.24	$0.74	$0.55	$0.44	$1.97

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, Douglas County, State of Colorado, on February 23, 2009.

CH2M HILL COMPANIES, LTD.
By:	/s/ M. CATHERINE SANTEE M. Catherine Santee Senior Vice President and Chief Financial Officer
By:	/s/ JOANN SHEA JoAnn Shea Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated, through their attorney-in-fact as appointed in the power of attorney of February 23, 2009 included as Exhibit 24.1 filed herewith.

Signature	Title	Date

/s/ LEE A. MCINTYRE Lee A. McIntyre	Chief Executive Officer (Principal Executive Officer)	February 23, 2009
/s/ M. CATHERINE SANTEE M. Catherine Santee	Chief Financial Officer (Principal Financial Officer)	February 23, 2009
/s/ JOANN SHEA JoAnn Shea	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2009
* Ralph R. Peterson	Director, Chairman of the Board	February 23, 2009
* Robert G. Card	Director	February 23, 2009
* Carolyn Chin	Director	February 23, 2009
* William T. Dehn	Director	February 23, 2009
* Jerry D. Geist	Director	February 23, 2009
* Garry M. Higdem	Director	February 23, 2009
* Mark A. Lasswell	Director	February 23, 2009
* Joan M. Miller	Director	February 23, 2009

Signature	Title	Date

* David B. Price	Director	February 23, 2009
* Jacqueline C. Rast	Director	February 23, 2009
* Michael A. Szomjassy	Director	February 23, 2009
* Barry L. Williams	Director	February 23, 2009

*By:	/s/ M. CATHERINE SANTEE M. Catherine Santee, as attorney- in- fact