Form 10-Q
period 2009-03-31
CH2M HILL COMPANIES LTD
filed 2009-05-06
CIK 777491

Use these links to rapidly review the document
CH2M HILL COMPANIES, LTD. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of the registrant's common stock as of April 29, 2009 was 32,104,088.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$111,614	$114,282
Available-for-sale securities	970	327
Receivables, net—
Client accounts	572,445	670,243
Unbilled revenue	421,028	446,763
Other	16,840	13,280
Current deferred income taxes	55,156	50,246
Prepaid expenses and other current assets	103,768	82,395

Total current assets	1,281,821	1,377,536
Investments in unconsolidated affiliates	47,909	37,322
Property, plant and equipment, net	205,217	214,037
Goodwill	134,903	134,840
Intangible assets, net	80,054	88,819
Deferred income taxes	82,733	82,326
Other assets	31,956	36,961

Total assets	$1,864,593	$1,971,841

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$24,587	$24,652
Accounts payable and accrued subcontractor costs	375,253	447,747
Billings in excess of revenue	278,325	289,230
Accrued payroll and employee related liabilities	219,187	278,684
Other accrued liabilities	94,103	93,309

Total current liabilities	991,455	1,133,622
Long-term employee related liabilities and other	332,955	300,247
Long-term debt	138,672	151,223

Total liabilities	1,463,082	1,585,092
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,866,778 and 31,604,336 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	319	316
Additional paid-in capital	17,059	9,947
Retained earnings	436,383	428,054
Accumulated other comprehensive loss	(60,986)	(54,086)

Total CH2M HILL common shareholders' equity	392,775	384,231
Noncontrolling interests	8,736	2,518

Total equity	401,511	386,749

Total liabilities and shareholders' equity	$1,864,593	$1,971,841

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
Gross revenue	$1,334,083	$1,254,653
Equity in earnings of joint ventures and affiliated companies	10,868	11,969
Operating expenses:
Direct cost of services and overhead	(1,068,867)	(1,020,530)
General and administrative	(254,745)	(233,361)

Operating income	21,339	12,731
Interest income (expense):
Interest income and other	196	909
Interest expense	(2,198)	(4,120)

Income before provision for income taxes	19,337	9,520
Provision for income taxes	(5,489)	(3,079)

Net income	13,848	6,441
Less: Net income attributable to noncontrolling interests	(5,519)	(609)

Net income attributable to CH2M HILL	$8,329	$5,832

Net income per common share:
Basic	$0.26	$0.17

Diluted	$0.26	$0.17

Weighted average number of common shares:
Basic	31,701,935	33,530,521

Diluted	32,395,705	34,440,188

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income attributable to CH2M HILL	$8,329	$5,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,163	22,739
Stock-based employee compensation expense	9,135	8,949
Income attributable to noncontrolling interests	5,519	609
Loss on disposal of property, plant and equipment	264	120
Allowance for uncollectible accounts	4,866	105
Deferred income taxes	(5,655)	(2,809)
Undistributed earnings and losses of unconsolidated affiliates	(10,867)	(11,969)
Distributions from unconsolidated affiliates	9,163	10,050
Change in assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	120,658	63,153
Prepaid expenses and other	(15,967)	5,554
Accounts payable and accrued subcontractor costs	(72,878)	(92,921)
Billings in excess of revenue	(11,802)	6,665
Employee related liabilities	(39,855)	2,948
Other accrued liabilities	793	(11,877)
Current income taxes	—	(10,490)
Long term liabilities and other	32,708	(3,326)

Net cash provided by (used in) operating activities	56,574	(6,668)
Cash flows from investing activities:
Capital expenditures	(5,478)	(11,118)
Acquisitions and earn-out payments, net of cash acquired	—	(5,609)
Investments in affiliates	(18,283)	(24,698)
Distributions of capital from affiliates	8,147	12,933
Purchases of investments	—	(5,000)
Proceeds from sale of investments	—	1,054

Net cash used in investing activities	(15,614)	(32,438)
Cash flows from financing activities:
Borrowings on line of credit and long-term debt	251,800	278,000
Payments on line of credit and long-term debt	(264,412)	(261,619)
Repurchases and retirements of stock	(26,187)	(19,425)
Excess tax benefits from stock-based compensation	3,050	3,069
Contributions from noncontrolling interests	652	1,666

Net cash (used in) provided by financing activities	(35,097)	1,691
Effect of exchange rates on cash	(8,531)	860

Decrease in cash and cash equivalents	(2,668)	(36,555)
Cash and cash equivalents, beginning of period	114,282	124,105

Cash and cash equivalents, end of period	$111,614	$87,550

Supplemental disclosures:
Cash paid for interest	$2,944	$3,833
Cash paid for income taxes	$3,778	$12,314

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

Basis of Presentation

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial statements. Accordingly, these statements do not include all of the information required by GAAP or the Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions have been prepared on the basis of the most current and best available information. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current presentation.

        In the opinion of CH2M HILL's management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in CH2M HILL's Annual Report on Form 10-K for the year ended December 31, 2008. In the following text, the terms "we," "our," "our company," and "us" may refer to CH2M HILL.

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

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        CH2M HILL also performs operations and maintenance services. Revenue is recognized on operations and maintenance contracts on a straight-line basis over the life of the contract once CH2M HILL has an arrangement, service has begun, the price is fixed or determinable and collectability is reasonably assured.

Unbilled Revenue and Billings in Excess of Revenue

        Unbilled revenue represents the excess of contract revenue recognized over billings to date on contracts in process. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project.

        Billings in excess of revenue represent the excess of billings to date, per the contract terms, over revenue recognized on contracts in process.

Shareholders' Equity

        The changes in shareholders' equity for the three months ended March 31, 2009 are as follows (in thousands):

	Shares	Amount
Shareholders' equity, December 31, 2008	31,604	$386,749
Net income attributable to CH2M HILL	—	8,329
Shares issued and to be issued in connection with stock-based compensation and employee benefit plans	1,020	30,420
Shares and share equivalents purchased, retired and cancelled	(757)	(23,305)
Other comprehensive loss	—	(6,900)
Noncontrolling interests	—	6,218

Shareholders' equity, March 31, 2009	31,867	$401,511

Stock-Based Compensation Plans

        CH2M HILL accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) using the prospective method. Under the prospective method, the provisions of SFAS 123(R) apply to new grants made on or after January 1, 2006. CH2M HILL measures the fair value of stock option grants at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

options granted during the three months ended March 31, 2009 was $4.61, compared to $5.19 for the same period in the prior year.

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

        The total compensation cost recognized for share-based payments for stock options during the three months ended March 31, 2009 and 2008 was $1.1 million.

Recently Adopted Accounting Standards

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. CH2M HILL adopted SFAS 141(R) on January 1, 2009.

        On January 1, 2009, CH2M HILL adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS 160). Noncontrolling interests are defined as the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 establishes accounting and reporting standards for noncontrolling interests, the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted the accounting provisions of SFAS 160 on a prospective basis as of the beginning of our 2009 fiscal year. The presentation and disclosure requirements of SFAS 160 were adopted on a retrospective basis, and resulted in a reclassification to noncontrolling interests of $2.5 million at December 31, 2008.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(2) SEGMENT INFORMATION

        Certain financial information relating to the three months ended March 31, 2009 and 2008 for each segment is provided below (in thousands):

Three Months Ended March 31, 2009	Government, Environmental and Nuclear	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$384,213	$391,218	$558,652	$—	$1,334,083
Equity in earnings of joint ventures and affiliated companies	7,216	2,718	934	—	10,868
Operating income (loss)	24,949	19,416	(6,555)	(16,471)	21,339

Three Months Ended March 31, 2008	Government, Environmental and Nuclear	Civil Infrastructure	Industrial	Other	Financial Statement Balances
Revenue from external customers	$333,243	$351,086	$570,324	$—	$1,254,653
Equity in earnings of joint ventures and affiliated companies	10,369	849	751	—	11,969
Operating income (loss)	15,248	17,582	(7,701)	(12,398)	12,731

        The increase in the Government, Environmental and Nuclear segment (formally known as the Federal segment) revenue is substantially due to higher than planned volume from work in Texas supporting Hurricane Ike recovery. This is partially offset by a shortfall in revenue from a Washington nuclear project. Also contributing to the increase in revenues is the award of a program management project in the United Arab Emirates in the nuclear sector, and the successful execution of strategies in the environmental services business to expand market share and diversify its client base. The increase in operating income is due to a higher mix of earnings from professional services and improved indirect cost management as compared to last year.

        The increase in the Civil Infrastructure segment revenue is largely attributable to two projects in our transportation business which began during 2008, as well as growth in the North American consulting and international markets.

        Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax, and general business development efforts.

(3) COMPREHENSIVE INCOME

        Comprehensive income includes foreign currency translation adjustments, benefit plan adjustments, and unrealized gains/losses on equity investments that have been reflected as a component of shareholders' equity and have not impacted net income. The following table summarizes the

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(3) COMPREHENSIVE INCOME (Continued)

components of comprehensive income for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$13,848	$6,441
Foreign currency translation adjustments	(6,762)	(956)
Unrealized (loss) gain on equity investments and other, net of tax	(90)	1,092

Comprehensive income	6,996	6,577
Comprehensive income attributable to noncontrolling interests	5,567	613

Comprehensive income attributable to CH2M HILL	$1,429	$5,964

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

        The following table is a reconciliation of basic and diluted EPS for the three months ended March 31, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income attributable to CH2M HILL	$8,329	$5,832

Denominator:
Basic income per share—weighted average shares outstanding	31,702	33,531
Dilutive effect of common stock equivalents	694	909

Diluted income per share—adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	32,396	34,440

Basic net income per common share	$0.26	$0.17

Diluted net income per common share	$0.26	$0.17

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

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

        CH2M HILL's interests in certain joint ventures are considered variable interest entities (VIE's) under Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities (FIN 46(R)). A VIE is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (b) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, or (c) the equity investors have voting rights that are not proportional to their economic interests. FIN 46(R) requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. For VIE's where CH2M HILL is not the primary beneficiary and those entities which are unconsolidated voting interest entities, CH2M HILL accounts for its investments in affiliated unconsolidated companies primarily using the equity method of accounting.

        CH2M HILL has classified entities identified as VIE's into two groups, the first of which includes those entities that CH2M HILL has consolidated under the guidance of FIN 46(R), as CH2M HILL is considered the primary beneficiary, and the second group which includes those entities which CH2M HILL was not required to consolidate. As of March 31, 2009, the assets and liabilities of VIE's that were consolidated were $112.8 million and $88.3 million, respectively. As of March 31, 2009, the assets and liabilities of the identified VIE's that were not consolidated were $269.2 million and $266.7 million, respectively.

        As of March 31, 2009 and December 31, 2008, the investments in unconsolidated affiliates were $47.9 million and $37.3 million, respectively. CH2M HILL's proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our joint ventures is equal to our current equity investment plus those entities' undistributed earnings. CH2M HILL provides certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the joint venture agreements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(5) INVESTMENTS IN AFFILIATES (Continued)

        Summarized unaudited financial information for CH2M HILL's unconsolidated affiliates for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
RESULTS OF OPERATIONS:
Revenue	$472,532	$477,738
Direct costs	(441,169)	(437,466)

Gross margin	31,363	40,272
General and administrative expenses	(545)	(848)

Operating income	30,818	39,424
Other income, net	158	816

Net income	$30,976	$40,240

        CH2M HILL has the following significant investments in affiliated unconsolidated companies accounted for under the equity method of accounting:

% Ownership
Domestic:
AGVIQ—CH2M HILL Joint Venture I	49.0%
AGVIQ—CH2M HILL Joint Venture II	49.0%
AGVIQ—CH2M HILL Joint Venture III	49.0%
ATCS/CH2M HILL Joint Venture	50.0%
ATKINSON/CH2M HILL, Joint Venture	30.0%
CH2M HILL/URS Team, Joint Venture	50.0%
CH2M HILL/Western Summit Constructors Joint Venture	50.0%
CH2M—WG Idaho, LLC	50.5%
Clark-Nexsen/CH2M HILL—Norfolk	50.0%
Coastal Estuary Services	49.9%
Connecting Idaho Partners	49.0%
HEBL, Inc.	100.0%
IAP-Hill, LLC	25.0%
Kaiser-Hill Company, LLC	50.0%
Milwaukee Transportation Partners, LLC	50.0%
MW/CH2M HILL HILL, Joint Venture	50.0%
Nana/VECO Joint Venture	50.0%
National Security Technologies, LLC	10.0%
OMI/Thames Water Stockton, Inc.	50.0%
Parsons CH2M HILL Program Management Consultants, Joint Venture	47.5%
Stockton D/B Joint Venture	50.0%

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(5) INVESTMENTS IN AFFILIATES (Continued)

% Ownership
TIC/LG Groton II Joint Venture	25.0%
Washington Closure, LLC	30.0%
Foreign:
CH2M HILL BECA, Ltd.	50.0%
CH2M HILL—Kunwon PMC	54.0%
CH2M HILL/Parsons, Joint Venture	50.0%
CH2M PB JV, Pte, Ltd.	50.0%
CHDE Water	50.0%
CHBM Water Joint Venture	50.0%
CLM Delivery Partner, Limited	37.5%
Coniisa	33.3%
CPG Consultants—CH2M HILL NIP Joint Venture	50.0%
ECC-VECO, LLC	50.0%
EMH/APCC Joint Venture	40.0%
First Canadian Water Infrastructure	49.0%
Golden Crossing Constructors, Joint Venture	33.3%
Luggage Point Alliance	50.0%
Maroochy Alliance Joint Venture	40.0%
OMI BECA, Ltd.	50.0%
SMNM/VECO Joint Venture.	50.0%
Water Purification Scheme Alliance Joint Venture	50.0%

(6) GOODWILL AND INTANGIBLE ASSETS

        Intangible assets with finite lives consist of the following (in thousands):

	Cost	Accumulated Amortization	Net finite-lived intangible assets
March 31, 2009
Contracted backlog	58,871	(44,980)	13,891
Customer relationships	57,922	(12,419)	45,503
Non-compete agreements and other	1,100	(766)	334

	$117,893	$(58,165)	$59,728

December 31, 2008
Contracted backlog	58,871	(38,038)	20,833
Customer relationships	57,922	(10,651)	47,271
Non-compete agreements and other	1,100	(711)	389

	$117,893	$(49,400)	$68,493

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(6) GOODWILL AND INTANGIBLE ASSETS (Continued)

        Indefinite-lived intangible assets consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Goodwill	$134,903	$134,840
Tradename	20,326	20,326

	$155,229	$155,166

        All finite-lived intangible assets are being amortized over their expected lives up to seven years. The amortization expense reflected in the accompanying consolidated statements of income was $8.8 million for the three months ended March 31, 2009 and 2008. These intangible assets are expected to be fully amortized in 2014.

(7) PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Land	$25,178	$25,409
Buildings	66,826	66,775
Furniture, fixtures and equipment	191,141	189,210
Leasehold improvements	45,310	44,387

	328,455	325,781
Less: Accumulated depreciation	(123,238)	(111,744)

Property, plant and equipment, net	$205,217	$214,037

        Depreciation expense reflected in the consolidated statements of income was $13.4 million and $13.7 million for the three months ended March 31, 2009 and 2008, respectively. The majority of depreciation expense relates to property, plant and equipment held in the Industrial segment.

(8) LINE OF CREDIT

        CH2M HILL is party to a credit agreement which provides for a $500.0 million committed revolving credit facility (RLOC) which expires on August 31, 2012. The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $250.0 million. The credit agreement has been used for general corporate purposes and permitted acquisitions. It also provides that up to $250.0 million is available for the issuance of letters of credit to support various operating activities. At CH2M HILL's option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender's applicable base rate less a discount rate up to 0.25% based on CH2M HILL's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on CH2M HILL's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of March 31, 2009, CH2M

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(8) LINE OF CREDIT (Continued)

HILL had $91.0 million in borrowings outstanding on the RLOC. Additionally, at the end of the current period, issued and outstanding letters of credit of $56.8 million were reserved against the borrowing base of the credit agreement, compared to $51.3 million at December 31, 2008. While the management of CH2M HILL continues to carefully monitor the unfolding global financial situation to assess any impacts this might have on our banks in the RLOC and their ability to meet their legal funding obligations to us, the RLOC is a committed facility and CH2M HILL believes the potential financial exposure is limited.

        In the first quarter of 2008, CH2M HILL entered into two derivative financial transactions to reduce the effects of interest rate changes on cash flows due to changes in interest rates on its outstanding debt. As of March 31, 2009, CH2M HILL had fixed its interest rate exposure on $50.0 million of the outstanding RLOC balance through these derivatives. The Company has not designated these derivative instruments as effective hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and therefore, interest expense related to periodic settlements on these interest rate swaps and the change in fair value of these swap agreements is recognized in earnings in the current period. These interest rate swaps mature in March 2010. The fair value of these derivatives are approximately $0.7 million at March 31, 2009.

        The RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of March 31, 2009, CH2M HILL was in compliance with the covenants required by the credit agreement.

(9) PROVISION FOR INCOME TAXES

        The effective tax rate for the three months ended March 31, 2009 was 39.7% compared to 34.6% for the same period in the prior year. The effective tax rate for the three months ended March 31, 2009 was negatively impacted by certain foreign operating results, including losses which do not meet the "more likely than not" recognition criteria, and favorably impacted by the recognition of research and experimentation tax credits. CH2M HILL's effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

        As of March 31, 2009 and December 31, 2008, we had $34.1 million and $25.4 million, respectively, recorded as a liability for uncertain tax positions. The increase is primarily the result of an additional liability for uncertainty related to research and experimentation credits for prior years.

        CH2M HILL recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2009 and December 31, 2008, CH2M HILL had approximately $4.5 million and $3.8 million, respectively, of accrued interest and penalties related to uncertain tax positions.

        CH2M HILL files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada. With few

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

(9) PROVISION FOR INCOME TAXES (Continued)

exceptions, CH2M HILL is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 2002.

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

  •
  Cash sources and utilizations

  •
  The impact of the above on our overall financial condition

        In the following text, the terms, "we," "our," "our company," and "us" may refer to CH2M HILL.

        The following discussion and information contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import and statements regarding our strategy, financial performance and operations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under Item 1A, Risk Factors (which is expressly incorporated herein by reference) of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 23, 2009. You should review this section in conjunction with our financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

        We provide services to our clients through three operating segments—Government, Environmental and Nuclear (GEN) (formally known as Federal), Civil Infrastructure and Industrial—which are aligned with the types of clients we serve. The structure provides for better decision making on an enterprise-wide basis. Our Government, Environmental and Nuclear segment generally provides a comprehensive range of services to the U.S. Federal government as well as services to international governments and industry. Our Civil Infrastructure segment generally provides a comprehensive range of services to various state, local and provincial governments. Our Industrial segment generally provides a comprehensive range of services to private sector clients.

Results of Operations

Revenue and Operating Income of our Reportable Segments

        The results of operations for the three months ended March 31, 2009 and 2008 by operating segment were as follows (in millions):

Three Months Ended March 31, 2009 and 2008

	2009			2008			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Government, Environmental and Nuclear	$384.2	$7.2	$24.9	$333.3	$10.4	$15.2	$50.9	15.3%	$(3.2)	$9.7	63.8%
Civil Infrastructure	391.2	2.7	19.4	351.1	0.8	17.6	40.1	11.4%	1.9	1.8	10.2%
Industrial	558.7	1.0	(6.5)	570.3	0.8	(7.7)	(11.6)	(2.0)%	0.2	1.2	15.6%
Corporate	—	—	(16.5)	—	—	(12.4)	—			(4.1)	(33.0)%

Total	$1,334.1	$10.9	$21.3	$1,254.7	$12.0	$12.7	$79.4	6.3%	$(1.1)	$8.6	67.7%

Government, Environmental and Nuclear

        Revenue from our Government, Environmental and Nuclear segment increased for the three months ended March 31, 2009, compared to the same period in the prior year by $50.9 million, or 15.3%. The increase in revenue is substantially due to higher than planned volume from work in Texas supporting Hurricane Ike recovery, partially offset by a shortfall in revenue from a Washington nuclear project. Also contributing to the increase in revenues is the award of a program management project in the United Arab Emirates in the nuclear sector, and the successful execution of strategies in the environmental services business to expand market share and diversify its client base.

        Operating income increased for the three months ended March 31, 2009 compared to the same period in the prior year by $9.7 million or 63.8%. The increase was primarily related to the operating income associated with the increased revenues discussed above, as well as a higher mix of earnings from professional services and improved indirect cost management as compared to last year.

Civil Infrastructure

        Revenue from our Civil Infrastructure segment increased for the three months ended March 31, 2009, compared to the same period in 2008 by $40.1 million or 11.4%. The increase in the period is largely attributable to two projects in our transportation business which began during 2008, as well as growth in our North American consulting and international markets. North American consulting growth is due in part to design and program management services for municipal clients in the northeast and southwest United States, while international growth was driven primarily by large program management projects located in the United Kingdom and United Arab Emirates. Revenues increased in our operations and maintenance business due to two municipal services projects in the southern United States that started in the third quarter of 2008.

        Operating income increased for the three months ended March 31, 2009, compared to the same period in the prior year by $1.8 million or 10.2%. The increase in operating income as compared to the prior year is attributable to increased volume within the transportation business discussed above, as well as favorable results on the close-out of a design-build project. Further, our municipal services business experienced cost efficiencies and the addition of new projects in the second half of 2008. The increase in operating income is offset by schedule and cost impacts on two projects in the Middle East within our water business.

Industrial

        Revenue from our Industrial segment decreased by $11.6 million, or 2.0% for the three months ended March 31, 2009, compared to the same period in the prior year. The decrease in revenue is partly attributable to a decrease in full service and operations and maintenance revenue due to the completion of a large Singapore project in the prior year. Also contributing to the decrease were delays and contract value reduction in certain businesses and the cancellation of a project in Canada in our industrial business. The decrease is partially offset by increased volume in Alaska and the related work on the North Slope within our energy and chemicals business as well as two engineering-procurement-construction (EPC) projects awarded during 2007 that are now in the peak of their construction cycles within our power business.

        Operating income increased for the three months ended March 31, 2009 compared to the same period in the prior year by $1.2 million or 15.6%. The increase in operating income is attributed to the increased volume in the energy and chemicals business as well as proactive management of overhead. Further, the two EPC projects discussed above contribute to the increased operating income as they contain higher marginal rates of gross profit compared with the margins from the projects completed in 2008. The increase was partially offset by a reduction in billable work volume within our manufacturing and life sciences business. The business continues to reduce headcount, overhead costs and our global footprint to align with the lower volume levels experienced. The economic downturn has negatively impacted the performance of the business.

Corporate Expenses

        Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax, and general business development efforts. The increase of $4.1 million for the three months ended March 31, 2009 compared to the same period in the prior year is consistent with our growth and is primarily due to expenditures related to strategic initiatives.

Provision for Income Taxes

        Our effective tax rate for the three months ended March 31, 2009 was 39.7% compared to 34.6% for the same period in the prior year. Our effective tax rate for the three months ended March 31, 2009 was negatively impacted by certain foreign operating results, including losses which do not meet the "more likely than not" recognition criteria, and favorably impacted by the recognition of research and experimentation tax credits. CH2M HILL's effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

        As of March 31, 2009 and December 31, 2008, we had $34.1 million and $25.4 million, respectively, recorded as a liability for uncertain tax positions. The increase is primarily the result of an additional liability for uncertainty related to research and experimentation credits for prior years.

        We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2009 and December 31, 2008, we had approximately $4.5 million and $3.8 million, respectively, of accrued interest and penalties related to uncertain tax positions.

        We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 2002.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash flows from operations, borrowings under our revolving line of credit and other financing arrangements. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and repurchases of stock presented on our internal market. During the three months ended March 31, 2009, we generated $56.6 million of cash from our operations compared to cash used in operating activities of $6.7 million in the same period last year. The improvement in operating cash flow during the current period was due to the improved cash collecting experience as well as higher cash earnings.

        We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at March 31, 2009, we have deemed the allowance for doubtful accounts to be adequate; however, economic conditions may adversely impact some of our clients' ability to pay our bills or the timeliness of their payments. Consequently, the timing of the receipt of cash may impact our ability to meet our operating needs.

        Cash used in investing activities was $15.6 million in the three months ended March 31, 2009 compared to $32.4 million used in investing activities for the same period in 2008. The majority of cash used in our investing activities relates to payments made for the purchase of property, plant, and equipment and investments in our joint ventures. Historically, as a professional services organization, we have not had significant outflows of cash for capital expenditures. We spent $5.5 million and $11.1 million on capital expenditures in the three months ended March 31, 2009 and 2008, respectively. The cash flows used in our investments in affiliates (net of distributions of capital received) did not significantly change from period to period.

        We finance our operations, acquisitions and capital expenditures using a variety of capital vehicles. Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash we may either choose to finance new opportunities using leverage in the form of our revolving line of credit facility (RLOC), or other debt. In some instances we may use a combination of one or more of these financing mechanisms. As of March 31, 2009, our outstanding debt obligations were approximately $163.3 million. The majority of the funds from these obligations financed our recent acquisitions, including the assumption and issuance of notes payable and mortgage notes related to property, plant and equipment.

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

        During 2008, we entered into derivative financial transactions to reduce the effects of interest rate changes on cash flows due to changes in interest rates on our outstanding debt. As of March 31, 2009, we had fixed our interest rate exposure on $50.0 million of the outstanding RLOC balance through these derivatives. We do not enter into derivative transactions for speculative purposes. As of March 31, 2009, we had not designated these derivative instruments as effective hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, interest expense related to periodic settlements on these interest rate swaps and the change in fair market value of these interest rate swaps are recognized in earnings in the current period. These interest rate swaps expire in March 2010. The fair value of these derivatives is not significant.

        As of March 31, 2009, we had $91.0 million in borrowings outstanding on the RLOC. Additionally we had issued and outstanding letters of credit of $56.8 million reserved against the RLOC's borrowing base. Based on our total cash and credit capacity at March 31, 2009, we believe we have sufficient resources to fund our operations and repurchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond. If and when we identify potential business acquisition candidates or incur additional capital expenditures, we will determine the combination of financing options that provides us the most efficient cost of capital.

        Our RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of March 31, 2009, we were in compliance with the covenants required by the credit agreement.

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

        Our nonrecourse debt consists of three mortgage notes related to buildings and property. As of March 31, 2009, approximately $28.2 million of these mortgages were outstanding. Two of the mortgage notes pertain to offices in Anchorage, Alaska and the third relates to a building used for warehousing spare parts. Two of the mortgage notes are secured by buildings and real estate. One of the mortgage notes is secured by investments, whose maturities meet the debt service requirements of that mortgage.

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

        There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the three months ended March 31, 2009, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

        The accounting policies that we believe are most critical to the understanding of our financial condition and results of operations and require complex management judgment are summarized below. Further detail and information regarding our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

        We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we increase our tax provision by recording a valuation allowance for the deferred tax assets that do not meet the more likely than not recognition criteria.

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

        On December 31, 2007, the Company adopted Statement of Accounting Standard 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158), which requires employers to recognize the funded status of pension and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. SFAS 158 also requires plan assets and benefit obligations to be measured as of December 31, 2008. As a result, CH2M HILL changed its measurement date from October 31st to December 31st in 2008 in accordance with SFAS 158.

Recently Adopted Accounting Standards

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

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS 160). Non-controlling interests are defined as the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 establishes accounting and reporting standards for non-controlling interests, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for CH2M HILL beginning January 1, 2009.

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

        Interest rates.    Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and the holdback contingency balance outstanding related to our acquisition of VECO. There was $91.0 million and approximately $51.2 million outstanding under the unsecured revolving credit agreement and holdback contingency, respectively, at March 31, 2009. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured revolving credit agreement and the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $1.4 million.

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

        There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inability to secure adequate bonding could impact our ability to win projects.

        As is customary in our industry, we are often required to provide performance and surety bonds to customers in connection with our construction, EPC and fixed price projects. These bonds indemnify the customer if we fail to perform our obligations under the contract. Failure to provide a bond on terms and conditions desired by a customer may result in an inability to compete for or win a project. Historically, we have had and continue to have good relationships with our sureties and have had a strong bonding capacity. The issuance of bonds under any bonding facilities, however, is at the sureties' sole discretion. Bonds may be more difficult to obtain in the future or they may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding may result in our ineligibility to bid for construction, EPC and fixed price projects, which could have a material adverse effect on our growth and financial condition. As a matter of best practice, we minimize our exposure to any one surety by working with several leading surety companies. American International Group (AIG) is one of several surety companies that historically supported our surety program. AIG's recent, well publicized, financial difficulties have caused us to replace them on our surety program with other equally qualified sureties. We maintain our relationship with AIG, however, to continue to keep all of our options open to us.

It can be difficult or expensive to obtain the insurance we need for our business operations.

        As part of our business operations, we maintain insurance both as a corporate risk management strategy and in order to satisfy the requirements of many of our contracts. Insurance products go through market fluctuations and can become expensive and sometimes very difficult to obtain. Although in the past we have generally been able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future. Our failure to obtain such insurance, could lead to uninsured losses that could materially adversely affect our results of operations or financial condition. We continuously monitor the developments in the insurance market. The financial stability of the insurance providers is one of the major factors that we have taken into account when buying our insurance coverage. Currently we purchase our insurance from several of the world's leading and financially stable providers often in layered insurance arrangements. The built-in redundancy of such arrangements usually enables us to call upon existing insurance suppliers to fill gaps that may arise if some of the suppliers become financially unstable. For example, AIG is one of several insurance companies that provides capacity for us as part of our corporate insurance program. AIG's recent, well publicized, financial difficulties have caused us to re-balance our insurance portfolio by reducing our exposure to AIG and other insurers experiencing financial distress. As a result we have maintained the full structure and coverage limits necessary for our insurance program and reduced potential risks of insurers' instability. Should circumstances dictate, we are prepared, through recent discussions with underwriters, to fully remove distressed insurers with little or no disruption in capacity.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        The following table covers the purchases of our common shares by CH2M HILL during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January(a)	2,196	$30.74	—	—
February(a)	—	—	—	—
March(b)	726,237	31.10	—	—

Total	728,433	31.10	—	—

(a)
Shares purchased by CH2M HILL from terminated employees.

(b)
Shares purchased by CH2M HILL in the Internal Market.

Item 6.    EXHIBITS

Index of Exhibits

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1
Certification of Chief Executive Officer pursuant to the requirements set forth in Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)
*32.2
Certification of Chief Financial Officer pursuant to the requirements set forth in Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CH2M HILL Companies, Ltd.
Date: May 5, 2009	/s/ M. CATHERINE SANTEE M. Catherine Santee Chief Financial Officer
/s/ JOANN SHEA JoAnn Shea Vice President and Chief Accounting Officer