Form 10-K/A
period 2008-12-31
CH2M HILL COMPANIES LTD
filed 2009-06-30
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

As of February 11, 2009, there were 31,707,644 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

EXPLANATORY NOTE

CH2M HILL Companies Ltd. (the “Registrant”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Original Filing”), which was filed with the U.S. Securities and Exchange Commission on February 24, 2009.

This Amendment is being filed because, pursuant to Rule 3-09 of SEC Regulation S-X, the registrant is required to file financial statements of its unconsolidated subsidiary, Golden Crossing Constructors Joint Venture.  The financial statements of Golden Crossing Constructors Joint Venture are filed in this Amendment under Item 15 - Exhibits and Financial Statement Schedules.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing.  This Form 10-K/A does not reflect events occurring after the Original Filing and, other than providing the audited financial statements of Golden Crossing Constructors Joint Venture under Item 15, does not modify or update the disclosures in the Original Filing in any way.

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

10.11	CH2M HILL Companies, Ltd. Amended and Restated Long Term Incentive (LTI) Plan effective January 1, 2005 filed as Exhibit 10.15 on form 10-K on February 23, 2007

10.12	Transition Arrangements Agreement between CH2M HILL Companies, Ltd. and Ralph R. Peterson filed as Exhibit 10.1 on Form 10-Q, on November 4, 2008

10.13	Change of Control Agreement between CH2M HILL Companies, Ltd. and Robert G. Card filed as Exhibit 10.2 on Form 10-Q, on November 4, 2008

10.14	Change of Control Agreement between CH2M HILL Companies, Ltd. and Lee A. McIntire filed as Exhibit 10.3 on Form 10-Q, on November 4, 2008

Exhibit Number	Description
10.15	Change of Control Agreement between CH2M HILL Companies, Ltd. and M. Catherine Santee filed as Exhibit 10.4 on Form 10-Q, on November 4, 2008

10.16	Change of Control Agreement between CH2M HILL Companies, Ltd. and Jacqueline C. Rast filed as Exhibit 10.5 on Form 10-Q, on November 4, 2008

10.17	Change of Control Agreement between CH2M HILL Companies, Ltd. and Michael E. McKelvy filed as Exhibit 10.6 on Form 10-Q, on November 4, 2008

10.18	Change of Control Agreement between CH2M HILL Companies, Ltd. and Mark A. Laswell filed as Exhibit 10.7 on Form 10-Q, on November 4, 2008

10.19	Change of Control Agreement between CH2M HILL Companies, Ltd. and Thomas G. Searle filed as Exhibit 10.8 on Form 10-Q, on November 4, 2008

10.20	Change of Control Agreement between CH2M HILL Companies, Ltd. and Garry M. Higdem filed as Exhibit 10.9 on Form 10-Q, on November 4, 2008

10.21	Change of Control Agreement between CH2M HILL Companies, Ltd. and JoAnn Shea filed as Exhibit 10.10 on Form 10-Q, on November 4, 2008

10.22	Change of Control Agreement between CH2M HILL Companies, Ltd. and Joan M. Miller filed as Exhibit 10.11 on Form 10-Q, on November 4, 2008

10.23	Change of Control Agreement between CH2M HILL Companies, Ltd. and Michael A. Szomjassy filed as Exhibit 10.12 on Form 10-Q, on November 4, 2008

10.24	CH2M HILL Companies, Ltd. 2009 Stock Option Plan, effective January 1, 2009

Material Contracts—Other

Exhibit Number	Description
10.25	Contract with Neidiger, Tucker, Bruner, Inc., filed as Exhibit 99.1 on Form 8-K, on June 24, 2002

10.26

Amended and Restated Credit Facility closed on September 6, 2007, by and among CH2M HILL Companies, Ltd. and certain of its wholly owned subsidiaries. Wells Fargo Bank, National Association, as agent and sole arranger, and other lenders as party thereto (certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934) filed as exhibit 10.1 to CH2M HILL’s Current Report on Form 8-K (Commission File No. 000-27261) on September 13, 2007

10.27

Agreement of Purchase and Sale executed on September 26, 2007 (dated September 11, 2007) by and between CH2M HILL, Inc. and WELLS REIT II—South Jamaica Street, LLC filed as exhibit 10.44 to CH2M HILL’s Current Report on Form 8-K (Commission File No. 000-27261) on September 27, 2007

10.28

Lease Agreement dated as of September 26, 2007, by and between CH2M HILL, Inc. and WELLS REIT II—South Jamaica Street, LLC filed as exhibit 10.43 to CH2M HILL’s Current Report on Form 8-K (Commission File No. 000-27261) on September 27, 2007 and incorporated herein

Code of Ethics

Exhibit Number	Description
14.1	CH2M HILL Companies, Ltd. Ethics Code for Executive and Financial Officers filed as Exhibit 14.1 on Form 10-K on February 23, 2007

Subsidiaries of the Registrant

Exhibit Number	Description
21.1	Subsidiaries of CH2M HILL Companies, Ltd.

Consent of Experts and Counsel

Exhibit Number	Description
23.1	Consent of KPMG LLP
*23.2	Consent of Ehrhardt Keefe Steiner & Hottman PC

Power of Attorney

Exhibit Number	Description
24.1	Power of Attorney authorizing signature

Rule 13a-14(a)/15d-14(a) Certifications

Exhibit Number	Description
*31.1	Written Statement of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Written Statement of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Section 1250 Certifications

Exhibit Number	Description
*32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Additional Exhibits

Exhibit Number	Description
99.1	Internal Market Rules, filed as Exhibit 99 to Registration Statement on Form S-1 on March 15, 1999 (File No. 333-74427)

*99.2

The balance sheets of Golden Crossing Constructors Joint Venture as of December 31, 2008 and 2007, and the related statements of operations and comprehensive income (loss), changes in members’ deficit and cash flows for each of the years in the three-year period ended December 31, 2008

*                                         Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, Douglas County, State of Colorado, on June 30, 2009.

CH2M HILL COMPANIES, LTD.
By:	/s/ M. CATHERINE SANTEE
M.Catherine Santee
Chief Financial Officer

By:	/s/ JOANN SHEA
JoAnn Shea
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated, through their attorney-in-fact as appointed in the power of attorney of February 23, 2009 included as Exhibit 24.1 filed as part of the Annual Report on Form 10-K.

Signature	Title	Date

/s/ LEE A. MCINTIRE	Chief Executive Officer (Principal Executive Officer)	June 30, 2009
Lee A. McIntire

/s/ M. CATHERINE SANTEE	Chief Financial Officer (Principal Financial Officer)	June 30, 2009
M. Catherine Santee

/s/ JOANN SHEA	Chief Accounting Officer (Principal Accounting Officer)	June 30, 2009
JoAnn Shea
*	Director, Chairman of the Board	June 30, 2009
Ralph R. Peterson

*	Director	June 30, 2009
Robert G. Card

*	Director	June 30, 2009
Carolyn Chin

*	Director	June 30, 2009
William T. Dehn

*	Director	June 30, 2009
Jerry D. Geist

*	Director	June 30, 2009
Garry M. Higdem

*	Director	June 30, 2009
Mark A. Lasswell
*	Director	June 30, 2009
Joan M. Miller

*	Director	June 30, 2009
David B. Price

Signature	Title	Date
*	Director	June 30, 2009
Jacqueline C. Rast

*	Director	June 30, 2009
Michael A. Szomjassy

*	Director	June 30, 2009
Barry L. Williams

*By:	/s/ M. CATHERINE SANTEE
M. Catherine Santee,
as attorney-in-fact