Form 10-Q
period 2009-06-30
CH2M HILL COMPANIES LTD
filed 2009-08-10
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of July 28, 2009 was 32,030,162.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$108,809	$114,282
Available-for-sale securities	1,282	327
Receivables, net—
Client accounts	610,296	670,243
Unbilled revenue	445,367	446,763
Other	15,149	13,280
Deferred income taxes	53,183	50,246
Income tax receivable	41,364	16,837
Prepaid expenses and other current assets	71,405	65,558
Total current assets	1,346,855	1,377,536
Investments in unconsolidated affiliates	55,174	37,322
Property, plant and equipment, net	199,751	214,037
Goodwill	134,903	134,840
Intangible assets, net	71,335	88,819
Deferred income taxes	87,143	82,326
Other assets	39,127	36,961
Total assets	$1,934,288	$1,971,841
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,171	$24,652
Accounts payable and accrued subcontractor costs	389,865	447,747
Billings in excess of revenue	290,716	289,230
Accrued payroll and employee related liabilities	248,973	278,684
Other accrued liabilities	104,612	93,309
Total current liabilities	1,048,337	1,133,622
Long-term employee related liabilities and other	317,713	300,247
Long-term debt	124,060	151,223
Total liabilities	1,490,110	1,585,092
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,844,911 and 31,604,336 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	318	316
Additional paid-in capital	22,573	9,947
Retained earnings	451,968	428,054
Accumulated other comprehensive loss	(47,979)	(54,086)
Total CH2M HILL common shareholders’ equity	426,880	384,231
Noncontrolling interests	17,298	2,518
Total equity	444,178	386,749
Total liabilities and shareholders’ equity	$1,934,288	$1,971,841

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Gross revenue	$1,341,082	$1,308,007	$2,645,064	$2,534,958
Equity in earnings (losses) of joint ventures and affiliated companies	16,660	(915)	27,528	11,054

Operating expenses:
Direct cost of services and overhead	(1,091,501)	(1,058,888)	(2,143,040)	(2,043,115)
General and administrative	(236,303)	(235,515)	(480,077)	(477,969)

Operating income	29,938	12,689	49,475	24,928

Other income (expense):
Interest income	250	1,379	446	2,288
Interest expense	(2,496)	(4,224)	(4,694)	(8,344)
Income before provision for income taxes from continuing operations	27,692	9,844	45,227	18,872
Provision for income taxes from continuing operations	(4,334)	(3,465)	(9,131)	(6,355)
Net income from continuing operations	23,358	6,379	36,096	12,517
Income from discontinued operations, net of tax	846	1,109	1,956	1,413
Net income	24,204	7,488	38,052	13,930
Less: Income attributable to noncontrolling interests	(8,619)	(4,563)	(14,138)	(5,173)
Net income attributable to CH2M HILL	$15,585	$2,925	$23,914	$8,757

Net income per common share:
Basic:
Net income from continuing operations	$0.46	$0.06	$0.69	$0.22
Net income from discontinued operations	$0.03	$0.03	$0.06	$0.04
Diluted:
Net income from continuing operations	$0.45	$0.05	$0.67	$0.21
Net income from discontinued operations	$0.03	$0.03	$0.06	$0.04
Weighted average number of common shares:
Basic	31,759,779	33,767,477	31,862,078	33,648,391
Diluted	32,408,799	34,692,905	32,533,341	34,568,167

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income from continuing operations	$36,096	$12,517
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Income from discontinued operations, net of tax	1,956	1,413
Depreciation and amortization	43,847	46,305
Stock-based employee compensation expense	32,597	19,081
Loss (gain) on disposal of property, plant and equipment	2,132	(212)
Allowance for uncollectible accounts	8,885	797
Deferred income taxes	(8,274)	(8,184)
Undistributed earnings from unconsolidated affiliates, net	(27,528)	(11,054)
Distributions from unconsolidated affiliates	17,765	21,727
Change in assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	66,514	24,124
Prepaid expenses and other	(7,970)	(39,346)
Accounts payable and accrued subcontractor costs	(61,169)	(81,276)
Billings in excess of revenue	(252)	51,186
Employee related liabilities	(11,336)	19,959
Other accrued liabilities	11,302	(6,733)
Income taxes receivable	(42,936)	(4,118)
Long term liabilities and other	29,573	7,330
Net cash provided by operating activities	91,202	53,516
Cash flows from investing activities:
Capital expenditures	(13,308)	(22,387)
Acquisitions and earn-out payments, net of cash acquired	—	(5,670)
Investments in affiliates	(35,543)	(38,983)
Distributions of capital from affiliates	27,426	22,491
Proceeds from sale of property, plant and equipment	48	642
Proceeds from sale of investments	—	1,054
Net cash used in investing activities	(21,377)	(42,853)
Cash flows from financing activities:
Borrowings on line of credit and long-term debt	532,610	581,100
Payments on line of credit and long-term debt	(570,254)	(571,141)
Repurchases and retirements of stock	(43,107)	(32,274)
Excess tax benefits from stock-based compensation	3,875	3,928
Net contributions from noncontrolling interests	15	1,361
Net cash used in financing activities	(76,861)	(17,026)
Effect of exchange rates on cash	1,563	(2,686)
decrease in cash and cash equivalents	(5,473)	(9,049)
Cash and cash equivalents, beginning of period	114,282	124,105
Cash and cash equivalents, end of period	$108,809	$115,056
Supplemental disclosures:
Cash paid for interest	$5,146	$7,710
Cash paid for income taxes	$33,402	$26,740

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

In the opinion of CH2M HILL’s management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in CH2M HILL’s Annual Report on Form 10-K for the year ended December 31, 2008. In the following text, the terms “we,” “our,” “our company,” and “us” may refer to CH2M HILL.

Effective May 2009, we reorganized the business and began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. Results for 2008 have been adjusted to reflect the new structure and comparative information has been restated and presented consistent with the new organizational structure. Refer to Note 2 for a description of the segments.

Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 10, 2009, the day the financial statements were issued.

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

Billings in excess of revenue represent the excess of billings to date, per the contract terms, over revenue recognized on contracts in process.

Shareholders’ Equity

The changes in shareholders’ equity for the six months ended June 30, 2009 are as follows (in thousands):

	Shares	Amount
Shareholders’ equity, December 31, 2008	31,604	$386,749
Net income attributable to CH2M HILL	—	23,914
Shares issued and to be issued in connection with stock-based compensation and employee benefit plans	1,378	48,081
Shares and share equivalents purchased, retired and cancelled	(1,137)	(35,453)
Other comprehensive income	—	6,107
Noncontrolling interests	—	14,780
Shareholders’ equity, June 30, 2009	31,845	$444,178

Stock-Based Compensation Plans

CH2M HILL accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) using the prospective method. Under the prospective method, the provisions of SFAS 123(R) apply to new grants made on or after January 1, 2006. CH2M HILL measures the fair value of stock option grants at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2009 was $5.32 and $4.67, respectively, compared to $6.04 and $5.93 for the same periods in the prior year.

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

The total compensation cost recognized for share-based payments for stock options during the three and six months ended June 30, 2009 was $1.0 million and $2.0 million, respectively, compared to $1.1 million and $2.3 million for the three and six months ended June 30, 2008.

Recently Adopted Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. CH2M HILL adopted SFAS 141(R) on January 1, 2009.

On January 1, 2009, CH2M HILL adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS 160). Noncontrolling interests are defined as the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 establishes accounting and reporting standards for noncontrolling interests, the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted the accounting provisions of SFAS 160 on a prospective basis as of the beginning of our 2009 fiscal year. The presentation and disclosure requirements of SFAS 160 were adopted on a retrospective basis, and resulted in a reclassification of minority interests to noncontrolling interests of $2.5 million at December 31, 2008.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financials statements are issued or are available to be issued. We adopted SFAS 165 on June 30, 2009. Adoption did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. SFAS 167 is effective for CH2M HILL beginning January 1, 2010.

On July 1, 2009, the FASB released SFAS No. 168, The Accounting Standards Codification and the Hierarchy of Generally Accepted Account Principles (SFAS 168). The Codification will become the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 supersedes SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), thereby eliminating the four-level GAAP hierarchy previously set forth. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for CH2M HILL for our interim period ending September 30, 2009.

On December 30, 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132R-1). The FSP amends SFAS 132 (revised 2003), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132R-1 requires employers of entities to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, and the fair-value techniques and inputs used to measure plan assets. FSP 132R-1 is effective for CH2M HILL for the year ending December 31, 2009.

(2) SEGMENT INFORMATION

As discussed in Note 1, the chief operating decision maker began regularly reviewing operating results using a new segment structure effective in the second quarter 2009. In accordance with FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), we reviewed our reportable segments and determined that, based on the current business environment in which we operate, the economic characteristics of our operating segments, and management’s view of the business, a revision of our reportable segments was appropriate. Based on this determination, our new reportable segments are: Government, Environment and Nuclear (GEN), Facilities and Infrastructure, and Energy. The primary change from our previously reported segments is the former Civil Infrastructure and Industrial client groups have been strategically redeployed within the new segments.

In accordance with SFAS 131, we have restated prior period segment disclosures in these consolidated financial statements based on our new reportable segments. Certain financial information relating to the three and six months ended June 30, 2009 and 2008 for each segment is provided below (in thousands):

Three Months Ended June 30, 2009	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$421,832	$494,915	$424,335	$—	$1,341,082
Equity in earnings (losses) of joint ventures and affiliated companies	7,809	9,153	(302)	—	16,660
Operating income (loss)	7,782	18,217	14,436	(10,497)	29,938

Three Months Ended June 30, 2008	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$379,435	$471,165	$457,407	$—	$1,308,007
Equity in earnings (losses) of joint ventures and affiliated companies	10,919	(13,120)	1,286	—	(915)
Operating income (loss)	12,671	(5,478)	18,389	(12,893)	12,689

Six Months Ended June 30, 2009	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$811,635	$977,650	$855,779	$—	$2,645,064
Equity in earnings of joint ventures and affiliated companies	15,025	11,871	632	—	27,528
Operating income (loss)	20,438	28,187	22,558	(21,708)	49,475

Six Months Ended June 30, 2008	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$727,990	$939,581	$867,387	$—	$2,534,958
Equity in earnings (losses) of joint ventures and affiliated companies	21,285	(12,271)	2,040	—	11,054
Operating income (loss)	20,098	3,134	26,079	(24,383)	24,928

A detailed discussion regarding the businesses that comprise the Company’s segments, the strategies of the Company and the businesses within the segments, business trends affecting the Company, and certain risks inherent in the Company’s business is included in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(3) COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation adjustments, benefit plan adjustments, and unrealized gains/losses on equity investments that have been reflected as a component of shareholders’ equity and have not impacted net income. The following table summarizes the components of comprehensive income for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$24,204	$7,488	$38,052	$13,930
Unrealized gains (losses) on equity investments and other, net of tax	250	(239)	159	(1,195)
Foreign currency translation adjustments	13,337	(2,132)	6,576	(1,041)
Comprehensive income	37,791	5,117	44,787	11,694
Comprehensive income attributable to noncontrolling interests	9,199	4,605	14,765	5,218
Comprehensive income attributable to CH2M HILL	$28,592	$512	$30,022	$6,476

(4) DISCONTINUED OPERATIONS

The Company entered into a purchase agreement on June 24, 2009 to sell the assets and liabilities of its information technology solutions division of the GEN segment. These services include information technology management consulting; enterprise spatial solutions; enterprise information technology collaboration solutions; integrated information security; hosting; and managed services. The sale is expected to close in August 2009.

The following table provides the carrying amount of the assets and liabilities included as part of the disposal group and the income statement activity related to the discontinued operations (in thousands):

Income Statement Summary	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Gross revenue	$32,512	$31,633	$62,613	$59,335
Income from discontinued operations before provision for income taxes	1,373	1,801	3,175	2,294
Provision for income taxes	527	692	1,219	881
Income from discontinued operations, net of tax	$846	$1,109	$1,956	$1,413

Balance Sheet Summary	June 30, 2009	December 31, 2008

Current assets of discontinued operations	$17,479	$17,099
Non-current assets of discontinued operations	6,191	7,117
Current liabilities of discontinued operations	17,167	12,921
Non-current liabilities of discontinued operations	799	799

(5) EARNINGS PER SHARE

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

The following table is a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Numerator:
Net income attributable to CH2M HILL from continuing operations	$14,739	$1,816	$21,958	$7,344
Net income from discontinued operations	$846	$1,109	$1,956	$1,413

Denominator:
Basic income per share — weighted average shares outstanding	31,760	33,767	31,862	33,648
Dilutive effect of common stock equivalents	649	926	671	920
Diluted income per share — adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	32,409	34,693	32,533	34,568

Basic net income per common share — continuing operations	$0.46	$0.06	$0.69	$0.22
Basic net income per common share — discontinued operations	$0.03	$0.03	$0.06	$0.04
Diluted net income per common share — continuing operations	$0.45	$0.05	$0.67	$0.21
Diluted net income per common share — discontinued operations	$0.03	$0.03	$0.06	$0.04

(6) INVESTMENTS IN AFFILIATES

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

CH2M HILL’s interests in certain joint ventures are considered variable interest entities (VIE’s) under Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities (revised December 2008)—an Interpretation of ARB No. 51 (FIN 46(R)). A VIE is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (b) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, or (c) the equity investors have voting rights that are not proportional to their economic interests. FIN 46(R) requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. For VIE’s where CH2M HILL is not the primary beneficiary and those entities which are unconsolidated voting interest entities, CH2M HILL accounts for its investments in affiliated unconsolidated companies primarily using the equity method of accounting.

CH2M HILL has classified entities identified as VIE’s into two groups, the first of which includes those entities that CH2M HILL has consolidated under the guidance of FIN 46(R), as CH2M HILL is considered the primary beneficiary, and the second group that includes those entities which CH2M HILL was not required to consolidate. As of June 30, 2009, the assets and liabilities of VIE’s that were consolidated were $152.9 million and $108.7 million, respectively. As of June 30,

2009, the assets and liabilities of the identified VIE’s that were not consolidated were $292.9 million and $232.3 million, respectively.

As of June 30, 2009 and December 31, 2008, the investments in unconsolidated affiliates were $55.2 million and $37.3 million, respectively. CH2M HILL’s proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our joint ventures is equal to our current equity investment plus those entities’ undistributed earnings. CH2M HILL provides certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the joint venture agreements.

Summarized unaudited financial information for CH2M HILL’s unconsolidated affiliates for the three months and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
RESULTS OF OPERATIONS:
Revenue	$559,306	$623,255	$1,031,838	$1,100,993
Direct costs	(514,052)	(644,697)	(955,221)	(1,082,163)
Gross margin	45,254	(21,442)	76,617	18,830
General and administrative expenses	(593)	(2,000)	(1,138)	(2,848)
Operating income (loss)	44,661	(23,442)	75,479	15,982
Other expense, net	(6,016)	(10,520)	(5,859)	(9,705)
Net income (loss)	$38,645	$(33,962)	$69,620	$6,277

(7) GOODWILL AND INTANGIBLE ASSETS

Intangible assets with finite lives consist of the following (in thousands):

	Cost	Accumulated Amortization	Net finite-lived intangible assets
June 30, 2009
Contracted backlog	$58,871	$(51,876)	$6,995
Customer relationships	57,922	(14,187)	43,735
Non-compete agreements and other	1,100	(821)	279
	$117,893	$(66,884)	$51,009
December 31, 2008
Contracted backlog	$58,871	$(38,038)	$20,833
Customer relationships	57,922	(10,651)	47,271
Non-compete agreements and other	1,100	(711)	389
	$117,893	$(49,400)	$68,493

Indefinite-lived intangible assets consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Goodwill	$134,903	$134,840
Tradename	20,326	20,326
	$155,229	$155,166

All finite-lived intangible assets are being amortized over their expected lives up to seven years. The amortization expense reflected in the accompanying consolidated statements of income was $8.7 million and $9.4 million for the three months ended June 30, 2009 and 2008, respectively, and $17.5 million and $18.2 million for the six months ended June 30, 2009 and 2008, respectively. These intangible assets are expected to be fully amortized in 2014.

(8) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Land	$22,477	$25,409
Buildings	68,692	66,775
Furniture, fixtures and equipment	194,891	189,210
Leasehold improvements	51,798	44,387
	337,858	325,781
Less: Accumulated depreciation	(138,107)	(111,744)
Property, plant and equipment, net	$199,751	$214,037

Depreciation expense reflected in the consolidated statements of income was $12.9 million and $6.1 million for the three months ended June 30, 2009 and 2008, respectively, and $26.3 million and $27.8 million for the six months ended June 30, 2009 and 2008, respectively. The majority of depreciation expense relates to property, plant and equipment held in the Energy segment.

(9) LINE OF CREDIT

CH2M HILL is party to a credit agreement which provides for a $500.0 million committed revolving credit facility (RLOC) which expires on August 31, 2012. The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $250.0 million. The credit agreement has been used for general corporate purposes and permitted acquisitions. It also provides that up to $250.0 million is available for the issuance of letters of credit to support various operating activities. At CH2M HILL’s option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender’s applicable base rate less a discount rate up to 0.25% based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of June 30, 2009, CH2M HILL had $80.0 million in borrowings outstanding on the RLOC. Additionally, at the end of the current period, issued and outstanding letters of credit of $71.2 million were reserved against the borrowing base of the credit agreement, compared to $51.3 million at December 31, 2008. While the management of CH2M HILL continues to carefully monitor the unfolding global financial situation to assess any impacts this might have on our banks in the RLOC and their ability to meet their legal funding obligations to us, the RLOC is a committed facility and CH2M HILL believes the potential financial exposure is limited.

In the first quarter of 2008, CH2M HILL entered into two derivative financial transactions to reduce the effects of interest rate changes on cash flows due to changes in interest rates on its outstanding debt. As of June 30, 2009, CH2M HILL had fixed its interest rate exposure on $50.0 million of the outstanding RLOC balance through these derivatives. The Company has not designated these derivative instruments as effective hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and therefore, interest expense related to periodic settlements on these interest rate swaps and the change in fair value of these swap agreements is recognized in earnings in the current period. These interest rate swaps mature in March 2010. The fair value of these derivative assets are approximately $1.1 million at June 30, 2009.

The RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of June 30, 2009, CH2M HILL was in compliance with the covenants required by the credit agreement.

(10) PROVISION FOR INCOME TAXES

The effective tax rate from continuing operations for the three months ended June 30, 2009 was 22.7% compared to 65.6% for the same period in the prior year. The tax rate from continuing operations for the six months ended June 30, 2009 was 29.4% compared to the 46.4% for the same period in the prior year. The effective tax rate for the three and six months ended June 30, 2009 was favorably impacted by the recognition of domestic production activities deduction from prior periods and by certain foreign operating results. CH2M HILL’s effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

As of June 30, 2009 and December 31, 2008, we had $33.6 million and $25.4 million, respectively, recorded as a liability for uncertain tax positions. The increase is primarily the result of an additional liability for uncertainty related to research and experimentation credits for prior years.

CH2M HILL recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2009 and December 31, 2008, CH2M HILL had approximately $4.7 million and $3.8 million, respectively, of accrued interest and penalties related to uncertain tax positions.

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

The following discussion and information contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import and statements regarding our strategy, financial performance and operations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under Item 1A, Risk Factors (which is expressly incorporated herein by reference) of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 24, 2009. You should review this section in conjunction with our financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Overview

We are one of the largest engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operations, maintenance, project management and related technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we operate in more than 80 countries and have more than 25,000 employees worldwide.

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

During the second quarter, our Chief Executive Officer began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. We now operate under the following segments—Government, Environment and Nuclear (GEN), Facilities and Infrastructure, and Energy—which are aligned with the types of clients we serve. Our GEN segment generally provides a comprehensive range of services to the U.S. Federal government as well as services to international governments and industry. Our Facilities and Infrastructure segment generally provides a comprehensive range of services to various industry segments, and state, local and provincial governments. Our Energy segment generally provides a comprehensive range of services to private sector clients.

Results of Operations

Revenue and Operating Income of our Reportable Segments

The results of operations for the three and six months ended June 30, 2009 and 2008 by operating segment were as follows (in millions):

Three Months Ended June 30, 2009 and 2008

	2009			2008			Change
	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Government, Environment and Nuclear	$421.8	$7.8	$7.8	$379.4	$10.9	$12.7	$42.4	11.2%	$(3.1)	$(4.9)	(38.6)%
Facilities and Infrastructure	494.9	9.2	18.2	471.2	(13.1)	(5.5)	23.7	5.0%	22.3	23.7	n/a
Energy	424.3	(0.4)	14.4	457.4	1.2	18.4	(33.1)	(7.2)%	(1.6)	(4.0)	(21.7)%
Other	—	—	(10.5)	—	—	(12.9)	—	—	—	2.4	18.6%
Total	$1,341.0	$16.6	$29.9	$1,308.0	$(1.0)	$12.7	$33.0		$17.6	$17.2

Six Months Ended June 30, 2009 and 2008

	2009			2008			Change
	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Government, Environment and Nuclear	$811.6	$15.0	$20.4	$728.0	$21.3	$20.1	$83.6	11.5%	$(6.3)	$0.3	1.5%
Facilities and Infrastructure	977.6	11.9	28.2	939.6	(12.3)	3.1	38.0	4.0%	24.2	25.1	n/a
Energy	855.8	0.6	22.6	867.4	2.0	26.1	(11.6)	(1.3)%	(1.4)	(3.5)	(13.4)%
Other	—	—	(21.7)	—	—	(24.3)	—		—	2.6	10.7%
Total	$2,645.0	$27.5	$49.5	$2,535.0	$11.0	$25.0	$110.0		$16.5	$24.5

Government, Environment and Nuclear

Revenue from this segment increased for the three and six months ended June 30, 2009, compared to the same periods in the prior year by $42.4 million or 11.2%, and $83.6 million or 11.5%, respectively. The increase in revenue is substantially due to higher volume of work in Texas supporting Hurricane Ike recovery, partially offset by delays in finalizing newly awarded governmental contracts in our continental U.S. design build markets. Also contributing to the increase in revenues is the award of a domestic nuclear contract and the award of a program management project in the United Arab Emirates.

Operating income decreased for the three months ended June 30, 2009 compared to the same period in the prior year by $4.9 million or 38.6% and remained relatively unchanged for the six months ended June 30, 2009 compared to the same period in the prior year. The decrease for the three months ended June 30, 2009 compared to the same period in the prior year is primarily due to the substantial completion of two nuclear projects.

Facilities and Infrastructure

Revenue from our Facilities and Infrastructure segment increased for the three and six months ended June 30, 2009, compared to the same periods in 2008 by $23.7 million or 5.0%, and $38.0 million or 4.0%, respectively. The increase is largely attributable to two projects in our transportation business which began during 2008, as well as growth in our North American consulting and international markets. North American consulting growth is due in part to design and program management services for municipal clients in the northeast and southwest United States, while international growth was driven primarily by large program management projects located in the United Kingdom and United Arab Emirates. Revenues increased in our operations and maintenance business due to two municipal services projects in the southern United States that started in the third quarter of 2008.

Operating income increased significantly for the three and six months ended June 30, 2009, compared to the same periods in the prior year by $23.7 million and $25.1 million, respectively. The increase in operating income compared to the prior year is partly attributable to the increased volume within our transportation business discussed above. During the second quarter of 2008, a significant loss was recognized on a transportation project within one of its joint ventures. The increase in operating income is partially offset by schedule and cost impacts on two projects in the Middle East within our transportation and water business.

Energy

Revenue from our Energy segment decreased by $33.1 million or 7.2% for the three months ended June 30, 2009. The revenue for the six months ended June 30, 2009 compared to the same period in the prior year remained relatively unchanged. The decrease in revenue is primarily attributable to a decrease in full service revenue due to a general decline in business due to a slow down in economic activity and depressed oil and gas prices. Also contributing to the decrease were delays and contract value reduction in certain businesses and the cancellation of a project in Canada. The decrease is partially offset by increased volume in Alaska and the related work on the North Slope within our energy and chemicals business as well as two engineering-procurement-construction (EPC) projects awarded during 2007 that are now in the peak of their construction cycles within our power business.

Operating income decreased for the three months ended June 30, 2009 compared to the same period in the prior year by $4.0 million or 21.7%. The operating income for the six months ended June 30, 2009 compared to the same period in the prior year decreased $3.5 million or 13.4%. The decrease in operating income is primarily attributable to the delays, contract value reduction and cancellation as discussed above. The decrease was partially offset by proactive management of overhead. Further, the two EPC projects discussed above contribute to the increased operating income.

Other

Other primarily includes corporate expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax, and general business development efforts. The decrease of $2.4 million and $2.6 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in the prior year is due to a decrease in expenditures related to overhead cost reduction efforts and strategic initiatives, which is partially offset by an increase in benefit plans expenses.

Provision for Income Taxes

Our effective tax rate from continuing operations for the three months ended June 30, 2009 was 22.7% compared to 65.6% for the same period in the prior year. Our effective tax rate from continuing operations for the six months ended June 30, 2009 was 29.4% compared to 46.4% for the same period in the prior year. The effective tax rate for the three and six months ended June 30, 2009 was favorably impacted by the recognition of domestic production activities deduction from prior periods and by certain foreign operating results. CH2M HILL’s effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, borrowings under our revolving line of credit and other financing arrangements. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and repurchases of stock presented on our internal market. During the six months ended June 30, 2009, we generated $91.2 million of cash from our operations compared to $53.5 million of cash provided by operating activities in the same period last year. The improvement in operating cash flow during the current period was due to an increase in cash collections of accounts receivable as well as higher earnings.

We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at June 30, 2009, we have deemed the allowance for doubtful accounts to be adequate; however, economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, the timing of the receipt of cash may impact our ability to meet our operating needs.

Cash used in investing activities was $21.4 million in the six months ended June 30, 2009 compared to $42.9 million used in investing activities for the same period in 2008. The majority of cash used in our investing activities relates to payments made for the purchase of property, plant, and equipment and investments in our joint ventures. We spent $13.3 million and $22.4 million on capital expenditures in the six months ended June 30, 2009 and 2008, respectively. The cash flows used in our investments in affiliates (net of distributions of capital received) changed from period to period primarily due to investments in a significant transportation unconsolidated affiliate.

We finance our operations, acquisitions and capital expenditures using a variety of capital vehicles. Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash we may either choose to finance new opportunities using leverage in the form of our revolving line of credit facility (RLOC), or other debt. In some instances we may use a combination of one or more of these financing mechanisms. As of June 30, 2009, our outstanding debt obligations were approximately $138.2 million. The majority of the funds from these obligations financed our recent acquisitions, including the assumption and issuance of notes payable and mortgage notes related to property, plant and equipment.

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

During 2008, we entered into derivative financial transactions to reduce the effects of interest rate changes on cash flows due to changes in interest rates on our outstanding debt. As of June 30, 2009, we had fixed our interest rate exposure on $50.0 million of the outstanding RLOC balance through these derivatives. We do not enter into derivative transactions for speculative purposes. As of June 30, 2009, we had not designated these derivative instruments as effective hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, interest expense related to periodic settlements on these interest rate swaps and the change in fair market value of these interest rate swaps are recognized in earnings in the current period. These interest rate swaps expire in March 2010. The fair value of these derivatives is not significant.

As of June 30, 2009, we had $80.0 million in borrowings outstanding on the RLOC. Additionally we had issued and outstanding letters of credit of $71.2 million reserved against the RLOC’s borrowing base. Based on our total cash and credit capacity at June 30, 2009, we believe we have sufficient resources to fund our operations and repurchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond. If and when we identify potential business acquisition candidates or incur additional capital expenditures, we will determine the combination of financing options that provides us the most efficient cost of capital.

Our RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of June 30, 2009, we were in compliance with the covenants required by the credit agreement.

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

Our nonrecourse debt consists of two mortgage notes related to buildings and property. As of June 30, 2009, approximately $16.9 million of these mortgages were outstanding. One of the mortgage notes pertains to offices in Anchorage, Alaska and the second relates to a building used for warehousing spare parts. Both of the mortgage notes are secured by buildings and real estate.

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

As noted above, we entered into derivative financial transactions to reduce the effects of interest rate changes on cash flows due to changes in interest rates on our outstanding debt. The fair value of these derivatives is not significant.

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the three months ended June 30, 2009, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

On December 31, 2007, the Company adopted Statement of Accounting Standard No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158), which requires employers to recognize the funded status of pension and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. SFAS 158 also requires plan assets and benefit obligations to be measured as of December 31, 2008. As a result, CH2M HILL changed its measurement date from October 31st to December 31st in 2008 in accordance with SFAS 158.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financials statements are issued or are available to be issued.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. SFAS 167 is effective for CH2M HILL beginning January 1, 2010.

On July 1, 2009, the FASB released SFAS No. 168, The Accounting Standards Codification and the Hierarchy of Generally Accepted Account Principles (SFAS 168). The Codification will become the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 supersedes SFAS 162, thereby eliminating the four-level GAAP hierarchy previously set forth. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for CH2M HILL for our interim period ending on September 30, 2009.

On December 30, 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132R-1). The FSP amends SFAS 132 (revised 2003), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132R-1 requires employers of entities to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, and the fair-value techniques and inputs used to measure plan assets. FSP FAS 132R-1 is effective for CH2M HILL for the year ending December 31, 2009.

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

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and the holdback contingency balance outstanding related to our acquisition of VECO. There was $80.0 million and approximately $51.9 million outstanding under the unsecured revolving credit agreement and holdback contingency, respectively, at June 30, 2009. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured revolving credit agreement and the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $1.3 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by CH2M HILL during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April(a)	6,550	$30.80	—	—
May(a)	—	—	—	—
June(b)	376,415	32.54	—	—
Total	382,965	32.51	—	—

(a)                                  Shares purchased by CH2M HILL from terminated employees.

(b)                                 Shares purchased by CH2M HILL in the Internal Market.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 4, 2009, CH2M HILL held its 2009 Annual Meeting of Shareholders.  At this meeting, the following three matters were submitted to a vote of CH2M HILL shareholders:

1.

A proposal to elect four directors (Robert W. Bailey, Lee A. McIntire, Nancy R. Tuor, and Barry L. Williams) to serve a three year term as members of CH2M HILL’s board of directors. This proposal was approved at the annual meeting.

2.	A proposal to ratify the selection of KPMG LLP as CH2M HILL’s independent auditors for the year ending December 31, 2009. This proposal was approved at the annual meeting.

3.	A proposal to approve the revisions to the CH2M HILL Stock Option Plan. This proposal was approved at the annual meeting.

Below is a table setting forth the voting results with respect to each of these proposals:

Matter	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non- Votes
Election of Directors:
Robert W. Bailey	25,000,566	—	842,838	—	—
Lee A. McIntire	25,106,181	—	737,223	—	—
Nancy R. Tuor	25,073,398	—	770,006	—	—
Barry L. Williams	25,365,286	—	478,118	—	—
Ratification of KPMG LLP	25,316,502	307,102	—	219,800	—
Amendment of the CH2M HILL Stock Option Plan	23,723,306	966,591	—	1,153,507	—

In addition to the above directors, Robert G. Card, William T. Dehn, Jerry D. Geist, Garry M. Higdem, David B. Price, Jacqueline C. Rast, M. Catherine Santee, Michael A. Szomjassy,  and Barry L. Williams continue to serve as directors of CH2M HILL following the annual meeting.

Item 6.  EXHIBITS

In accordance with Regulation S-X 3-09, within six months following the end of its fiscal year, the Company was required to file certain financial statements for CLM Delivery Partner, Limited (a significant unconsolidated foreign filer subsidiary). At this time, these financial statements have not yet been filed, however, pending resolution of differences in accounting standards between the U.S. and the United Kingdom where CLM Delivery Partner, Limited does business, we expect that these financials statements will be filed with the SEC in the near future.

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

CH2M HILL Companies, Ltd.

Date: August 10, 2009	/s/ M. CATHERINE SANTEE
M. Catherine Santee
Chief Financial Officer

/s/ JOANN SHEA
JoAnn Shea
Vice President and Chief Accounting Officer