Form 10-K/A
period 2008-12-31
CH2M HILL COMPANIES LTD
filed 2009-09-03
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

CH2M HILL Companies Ltd. (the “Registrant”) is filing this Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2009 and amended by Amendment No. 1 to Form 10-K, filed with the SEC on June 30, 2009 (collectively, the “Original Filing”).

This Amendment is being filed because, pursuant to Rule 3-09 of SEC Regulation S-X, the Registrant is required to file financial statements of its unconsolidated subsidiary, CLM Delivery Partner Ltd.  The financial statements of CLM Delivery Partner Ltd are filed in this Amendment under Item 15 - Exhibits and Financial Statement Schedules.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing.  This Form 10-K/A does not reflect events occurring after the Original Filing and, other than providing the audited financial statements of CLM Delivery Partner Ltd under Item 15, does not modify or update the disclosures in the Original Filing in any way.

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

Code of Ethics

Exhibit Number	Description
14.1	CH2M HILL Companies, Ltd. Ethics Code for Executive and Financial Officers filed as Exhibit 14.1 on Form 10-K on February 23, 2007

Subsidiaries of the Registrant

Exhibit Number	Description
21.1	Subsidiaries of CH2M HILL Companies, Ltd.

Consent of Experts and Counsel

Exhibit Number	Description
23.1	Consent of KPMG LLP
23.2	Consent of Ehrhardt Keefe Steiner & Hottman PC
*23.3	Consent of PricewaterhouseCoopers LLP

Power of Attorney

Exhibit Number	Description
24.1	Power of Attorney authorizing signature

Rule 13a-14(a)/15d-14(a) Certifications

Exhibit Number	Description
*31.1	Written Statement of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Written Statement of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Section 1250 Certifications

Exhibit Number	Description
*32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Additional Exhibits

Exhibit Number	Description
99.1	Internal Market Rules, filed as Exhibit 99 to Registration Statement on Form S-1 on March 15, 1999 (File No. 333-74427)

99.2

The balance sheets of Golden Crossing Constructors Joint Venture as of December 31, 2008 and 2007, and the related statements of operations and comprehensive income (loss), changes in members’ deficit and cash flows for each of the years in the three-year period ended December 31, 2008.

*99.3	The balance sheets of CLM Delivery Partner Ltd as of December 31, 2008 and 2007, and the related profit and loss accounts and cash flow statements for the years then ended.

*99.4

The balance sheets of CLM Delivery Partner Ltd as of December 31, 2007 and 2006, and the related profit & loss accounts and cash flow statements for the year ended December, 31 2007 and the four months ended December, 31, 2006.

*                                         Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, Douglas County, State of Colorado, on September 2, 2009.

CH2M HILL COMPANIES, LTD.
By:	/s/ M. CATHERINE SANTEE
M. Catherine Santee
Chief Financial Officer

By:	/s/ JOANN SHEA
JoAnn Shea
Chief Accounting Officer