Form 10-Q
period 2009-09-30
CH2M HILL COMPANIES LTD
filed 2009-11-04
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2009 was 32,129,370.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$166,564	$114,282
Available-for-sale securities	1,912	327
Receivables, net—
Client accounts	596,440	670,243
Unbilled revenue	422,985	446,763
Other	16,425	13,280
Deferred income taxes	44,578	50,246
Income tax receivable	6,095	16,837
Prepaid expenses and other current assets	59,814	65,558
Total current assets	1,314,813	1,377,536
Investments in unconsolidated affiliates	88,352	37,322
Property, plant and equipment, net	200,684	214,037
Goodwill	130,354	134,840
Intangible assets, net	63,849	88,819
Deferred income taxes	96,254	82,326
Other assets	45,165	36,961
Total assets	$1,939,471	$1,971,841
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,191	$24,652
Accounts payable and accrued subcontractor costs	390,981	447,747
Billings in excess of revenue	303,592	289,230
Accrued payroll and employee related liabilities	242,702	278,684
Other accrued liabilities	101,856	93,309
Total current liabilities	1,053,322	1,133,622
Long-term employee related liabilities and other	325,826	300,247
Long-term debt	40,598	151,223
Total liabilities	1,419,746	1,585,092
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,926,353 and 31,604,336 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	319	316
Additional paid-in capital	34,206	9,947
Retained earnings	510,235	428,054
Accumulated other comprehensive loss	(39,744)	(54,086)
Total CH2M HILL common shareholders’ equity	505,016	384,231
Noncontrolling interests	14,709	2,518
Total equity	519,725	386,749
Total liabilities and shareholders’ equity	$1,939,471	$1,971,841

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Gross revenue	$1,441,281	$1,446,979	$4,148,958	$4,041,272
Equity in earnings of joint ventures and affiliated companies	18,469	10,058	45,997	21,112

Operating expenses:
Direct cost of services and overhead	(1,187,643)	(1,162,344)	(3,367,925)	(3,241,325)
General and administrative	(248,244)	(270,350)	(750,517)	(769,495)

Gain on sale of operating assets	58,235	—	58,235	—

Operating income	82,098	24,343	134,748	51,564

Other income (expense):
Interest income	506	604	952	2,892
Interest expense	(1,228)	(3,993)	(5,922)	(12,337)
Income before provision for income taxes	81,376	20,954	129,778	42,119
Provision for income taxes	(24,614)	(6,155)	(34,964)	(13,391)

Net income	56,762	14,799	94,814	28,728
Less: Loss (income) attributable to noncontrolling interests	1,505	(4,889)	(12,633)	(10,061)
Net income attributable to CH2M HILL	$58,267	$9,910	$82,181	$18,667

Net income per common share:
Basic	$1.82	$0.29	$2.58	$0.56
Diluted	$1.78	$0.29	$2.52	$0.54
Weighted average number of common shares:
Basic	31,985,190	33,599,143	31,903,629	33,631,817
Diluted	32,673,958	34,498,126	32,576,869	34,544,697

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$94,814	$28,728
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	64,555	68,822
Gain on sale of operating assets	(58,235)	—
Stock-based employee compensation expense	55,828	34,496
Loss (gain) on disposal of property, plant and equipment	2,234	(25)
Allowance for uncollectible accounts	8,798	2,759
Deferred income taxes	(8,663)	(13,957)
Undistributed earnings from unconsolidated affiliates	(45,997)	(21,112)
Distributions from unconsolidated affiliates	28,760	39,140
Change in assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	64,762	10,915
Prepaid expenses and other	(4,595)	(1,707)
Accounts payable and accrued subcontractor costs	(51,629)	(39,567)
Billings in excess of revenue	19,283	15,526
Employee related liabilities	(7,823)	23,071
Other accrued liabilities	11,590	(19,186)
Income taxes payable	(7,667)	(7,968)
Long term liabilities and other	37,686	8,757
Net cash provided by operating activities	203,701	128,692
Cash flows from investing activities:
Capital expenditures	(27,775)	(35,151)
Acquisitions and earn-out payments, net of cash acquired	—	(22,134)
Investments in unconsolidated affiliates	(62,462)	(76,595)
Distributions of capital from unconsolidated affiliates	29,512	45,856
Proceeds from sale of operating assets	70,971	—
Proceeds from sale of property, plant and equipment	61	642
Proceeds from sale of investments	—	1,054
Net cash provided by (used in) investing activities	10,307	(86,328)
Cash flows from financing activities:
Borrowings on line of credit and long-term debt	746,110	801,900
Payments on line of credit and long-term debt	(867,196)	(804,385)
Repurchases and retirements of stock	(55,650)	(42,986)
Excess tax benefits from stock-based compensation	4,806	5,068
Net contributions from noncontrolling interests	(1,487)	721
Net cash used in financing activities	(173,417)	(39,682)
Effect of exchange rates on cash	11,691	(3,101)
Increase (decrease) in cash and cash equivalents	52,282	(419)
Cash and cash equivalents, beginning of period	114,282	124,105
Cash and cash equivalents, end of period	$166,564	$123,686
Supplemental disclosures:
Cash paid for interest	$7,125	$10,774
Cash paid for income taxes	$29,798	$37,609

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 4, 2009, the day the financial statements were issued.

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

Change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and can be estimated. Management evaluates when a change order is probable based upon its experience in negotiating change orders or the customer’s written approval of such changes. Losses on construction and engineering contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated.

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

Billings in excess of revenue represent the excess of billings to date, per the contract terms, over revenue recognized on contracts in process.

Shareholders’ Equity

The changes in shareholders’ equity for the nine months ended September 30, 2009 are as follows (in thousands):

	Shares	Amount
Shareholders’ equity, December 31, 2008	31,604	$386,749
Net income attributable to CH2M HILL	—	82,181
Shares issued and to be issued in connection with stock-based compensation and employee benefit plans	1,673	67,725
Shares and share equivalents purchased, retired and cancelled	(1,351)	(43,463)
Other comprehensive income	—	14,342
Noncontrolling interests	—	12,191
Shareholders’ equity, September 30, 2009	31,926	$519,725

Stock-Based Compensation Plans

CH2M HILL accounts for stock-based compensation in accordance with Accounting Standards Codification (ASC) Topic 718, Stock Compensation, using the prospective method. Under the prospective method, the provisions of ASC Topic 718 apply to new grants made on or after January 1, 2006. CH2M HILL measures the fair value of stock option grants at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2009 was $5.80 and $5.58, respectively, compared to $5.59 and $5.92 for the same periods in the prior year.

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

The total compensation cost recognized for share-based payments for stock options during the three and nine months ended September 30, 2009 was $1.0 million and $3.1 million, respectively, compared to $1.1 million and $3.4 million for the three and nine months ended September 30, 2008.

Recently Adopted Accounting Standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into ASC Topic 105, Generally Accepted Accounting Standards. ASC Topic 105 will become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. This standard reorganizes the GAAP pronouncements into accounting topics and displays them using a consistent structure. This guidance impacts the Company’s financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification. CH2M HILL adopted ASC Topic 105 on September 30, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations, which was primarily codified into ASC Topic 805, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. ASC Topic 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. CH2M HILL adopted ASC Topic 805 on January 1, 2009.

On January 1, 2009, CH2M HILL adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-An Amendement of ARB No. 51, which was primarily codified into ASC Topic 810, Consolidations. Noncontrolling interests are defined as the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. ASC Topic 810 establishes accounting and reporting standards for noncontrolling interests, the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC Topic 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. CH2M HILL adopted the accounting provisions of ASC Topic 810 on a prospective basis as of the beginning of our 2009 fiscal year. The presentation and disclosure requirements of ASC Topic 810 were adopted on a retrospective basis, and resulted in a reclassification of minority interests to noncontrolling interests of $2.5 million at December 31, 2008.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into ASC Topic 855, Subsequent Events.  ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financials statements are issued or are available to be issued. CH2M HILL adopted ASC Topic 855 on June 30, 2009. Adoption did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and continually assess any significant changes in risk exposure due to that involvement. SFAS 167 is effective for CH2M HILL beginning January 1, 2010. The Company is in the process of evaluating the impacts of this statement.

On December 30, 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which was primarily codified into ASC Topic 715, Compensation-Retirement Benefit. The statement provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. ASC Topic 715 requires employers of entities to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, and the fair value techniques and inputs used to measure plan assets. ASC Topic 715 is effective for CH2M HILL for the year ending December 31, 2009.

(2) SEGMENT INFORMATION

As discussed in Note 1, the chief operating decision maker began regularly reviewing operating results using a new segment structure effective in the second quarter 2009. In accordance with ASC Topic 280, Segment Reporting, we reviewed our reportable segments and determined that, based on the current business environment in which we operate, the economic characteristics of our operating segments, and management’s view of the business, a revision of our reportable segments was appropriate. Based on this determination, our new reportable segments are: Government, Environment and Nuclear (GEN), Facilities and Infrastructure, and Energy. The primary change from our previously reported segments is the former Civil Infrastructure and Industrial client groups have been strategically redeployed within the new segments.

In accordance with ASC Topic 280, we have restated prior period segment disclosures in these consolidated financial statements based on our new reportable segments. Certain financial information relating to the three and nine months ended September 30, 2009 and 2008 for each segment is provided below (in thousands):

Three Months Ended September 30, 2009	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$549,437	$478,372	$413,472	$—	$1,441,281
Equity in earnings of joint ventures and affiliated companies	14,843	3,291	335	—	18,469
Operating income (loss)	84,239	14,706	(5,488)	(11,359)	82,098

Three Months Ended September 30, 2008	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$413,440	$518,048	$515,491	$—	$1,446,979
Equity in earnings of joint ventures and affiliated companies	7,588	1,304	1,166	—	10,058
Operating income (loss)	23,533	3,955	6,333	(9,478)	24,343

Nine Months Ended September 30, 2009	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$1,423,685	$1,456,021	$1,269,252	$—	$4,148,958
Equity in earnings of joint ventures and affiliated companies	29,868	15,162	967	—	45,997
Operating income (loss)	107,852	42,894	17,069	(33,067)	134,748

Nine Months Ended September 30, 2008	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$1,200,765	$1,457,628	$1,382,879	$—	$4,041,272
Equity in earnings (losses) of joint ventures and affiliated companies	28,874	(10,967)	3,205	—	21,112
Operating income (loss)	45,926	7,089	32,410	(33,861)	51,564

During the second quarter, our chief operating decision maker began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. We now operate under the following segments— Government, Environment and Nuclear (GEN), Facilities and Infrastructure, and Energy—which are aligned with the types of clients we serve. Our GEN segment generally provides a comprehensive range of services to the U.S. Federal government as well as services to international governments and industry. Our Facilities and Infrastructure segment generally provides a comprehensive range of services to various industry segments, and state, local and provincial governments. Our Energy segment generally provides a comprehensive range of services to private sector clients.

(3) COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation adjustments, benefit plan adjustments, and unrealized gains/losses on equity investments that have been reflected as a component of shareholders’ equity and have not impacted net income. The following table summarizes the components of comprehensive income for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$56,762	$14,799	$94,814	$28,728
Unrealized gains (losses) on equity investments and other, net of tax	381	(233)	540	(1,428)
Foreign currency translation adjustments	8,271	(2,800)	14,847	(3,840)
Comprehensive income	65,414	11,766	110,201	23,460
Comprehensive income attributable to noncontrolling interests	1,088	(4,487)	(13,678)	(9,705)
Comprehensive income attributable to CH2M HILL	$66,502	$7,279	$96,523	$13,755

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

The following table is a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Numerator:
Net income attributable to CH2M HILL	$58,267	$9,910	$82,181	$18,667

Denominator:
Basic income per share — weighted average shares outstanding	31,985	33,599	31,904	33,632
Dilutive effect of common stock equivalents	689	899	673	913
Diluted income per share — adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	32,674	34,498	32,577	34,545

Basic net income per common share	$1.82	$0.29	$2.58	$0.56
Diluted net income per common share	$1.78	$0.29	$2.52	$0.54

(5) SALE OF OPERATING ASSETS

During the current quarter, the Company completed the sale of certain assets and liabilities of its Enterprise Management Solutions (EMS) business. The selling price was $86.6 million, net of amounts due for estimated working capital adjustments of $12.7 million. The final selling price is subject to final working capital and other customary adjustments. The Company recorded a pre-tax gain of approximately $58.2 million during the three months ended September 30, 2009. During the second quarter of 2009, the operations of EMS were presented as discontinued operations. In the third quarter of 2009, the presentation was revised to present the results of EMS as part of continuing operations due to the nature of CH2M HILL’s continuing involvement with that entity after disposition.

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

CH2M HILL’s interests in certain joint ventures are considered variable interest entities (VIE’s) under ASC Topic 810, Consolidation. A VIE is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (b) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, or (c) the equity investors have voting rights that are not proportional to their economic interests. ASC Topic 810 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. For VIE’s where CH2M HILL is not the primary beneficiary and those entities which are unconsolidated voting interest entities, CH2M HILL accounts for its investments in affiliated unconsolidated companies primarily using the equity method of accounting.

CH2M HILL has classified entities identified as VIE’s into two groups, the first of which includes those entities that CH2M HILL has consolidated under the guidance of ASC Topic 810, as CH2M HILL is considered the primary beneficiary, and the second group that includes those entities which CH2M HILL was not required to consolidate. As of September 30, 2009, the assets and liabilities of VIE’s that were consolidated were $136.8 million and $94.8 million, respectively. As of September 30, 2009, the assets and liabilities of the identified VIE’s that were not consolidated were $391.8 million and $312.0 million, respectively.

As of September 30, 2009 and December 31, 2008, the investments in unconsolidated affiliates were $88.4 million and $37.3 million, respectively. CH2M HILL’s proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our joint ventures is equal to our current equity investment plus those entities’ undistributed earnings. CH2M HILL provides certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the joint venture agreements.

Summarized unaudited financial information for CH2M HILL’s unconsolidated affiliates for the three months and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
RESULTS OF OPERATIONS:
Revenue	$639,701	$592,382	$1,671,539	$1,693,375
Direct costs	(586,837)	(559,556)	(1,542,058)	(1,641,719)
Gross margin	52,864	32,826	129,481	51,656
General and administrative expenses	820	(2,378)	(317)	(5,226)
Operating income	53,684	30,448	129,164	46,430
Other expense, net	(2,955)	(4,455)	(8,814)	(14,160)
Net income	$50,729	$25,993	$120,350	$32,270

(7) GOODWILL AND INTANGIBLE ASSETS

Intangible assets with finite lives consist of the following (in thousands):

	Cost	Accumulated Amortization	Net finite-lived intangible assets
September 30, 2009
Contracted backlog	$58,871	$(56,462)	$2,409
Customer relationships	57,922	(16,856)	41,066
Non-compete agreements and other	902	(854)	48
	$117,695	$(74,172)	$43,523
December 31, 2008
Contracted backlog	$58,871	$(38,038)	$20,833
Customer relationships	57,922	(10,651)	47,271
Non-compete agreements and other	1,100	(711)	389
	$117,893	$(49,400)	$68,493

Indefinite-lived intangible assets consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Goodwill	$130,354	$134,840
Tradename	20,326	20,326
	$150,680	$155,166

All finite-lived intangible assets are being amortized over their expected lives up to seven years. The amortization expense reflected in the accompanying consolidated statements of income was $7.3 million and $9.5 million for the three months ended September 30, 2009 and 2008, respectively, and $24.8 million and $27.7 million for the nine months ended September 30, 2009 and 2008, respectively. These intangible assets are expected to be fully amortized in 2014.

(8) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Land	$23,503	$25,409
Buildings	69,889	66,775
Furniture, fixtures and equipment	187,767	189,210
Leasehold improvements	62,433	44,387
	343,592	325,781
Less: Accumulated depreciation	(142,908)	(111,744)
Property, plant and equipment, net	$200,684	$214,037

Depreciation expense reflected in the consolidated statements of income was $13.4 million and $13.6 million for the three months ended September 30, 2009 and 2008, respectively, and $39.8 million and $41.4 million for the nine months ended September 30, 2009 and 2008, respectively. The majority of depreciation expense relates to property, plant and equipment held in the Energy segment.

(9) LINE OF CREDIT

CH2M HILL is party to a credit agreement which provides for a $500.0 million committed revolving credit facility (RLOC) which expires on August 31, 2012. The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $250.0 million. The credit agreement has been used for general corporate purposes and permitted acquisitions. It also provides that up to $250.0 million is available for the issuance of letters of credit to support various operating activities. At CH2M HILL’s option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender’s applicable base rate less a discount rate up to 0.25% based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on CH2M HILL’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of September 30, 2009, CH2M HILL did not have any borrowings outstanding on the RLOC. Additionally, at the end of the current period, issued and outstanding letters of credit of $68.4 million were reserved against the borrowing base of the credit agreement, compared to $51.3 million at December 31, 2008. While the management of CH2M HILL continues to carefully monitor the unfolding global financial situation to assess any impacts this might have on our banks in the RLOC and their ability to meet their legal funding obligations to us, the RLOC is a committed facility and CH2M HILL believes the potential financial exposure is limited.

In the first quarter of 2008, CH2M HILL entered into two derivative financial transactions to reduce the effects of interest rate changes on cash flows due to changes in interest rates on its outstanding debt. As of September 30, 2009, CH2M HILL has two interest rate swaps with a total notional amount of $50.0 million. The Company has not designated these derivative instruments as effective hedges as defined by ASC Topic  815, Derivatives and Hedging, and therefore, interest expense related to periodic settlements on these interest rate swaps and the change in fair value of these swap agreements is recognized in earnings in the current period. These interest rate swaps mature in March 2010. The fair value of these derivative assets is not significant.

The RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of September 30, 2009, CH2M HILL was in compliance with the covenants required by the credit agreement.

(10) PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended September 30, 2009 was 29.7% compared to 38.3% for the same period in the prior year. The tax rate for the nine months ended September 30, 2009 was 29.9% compared to the 41.8% for the same period in the prior year. The effective tax rate for the three and nine months ended September 30, 2009 was favorably impacted by the recognition of benefits from statute expirations, taxing jurisdiction settlements, and by improved foreign operating results. CH2M HILL’s effective tax rate continues to be negatively impacted by the effect of non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

As of September 30, 2009 and December 31, 2008, we had $25.5 million and $25.4 million, respectively, recorded as a liability for uncertain tax positions.

CH2M HILL recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2009 and December 31, 2008, CH2M HILL had approximately $4.2 million and $3.8 million, respectively, of accrued interest and penalties related to uncertain tax positions.

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

Overview

We are one of the largest engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operations, maintenance, project management and related technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we operate in more than 80 countries and have 25,000 employees in offices worldwide.

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

During the second quarter, our chief operating decision maker began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. We now operate under the following segments—Government, Environment and Nuclear (GEN), Facilities and Infrastructure, and Energy—which are aligned with the types of clients we serve. Our GEN segment generally provides a comprehensive range of services to the U.S. Federal government as well as services to international governments and industry. Our Facilities and Infrastructure segment generally provides a comprehensive range of services to various industry segments, and state, local and provincial governments. Our Energy segment generally provides a comprehensive range of services to private sector clients.

Results of Operations

Revenue and Operating Income of our Reportable Segments

The results of operations for the three and nine months ended September 30, 2009 and 2008 by operating segment were as follows (in millions):

Three Months Ended September 30, 2009 and 2008

	2009			2008			Change
	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Government, Environment and Nuclear	$549.4	$14.8	$84.2	$413.5	$7.6	$23.5	$135.9	32.9%	$7.2	$60.7	n/a
Facilities and Infrastructure	478.4	3.3	14.7	518.0	1.3	4.0	(39.6)	(7.6)%	2.0	10.7	n/a
Energy	413.5	0.4	(5.5)	515.5	1.2	6.3	(102.0)	(19.8)%	(0.8)	(11.8)	n/a
Other	—	—	(11.3)	—	—	(9.5)	—	—	—	(1.8)	(18.9)%
Total	$1,441.3	$18.5	$82.1	$1,447.0	$10.1	$24.3	$(5.7)		$8.4	$57.8

Nine Months Ended September 30, 2009 and 2008

	2009			2008			Change
	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Government, Environment and Nuclear	$1,423.7	$29.9	$107.8	$1,200.8	$28.9	$45.9	$222.9	18.6%	$1.0	$61.9	n/a
Facilities and Infrastructure	1,456.0	15.1	42.9	1,457.6	(11.0)	7.1	(1.6)	(0.1)%	26.1	35.8	n/a
Energy	1,269.3	1.0	17.1	1,382.9	3.2	32.4	(113.6)	(8.2)%	(2.2)	(15.3)	(47.2)%
Other	—	—	(33.1)	—	—	(33.8)	—		—	0.7	2.1%
Total	$4,149.0	$46.0	$134.7	$4,041.3	$21.1	$51.6	$107.7		$24.9	$83.1

Government, Environment and Nuclear

Revenue from this segment increased for the three and nine months ended September 30, 2009, compared to the same periods in the prior year by $135.9 million or 32.9%, and $222.9 million or 18.6%, respectively. The increase in revenue is substantially due to higher volume of work in Texas supporting Hurricane Ike recovery, partially offset by delays in finalizing newly awarded governmental contracts in our continental U.S. design build markets. Also contributing to the increase in revenues is the award of a domestic nuclear contract and the award of a program management project in the United Arab Emirates.

Operating income significantly increased for the three months and nine months ended September 30, 2009 compared to the same periods in the prior year by $60.7 million and $61.9 million, respectively. The increase for the three and nine months ended September 30, 2009 compared to the same periods in the prior year is primarily due the gain on the sale of certain operating assets in addition to the startup of a domestic and an international nuclear project partially offset by the substantial completion of two nuclear projects.

Facilities and Infrastructure

Revenue from our Facilities and Infrastructure segment decreased for the three and nine months ended September 30, 2009, compared to the same periods in 2008 by $39.6 million or 7.6%, and $1.6 million, respectively. The decrease for the three months ended September 30, 2009 compared to the same period in the prior year is largely attributable to significant decreases in both full service and traditional service revenue in the manufacturing and life sciences markets.  Additionally, the operations and maintenance business experienced delays and scope reductions. The decrease is partially offset by growth in our North American consulting and international markets. North American consulting growth is due in part to design and program management services for municipal clients in the northeast and southwest United States, while international growth was driven primarily by large program management projects located in the United Kingdom and United Arab Emirates.

Operating income increased significantly for the three and nine months ended September 30, 2009, compared to the same periods in the prior year by $10.7 million and $35.8 million, respectively. The increase in operating income compared to the prior year is partly attributable to the increased volume within our transportation business discussed above. During the second quarter of 2008, a significant loss was recognized on a transportation project within one of its joint ventures. The increase in operating income is partially offset by schedule and cost impacts on two projects in the Middle East within our transportation and water business.

Energy

Revenue from our Energy segment decreased for the three and nine months ended September 30, 2009, compared to the same periods in 2008 by $102.0 million or 19.8%, and $113.6 million or 8.2%, respectively. The decrease in revenue is primarily attributable to a decrease in full service revenue due to a slow down in economic activity and depressed oil and gas prices. Also contributing to the decrease were delays and contract value reduction in certain businesses and the cancellation of a project in Canada. The decrease is partially offset by increased volume in Alaska and the related work on the North Slope within our energy and chemicals business as well as two engineering-procurement-construction (EPC) projects awarded during 2007 that are now in the peak of their construction cycles within our power business.

Operating income decreased significantly for the three and nine months ended September 30, 2009 compared to the same period in the prior year by $11.8 million and $15.3 million, respectively. The decrease in operating income is primarily attributable to the delays, contract value reduction and cancellation as discussed above. Further, the two EPC projects discussed above contribute to the increased operating income.

Other

Other primarily includes corporate expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, tax, and general business development efforts. Expenses increased for both the three and nine months ended September 30, 2009 due to higher employee related expenses. For the nine months ended September 30, 2009, the increase was offset by decreased expenditures related to overhead cost reduction efforts and strategic initiatives.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2009 was 29.7% compared to 38.3% for the same period in the prior year. The tax rate for the nine months ended September 30, 2009 was 29.9% compared to the 41.8% for the same period in the prior year. The effective tax rate for the three and nine months ended September 30, 2009 was favorably impacted by the recognition of benefits from statute expirations, taxing jurisdiction settlements, and by improved foreign operating results. CH2M HILL’s effective tax rate continues to be negatively impacted by the effect of non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, borrowings under our revolving line of credit and other financing arrangements. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and repurchases of stock presented on our internal market. During the nine months ended September 30, 2009, we generated $203.7 million of cash from our operations compared to $128.7 million of cash provided by operating activities in the same period last year. The improvement in operating cash flow during the current period was attributable to an increase in cash collections of accounts receivable as well as higher earnings and timing of cash receipts from unconsolidated affiliates.

We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at September 30, 2009, we have deemed the allowance for doubtful accounts to be adequate; however, economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments. Consequently, the timing of the receipt of cash may impact our ability to meet our operating needs.

Cash generated in investing activities was $10.3 million in the nine months ended September 30, 2009 compared to $86.3 million used in investing activities for the same period in 2008. The majority of cash used in our investing activities relates to payments made for the purchase of property, plant, and equipment and investments in our joint ventures. We spent $27.8 million and $35.2 million on capital expenditures in the nine months ended September 30, 2009 and 2008, respectively. The net cash flows related to our investments in affiliates changed from period to period primarily due to investments in a significant transportation unconsolidated affiliate and distributions of capital received in a significant nuclear unconsolidated affiliate. The majority of cash provided by our investing activities was attributable to the proceeds from the sale of certain operating assets within our GEN segment.

We finance our operations, acquisitions and capital expenditures using a variety of capital vehicles. Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash we may either choose to finance new opportunities using leverage in the form of our revolving line of credit facility (RLOC), or other debt. In some instances we may use a combination of one or more of these financing mechanisms. As of September 30, 2009, our outstanding debt obligations were approximately $54.8 million. The majority of the funds from these obligations financed our recent acquisitions, including the assumption and issuance of notes payable and mortgage notes related to property, plant and equipment.

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

During 2008, we entered into derivative financial transactions to reduce the effects of interest rate changes on cash flows due to changes in interest rates on our outstanding debt. As of September 30, 2009, we have two interest rate swaps with a total notional amount of $50.0 million. We do not enter into derivative transactions for speculative purposes. As of September 30, 2009, we had not designated these derivative instruments as effective hedges as defined by ASC Topic 815, Derivatives and Hedging. Therefore, interest expense related to periodic settlements on these interest rate swaps and the change in fair market value of these interest rate swaps are recognized in earnings in the current period. These interest rate swaps expire in March 2010. The fair value of these derivatives is not significant.

As of September 30, 2009, we did not have any borrowings outstanding on the RLOC. Additionally we had issued and outstanding letters of credit of $68.4 million reserved against the RLOC’s borrowing base. Based on our total cash and credit capacity at September 30, 2009 and our cash generated from operations, we believe we have sufficient resources to fund our operations and repurchases of stock presented on our internal market, should we choose to do so, for the next 12 months. If and when we identify potential business acquisition candidates or incur additional capital expenditures, we will determine the combination of financing options that provides us the most efficient cost of capital.

Our RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of September 30, 2009, we were in compliance with the covenants required by the credit agreement.

We pay for capital expenditures used in our operations through operating leases, long-term debt, other credit arrangements and from cash flow. The available terms, the length of time we expect to use the asset and the expected residual value of the asset are factors we evaluate in determining the best ways to finance these purchases. In most cases these notes are secured by the assets purchased. Depending on the conditions of these financing arrangements, if we are in default, the lender may have the right to take control of the collateralized assets or require full payment of the outstanding principal balance owed, or both.

Our nonrecourse debt consists of two mortgage notes related to buildings and property. As of September 30, 2009, approximately $17.0 million of these mortgages were outstanding. One of the mortgage notes pertains to offices in Anchorage, Alaska and the second relates to a building used for warehousing spare parts. Both of the mortgage notes are secured by buildings and real estate.

Off-Balance Sheet Arrangements

We have interests in multiple joint ventures, some of which are considered variable interest entities under ASC Topic 810, Consolidation. These entities facilitate the completion of contracts that are jointly owned with our joint venture partners. These joint ventures are formed to leverage the skills of the respective partners and include consulting, construction, design, project management and operations and maintenance contracts. Our risk of loss on joint ventures is similar to what the risk of loss would be if the project was self-performed, other than the fact that the risk is shared with our partners.

As noted above, we entered into derivative financial transactions to reduce the effects of interest rate changes on cash flows due to changes in interest rates on our outstanding debt. The fair value of these derivatives is not significant.

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the three months ended September 30, 2009, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

On December 31, 2007, the Company adopted ASC Topic 715, Compensation-Retirement Benefits, which requires employers to recognize the funded status of pension and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. ASC Topic 715 also requires plan assets and benefit obligations to be measured as of December 31, 2008. As a result, CH2M HILL changed its measurement date from October 31st to December 31st in 2008 in accordance with ASC Topic 715.

Recently Adopted Accounting Standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into ASC Topic 105, Generally Accepted Accounting Standards. ASC Topic 105 will become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. This standard reorganizes the GAAP pronouncements into accounting topics and displays them using a consistent structure. This guidance impacts the Company’s financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification. CH2M HILL adopted ASC Topic 105 on September 30, 2009.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which was primarily codified into ASC Topic 805, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. ASC Topic 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. CH2M HILL adopted ASC Topic 805 on January 1, 2009.

On January 1, 2009, CH2M HILL adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-An Amendement of ARB No. 51, which was primarily codified into ASC Topic 810, Consolidations. Noncontrolling interests are defined as the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. ASC Topic 810 establishes accounting and reporting standards for noncontrolling interests, the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC Topic 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. CH2M HILL adopted the accounting provisions of ASC Topic 810 on a prospective basis as of the beginning of our 2009 fiscal year. The presentation and disclosure requirements of ASC Topic 810 were adopted on a retrospective basis, and resulted in a reclassification of minority interests to noncontrolling interests of $2.5 million at December 31, 2008.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into ASC Topic 855, Subsequent Events.  ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financials statements are issued or are available to be issued. CH2M HILL adopted ASC Topic 855 on June 30, 2009. Adoption did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and continually assess any significant changes in risk exposure due to that involvement. SFAS 167 is effective for CH2M HILL beginning January 1, 2010. The Company is in the process of evaluating the impacts of this statement.

On December 30, 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which was primarily codified into ASC Topic 715, Compensation-Retirement Benefit.. The statement provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. ASC Topic 715 requires employers of entities to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, and the fair value techniques and inputs used to measure plan assets. ASC Topic 715 is effective for CH2M HILL for the year ending December 31, 2009.

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

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and the holdback contingency balance outstanding related to our acquisition of VECO. As of September 30, 2009 there was not a balance on the unsecured revolving credit agreement, but there was approximately $50.3 million outstanding on the holdback contingency. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $0.5 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by CH2M HILL during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July(a)	11,084	$31.21	—	—
August	—	—	—	—
September(b)	202,636	35.72	—	—
Total	213,720	35.48	—	—

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

CH2M HILL Companies, Ltd.

Date: November 4, 2009	/s/ M. CATHERINE SANTEE
M. Catherine Santee
Chief Financial Officer

/s/ JOANN SHEA
JoAnn Shea
Vice President and Chief Accounting Officer