Form 10-K
period 2009-12-31
CH2M HILL COMPANIES LTD
filed 2010-02-25
CIK 777491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price as of June 30, 2009 was approximately $389.1 million. For purposes of this calculation, it is assumed that the registrant's affiliates include the registrant's Board of Directors, its executive officers and certain of its employee benefit plans. The registrant disclaims the existence of any control relationship between it and such employee benefit plans.

         As of February 12, 2010, there were 31,577,522 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

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

  •
  Our ability to attract, finance, and perform large, longer-term projects

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

PART I

Item 1.    Business

Summary

        We are one of the largest professional engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operations, major project management and technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we have 23,500 employees in offices worldwide.

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

Our Operating Segments

        Effective May 2009, our chief operating decision maker (our Chief Executive Officer) began regularly reviewing operating results and making strategic and operating decisions with regards to assessing performance and allocating resources based on a revised reporting structure. Our segment presentation for 2009, 2008 and 2007 has been adjusted to reflect the new structure. For more information on our change in reporting segments refer to Note 16 of the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

        We provide services to our clients through three operating segments: Government, Environment and Nuclear (GEN), Facilities and Infrastructure, and Energy. The structure is intended to provide for better decision making on an enterprise-wide basis.

        Our GEN segment generally provides a comprehensive range of services to the U.S. Federal government as well as services to international governments and industry. Our Facilities and Infrastructure segment generally provides a comprehensive range of services to various industry segments, and state, local and provincial governments. Our Energy segment generally provides a comprehensive range of services to private sector clients. Financial information for each segment for each of the last three years, including 2009, is included in Note 16 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Our Clients and Key Markets

        The following table summarizes our primary client types, revenues and key markets served by each of our operating segments.

Operating Segment	Client Type	% of 2009 Revenues	Key Markets
Government, Environment and Nuclear	U.S. Federal Government	35%	•	Nuclear
	and Governmental		•	Environmental Services
	Authorities		•	Government Facilities and Infrastructure
Facilities and Infrastructure	State and Local Governments	36%	•	Water, Wastewater and Water Resources
			•	Transportation
			•	Operations Management
			•	Industrial and Advanced Technology
Energy	Private Sector	29%	•	Energy and Chemicals
			•	Industrial Systems
			•	Power

Clients

        We provide our services to a broad range of domestic and international clients, including federal governments, state, local and provincial governments and private sector businesses. We perform services as the prime contractor, as subcontractors, or through joint ventures or partnership agreements with other service providers. The demand for our services generally comes from budgeting and capital spending decisions made by our clients. The following table provides a summary of representative clients:

Public Sector Clients				Private Sector Clients
•	U.S. Department of Energy	•	U.S. cities	•	Major oil and gas companies,
	(DOE)	•	Foreign cities		refiners and pipeline
•	U.S. Department of the	•	U.S. airports and seaports		operators
	Interior	•	U.S. and State Departments	•	Power utilities
•	U.S. Air Force		of Transportation	•	Chemicals, bioprocessing and
•	U.S. Navy	•	Water and Wastewater		refining companies
•	U.S. Army Corps of		Municipalities	•	Metals and mining
	Engineers	•	Panama Canal Authority
•	U.S. Agency for	•	Microelectronics
	International Development		manufacturers
•	U.S. Environmental	•	Pharmaceutical and
	Protection Agency		biotechnology companies
•	U.S. Federal Emergency	•	Automotive, food and
	Management Agency		beverage, metals and
•	United Kingdom Atomic		consumer product
	Energy Authority		manufacturers
•	London 2012 Olympic
Delivery Authority
•	Emirates Nuclear Energy
Corporation
•	Republic of Korea Ministry
of Defense

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

        Environmental Services.    We provide program management, compliance and environmental consulting for contaminated site assessment and remediation projects, ecological and natural resource and sediments damage assessments, strategic environmental management, sustainability planning, and permitting services. We also provide environmental liability management services, site investigations, remedial design, implementation and construction services, treatment systems for hazardous and toxic waste contaminated properties, ordnance and explosives management services and sustainable development planning and design and construction services.

        Government Facilities and Infrastructure.    We provide lifecycle services for facilities and infrastructure to the U.S. federal and other national governments. Services include planning, consulting, design, engineering, program management, design/build, contingency planning and logistics support, and operations and maintenance. Operations and maintenance activities include outsourcing of facilities maintenance and management, utilities operations and maintenance, environmental support, other base operating services and minor capital construction projects. Contracts are typically long-term. Contingency planning and logistics support services include technical support, material expediting, supply and value chain management, transportation and distribution, and deployment logistics. We also provide telecommunications design and program management services for public and private sector clients worldwide.

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

        Transportation.    We provide full transportation solutions for airports, highways, bridges, ports and maritime, railroads, and transit systems for both the public and private sector. For all of our clients, we provide design, value engineering, design-build, project/program management, construction management, feasibility studies, public involvement/community management, environmental, and sustainability planning. Airport services include airfield design, airfield infrastructure, airspace obstruction analysis, and noise analyses. For our highway and bridge clients, we provide corridor location studies, traffic engineering, intelligent transportation systems, bridge condition assessment and load ratings, and structural seismic analysis and retrofit design. Ports and maritime client services include architecture, commercial, and owner's representative. Transit and rail services include alternatives analysis, and security services for light rail, commuter rail, freight rail, bus rapid transit, and fleet maintenance facilities.

        Operations Management.    We provide long-term site based contract services, and short-term project based consulting and engineering services in the public and private sector markets. Long-term contract services include operation and maintenance of client critical infrastructure such as water, wastewater, facility management, HVAC, transportation infrastructure, equipment and process operations and maintenance, and building and site grounds management and maintenance. We also provide operational support services under long term contracts such as public works services, community development, accounting, human resources, procurement, revenue enhancement, and parks and recreation functions. Short-term project based services include small capital engineering, start-up and performance testing, system optimization, asset management, staff augmentation, staff training, capital improvement plan management, and business process optimization.

        Industrial and Advanced Technology.    We provide program management, consulting, planning, architectural and engineering design, construction services and products, and facility support/optimization to manufacturing clients in the high-technology research and manufacturing markets including circuit, wafer, foundry, nanotechnology, research laboratory, data center and flat panel display industries. Our clients typically require integrated design and construction services for complex manufacturing systems, including cleanrooms, ultrapure water and wastewater systems, chemical and gas systems and production tools.

        Energy and Chemicals.    We provide a broad array of life cycle services to the energy, mining, and chemicals markets. The energy markets include upstream oil and gas, oil sands, refining, biofuels, pipelines and terminals, and clean energy application projects such as gasification and carbon offset. Our services include major program management, consulting, front end engineering and design (FEED Services), engineering-procurement-construction (EPC) projects, fabrication and module assembly of client-owned facilities, construction services, operations and maintenance (O&M), integrated planning, permitting, and EPC delivery and sustaining services to reduce cycle times and to meet the energy needs of the future in a sustainable manner. We also provide consulting and project delivery services for a diverse portfolio of projects including greenhouse gas management and energy conservation (e.g., LEED certification). We also bring our clients specialized know-how in planning, logistics, modular design and construction, constructing and maintaining facilities in extreme climatic conditions throughout the Arctic region (including Alaska, Russia, and Canada), as well as South America and the Middle East.

        Industrial Systems.    We provide a broad array of life cycle services to industrial markets to improve the performance and operations of industrial facilities. These services typically include consulting, design, project, licensing, air quality management, environmental, health and safety auditing and performance, regulatory compliance, renewable energy and facility sustainability analysis, risk assessment and ecosystems management.

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

Backlog

        The following table provides backlog revenues by operating segment for the years ended December 31:

($ in millions)	2009	2008
Government, Environment and Nuclear	$4,629.3	$4,351.3
Facilities and Infrastructure	2,237.4	2,245.8
Energy	772.3	1,611.9

	$7,639.0	$8,209.0

        We define backlog as contracted task orders less previously recognized revenue on such task orders. Our backlog does not reflect any future activities related to unconsolidated joint ventures. Many of our contracts require us to provide services that span over a number of fiscal quarters and often over fiscal years. U.S. government agencies operate under annual fiscal appropriations by Congress and fund various federal contracts only on an incremental basis. The same is true of many state, local and foreign contracts. For more information on backlog, see "Risk Factors—Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future performance" in Item 1A of this Annual Report on Form 10-K. The decrease in Energy segment backlog is due to cancellations and suspension of work by clients due to the global economic recession.

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

Risks Related to Our Business

Unpredictable economic cycles, uncertain demand for our engineering capabilities and related services, and failure by our major customers to pay our fees, could cause our revenue to fluctuate or result in uncollectible accounts receivable.

        Demand for our engineering and other services is affected by the general level of economic activity in the markets in which we operate, both in the U.S. and internationally. Our customers, particularly our private sector customers, and the markets in which we compete to provide services, are likely to experience periods of economic decline from time-to-time. In particular, the recent global economic downturn resulted in a slowdown in demand for our services in certain markets, most notably oil and gas, manufacturing and industrial clients. In the public sector, declines in state and tax revenues resulted in, and may continue to impact state and local government spending on civil infrastructure projects.

        Adverse economic conditions may decrease our customers' willingness to make capital expenditures or otherwise reduce their spending to purchase our services, which could result in diminished revenues and margins for our business. In addition, adverse economic conditions could alter the overall mix of services that our customers seek to purchase, and increased competition during a period of economic decline could force us to accept contract terms that are less favorable to us than we might be able to negotiate under other circumstances. Changes in our mix of services or a less favorable contracting environment may cause our revenues and margins to decline. Moreover, our customers may experience difficult business climates from time-to-time and could delay or fail to pay our fees as a result. If a customer failed to pay a significant outstanding fee, our financial results could be adversely affected and our stock price could be reduced. Adverse credit market conditions could negatively impact our customers' ability to fund their projects and therefore utilize our services. These credit disruptions could negatively impact our backlog and profits. Furthermore, any financial difficulties suffered by our subcontractors or suppliers could increase our costs or adversely impact project schedules.

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

        Because a substantial part of our overall business is generated either directly or indirectly as a result of federal and local government regulatory and infrastructure priorities, shifts in these priorities due to changes in policy imperatives or economic conditions are often unpredictable and may affect our revenues. Significant government budget deficts may result in delays or cancelations for some of our projects.

        Political instability in key regions around the world coupled with the U.S. federal government's commitment to the war on terror put federal discretionary spending at risk, including spending on infrastructure projects that are of particular importance to our business. At the state and local levels, the need to compensate for reductions in the federal matching funds, as well as financing of federal unfunded mandates, creates tremendous pressures to cut back on infrastructure project expenditures as well. While we have won and are continuing to seek federal contracts related to changing U.S. federal government priorities, such as unforeseen disaster response, rebuilding Iraq and Afghanistan, and some other projects that reflect current government focus, there can be no assurances that potential reduction of federal infrastructure project funding would not adversely affect our business.

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

  •
  preserving important strategic and customer relationships;

  •
  the diversion of management's attention and other resources;

  •
  the possible inability of management to maintain uniform standards, controls, procedures and policies;

  •
  the risks of entering markets in which we have little or no experience;

  •
  the potential impairment of employee morale;

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

        As part of our business operations, we maintain insurance both as a corporate risk management strategy and to satisfy the requirements of many of our contracts. Insurance products go through market fluctuations and can become expensive and sometimes very difficult to obtain. Although in the past we have generally been able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future at an affordable price for the required limits. Our failure to obtain such insurance could lead to uninsured losses that could materially adversely affect our results of operations or financial condition.

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

        Occasionally, we participate in joint ventures where we are not a controlling party. In such instances we may have limited control over joint venture decisions and actions, including internal controls and financial reporting, which may have an impact on our business.

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

        We rely on third-party subcontractors as well as third-party equipment manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price contracts, we could experience losses in the performance of these contracts. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. These risks are potentially more significant in the current economic downturn if financial difficulties in our supply chain cause our services or equipment suppliers not to be able to support the demands and schedules of our business. This may reduce the profit we expect to realize or result in a loss on a project for which the services, equipment or materials were needed.

We face risks associated with our international business.

        In 2009 and 2008, we derived approximately 18% of our revenues from operations outside of the U.S.. Conducting business internationally is subject to a variety of risks including:

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

        In 2009, we derived approximately 35% of our total revenues from contracts with the U.S. federal government and foreign national governments. We own equity interests in joint ventures with revenues attributable primarily or entirely to contracts with U.S. federal government clients. The following risks are inherent in U.S. federal government contracts:

  •
  Because federal laws permit government agencies to terminate a contract for convenience, our government clients may terminate or decide not to renew our contracts with little or no prior notice.

  •
  U.S. federal government clients may audit contract payments we receive for several years after these payments are made. Based on these audits, the clients may adjust or demand repayment of payments we previously received, or withhold a portion of fees due to us because of unsatisfactory audit outcomes. Audits have been completed on our federal contracts through December 31, 2006, and are continuing for subsequent periods. None of the audits performed to date on our federal contracts has resulted in any significant adjustments to our financial statements. It is possible, however, that an audit in the future could have an adverse effect on our consolidated financial statements.

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

  •
  Substantial budget deficits currently experienced by the U.S. federal government may result in changes in government service procurement priorities or delays on contract awards.

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

        Our backlog at December 31, 2009 was $7.6 billion. We cannot assure that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, our ability to earn revenues from our backlog depends on the availability of funding for various U.S. federal, state, local and foreign government agencies. Most of our domestic and international industrial clients have termination for convenience provisions in their contracts. Therefore, project terminations, suspensions or reductions in scope may occur from time-to-time with respect to contracts reflected in our backlog. Some backlog reductions would adversely affect the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.

We could sustain losses on contracts that contain "fixed price" or "not to exceed" pricing provisions if our costs exceed the fixed or maximum prices.

        In 2009, we derived approximately 32% of our revenues from "fixed price" contracts and approximately 43% of our revenues from time-and-materials contracts, most of which had "not to exceed" price limits. Under "fixed price" contracts, we agree to deliver projects for a definite, predetermined price regardless of our actual costs incurred over the life of the project. Under time-and-materials contracts with "not to exceed" provisions, we are compensated for the labor hours expended at agreed-upon hourly rates plus cost of materials used; however, there is a stated maximum compensation for the services to be provided under the contract. Many fixed price and "not to exceed" contracts involve large industrial facilities and public infrastructure projects and present the risk that our costs to complete a project may exceed the fixed price or "not to exceed" price agreed upon with the client. The fixed or maximum fees negotiated for such projects may not cover our actual costs and desired profit margins. If our actual costs for a fixed or "not to exceed" price project are higher than we expect, our profit margins on the project will be reduced or we could suffer a loss.

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

        Our ability to attract, retain and expand our staff of qualified engineers and technical professionals will be an important factor in determining our future success and growth. The market for these professionals is competitive in the U.S. and internationally. As some of our key personnel approach retirement age, we are developing and implementing aggressive succession plans. If we cannot attract and retain qualified personnel and effectively implement appropriate succession plans, we could have a material adverse impact on our business, financial condition, and results of operations. Since we derive a significant part of our revenues from services performed by our professional staff, our failure to retain and attract professional staff could adversely affect our business by impacting our ability to complete our projects and secure new contracts.

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

  •
  Collectability of billed and work-in-process unbilled accounts receivables and the need for and the amount of allowances for problematic accounts;

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

        There is no public market for our common stock. While we intend the internal market to provide liquidity to shareholders, there can be no assurance that there will be enough orders to purchase shares to permit shareholders to sell their shares on the internal market, or that a regular trading market will be sustained in the future. The price in effect on any trade date may not be attractive enough to both buyers and sellers to result in a balanced market because the price will be fixed in advance by our Board of Directors, using their judgment of the fair value of our common stock, and not by actual market trading activity. Moreover, although we may enter the internal market as a buyer of common stock if there are more sell orders than buy orders, we have no obligation to engage in internal market transactions and will not guarantee market liquidity. Consequently, insufficient buyer demand could cause sell orders to be prorated, or could prevent the internal market from opening on any particular trade date. Insufficient buyer demand could cause shareholders to suffer a total loss of investment or substantial delay in their ability to sell their common stock. No assurance can be given that shareholders desiring to sell all or a portion of their shares of common stock will be able to do so. Accordingly, the investment in our common stock is suitable for you only if you have limited need for liquidity in your investment.

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

Our stock prices are and will continue to be determined by our Board of Directors' judgment of fair value and not by market trading activity.

        The offering prices at each trade date will be established by our Board of Directors approximately four weeks before each trade date. In establishing the price, our Board of Directors will take into consideration the factors that are described in Item 5 of this Annual Report on Form 10-K. Our Board of Directors will, however, set the offering price in advance of each trade date, and all trades on our internal market will take place at the price established for each trade date. Therefore, market trading activity on any given trade date cannot affect the price on that trade date. This is a risk to you because our common stock price will not change to reflect supply of and demand for shares on a given trade date as it would in a public market. You may not be able to sell shares or you may have to sell your shares at a price that is lower than the price that would prevail if the internal market price could change on a given trade date to reflect supply and demand. Our Board of Directors intends to use the common stock valuation methods that result in offering prices that represent fair value. The valuation method for our common stock is subject to change at the discretion of our Board of Directors.

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

        Our restated articles of incorporation and bylaws may discourage or prevent attempts to acquire control of us that are not approved by our board of directors, including transactions in which stockholders might receive a premium for their shares above the stock price. Our stockholders may view such a takeover attempt favorably. In addition, the restrictions may make it more difficult for our stockholders to elect directors not endorsed by management.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        On December 7, 2009, CH2M HILL held a Special Meeting of Shareholders (special meeting). The following six matters were submitted to a vote of CH2M HILL shareholders:

1.
A proposal to amend the Articles to effect changes in Board size and composition. This proposal was approved at the special meeting.

2.
A proposal to amend the Articles to effect changes in the Board structure and duration of directors' term in office. This proposal was approved at the special meeting.

3.
A proposal to amend the Articles to clarify the process for filling vacancies on the Board that occur between regularly scheduled meetings. This proposal was approved at the special meeting.

4.
A proposal to amend the Articles to expressly include indemnification protections already applicable to CH2M HILL's officers and directors. This proposal was approved at the special meeting.

5.
A proposal to amend the Articles to change the effect of abstention votes on director elections. This proposal was approved at the special meeting.

6.
A proposal to amend the Articles to effect certain non-material conforming changes. This proposal was approved at the special meeting.

        Below is a table setting forth the voting results with respect to each of these proposals:

Matter	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non- Votes
Amend the Articles to effect changes in Board size and composition	22,673,167	3,171,564	—	48,766	—
Amend the Articles to effect changes in the Board structure and duration of directors' term in office	23,977,508	1,878,203	—	37,787	—
Amend the Articles to clarify the process for filling vacancies on the Board that occur between regularly scheduled meetings	25,065,691	792,051	—	35,756	—
Amend the Articles to expressly include indemnification protections already applicable to CH2M HILL's officers and directors	24,182,736	1,546,504	—	164,258	—
Amend the Articles to change the effect of abstention votes on director elections	23,467,869	1,962,691	—	462,938	—
Amend the Articles to effect certain non-material conforming changes	24,562,087	869,598	—	461,813	—

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

Price of our Common Stock

        Our Board of Directors will determine the price, which is intended to be the fair value, of the shares of our common stock to be used for buys and sells on each Trade Date pursuant to the valuation methodology described below. The price per share of our common stock generally is set as follows:

Share Price = [(7.8 × M × P) + (SE)] / CS

        In order to determine the fair value of the common stock in the absence of a public trading market, our Board of Directors felt it appropriate to develop a valuation methodology to use as a tool to determine a price that would be a valid approximation of the fair value. In determining the fair value stock price, our Board of Directors believes that the use of a going concern component (i.e., net income, which we call profit after tax, as adjusted by the market factor) and a book value component (i.e., total shareholders' equity) is important. Our Board of Directors believes that the process we have developed reflects modern equity valuation techniques and is based on those factors that are generally used in the valuation of equity securities.

        The existence of an over-subscribed or under-subscribed market on any given Trade Date will not affect the stock price on that Trade Date. However, our Board of Directors, when determining the stock price for a future Trade Date, may take into account the fact that there have been under-subscribed or over-subscribed markets on prior Trade Dates.

        Market Factor ("M").    "M" is the market factor, which is subjectively determined in the sole discretion of our Board of Directors. In determining the market factor, our Board of Directors will take into account factors the directors considered to be relevant in determining the fair value of our common stock, including:

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

        In its discretion, our Board of Directors may change, from time-to-time, the market factor used in the valuation process. Our Board of Directors could change the market factor, for example, following a change in general market conditions that either increased or decreased stock market equity values for companies comparable to us, if our Board of Directors felt that the market change was applicable to our common stock as well. Our Board of Directors will not make any other changes in the method of determining the price per share of common stock unless in the good faith exercise of its fiduciary duties and, if appropriate, after consultation with its professional advisors, our Board of Directors determines that the method for determining the price per share of common stock no longer results in a stock price that reasonably reflects our fair value on a per share basis.

        As part of the total mix of information that our Board of Directors considers in determining the "M" factor, our Board of Directors also may take into account company appraisal information prepared by The Environmental Financial Consulting Group, Inc. (EFCG), an independent appraiser engaged by the trustees of our benefit plans. In setting the stock price, our Board of Directors compares the total of the going concern and book value components used in the valuation methodology to the enterprise value of the Company in the appraisal provided by EFCG. If, after such comparison, our Board of Directors concludes that its initial determination of the "M" factor should be re-examined, our Board of Directors may review, and if appropriate, adjust the "M" factor. Since the inception of the program on January 1, 2000, the total of the going concern and book value components used by our Board of Directors in setting the price for our stock has always been within the enterprise appraisal range provided quarterly by EFCG.

        This "M" component of our stock price valuation remained unchanged since the inception of the current ownership program in 2000 until the November 9, 2007 valuation, when it was changed by the Board of Directors from 1.0 to 1.2.

        Profit After Tax ("P").    "P" is profit after tax, otherwise referred to as net income, for the four fiscal quarters immediately preceding the Trade Date. Our Board of Directors, at its discretion, may exclude nonrecurring or unusual transactions from the calculation. Nonrecurring or unusual transactions are developments that the market would not generally take into account in valuing an equity security. A change in accounting rules, for example, could increase or decrease net income without changing the fair value of our common stock. Similarly, such a change could fail to have an immediate impact on the value of our common stock, but still have an impact on the value of our common stock over time. As a result, our Board of Directors believes that in order to determine the fair value of our common stock, it needs the ability to review unusual events that affect net income. In the past, our Board of Directors has excluded unusual items from the calculation of "P", including nonrecurring revenue from Kaiser-Hill Company, LLC and a write off of an investment in an international telecommunications company. Because "P" is calculated on a four quarter basis, an exclusion impacts the calculation of fair value for four consecutive quarters. Our Board of Directors may determine to exclude other future unusual or non-recurring items from the calculation of "P".

        Total Shareholders' Equity ("SE").    "SE" is total shareholders' equity, which includes intangible items, as set forth on our most recent available quarterly or annual financial statements. Our Board of Directors, at its discretion, may exclude from the Shareholders' Equity parameter nonrecurring or unusual transactions that the market would not generally take into account in valuing an equity security. The exclusions from Shareholders' Equity will generally be those transactions that are non-cash and are reported as "accumulated other comprehensive income (loss)" on the face of our consolidated balance sheet. For example, during 2008 and 2009, our Board of Directors excluded, and will continue to exclude, a non-cash adjustment to shareholders' equity related to the accounting for our defined benefit pension and other postretirement plans. Because this adjustment is unusual and will fluctuate from period to period, our Board of Directors excluded it from the "SE" parameter for stock valuation purposes. Similarly, other items that are reported as components of "accumulated other comprehensive income (loss)" are excluded from "SE" and include items such as unrealized gains/losses on securities and foreign currency translation adjustments.

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

(in thousands) Effective Date	CS	YTD Weighted- Average Number of Shares as reflected in Diluted EPS calculation
February 9, 2007	34,570	33,047
May 10, 2007	34,611	33,027
August 10, 2007	34,690	33,254
November 9, 2007	34,943	33,326
February 8, 2008	35,322	33,508
May 8, 2008	35,617	34,440
August 15, 2008	35,858	34,568
November 7, 2008	35,929	34,545
February 13, 2009	35,735	34,376
May 7, 2009	35,314	32,396
August 7, 2009	34,931	32,533
November 6, 2009	34,608	32,577
February 12, 2010	34,424	32,599

        Constant 7.8.    In the course of developing this valuation methodology, it became apparent to our Board of Directors that a multiple would be required in order for the stock price derived by this methodology to approximate our historical, pre-Internal Market stock price. Another objective of our Board of Directors when developing the valuation methodology was to establish the fair value of our common stock using a market factor of 1.0. We believe that it was important to begin the Internal Market program with an "M" factor equal to 1.0 in order to make it easier for shareholders to understand future changes, if any, to the market factor.

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

Effective Date	M	P	SE	CS	Price Per Share	Percentage Price Increase (Decrease)
		(in thousands)	(in thousands)	(in thousands)
February 9, 2007	1.0	38,901	375,206	34,570	19.63	4.7%
May 10, 2007	1.0	43,804	381,932	34,611	20.91	6.5%
August 10, 2007	1.0	48,656	412,028	34,690	22.82	9.1%
November 9, 2007	1.2	56,782	444,803	34,943	27.94	22.4%
February 8, 2008	1.2	64,550	466,926	35,322	30.32	8.5%
May 8, 2008	1.2	69,624	463,434	35,617	31.31	3.3%
August 15, 2008	1.2	68,031	464,561	35,858	30.71	(1.9)%
November 7, 2008	1.2	66,816	480,313	35,929	30.77	0.2%
February 13, 2009	1.2	71,918	438,318	35,735	31.10	1.1%
May 7, 2009	1.2	74,295	453,760	35,314	32.54	4.6%
August 7, 2009	1.2	82,561	474,858	34,931	35.72	9.8%
November 6, 2009	1.2	93,047	544,759	34,608	40.91	14.5%
February 12, 2010	1.2	90,816	544,913	34,424	40.52	(1.0)%

Holders of Our Common Stock

        As of February 12, 2010, there were 8,291 holders of record of our common stock. As of such date, all of our common stock of record was owned by our current employees, directors, eligible consultants, and by our various employee benefit plans.

Dividend Policy

        We have never declared or paid any cash dividends on our capital stock and no cash dividends are contemplated in the foreseeable future. We intend to retain any future earnings to finance the growth and development of our business. Under our existing unsecured revolving line of credit, payment of dividends would represent a violation of our covenants.

Issuer Purchases of Equity Securities

        The following table covers the purchases of our securities by CH2M HILL during the quarter ended December 31, 2009:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October(a)	13,119	$31.53	—	—
November	—	—	—	—
December(a)(b)	846,716	$40.91	—	—

Total	859,835	$40.77	—	—

(a)
Shares purchased by CH2M HILL from terminated employees.

(b)
Shares purchased by CH2M HILL in the Internal Market.

Item 6.    Selected Financial Data

        The selected financial data presented below under the captions "Selected Statement of Operations Data" and "Selected Balance Sheet Data" as of and for each of the years in the five-year period ended December 31, 2009, are derived from the consolidated financial statements of CH2M HILL Companies, Ltd. and subsidiaries, which financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2009 and 2008, and the results of operations and cash flows for each of the years in the three-year period ended December 31, 2009, and the report thereon, are included in Item 15 of this Annual Report on Form 10-K. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, and the consolidated financial statements and related notes thereto, included in this Annual Report on Form 10-K.

        The Consolidated Financial Statements and selected financial data below reflect the adoption of new accounting standards related to accounting for non-controlling interests in consolidated financial statements; employee benefit plan expenses; income taxes; and acquisitions which affect the comparability of information presented. Certain prior years' amounts have been reclassified to conform to the current year presentation.

	Years Ended December 31,
($ in millions, except per share data)	2009		2008		2007		2006	2005
Selected Statement of Operations Data:
Revenues	$5,499.3		$5,589.9	(a)	$4,376.2		$4,006.9	$3,152.2
Operating income	174.5	(d)	89.2		77.2		64.2	136.9	(b)
Net income attributable to CH2M HILL	103.7		32.1		66.0		38.9	81.6	(b)
Net income per common share
Basic	$3.25		$0.96		$2.01		$1.20	$2.56	(b)
Diluted	$3.18		$0.93		$1.97		$1.18	$2.51	(b)
Selected Balance Sheet Data:
Total assets	$1,948.0		$1,971.8		$1,909.9		$1,279.5	$1,103.9
Long-term debt, including current maturities	52.3		175.9		197.8	(c)	0.6	4.1
Total shareholders' equity	524.8		386.7		464.5		368.9	322.0

(a)
The majority of the increase in revenues at December 31, 2008 relates to a full year of revenue recognized from the operations of VECO and Trigon.

(b)
The increase in operating income, net income attributable to CH2M HILL and basic and diluted net income per common share was primarily the result of equity in earnings from Kaiser-Hill Company, LLC recorded during the year of approximately $95.7 million.

(c)
The majority of the increase in long-term debt outstanding at December 31, 2007 relates to the debt incurred to fund the acquisition of VECO and Trigon and the debt assumed in those business combinations.

(d)
The increase in 2009 was primarily attributable to the gain on the sale of certain assets of our Enterprise Management Solutions (EMS) business. During 2009, the net repayments of debt were approximately $123.5 million.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis explains our general financial condition, changes in financial condition and results of operations as a whole and each of our operating segments including:

  •
  Factors affecting our business

  •
  Our revenues and profits

  •
  The sources of our revenues and profits

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

Business Summary

        We are one of the largest engineering services firms worldwide and are employee-owned. Our business provides engineering, construction, operation, major project management and technical services to municipal, state, federal and private sector clients worldwide. Founded in 1946, we operate in more than 80 countries and have 23,500 employees in offices worldwide.

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

        Effective May 2009, our chief operating decision maker began making strategic and operating decisions with regards to assessing performance and allocating resources using a new reporting structure. This caused us to change our reportable segments. The three reportable segments are: Government, Environment and Nuclear (GEN), Facilities and Infrastructure, and Energy.

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

Acquisitions

        We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, add value to the projects undertaken for clients, or enhance our capital strength. During 2007 and the first quarter of 2008, we completed several acquisitions that expanded our services into new markets and new geographical locations. One of the 2007 acquisitions expanded our presence in the water sector providing wastewater management services. Two of the acquisitions during 2007 are part of our strategic initiative to expand operations into the energy industry. These services include engineering, construction and field support services, as well as engineering services for pipeline and related facilities. The acquisition made during the first quarter of 2008 expanded our transportation consulting engineering services providing marine, coastal, and municipal engineering services.

Sale of Operating Assets

        During the third quarter of 2009, we completed the sale of certain assets of our Enterprise Management Solutions (EMS) business. We recorded a pre-tax gain of approximately $58.2 million. The operating results of our EMS business are reflected in the GEN operating segment until the date of sale.

Summary of Operations

Results of Operations for the Year Ended December 31, 2009 Compared to 2008

	2009			2008			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Government, Environment and Nuclear	$1,939.1	$44.8	$136.0	1,668.9	$41.3	$80.6	$270.2	16.2%	$3.5	$55.4	68.7%
Facilities and Infrastructure	1,947.4	18.5	71.0	1,986.6	(12.1)	31.9	(39.2)	(2.0)%	30.6	39.1	122.6%
Energy	1,612.8	2.2	14.5	1,934.4	5.0	50.9	(321.6)	(16.6)%	(2.8)	(36.4)	(71.5)%
Other	—	—	(47.0)	—	—	(74.2)	—		—	27.2	36.7%

Total	$5,499.3	$65.5	$174.5	$5,589.9	$34.2	$89.2	$(90.6)		$31.3	$85.3

Government, Environment and Nuclear

        Revenue increased for the year ended December 31, 2009, compared to the same period in the prior year by $270.2 million or 16.2%. The increase in revenue is substantially due to higher volume of work in Texas supporting Hurricane Ike recovery. Also contributing to the increase in revenues is the award of a domestic nuclear contract and the award of a program management project in the United Arab Emirates, partially offset by delays in finalizing newly awarded governmental contracts in our continental U.S. design build markets. Additionally, the revenue increase was partially offset by decreased revenues in the enterprise management solutions business due to the sale of certain assets of the business during the second quarter 2009.

        Operating income increased during the year ended December 31, 2009, compared to last year, by $55.4 million or 68.7%. The increase is primarily due to the $58.2 million gain on the sale of certain operating assets in addition to the startup of a domestic and an international nuclear project associated with the revenues discussed above. This was partially offset by the substantial completion of two nuclear projects.

Facilities and Infrastructure

        Revenue decreased for the year ended December 31, 2009, compared to last year by $39.2 million. The decrease is largely attributable to significant decreases in both full service and traditional service revenue in the manufacturing and life sciences markets. Additionally, the operations and maintenance business experienced delays and scope reductions on several projects as a result of budget constraints at municipal clients. The decrease is partially offset by growth in our North American consulting and international markets. North American consulting growth is due in part to design and program management services for municipal clients in the northeast and southwest United States, while international growth was driven primarily by large program management projects located in the United Kingdom and United Arab Emirates.

        Operating income increased significantly during 2009 compared to the prior year. During the second quarter of 2008, a significant loss was recognized on a transportation project within one of its joint ventures that is now substantially complete. The increase is also attributable to the increased volume within our transportation business discussed above. The increase in operating income is partially offset by schedule and cost impacts on two projects in the Middle East within our transportation and water businesses.

Energy

        Revenue decreased for the year ended December 31, 2009, compared to last year by $321.6 million or 16.6%. The decrease in revenue is primarily attributable to a decrease in full service revenue due to a slow down in economic activity and depressed oil and gas prices. Also contributing to the decrease were delays and contract value reductions in certain businesses and the cancellation of a project in Canada. The decrease is partially offset by increased volume in Alaska and the related work on the North Slope within our energy and chemicals business as well as two engineering-procurement-construction (EPC) power projects awarded during 2007 that are now in the peak of their construction cycles.

        Operating income decreased for the year ended December 31, 2009 compared to 2008 by $36.4 million, or 71.5%. The decrease in operating income is primarily attributable to the delays, contract value reduction and the project cancellation as discussed above which was partially offset by income derived from the two engineering, procurement and construction (EPC) projects discussed above.

Results of Operations for the Year Ended December 31, 2008 Compared to 2007

	2008			2007			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Government, Environment and Nuclear	1,668.9	$41.3	$80.6	$1,394.3	$30.0	$60.2	$274.6	19.7%	$11.3	$20.4	33.9%
Facilities and Infrastructure	1,986.6	(12.1)	31.9	2,071.5	13.1	50.2	(84.9)	(4.1)%	(25.2)	(18.3)	(36.5)%
Energy	1,934.4	5.0	50.9	910.4	1.1	8.9	1,024.0	na	3.9	42.0	na
Corporate	—	—	(74.2)	—	—	(42.1)	—		—	(32.1)	76.2%

Total	$5,589.9	$34.2	$89.2	$4,376.2	$44.2	$77.2	$1,213.7		$(10.0)	$12.0

Government, Environment and Nuclear

        Revenue increased for the year ended December 31, 2008, compared to the same period in 2007 by $274.6 million or 19.7%. There was a significant increase in work performed by our environmental service business attributable to strong performance in our consulting and full-service business in the southern U.S. and Canadian markets. The revenues in our government facilities and infrastructure business increased due to increased volumes in logistical projects domestically and in Asia from various new full service projects with the Army and Air Force. The positive results were partially offset by a decrease in due to the completion of the building demolition and final waste shipment at the Mound project site in July 2008. However, in 2008 we completed transition activities related to a significant remediation contract at the DOE's Hanford facility and work increased on this project.

        Operating income increased during the year ended December 31, 2008, compared to same period in 2007, by $20.4 million or 33.9%. The increase is partially attributable to increased operating income associated with the increased revenues discussed above as well as equity in earnings generated as a result of our performance related to the London 2012 Olympic Delivery Authority project. Our CH2M HILL-WG Idaho, LLC joint venture project continues to perform well and had earnings in excess of the prior year. The volume of services relating to a logistical project in Asia generated margins in excess of prior years'. The increase was partially offset by an increase of costs related to strategic initiatives as well as an increase in project delivery costs at the nuclear storage facility project in Canada.

Facilities and Infrastructure

        Revenue decreased for the year ended December 31, 2008, compared to 2007 by $84.9 million or 4.1%. The decrease is primarily attributable to volume decreases caused by economic uncertainties as well as recent delays/cancellations of infrastructure projects in the U.S. The decrease is also due to the completion of several large projects late in 2007 in the manufacturing and life science business. The decrease is partially offset by growth in our international markets including Australia and United Arab Emirates related to the start up of large design/build projects and major program management assignments in those locations. Revenues relating to operations and maintenance contracts increased due to strong growth in our municipal services projects in the southern U.S. and an increase in our industrial operations and maintenance business.

        Operating income decreased during 2008 compared to the prior year by $18.3 million or 36.5%. The decrease is attributable to various project delivery issues and cost escalation in our design/build projects. During the second half of 2008, we recognized a significant loss on a Canadian transportation project held within one of our joint ventures. In addition, we also experienced significant cost growth on a water project in Australia and two plants in the western U.S., all of which were held within joint ventures and recognized in our equity in earnings. This decline in operating profit was partially offset by increased earnings associated with the revenues discussed above related to our water business having favorable growth in the international markets and our operations and maintenance business expanding its city service operations.

Energy

        Revenue increased significantly for the year ended December 31, 2008, compared to the same period in 2007 by $1,024.0 million. The operations of VECO and Trigon which were acquired in September and October 2007, respectively, accounted for $1,032.8 million of revenues in 2008 compared to approximately $245.9 million in 2007. The increase is also attributable to significant EPC power contracts with major utility companies in the U.S. and Australia.

        Operating income increased for the year ended December 31, 2008 compared to 2007 by $42.0 million, a significant change over the year. This increase is primarily attributable to the first full year of VECO and Trigon operations post-acquisition. They experienced strong operating performance during 2008; however the operating results were negatively impacted by non-cash amortization charges related to these acquisitions of $36.4 million and $10.0 million in 2008 and 2007, respectively. The operating income will continue to be affected by these non-cash costs for another five years; however, the adverse affect on operating income will decrease each year as the amortization expense decreases. In addition, this increase in profit was partially offset by increased overhead and business development costs in our power business in addition to incurring higher than expected start-up costs on two power projects. The Energy client group reduced overhead costs in response to the lower volume levels being experienced.

Other

        Other primarily includes corporate expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, tax, and general business development efforts. Corporate expenses for the year ended December 31, 2009 were $47.0 million compared to $74.2 million in 2008, and $32.1 million in 2007. The decrease of $27.2 million in 2009 compared to the prior year is primarily attributable to our cost reduction efforts that began in the fourth quarter of 2008.

        The increase in 2008 compared to 2007 is consistent with our growth during 2008 and is primarily due to expenditures for strategic initiatives and business development efforts undertaken during the year. The increase was partially offset by cost reduction efforts that began in the fourth quarter of 2008.

Income Taxes

        The income tax provisions for the years ended December 31, 2009, 2008 and 2007 are as follows:

($ in millions)	Income Tax Provision	Effective Tax Rate
2009	$46.4	30.9%
2008	$27.5	46.2%
2007	$11.7	15.1%

        The effective tax rate for the year ended December 31, 2009 was 30.9% compared to 46.2% for the same period in the prior year. The current year rate was favorably impacted by the recognition of benefits from statute expirations, taxing jurisdiction settlements and by improved foreign operating results. Our effective tax rate continues to be impacted by deferred compensation, unrealized foreign net operating losses in selected countries, the Section 199 domestic production deduction and disallowed portions of meals and entertainment expenses. The significant decrease in the effective tax rate for the years ended December 31, 2009 and 2007 compared to 2008 was primarily due to the recognition of the research and experimentation credit as well as the extraterritorial income exclusion resulting from the settlement with the Internal Revenue Service and the difference in foreign operating losses between years.

        We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our tax provision by recording a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2009 and 2008, we reported a valuation allowance of $26.0 million and $22.7 million, respectively.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are to fund our working capital, capital expenditures and purchases of stock presented on our internal market. Based on our total cash and credit capacity available at December 31, 2009 of $593.3 million, we believe that we have sufficient resources to fund our operations, any future acquisition and capital expenditure requirements, as well as purchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.

        The following table reflects our available capacity as of December 31, 2009 (in millions):

Cash on hand		$169.7
Available for sale securities		2.0
Line of credit capacity	$500.0
Outstanding borrowings	—
Issued letters of credit	(78.4)

Net credit capacity available		421.6

Total available capacity		$593.3

        Billings and collections on accounts receivable can impact our operating cash flows. We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on this assessment at December 31, 2009, we have deemed the allowance for doubtful accounts to be adequate; however, future economic conditions may adversely impact some of our clients' ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our timing of cash receipts necessary to meet our operating needs.

        Cash generated in investing activities was $16.2 million in the twelve months ended December 31, 2009 compared to $96.8 million used in investing activities for the same period in 2008. The major uses of cash in investing activities relate to payments made for the purchase of property, plant, and equipment and investments in our joint ventures. We spent $37.7 million and $50.6 million on capital expenditures in 2009 and 2008, respectively. The net cash flows related to our investments in affiliates was consistent from period to period. In addition, during 2009, we received proceeds of $70.1 million for the sale of certain operating assets from our EMS business in the GEN segment.

        In connection with the acquisition of VECO, the purchase agreement established a holdback contingency of $70.0 million for the potential future payment of known and unknown contingencies that may arise within three years after the date of acquisition. Any amounts not paid for contigencies are payable to the sellers of VECO in various installments through September 2010. Since the date of acquisition, we have made certain distributions to the sellers of VECO and paid expenses on their behalf which were deemed distributions of the holdback contingency. At December 31, 2009 and 2008, the outstanding balance payable under the holdback contingency was $49.1 million and $51.3 million, respectively.

        We finance our operations, acquisitions and capital expenditures using a variety of capital vehicles. Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash we may either choose to finance new opportunities using leverage in the form of our revolving line of credit facility (RLOC), or other debt. In some instances we may use a combination of one or more of these financing mechanisms. As of December 31, 2009, our total outstanding debt obligations were approximately $52.3 million. There was not an outstanding balance on the RLOC. The majority of these obligations relate to the issuance of notes payable and mortgages related to property, plant and equipment.

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

        During 2008, we entered into derivative financial transactions to reduce the effects of interest rate changes on cash flows due to changes in interest rates on our outstanding debt. As of December 31, 2009, we have two interest rate swaps with a total notional amount of $50.0 million. As of December 31, 2009, we had not designated these derivative instruments as effective hedges. Therefore, interest expense related to periodic settlements on these interest rate swaps and the change in fair market value of these interest rate swaps are recognized in earnings in the current period. These interest rate swaps expire in March 2010. The fair value of these derivatives is not significant.

        As of December 31, 2009, we had issued and outstanding letters of credit of $78.4 million reserved against the RLOC's borrowing base.

        For the twelve months ended December 31, 2009, repurchases of stock were $91.3 million compared to $109.4 million for the same period in the prior year. Additionally, the net repayments of debt were approximately $123.5 million during 2009 compared to approximately $29.7 million during 2008.

Depreciation and Amortization

        Depreciation and amortization expense for the year ended December 31, 2009 of $80.9 million was $11.1 million less than the same period in 2008. We recognized $53.5 million and $55.2 million of depreciation expense related to fixed assets during 2009 and 2008, respectively. We recognized $27.4 million and $36.8 million in amortization expense related to intangible assets during 2009 and 2008, respectively. A significant amount of the depreciation and amortization expense is attributable to fixed assets and intangible assets held in our Energy segment.

Off-Balance Sheet Arrangements

        We have interests in multiple joint ventures, some of which are considered variable interest entities. These entities facilitate the completion of contracts that are jointly owned with our joint venture partners. These joint ventures are formed to leverage the skills of the respective partners and include consulting, construction, design, project management and operations and maintenance contracts. Our risk of loss on joint ventures is similar to what the risk of loss would be if the project was self-performed, other than the fact that the risk is shared with our partners.

        There were no substantial changes to other off-balance sheet arrangements or contractual commitments during the twelve months ended December 31, 2009.

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

        We believe that we will be able to continue to have access to professional liability and general casualty insurance, as well as bonds, with sufficient coverage limits, and on acceptable financial terms necessary to support our business. The cost of such coverage has remained stable during 2009 and is expected to continue to be stable in the foreseeable future. See "Risk Factors—It can be difficult or expensive to obtain the insurance we need for our business operations" in Item 1A of this Annual Report on Form 10-K for additional information.

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

Contractual Obligations

        Contractual obligations outstanding as of December 31, 2009 are summarized below:

	Amount of Commitment Expiration Per Period
($ in millions) Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed
Letters of credit	$58.3	$20.1	$—	$—	$78.4
Total debt	14.4	24.6	4.7	8.7	52.4
Interest payments	2.7	2.8	1.2	1.4	8.1
Operating lease obligations	155.6	242.1	178.3	317.1	893.1
Surety and bid bonds	1,071.8	367.2	—	—	1,439.0

Total	$1,302.8	$656.8	$184.2	$327.2	$2,471.0

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

Revenue Recognition

        We earn our revenues from different types of services under a variety of different types of contracts, including cost-plus, fixed-price and time-and-materials. We evaluate contractual arrangements to determine how to recognize revenue. We recognize revenue and profit for most of our contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts. In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, or achievement of contract performance standards.

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

        Below is a description of the three basic types of contracts from which we may earn revenues using the percentage-of-completion method.

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

        Operations and Maintenance Contracts.    A portion of our contracts are operations and maintenance type contracts. Typically, these contracts may include fixed and variable components along with incentive fees. Revenue is recognized on operations and maintenance contracts on a straight-line basis over the life of the contract once we have an arrangement, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

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

        The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. We record an asset for overfunded plans and a liability for underfunded plans, with a corresponding entry recorded to accumulated other comprehensive loss, net of tax.

Recently Adopted Accounting Standards

        In June 2009, the FASB issued authoritative guidance on the FASB Accounting Standards Codification (ASC) and the hierarchy of generally accepted accounting principles, codified in ASC 105, Generally Accepted Accounting Standards. ASC 105 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. This standard reorganizes the U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure. This guidance impacts our financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification. We adopted ASC 105 on September 30, 2009.

        In December 2007, the FASB issued authoritative guidance on business combinations, which was codified in ASC 805, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in its financial statements. ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We adopted ASC 805 on January 1, 2009. The adoption of this accounting principle did not impact our historical financial statements.

        On January 1, 2009, we adopted ASC 810 Consolidations, relating to accounting for noncontrolling interests in consolidated financial statements. Noncontrolling interests are defined as the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. We have several joint ventures with noncontrolling interests. ASC 810 establishes accounting and reporting standards for noncontrolling interests, the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted the accounting provisions of ASC 810 on a prospective basis as of the beginning of our 2009 fiscal year. The presentation and disclosure requirements of ASC 810 were adopted on a retrospective basis, and resulted in a reclassification of minority interests to noncontrolling interests of $2.5 million at December 31, 2008.

        In May 2009, the FASB issued authoritative guidance on subsequent events, which was codified in ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted ASC 855 on June 30, 2009. Adoption did not have a material impact on consolidated financial statements but requires us to disclose the date to which we evaluate subsequent events.

        On December 30, 2008, the FASB issued authoritative guidance on disclosure requirements related to an employees' postretirement benefit plan assets, which was codified in ASC 715, Compensation-Retirement Benefit. The statement provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. ASC 715 requires employers of entities to disclose more information about how investment allocation decisions are made, major categories of plan assets, and the fair value techniques and inputs used to measure plan assets. We adopted ASC 715 on December 31, 2009 and those disclosures are included in the notes to the consolidated financial statements.

Recently Issued Accounting Standards

        In June 2009, the FASB issued authoritative guidance revising the existing guidance on the consolidation and disclosures of variable interest entities which was codified in ASC 810. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. This guidance will require us to provide additional disclosures about its involvement with variable interest entities and continually assess any significant changes in risk exposure due to that involvement. ASC 810 is effective for us beginning January 1, 2010. We are in the process of evaluating the impacts of this statement.

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

        Interest rates.    Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and the holdback contingency balance outstanding related to our acquisition of VECO. As of December 31, 2009 there was not a balance on the unsecured revolving credit agreement, but there was approximately $49.1 million outstanding on the holdback contingency. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $0.5 million.

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

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

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-2.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The following table shows our directors and executive officers as of December 31, 2009:

Name	Age	Title
Robert W. Bailey	54	Director
Robert G. Card	57	Director and Senior Vice President
William T. Dehn	63	Director and Vice President
Jerry D. Geist	75	Director
Garry M. Higdem	56	Director and Senior Vice President
Chad O. Holliday	61	Director
John A. Madia	55	Vice President and Chief Human Resources Officer
Lee A. McIntire	60	Director and Chief Executive Officer
Margaret B. McLean	47	Vice President and Chief Legal Officer
Michael C. McKelvy	50	Senior Vice President
David B. Price	64	Director
Jacqueline C. Rast	48	Director and Senior Vice President
M. Catherine Santee	48	Director and Chief Financial Officer
JoAnn Shea	45	Chief Accounting Officer
Michael A. Szomjassy	58	Director
Nancy R. Tuor	61	Director and Vice President
Barry L. Williams	65	Director

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

Item 14.    Principal Accounting Fees and Services

        See the information set forth under "Audit Subcommittee" in the Proxy Statement which is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        Documents Filed as Part of this Report

1.
Financial Statements

2.
Financial Statement Schedules and Other

        In accordance with Regulation S-X Rule 3.09, we furnish separate financial statements of significant subsidiaries not consolidated and 50% or less owned persons. We are required to include the balance sheets of Golden Crossing Constructors Joint Venture and CLM Delivery Partner, Limited as of December 31, 2009 and 2008, and the related statements of income, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In accordance with Regulation S-X Rule 3.09, as the unconsolidated subsidiaries are foreign filers and are private entities, the financial statements of these entities will be filed as an amendment to this periodic report within six months of filing.

        All financial statement schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto, or because such schedules are not applicable.

3.
Exhibits

        The following exhibits are filed as part of this annual report:

Articles of Incorporation and Bylaws

Exhibit Number	Description
3.1	Restated Articles of Incorporation of CH2M HILL Companies, Ltd. filed as Exhibit A to the Registrant's Definitive Proxy Statement on schedule 14A on November 13, 2009 (File No. 333-60700)
3.2	Restated Bylaws of CH2M HILL Companies, Ltd. filed as Exhibit 3.1 on Current Report on Form 8-K, on November 12, 2009

Material Contracts—Management Agreements, Compensatory Plans or Arrangements

Exhibit Number	Description
10.1	CH2M HILL Retirement and Tax-Deferred Savings Plan, as amended and restated effective June 1, 2000 filed as Exhibit 10.1 on Form 10-K, on March 29, 2000
*10.2	CH2M HILL Companies, Ltd. Supplemental Executive Retirement and Retention Plan effective January 1, 2009
10.3	CH2M HILL Companies, Ltd. Deferred Compensation Plan effective January 1, 2001 filed as Exhibit 10.23 on Form 10-K, on March 20, 2001

Exhibit Number	Description
10.4	CH2M HILL Companies, Ltd. Restricted Stock Policy and Administration Plan effective January 1, 2000 filed as Exhibit 10.25 on Form 10-K, on March 20, 2001
10.5	CH2M HILL Companies, Ltd. Short Term Incentive Plan effective January 1, 2000 filed as Exhibit 10.26 on Form 10-K, on March 20, 2001
10.6	CH2M HILL Companies, Ltd. 2004 Stock Option Plan filed as Appendix A on Schedule 14A Definitive Proxy Statement, on March 26, 2004
10.7	CH2M HILL Companies, Ltd. Payroll Deduction Stock Purchase Plan as amended and restated effective January 1, 2004 filed as Appendix B on Schedule 14A Definitive Proxy Statement, on March 26, 2004
10.8
CH2M HILL Companies, Ltd. Amended and Restated Executive Officers Long Term Incentive Plan effective January 1, 2005, as amended and restated on May 8, 2008 filed as Exhibit 10.1 on Form 10-Q on May 8, 2008
10.9	CH2M HILL Companies, Ltd. Amended and Restated Long Term Incentive (LTI) Plan effective January 1, 2005 filed as Exhibit 10.15 on form 10-K on February 23, 2007
10.10	Change of Control Agreement between CH2M HILL Companies, Ltd. and Robert G. Card filed as Exhibit 10.2 on Form 10-Q, on November 4, 2008
10.11	Change of Control Agreement between CH2M HILL Companies, Ltd. and Lee A. McIntire filed as Exhibit 10.3 on Form 10-Q, on November 4, 2008
10.12	Change of Control Agreement between CH2M HILL Companies, Ltd. and M. Catherine Santee filed as Exhibit 10.4 on Form 10-Q, on November 4, 2008
10.13	Change of Control Agreement between CH2M HILL Companies, Ltd. and Jacqueline C. Rast filed as Exhibit 10.5 on Form 10-Q, on November 4, 2008
10.14	Change of Control Agreement between CH2M HILL Companies, Ltd. and Michael E. McKelvy filed as Exhibit 10.6 on Form 10-Q, on November 4, 2008
10.15	Change of Control Agreement between CH2M HILL Companies, Ltd. and Garry M. Higdem filed as Exhibit 10.9 on Form 10-Q, on November 4, 2008
10.16	Change of Control Agreement between CH2M HILL Companies, Ltd. and JoAnn Shea filed as Exhibit 10.10 on Form 10-Q, on November 4, 2008
10.17	Change of Control Agreement between CH2M HILL Companies, Ltd. and Michael A. Szomjassy filed as Exhibit 10.12 on Form 10-Q, on November 4, 2008
*10.18	Change of Control Agreement between CH2M HILL Companies, Ltd. and Nancy R. Tuor
10.19	CH2M HILL Companies, Ltd. 2009 Stock Option Plan, effective January 1, 2009 filed as Exhibit 10.24 on Form 10-K, on February 24, 2009

Material Contracts—Other

Exhibit Number	Description
10.20	Contract with Neidiger, Tucker, Bruner, Inc., filed as Exhibit 99.1 on Form 8-K, on June 24, 2002
10.21
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
10.22
Agreement of Purchase and Sale executed on September 26, 2007 (dated September 11, 2007) by and between CH2M HILL, Inc. and WELLS REIT II—South Jamaica Street, LLC filed as exhibit 10.44 to CH2M HILL's Current Report on Form 8-K (Commission File No. 000-27261) on September 27, 2007
10.23
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

        We have audited the accompanying consolidated balance sheets of CH2M HILL Companies, Ltd. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 1 to the accompanying consolidated financial statements the Company adopted new accounting standards relating to noncontrolling interests in consolidated financial statements on January 1, 2009; employers' accounting for defined benefit pension and other postretirement plans on December 31, 2007; and accounting for uncertainty in income taxes on January 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CH2M HILL Companies, Ltd. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP
Denver, Colorado February 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CH2M HILL Companies, Ltd.:

        We have audited CH2M HILL Companies, Ltd. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, CH2M HILL Companies Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Denver, Colorado February 25, 2010

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$169,717	$114,282
Available-for-sale securities	1,966	327
Receivables, net—
Client accounts	611,634	670,243
Unbilled revenue	416,927	446,763
Other	20,882	13,280
Deferred income taxes	47,964	50,246
Prepaid expenses and other current assets	64,510	82,395

Total current assets	1,333,600	1,377,536
Investments in unconsolidated affiliates	78,053	37,322
Property, plant and equipment, net	197,152	214,037
Goodwill	130,354	134,840
Intangible assets, net	61,275	88,819
Deferred income taxes	109,438	82,326
Employee benefit plan assets and other	38,150	36,961

Total assets	$1,948,022	$1,971,841

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$14,396	$24,652
Accounts payable and accrued subcontractor costs	407,222	447,747
Billings in excess of revenue	292,280	289,230
Accrued payroll and employee related liabilities	259,798	278,684
Other accrued liabilities	134,763	93,309

Total current liabilities	1,108,459	1,133,622
Long-term employee related liabilities and other	276,811	300,247
Long-term debt	37,943	151,223

Total liabilities	1,423,213	1,585,092
Commitments and contingencies (Note 17)
Shareholders' equity:
Preferred stock, Class A $0.02 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,373,955 and 31,604,336 issued and outstanding at December 31, 2009 and 2008, respectively	314	316
Additional paid-in capital	12,803	9,947
Retained earnings	531,796	428,054
Accumulated other comprehensive loss	(32,743)	(54,086)

Total CH2M HILL common shareholders' equity	512,170	384,231
Noncontrolling interests	12,639	2,518

Total equity	524,809	386,749
Total liabilities and shareholders' equity	$1,948,022	$1,971,841

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands except per share amounts)

	For The Years Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Gross revenue	$5,499,318	$5,589,906	$4,376,238
Equity in earnings of joint ventures and affiliated companies	65,539	34,232	44,184
Operating expenses:
Direct cost of services and overhead	(4,478,884)	(4,507,738)	(3,507,770)
General and administrative	(969,677)	(1,027,225)	(835,431)
Gain on sale of operating assets	58,235	—	—

Operating income	174,531	89,175	77,221
Other income (expense):
Interest income	1,474	2,405	4,331
Interest expense	(7,487)	(15,833)	(5,728)

Income before provision for income taxes	168,518	75,747	75,824
Provision for income taxes	(46,420)	(27,497)	(11,722)

Net income	122,098	48,250	64,102
Less: (Income) loss attributable to noncontrolling interests	(18,356)	(16,194)	1,897

Net income attributable to CH2M HILL	$103,742	$32,056	$65,999

Net income per common share:
Basic	$3.25	$0.96	$2.01
Diluted	$3.18	$0.93	$1.97
Weighted average number of common shares:
Basic	31,907,861	33,486,512	32,864,202
Diluted	32,598,509	34,376,259	33,507,802

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income

(Dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings		Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2006	32,109,200	$321	$46,330	$328,559	$(9,173)	$2,832	$368,869
Net income		—	—	65,999	—	(1,897)	64,102
Other comprehensive income (loss):
Foreign currency translation adjustments		—	—	—	6,867	6	6,873
Benefit plan adjustments		—	—	—	8,641	—	8,641
Unrealized loss on equity investments		—	—	—	(1,284)	—	(1,284)

Comprehensive income							78,332
Investment in affiliates, net		—	—	—	—	23	23
Impact of adoption of SFAS 158		—	—	—	(8,444)	—	(8,444)
Cumulative effect of change in accounting principle		—	—	1,440	—	—	1,440
Shares issued in connection with stock based compensation and employee benefit plans	2,091,252	21	45,180	—	—	—	45,201
Shares purchased and retired	(1,042,384)	(10)	(20,914)	—	—	—	(20,924)

Balance at December 31, 2007	33,158,068	332	70,596	395,998	(3,393)	964	464,497
Net income		—	—	32,056	—	16,194	48,250
Other comprehensive income (loss):
Foreign currency translation adjustments		—	—	—	(17,269)	(923)	(18,192)
Benefit plan adjustments		—	—	—	(32,125)	—	(32,125)
Unrealized loss on equity investments		—	—	—	(1,299)	—	(1,299)

Comprehensive loss							(3,366)
Distributions to affiliates, net		—	—	—	—	(13,717)	(13,717)
Shares issued in connection with stock based compensation and employee benefit plans	1,512,164	15	31,520	—	—	—	31,535
Shares purchased and retired	(3,065,896)	(31)	(92,169)	—	—	—	(92,200)

Balance at December 31, 2008	31,604,336	316	9,947	428,054	(54,086)	2,518	386,749
Net income		—	—	103,742	—	18,356	122,098
Other comprehensive income:
Foreign currency translation adjustments		—	—	—	16,426	1,145	17,571
Benefit plan adjustments		—	—	—	3,925	—	3,925
Unrealized gain on equity investments		—	—	—	992	—	992

Comprehensive income							144,586
Distributions to affiliates, net		—	—	—	—	(9,380)	(9,380)
Shares issued in connection with stock based compensation and employee benefit plans	1,973,413	20	81,564	—	—	—	81,584
Shares purchased and retired	(2,203,794)	(22)	(78,708)	—	—	—	(78,730)

Balance at December 31, 2009	31,373,955	$314	$12,803	$531,796	$(32,743)	$12,639	$524,809

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For The Years Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Cash flows from operating activities:
Net income	$122,098	$48,250	$64,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,889	92,022	35,119
Gain on sale of operating assets	(58,235)	—	—
Stock-based employee compensation	67,738	43,654	51,266
Loss on disposal of property, plant and equipment	3,570	249	1,013
Allowance for uncollectible accounts	11,115	2,172	1,952
Deferred income taxes	(29,289)	(24,789)	(55,339)
Undistributed earnings from unconsolidated affiliates	(65,539)	(34,232)	(44,185)
Distributions of income from unconsolidated affiliates	52,808	55,407	38,114
Changes in current assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	40,748	18,783	(53,869)
Prepaid expenses and other	13,510	22,376	(21,413)
Accounts payable and accrued subcontractor costs	(29,470)	3,670	45,351
Billings in excess of revenues	9,331	24,613	104,264
Employee related liabilities	3,631	4,447	32,855
Other accrued liabilities	8,089	(4,860)	(3,798)
Current taxes payable	(10,268)	(83)	(107,042)
Long-term employee related liabilities and other	19,755	7,817	(14,850)

Net cash provided by operating activities	240,481	259,496	73,540
Cash flows from investing activities:
Capital expenditures	(37,663)	(50,622)	(20,679)
Acquisitions and earnout payments, net of cash acquired	(1,186)	(24,570)	(176,116)
Investments in unconsolidated affiliates	(68,366)	(78,632)	(13,343)
Distributions of capital from unconsolidated affiliates	41,597	54,858	19,342
Proceeds from sale of operating assets	70,971	—	—
Purchases of investments	—	(6,975)	(224,440)
Proceeds from sale of investments	10,741	8,032	252,050
Proceeds from sale-leaseback of buildings, net and other	65	1,124	41,267

Net cash provided by (used in) investing activities	16,159	(96,785)	(121,919)
Cash flows from financing activities:
Borrowings on long-term debt	747,349	1,072,318	441,402
Payments on long-term debt	(870,885)	(1,101,998)	(350,736)
Repurchases and retirements of stock	(91,253)	(109,395)	(36,931)
Excess tax benefits from stock-based compensation	6,431	6,881	3,425
Net contributions from noncontrolling interests	(9,379)	(13,717)	23

Net cash (used in) provided by financing activities	(217,737)	(145,911)	57,183
Effect of exchange rate changes on cash	16,532	(26,623)	10,096

Increase (decrease) in cash and cash equivalents	55,435	(9,823)	18,900
Cash and cash equivalents, beginning of year	114,282	124,105	105,205

Cash and cash equivalents, end of year	$169,717	$114,282	$124,105

Supplemental disclosures:
Cash paid for interest	$7,793	$14,860	$4,453
Cash paid for income taxes	$50,910	$48,295	$170,296

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of business and significant accounting policies

  Summary of Business

        CH2M HILL Companies, Ltd. and subsidiaries (CH2M HILL) is a project delivery firm founded in 1946. CH2M HILL provides engineering, consulting, design, construction, procurement, operations and maintenance, and program management services to federal, state, municipal and local government entities and U.S. federal government agencies, as well as private industry, in the U.S. and internationally. CH2M HILL is an employee-owned Oregon corporation. A substantial portion of CH2M HILL's professional fees are derived from projects that are funded directly or indirectly by government entities.

  Principles of Consolidation and Basis of Presentation

        The consolidated financial statements include the accounts of CH2M HILL and all of its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. Partially owned affiliates and joint ventures are evaluated for consolidation. The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. of America (U.S. GAAP). Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

  Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions. CH2M HILL believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, revenue recognition, self insurance accruals, employee benefits, legal and tax reserves, allowance for doubtful accounts, depreciation, amortization, asset valuations and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. See Note 17—Commitments and Contingencies. Actual results could differ from our estimates.

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of business and significant accounting policies (Continued)

  Subsequent Events

        CH2M HILL has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through February 25, 2010, the day the financial statements were issued.

  Revenue Recognition

        CH2M HILL earns its revenue from different types of contracts, including cost-plus, fixed-price and time-and-materials. CH2M HILL evaluates contractual arrangements to determine how to recognize revenue. CH2M HILL primarily performs engineering and construction related services and recognizes revenue for these contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts. In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, or achievement of contract performance standards.

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

  Fair Value Measurements

        Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. CH2M HILL uses a three-tier valuation hierarchy based upon observable and non-observable inputs. The three levels are as follows:

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of business and significant accounting policies (Continued)

Level 1, unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date; Level 2, significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and Level 3, significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.

  Income Taxes

        CH2M HILL accounts for income taxes utilizing an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax effects of events that have been recognized in the financial statements or tax returns. In estimating future tax consequences, CH2M HILL generally considers all expected future events other than enactment of changes in the tax laws or rates. Deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which differences are expected to reverse. Annually, CH2M HILL determines the amount of undistributed foreign earnings invested indefinitely in its foreign operations. Deferred taxes are not provided on those earnings. In addition, the calculation of tax assets and liabilities involves uncertainties in the application of complex tax regulations. For income tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

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

  Available-for-Sale Securities

        Available-for-sale securities are carried at fair value, with unrecognized gains and losses reported in accumulated other comprehensive loss, net of taxes. Losses on available-for-sale securities are recognized when a loss is determined to be other than temporary or when realized. Fair values are estimated based on market prices, where available, or dealer quotes.

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

        Depreciation for owned property is based on the estimated useful lives of the assets using the straight-line method for financial statement purposes. Useful lives for buildings range from 12 to 20 years. Furniture, fixtures and equipment are depreciated over their useful lives from 2 to 10 years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of business and significant accounting policies (Continued)

  Other Long-Lived Assets

        CH2M HILL may acquire goodwill or other intangible assets in business combinations. Intangible assets are stated at fair value as of the date acquired in a business combination. CH2M HILL amortizes intangible assets with finite lives on a straight-line basis over their expected useful lives, currently up to seven years. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of the intangible asset, such as goodwill or tradenames, management has determined that those intangible assets have an indefinite life and therefore are not amortized.

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

  Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consists of foreign currency translation adjustments, benefit plan adjustments, net of tax of $17.0 million, and unrealized gains/losses on equity investments, net of tax of $0.3 million. These components are included in the consolidated statements of shareholders' equity and comprehensive income. Taxes are not provided on the foreign currency translation gains and losses as deferred taxes are not provided on the unremitted earnings of the foreign subsidiaries to which they relate.

        The after-tax composition of accumulated other comprehensive loss consists of the following at December 31:

($ in thousands)	2009	2008
Foreign currency translation adjustments	$9,618	$(6,808)
Benefit plan adjustments, net of tax	(43,108)	(47,033)
Unrealized gain (loss) on equity investments, net of tax	747	(245)

	$(32,743)	$(54,086)

  Concentrations of Credit Risk

        Financial instruments which potentially subject CH2M HILL to concentrations of credit risk consist principally of cash and cash equivalents, short term investments and trade receivables. CH2M HILL's cash and cash equivalents and short term investments are maintained in accounts held primarily in the U.S. with some accounts held by major banks and financial institutions located in Europe,

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of business and significant accounting policies (Continued)

Canada and Asia. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base, which includes the U.S. federal government, various states and municipalities and a variety of U.S. and foreign corporations operating in a broad range of industries and geographic areas.

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

  Recently Adopted Accounting Standards

        In June 2009, the FASB issued authoritative guidance on the FASB Accounting Standards Codification (ASC) and the hierarchy of generally accepted accounting principles, codified in ASC 105, Generally Accepted Accounting Standards. ASC 105 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. This standard reorganizes the U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure. This guidance impacts our financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification. CH2M HILL adopted ASC 105 on September 30, 2009.

        In December 2007, the FASB issued authoritative guidance on business combinations, which was codified in ASC 805, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. CH2M HILL adopted ASC 805 on January 1, 2009 and will impact how prospective business combinations are recorded.

        On January 1, 2009, CH2M HILL adopted ASC 810, Consolidations related to accounting for noncontrolling interests in consolidated financial statements. Noncontrolling interests are defined as the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. ASC 810 establishes accounting and reporting standards for noncontrolling interests, the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. CH2M HILL adopted the accounting provisions of ASC 810 on a prospective basis as of the beginning of our 2009 fiscal year. The presentation and disclosure requirements of ASC 810 were adopted on a retrospective basis, and resulted in a reclassification of $2.5 million of minority interests to noncontrolling interests at December 31, 2008.

        In May 2009, the FASB issued authoritative guidance on subsequent events, which was codified in ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. CH2M HILL adopted ASC 855 on June 30, 2009.

        On December 30, 2008, the FASB issued authoritative guidance on disclosure requirements related to employees' postretirement benefit plan assets, which was codified in ASC 715, Compensation-

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of business and significant accounting policies (Continued)

Retirement Benefit. The statement provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. ASC 715 requires employers to disclose more information about how investment allocation decisions are made, major categories of plan assets, and the fair value techniques and inputs used to measure plan assets.

  Recently Issued Accounting Standards

        In June 2009, the FASB issued authoritative guidance revising the existing guidance on the consolidation and disclosures of variable interest entities which was codified in ASC 810. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The guidance requires additional disclosures about CH2M HILL's involvement with variable interest entities (VIEs) and continually assess any significant changes in risk exposure due to that involvement. ASC 810 is effective for CH2M HILL beginning January 1, 2010, and is in the process of evaluating the impacts of this statement.

(2) Accounts receivable, net

        Receivables are stated at net realizable values and consist of receivables billed to clients as well as receivables for which revenue has been earned but has not yet been billed. The U.S. federal government accounted for approximately 13% of CH2M HILL's net receivables at December 31, 2009 and 2008. No other customers exceeded 10% of total receivables at December 31, 2009 or 2008.

        The change in the allowance for uncollectible accounts consists of the following for the years ended December 31:

($ in thousands)	2009	2008	2007
Balance at beginning of year	$4,183	$6,963	$8,317
Provision charged to expense	11,115	2,172	1,952
Accounts written off	(2,049)	(4,344)	(3,436)
Other	(59)	(608)	130

Balance at end of year	$13,190	$4,183	$6,963

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

        CH2M HILL's interests in certain joint ventures are considered VIE's. A VIE is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (b) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, or (c) the equity investors have voting rights that are not proportional to their economic interests. A VIE is required to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. For VIE's where CH2M HILL is not the primary beneficiary and those entities which are unconsolidated voting interest entities, CH2M HILL accounts for its investments in affiliated unconsolidated companies primarily using the equity method of accounting.

        CH2M HILL has classified entities identified as VIE's into two groups, the first of which includes those entities that CH2M HILL has consolidated as CH2M HILL is considered the primary beneficiary, and the second group which includes those entities which CH2M HILL does not consolidate. As of December 31, 2009, the assets and liabilities of VIE's that were consolidated were $131.6 million and $90.2 million, respectively. As of December 31, 2009, the assets and liabilities of the identified VIE's that were not consolidated were $410.7 million and $289.1 million, respectively.

        As of December 31, 2009 and 2008, the investments in unconsolidated affiliates were $78.1 million and $37.3 million, respectively. CH2M HILL's proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our joint ventures is equal to our current equity investment plus those entities' undistributed earnings. CH2M HILL provides certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. Summarized financial information for CH2M HILL's unconsolidated affiliates as of and for the years ended December 31 is as follows:

($ in thousands)	2009	2008
FINANCIAL POSITION:
Current assets	$665,068	$485,684
Noncurrent assets	82,408	85,056

	$747,476	$570,740

Current liabilities	$480,668	$413,177
Noncurrent liabilities	31,711	50,255
Owners' equity	235,097	107,308

	$747,476	$570,740

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investments in affiliates (Continued)

($ in thousands)	2009	2008	2007
RESULTS OF OPERATIONS:
Revenue	$2,426,505	$2,370,361	$2,357,988
Direct costs	2,250,752	2,273,332	2,209,273

Gross margin	175,753	97,029	148,715
General and administrative expenses	3,228	5,901	5,403

Operating income	172,525	91,128	143,312
Other income, net	479	2,790	2,654

Net income	$173,004	$93,918	$145,966

        CH2M HILL has the following significant investments in affiliated unconsolidated companies accounted for under the equity method of accounting:

%Ownership
Domestic:
AGVIQ—CH2M HILL Joint Venture I	49.0%
AGVIQ—CH2M HILL Joint Venture II	49.0%
AGVIQ—CH2M HILL Joint Venture III	49.0%
ATCS/CH2M HILL Joint Venture	50.0%
ATKINSON/CH2M HILL, Joint Venture	30.0%
CH2M HILL/URS Team, Joint Venture	50.0%
CH2M HILL/Western Summit Constructors Joint Venture	50.0%
CH2M—WG Idaho, LLC	50.5%
Clark-Nexsen/CH2M HILL—Norfolk	50.0%
Coastal Estuary Services	49.9%
Connecting Idaho Partners	49.0%
HEBL, Inc.	100.0%
IAP-Hill, LLC	25.0%
Kaiser-Hill Company, LLC	50.0%
Milwaukee Transportation Partners, LLC	50.0%
MW/CH2M HILL, Joint Venture	50.0%
Nana/VECO Joint Venture	50.0%
National Security Technologies, LLC	10.0%
OMI/Thames Water Stockton, Inc.	50.0%
Parsons CH2M HILL Program Management Consultants, Joint Venture	47.5%
Savannah River Remediation LLC	15.0%
Stockton D/B Joint Venture	50.0%
TIC/CH2M Culbertson Unit #1 Joint Venture	25.0%
TIC/LG Groton II Joint Venture	25.0%
Washington Closure, LLC	30.0%

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Investments in affiliates (Continued)

%Ownership
Foreign:
CH2M HILL BECA, Ltd.	50.0%
CH2M HILL—Kunwon PMC	54.0%
CH2M HILL/Parsons, Joint Venture	50.0%
CH2M PB JV, Pte, Ltd.	50.0%
CHDE Water	50.0%
CHBM Water Joint Venture	50.0%
CLM Delivery Partner, Limited	37.5%
Coniisa	33.3%
CPG Consultants—CH2M HILL NIP Joint Venture	50.0%
ECC-VECO, LLC	50.0%
First Canadian Water Infrastructure	49.0%
Golden Crossing Constructors Joint Venture	33.3%
HWC Treatment Program Alliance Joint Venture	50.0%
JJ/CH2M HILL, a Joint Venture	40.0%
Luggage Point Alliance	50.0%
Maroochy Alliance Joint Venture	40.0%
OMI BECA, Ltd.	50.0%
SMNM/VECO Joint Venture.	50.0%
Transcend Partners, Ltd	40.0%
Water Purification Scheme Alliance Joint Venture	50.0%

(4) Property, plant and equipment

        Property, plant and equipment consists of the following as of December 31:

($ in thousands)	2009	2008
Land	$23,980	$25,409
Building and land improvements	74,816	66,775
Furniture, fixtures and equipment	196,511	189,210
Leasehold improvements	65,023	44,387

	360,330	325,781
Less: Accumulated depreciation	(163,178)	(111,744)

Net property, plant and equipment	$197,152	$214,037

        The depreciation expense reflected in the consolidated statements of income totaled $53.5 million in 2009, $55.2 million in 2008 and $24.2 million in 2007.

(5) Employee benefit plan assets

        CH2M HILL has investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair market value using Level 2 inputs. As of

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Employee benefit plan assets (Continued)

December 31, 2009 and 2008, the fair market value of these assets was $36.2 million and $34.4 million, respectively.

(6) Acquisitions

        On September 7, 2007, CH2M HILL purchased all of the outstanding stock of VECO and substantially all of VECO's operating businesses as part of a strategic initiative to expand operations into the energy industry. The results of VECO have been included in the consolidated financial statements since that date and are included in the Energy operating segment. VECO's employees provide engineering, construction and field support services to the energy, resource and process industries in the U.S., Canada, Russia and the Middle East.

        In connection with the acquisition of VECO, the purchase agreement established a holdback contingency of $70.0 million for the potential future payment of known and unknown contingencies that may arise within three years after the date of acquisition. Any amounts not paid for contingencies are payable to the sellers of VECO in various installments through September 2010. Since the date of acquisition, CH2M HILL has made certain distributions to the sellers of VECO and paid expenses on their behalf which were deemed distributions of the holdback contingency. At December 31, 2009 and 2008, the outstanding balance payable under the holdback contingency was $49.1 million and $51.3 million, respectively.

        On February 29, 2008, CH2M HILL acquired Goldston Inc., a consulting engineering company providing marine, coastal, and municipal and transportation engineering services. The results of operations for this acquisition are reported in the Facilities and Infrastructure operating segment. The cost of the acquisition was $3.2 million.

(7) Sale of Operating Assets

        During the third quarter, CH2M HILL completed the sale of certain assets and liabilities of its Enterprise Management Solutions (EMS) business. The selling price was $86.6 million, net of amounts due for estimated working capital adjustments of $13.5 million. CH2M HILL recorded a pre-tax gain of $58.2 million during the three months ended September 30, 2009. As part of the EMS transaction, CH2M HILL and the purchasers entered into a preferred provider agreement whereby CH2M HILL guaranteed a certain volume of services to the purchasers over a five year period. To the extent CH2M HILL does not reach these volumes of services, it must compensate the purchasers. The results of operations for EMS prior to disposition were recorded in the Facilities and Infrastructure operating segment.

(8) Goodwill and intangible assets

        Goodwill and the tradename as of December 31 consist of the following:

($ in thousands)	2009	2008
Goodwill	$130,354	$134,840
Tradename	20,326	20,326

	$150,680	$155,166

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Goodwill and intangible assets (Continued)

        Goodwill and the tradename were reviewed for impairment during the year ended December 31, 2009. Management's review of the recoverability of goodwill and the tradename indicated that there was no impairment during the year. Goodwill in the amount of $4.5 million was attributed to the assets of EMS which was sold during 2009.

        Intangible assets with finite lives consist of the following:

($ in thousands)	Cost	Accumulated Amortization	Net finite-lived intangible assets
December 31, 2009
Contracted backlog	$58,871	$(56,946)	$1,925
Customer relationships	57,922	(18,926)	38,996
Non-compete agreements and other	902	(874)	28

Total finite-lived intangible assets	$117,695	$(76,746)	$40,949

December 31, 2008
Contracted backlog	58,871	(38,038)	20,833
Customer relationships	57,922	(10,651)	47,271
Non-compete agreements and other	1,100	(711)	389

Total finite-lived intangible assets	$117,893	$(49,400)	$68,493

        All intangible assets are being amortized over their expected lives up to seven years. The amortization expense reflected in the consolidated statements of income totaled $27.4 million, $36.8 million and $11.0 million in the years ended December 31, 2009, 2008 and 2007, respectively. These intangible assets are expected to be fully amortized in 2014. At December 31, 2009, the future estimated amortization expense related to these intangible assets is (in thousands):

Year Ending:
2010	$10,227
2011	8,275
2012	8,275
2013	8,275
2014	5,897

$40,949

(9) Fair value of financial instruments

        Cash and cash equivalents, receivables, unbilled revenue, accounts payable and billings in excess of revenue are carried at cost, which approximates fair value due to their short maturities. Fair values of equity investments and short-term investments (available-for-sale securities), where a readily determinable market value exists, have been estimated using Level 1 inputs and are equal to the carrying value. The fair value of long-term debt, including the current portion, is estimated based on Level 2 inputs.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Fair value of financial instruments (Continued)

        The estimated fair values of CH2M HILL's financial instruments where carrying values do not approximate fair value as of December 31 are as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
($ in thousands)
Mortgage notes payable	$16,672	$13,627	$28,651	$29,900
Equipment financing	35,572	33,951	47,103	47,103
Shareholder notes payable	95	61	121	84

(10) Line of credit and long-term debt

        CH2M HILL is party to a credit agreement which provides for a $500.0 million revolving credit facility (RLOC) which expires on August 31, 2012. The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $250.0 million. While the credit agreement may be used for general corporate purposes and permitted acquisitions, it also provides that up to $250.0 million is available for the issuance of letters of credit to support various trade activities. At CH2M HILL's option, the credit agreement bears interest at a rate equal to either LIBOR plus 0.75% to 1.50%, or the lender's applicable base rate less a discount rate up to 0.25% based on CH2M HILL's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable based on CH2M HILL's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of December 31, 2009, CH2M HILL did not have any borrowings outstanding on the RLOC. At December 31, 2009, issued and outstanding letters of credit of $78.4 million were reserved against the borrowing base of the credit agreement, compared to $51.3 million at December 31, 2008.

        In the first quarter of 2008, CH2M HILL entered into two derivative financial transactions to reduce the effects of interest rate changes on cash flows due to changes in interest rates on its outstanding debt. These instruments were entered into to fix interest rate exposure on $50.0 million of the RLOC. CH2M HILL has not designated these derivative instruments as effective hedges, and therefore, interest expense related to periodic settlements on these interest rate swaps and the change in fair value of these swap agreements is recognized in interest income and other in the current period. These interest rate swaps mature in March 2010. The fair value of these derivative liabilities are approximately $0.3 million at December 31, 2009.

        The RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of December 31, 2009, CH2M HILL was in compliance with the covenants required by the credit agreement.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Line of credit and long-term debt (Continued)

        CH2M HILL's nonrecourse and other long-term debt, as of December 31 consist of the following:

($ in thousands)	2009	2008
Nonrecourse:
Mortgage payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$13,379	$14,277
Mortgage payable in monthly installments to December 2015, secured by real estate. The note bears interest at 6.59%	3,293	3,734
Mortgage payable in monthly installments to April 2009, secured by investment securities. The note bears interest at 8.06%	—	10,640

	16,672	28,651
Other:
Revolving credit facility	—	100,000
Equipment financing, due in monthly installments to December 2014, secured by equipment. These notes bear interest ranging from 6.00% to 8.00%	35,572	47,103
Shareholder notes payable	95	121

Total debt	52,339	175,875
Less current portion of debt	14,396	24,652

Total long-term portion of debt	$37,943	$151,223

        At December 31, 2009, future principal payments on long-term debt are as follows (in thousands):

Year Ending:
2010	$14,396
2011	14,129
2012	10,488
2013	2,649
2014	2,048
Thereafter	8,629

$52,339

        In connection with the acquisition of VECO, CH2M HILL previously held U.S. Treasury securities as a contractual requirement for an outstanding nonrecourse mortgage. Because CH2M HILL had scheduled the maturity of these investments to meet debt service requirements of certain nonrecourse debt and had the ability and intent to hold these investments until maturity, these investments were classified as held-to-maturity and were included in prepaid and other assets. These investments matured in 2009 and the proceeds were utilized to repay the associated mortgage note.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Operating lease obligations

        CH2M HILL has entered into certain noncancellable leases, which are being accounted for as operating leases. At December 31, 2009, future minimum lease payments are as follows (in thousands):

Year Ending:
2010	$155,598
2011	128,698
2012	113,480
2013	97,295
2014	80,982
Thereafter	317,075

$893,128

        Rental expense charged to operations was $138.9 million, $121.2 million and $119.4 million during the years ended December 31, 2009, 2008 and 2007, respectively, including amortization of a deferred gain of $4.3 million in the years ended December 31, 2009 and 2008, and $1.4 million in the year ended December 31, 2007 related to the sale-leaseback of our corporate offices. Certain of CH2M HILL's operating leases contain provisions for a specific rent-free period. CH2M HILL accrues rental expense during the rent-free period based on total expected rent payments to be made over the life of the related lease.

(12) Income taxes

        Income before provision for income taxes for the years ended December 31 consists of the following:

($ in thousands)	2009	2008	2007
U.S. income	$143,190	$55,891	$72,463
Foreign income	6,972	3,662	5,258

Income before taxes	$150,162	$59,553	$77,721

        The provision for income taxes for the years ended December 31 consists of the following:

($ in thousands)	2009	2008	2007
Current income tax expense:
Federal	$49,035	$38,715	$29,967
Foreign	14,138	(1,154)	12,983
State and local	12,653	14,725	12,438

Total current income tax expense	75,826	52,286	55,388
Deferred income tax benefit:
Federal	(23,291)	(22,507)	(36,819)
Foreign	(2,646)	2,462	3,797
State	(3,469)	(4,744)	(10,644)

Total deferred income tax benefit	(29,406)	(24,789)	(43,666)

Total income tax expense	$46,420	$27,497	$11,722

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income taxes (Continued)

        The reconciliations of income tax computed at the U.S. federal statutory tax rate to CH2M HILL's effective income tax rate for the years ended December 31 are as follows:

($ in thousands)	2009	2008	2007
Pretax income	$150,162	$59,553	$77,721
Federal statutory rate	35%	35%	35%

Expected tax expense	52,556	20,844	27,202
Reconciling items:
State income taxes, net of federal benefit	7,763	5,620	2,064
Nondeductible meals and entertainment	3,035	3,563	2,277
Section 199—Domestic manufacturer deduction	(4,515)	(2,737)	(2,374)
Compensation	(6,114)	1,483	(773)
Subsidiary earnings	(7,520)	(6,610)	(2,849)
Permanent expenses, exclusions and credits	(6,660)	(2,743)	4,551
Foreign permanent expenses, taxes, credits and other	8,442	7,136	(1,164)
Tax settlements	—	—	(15,259)
Other	(567)	941	(1,953)

Provision for income taxes	46,420	$27,497	$11,722

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

($ in thousands)	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$23,143	$14,962
Investments in affiliates	—	1,471
Deferred gain, insurance and other	18,397	15,734
Accrued employee benefits	176,586	165,253

Total deferred tax assets	218,126	197,420
Valuation allowance	(26,019)	(22,700)

Net deferred tax assets	192,107	174,720
Deferred tax liabilities:
Investments in affiliates	6,192	—
Depreciation and amortization	28,513	42,148

Net deferred tax liabilities	34,705	42,148

Net deferred tax assets	$157,402	$132,572

        A valuation allowance is required to be established for those deferred tax assets where it is more likely than not that they will not be realized. The above valuation allowances relate primarily to operating loss carryforwards from foreign net operating losses of $77.4 million and $46.2 million for the years ended December 31, 2009 and 2008, respectively. Taxable income within the applicable foreign subsidiary must be reported in order for the deferred tax asset to be realized. The foreign net operating losses can be carried forward for varying terms depending on the foreign jurisdiction.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income taxes (Continued)

        Undistributed earnings of CH2M HILL's foreign subsidiaries amounted to approximately $57.7 million at December 31, 2009. These earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, CH2M HILL would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to reduce the resulting U.S. tax liabilities.

        The tax benefit from share-based compensation awards for the years ended December 31, 2009 and 2008 was $6.4 million and $6.9 million, respectively. These amounts are reflected as additional paid-in capital in the consolidated statements of shareholders' equity and comprehensive income and are reported as financing activities in the 2009 and 2008 consolidated statements of cash flows.

        As of December 31, 2009 and 2008, CH2M HILL had $28.2 million and $25.4 million, respectively, recorded as a liability for uncertain tax positions. CH2M HILL recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009 and 2008, CH2M HILL has approximately $4.5 million and $3.8 million, respectively, of accrued interest and penalties related to uncertain tax positions. A reconciliation of the remaining beginning and ending amount of uncertain tax positions as of December 31, 2009 is as follows (in thousands):

Balance at December 31, 2008	$21,641
Additions for current year tax positions	6,900
Additions for prior year tax positions	1,026
Reductions for prior year tax positions	(236)
Settlement with taxing authorities	(198)
Reductions as a result of lapse of applicable statue of expirations	(5,381)

Balance at December 31, 2009	$23,752

        Included in the balance at December 31, 2009, are $23.3 million in uncertain tax positions that if recognized would affect the effective tax rate. It is also possible that the reserve could change within twelve months of the reporting date related to federal and state research and experimentation tax credits as a result of tax authority settlement and statute expiration. The estimated range of unrecognized change is zero to $1.5 million as of December 31, 2009. While our 2009 effective tax rate was favorably impacted by the recognition of additional research and experimentation tax credits for prior years, an additional liability for the uncertainty related to current year research and experimentation credits was also established.

        CH2M HILL files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, CH2M HILL is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S. and Canada. With few exceptions, CH2M HILL is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 2002.

(13) Earnings per share

        Basic earnings per share (EPS) excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of shares outstanding during the

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Earnings per share (Continued)

period. Diluted EPS includes the dilutive effect of common stock equivalents, which consists of stock options, and is computed using the weighted-average number of shares and common stock equivalents outstanding during the period.

        Reconciliations of basic and diluted EPS for the years ended December 31 are as follows:

($ in thousands)	2009	2008	2007
Numerator:
Net income	$103,742	$32,056	$65,999

Denominator:
Basic weighted-average shares outstanding	31,908	33,487	32,864
Dilutive effect of common stock equivalents	691	889	644

Diluted adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	32,599	34,376	33,508

Basic net income per share	$3.25	$0.96	$2.01

Diluted net income per share	$3.18	$0.93	$1.97

(14) Employee benefit plans

  Deferred Compensation Plans

        Effective January 1, 2009, CH2M HILL amended and restated the CH2M HILL Companies, Ltd. Deferred Compensation Retirement Plan (DCRP) to form the CH2M HILL Supplemental Executive Retirement and Retention Plan (SERP). The Plan is intended to be unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees within the meaning of Title I of the Employee Retirement Income Security Act (ERISA). Under this plan, each participant's account consists of various contributions made to the account by CH2M HILL on behalf of the participant. CH2M HILL selects the investment vehicles available under the plan. Compensation expense was $0.1 million for the year ended December 31, 2009. For the years ended December 31, 2008 and 2007, compensation expense for the DCRP was $0.1 million.

        In addition to the SERP, CH2M HILL has two nonqualified deferred compensation plans that provide benefits payable to officers and certain highly compensated employees at specified future dates, upon retirement, or death. Under one plan, a participant could elect to defer base compensation and incentive compensation, in cash or common stock. Under the other plan, a participant, whose 401(k) Plan contributions are limited by the ERISA, could elect to defer additional base compensation to which CH2M HILL may make a matching contribution. It is also used by CH2M HILL to provide additional retirement benefits for certain of its senior executives at levels to be determined from time-to-time by the Board of Directors.

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee benefit plans (Continued)

        Compensation expense for the two nonqualified plans was $8.4 million for the year ended December 31, 2009. During 2008, the return on the plan assets exceeded the liability due to plan participants by $14.3 million and thus compensation expense was decreased by this amount. Compensation expense was $4.3 million for the years ended December 31, 2007.

Stock Option Plans

        Effective January 1, 2009, the Board of Directors and shareholders approved the CH2M HILL Companies, Ltd. 2009 Stock Option Plan (2009 Stock Option Plan). The 2009 Stock Option plan reserves 3,000,000 shares of CH2M HILL common stock for issuance upon exercise of stock options granted under the plan. All options outstanding under the previous plans (1999 and 2004 Stock Option Plans) to the extent cancelled, expire or for any other reason cease to be exercisable, shall roll into the 2009 Stock Option Plan and can become available in addition to the 3,000,000 options reserved.

        Stock options are granted at an exercise price equal to the fair market value of CH2M HILL's common stock at the date of grant. Stock options granted generally become exercisable 25%, 25% and 50% after one, two and three years, respectively, and have a term of five years from date of grant. The following table summarizes the activity relating to the 2009 Stock Option Plan and the 1999 and 2004 Stock Option Plans during 2009:

Stock Options:	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	3,939,294	$21.21
Granted	661,091	$34.90
Exercised	(913,893)	$15.84
Forfeited	(155,524)	$25.45
Expired	(52,203)	$16.25

Outstanding at December 31, 2009	3,478,765	$25.09

Exercisable at December 31, 2009	1,614,879	$19.91
Available for future grants	2,502,827

        The weighted-average remaining contractual term for all options outstanding at December 31, 2009 and 2008 was 2.7 years, and the aggregate intrinsic value was $55.0 million and $38.1 million, respectively. The weighted-average remaining contractual term for options vested and exercisable at December 31, 2009 and 2008 was 1.7 years, and the aggregate intrinsic value was $33.9 million and $23.7 million, respectively. The remaining unrecognized compensation expense related to nonvested awards as of December 31, 2009 is $6.0 million. CH2M HILL expects to recognize this compensation expense over the weighted average remaining recognition period of 1.5 years, subject to forfeitures that may occur during that period.

        CH2M HILL received $3.9 million, $3.5 million and $2.9 million from options exercised during the years ended December 31, 2009, 2008 and 2007, respectively. CH2M HILL's stock option plans also allow participants to satisfy the exercise price by tendering shares of company stock that have been owned by the participants for at least six months. The intrinsic value associated with exercises was $11.8 million, $13.1 million and $8.7 million during the years ended December 31, 2009, 2008 and 2007, respectively.

        CH2M HILL measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee benefit plans (Continued)

years ended December 31, 2009 and 2008 was $5.58 and $5.90, respectively. The following assumptions were used in determining the fair value of options granted during 2009 and 2008:

	2009	2008
Risk-free interest rate	1.86%	2.97%
Expected dividend yield	0.00%	0.00%
Expected option life	4.23 Years	4.25 Years
Expected stock price volatility	15.11%	15.82%

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

        The total compensation expense recognized for stock options granted for the years ended December 31, 2009, 2008 and 2007 was $4.7 million, $4.1 million and $2.2 million, respectively.

  Payroll Deduction Stock Purchase Plan

        In November 1999, CH2M HILL established the Payroll Deduction Stock Purchase Plan (PDSPP) which provides for the purchase of common stock at 90% of the market value as of the date of purchase through payroll deductions by participating employees. Eligible employees may purchase common stock totaling up to 15% of an employee's compensation through payroll deductions. An employee cannot purchase more than $25,000 of common stock under the PDSPP in any calendar year. The PDSPP is intended to qualify under Section 423 of the Internal Revenue Code (IRC). The PDSPP is not intended to qualify under Section 401(a) of the IRC and is not subject to ERISA. Our PDSPP is non-compensatory since the plan is available to all shareholders and incorporates no option features such as a look-back period. Accordingly, no compensation expense is recognized in the financial statements for the PDSPP. During the years ended December 31, 2009, 2008 and 2007, a total of 688,776 shares, 784,125 shares and 667,407 shares, respectively, were issued under the PDSPP, for total proceeds of $21.5 million, $21.7 million and $13.5 million, respectively.

  Phantom Stock Plan

        In January 2000, CH2M HILL established the Phantom Stock Plan, which provides eligible individuals with added incentives to continue in the long-term service of CH2M HILL. Eligible individuals are generally individuals who are not residents of the U.S. Phantom stock grants are 100% vested on the grant date and may be redeemed after six months from the grant date. The value of phantom stock is equal to the market value of CH2M HILL's common stock. All amounts granted under the Phantom Stock Plan are payable in cash only and are generally granted in connection with the short and long term incentive plans. Compensation expense under this plan is based on the value of the units on the date of grant.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee benefit plans (Continued)

        During the years ended December 31, 2009, 2008 and 2007, a total of 1,504, 2,050 and 3,619 phantom stock units, respectively, were granted under the Phantom Stock Plan. The fair values of the units granted under the Phantom Stock Plan during 2009, 2008 and 2007 were $31.10, $30.32 and $19.63, respectively. Compensation expense related to the Phantom Stock Plan during 2009, 2008 and 2007 was $0.4 million, $0.3 million, and $0.8 million, respectively.

        The following table summarizes the activity relating to the Phantom Stock Plan during 2009:

Number of Units
Balance at December 31, 2008	60,969
Granted	1,504
Exercised	(29,558)
Cancelled	(406)

Balance at December 31, 2009	32,509

  Stock Appreciation Rights Plan

        In February 1999, CH2M HILL established the Stock Appreciation Rights (SARs) Plan. Eligible individuals are generally individuals who are not residents of the U.S. SARs are granted at an exercise price equal to the market value of CH2M HILL's common stock and generally become exercisable 25%, 25% and 50% after one, two and three years, respectively, and have a term of five years from the date of the grant. All amounts granted under the SARs Plan are payable in cash only. Compensation expense under this plan is based on the vesting provisions and the market value of CH2M HILL's common stock.

        Compensation expense related to the SARs Plan amounted to $0.4 million, $0.4 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The following table summarizes the activity relating to the SARs Plan during 2009:

	Number of Rights	Weighted Average Exercise Price
Balance at December 31, 2008	80,353	$17.25
Granted	4,880	$35.72
Exercised	(42,448)	$13.78
Cancelled	(3,455)	$23.56

Balance at December 31, 2009	39,330	$22.71

  Incentive Plans

        In January 2000, CH2M HILL established the Short Term Incentive Plan (STIP) to aid in the motivation, recruitment, retention and reward of employees. Management determines which employees, directors, and eligible consultants participate in the STIP. During the years ended December 31, 2009, 2008 and 2007, a total of 432,093 shares, 604,333 shares and 634,680 shares, respectively, were issued under the STIP. The fair values of the shares issued under the STIP was $31.10, $30.32 and $19.63, for the years ended December 31, 2009, 2008, and 2007, respectively. Compensation expense related to

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee benefit plans (Continued)

common stock awards under the STIP amounted to $14.4 million, $11.2 million and $18.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        In January 1999, CH2M HILL established the Long Term Incentive Plan (LTIP) to reward certain executives, project managers, and technologists for the creation of value in the organization through the achievement of specific long-term (3 year) goals of earnings growth and strategic initiatives. The Board of Directors of CH2M HILL determines which employees are eligible to participate in the LTIP in any program year and a new plan is established each year. During the years ended December 31, 2009, 2008 and 2007, a total of 323,474 shares, 262,837 shares and 364,825 shares, respectively, were issued under the LTIP at a fair value of $31.10, $30.32 and $19.63 per share, respectively. Compensation expense related to common stock awards under the LTIP amounted to $13.3 million, $11.8 million and $11.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

  Restricted Stock Plan

        In January 2000, CH2M HILL established the Restricted Stock Plan which provides eligible individuals with added incentives to continue in the long-term service of CH2M HILL. The awards are made for no consideration and vest over various periods, but are considered outstanding at the time of grant. During the years ended December 31, 2009, 2008 and 2007, a total of 111,246 shares, 70,405 shares and 263,942 shares, respectively, were granted under the Restricted Stock Plan.

        CH2M HILL recognizes compensation costs, net of estimated forfeitures, over the vesting term based on the fair value of the restricted stock at the date of grant. The amount of compensation expense recognized under the Restricted Stock Plan was $2.9 million, $3.8 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. In determining the amount of compensation expense, CH2M HILL has estimated that forfeitures of restricted stock shares will be less than 10% of total restricted stock shares outstanding based upon prior experience. As of December 31, 2009, there was $4.2 million of unrecognized compensation costs related to non-vested restricted stock grants. The cost is expected to be recognized over a weighted average period of 2.86 years.

        The following table summarizes the activity relating to the Restricted Stock Plan during 2009:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2008	537,781	$21.16
Granted	111,246	$33.76
Vested	(133,275)	$20.98
Cancelled and expired	(55,547)	$20.85

Balance at December 31, 2009	460,205	$24.29

        The weighted-average fair values of the shares granted under the Restricted Stock Plan during 2009, 2008 and 2007 were $33.76, $30.71 and $22.72, respectively.

(15) Employee retirement plans

  Retirement and Tax-Deferred Savings Plan

        The Retirement and Tax-Deferred Savings Plan (401(k) Plan) is a profit sharing plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee retirement plans (Continued)

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

        The 401(k) Plan allows for matching contributions to be made in both cash and stock. Matching contributions may be made in an amount that is based on a percentage of the employee's contributions for the calendar quarter up to 4% of the employee's base compensation. Participants of the 401(k) Plan are, at all times, 100% vested in the employee contribution account. Employer contributions allocated to a participant's account generally vest over six years of completed service. Expenses related to matching contributions for the 401(k) Plan for 2009, 2008 and 2007 were $25.4 million, $25.9 million and $22.6 million, respectively. In addition, expenses related to defined contributions made in common stock for the 401(k) Plan for 2009, 2008 and 2007 were $12.7 million, $14.9 million and $12.1 million, respectively.

  Pension and Other Postretirement Benefits

        CH2M HILL has three noncontributory defined benefit pension plans. Plan benefits in two of the plans were frozen while one plan remains active. Benefits are based on years of service and compensation during the span of employment.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee retirement plans (Continued)

        CH2M HILL sponsors a medical benefit plan for retired employees of certain subsidiaries. The plan is contributory, and retiree premiums are based on years of service at retirement. The benefits contain limitations and a cap on future cost increases. CH2M HILL funds postretirement medical benefits on a pay-as-you-go basis. Effective December 31, 2009, the plan was modified impacting the eligibility criteria, the cost, and the events of termination regarding the retiree medical coverage.

        CH2M HILL is required to (i) recognize the funded status of the defined benefit pension and other postretirement plans on the consolidated balance sheet, (ii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost and (iii) measure defined benefit plan assets and obligations as of the date of the statement of financial position. In 2008, CH2M HILL changed its measurement date from October 31 to December 31. The impact of the change in the measurement date was not significant and proportionately allocated to current period benefit cost and accumulated other comprehensive loss.

        CH2M HILL expects to make contributions of $8.1 million to the pension plans in 2010. The pension, non-qualified pension and post-retirement healthcare benefit payments, including expected future services, are expected to be paid from plan assets and operating cash flow as follows:

($ in thousands)	Pension Plans	Non-Qualified Pension Plans	Post-Retirement Benefit Plans
2010	$6,988	$90	$1,235
2011	7,497	86	1,391
2012	8,393	81	1,594
2013	9,197	76	1,786
2014	10,049	71	2,003
2015-2019	64,272	283	13,323

	$106,396	$687	$21,332

  Benefit Expense

        The measurement dates used to determine pension, non-qualified pension and other post-retirement benefits for the plans are December 31, 2009 and 2008, and October 31 for 2007. The actuarial assumptions used to compute the net pension benefit expense, non-qualified pension benefit

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee retirement plans (Continued)

expense and post-retirement benefit expense are based upon information available as of the beginning of the year, as presented in the following table.

	Pension Plans			Non-Qualified Pension Plans			Post-Retirement Benefit Plans
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Actuarial assumptions at beginning of year:
Discount rate	6.25%	6.25%	5.80%	6.25%	6.25%	5.80%	6.25%	6.25%	5.80%
Rate of compensation increase	4.00%	4.00%	4.00%	na	na	na	na	na	na
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	na	na	na	na	na	na
Initial healthcare costs trend rate	na	na	na	na	na	na	5.99%	6.51%	6.51%
Ultimate healthcare cost trend rate	na	na	na	na	na	na	4.50%	4.50%	4.50%
Year ultimate trend rate is reached	na	na	na	na	na	na	2011	2011	2011

na—not applicable

        The components of the pension benefit expense, non-qualified pension benefit expense and post-retirement benefit expense for the years ended December 31 are detailed below:

	Pension Plans			Non-Qualified Pension Plans			Post-Retirement Benefit Plans
($ in thousands)	2009	2008	2007	2009	2008	2007	2009	2008	2007
Service costs	$4,691	$4,229	$4,267	—	$168	$275	$3,327	$3,510	$2,988
Interest costs	9,870	9,213	8,649	38	324	325	2,181	2,655	2,005
Expected return on plan assets	(8,262)	(11,550)	(9,866)	—	—	—	—	—	—
Amortization of transition (asset)/obligation	—	(2)	(9)	—	—	—	349	349	299
Amortization of prior service costs	87	87	87	—	297	297	387	394	541
Recognized gain due to curtailments	—	—	—	—	—	—	(1,052)	—	—
Recognized net actuarial loss (gain)	4,382	91	1,674	3	6	100	(1)	203	209

Net expense included in current income	$10,768	$2,068	$4,802	$41	$795	$997	$5,191	$7,111	$6,042

        The gain recognized in 2009 due to the curtailment in the post-retirement benefit plans represent a decrease in the accrued benefit obligation of $2,771, accelerated recognition of previously unrecognized loss of $188, and accelerated recognition of previously unrecognized prior service cost of $1,531.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee retirement plans (Continued)

  Benefit Obligations

        The actuarial assumptions used to compute the benefit obligations for the plans which are based upon information available as of December 31 are:

	Pension Plans		Non-Qualified Pension Plans		Post-Retirement Benefit Plans
	2009	2008	2009	2008	2009	2008
Actuarial assumptions at end of year:
Discount rate	5.90%	6.25%	5.90%	6.25%	5.90%	6.25%
Rate of compensation increase	4.00%	4.00%	na	na	na	na
Initial healthcare cost trend rate	na	na	na	na	5.99%	6.51%
Ultimate healthcare cost trend rate	na	na	na	na	4.50%	4.50%
Year ultimate trend rate is reached	na	na	na	na	2011	2011

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

        The following table summarizes the change in benefit obligation for the pension, non-qualified pension and post-retirement benefit plans and change in plan assets for the pension plans for the years ended December 31:

	Pension Plans		Non-Qualified Pension Plans		Post-Retirement Benefit Plans
($ in thousands)	2009	2008	2009	2008	2009	2008
Benefit obligation accrued at beginning of year	$161,072	$150,263	$655	$5,305	$41,901	$36,838
Service cost	4,691	4,229	—	168	3,327	3,514
Interest cost	9,870	9,213	38	330	2,181	2,658
Plan contributions	—	—	—	—	2,452	2,527
Actuarial loss (gain)	14,984	3,788	49	1,564	(3,226)	273
Curtailments	—	—	—	—	(2,771)	—
Benefits paid	(5,901)	(6,421)	(91)	(953)	(3,583)	(3,909)

Benefit obligation at end of year	$184,716	$161,072	$651	$6,414	$40,281	$41,901

Fair value of plan assets at beginning of year	$105,457	$146,395	—	—	—	—
Actual gain (loss) on plan assets	21,617	(37,329)	—	—	—	—
Employer & employee contributions	1,415	2,812	—	—	—	—
Benefits paid	(5,901)	(6,421)	—	—	—	—

Fair value of plan assets at end of year	$122,588	$105,457	—	—	—	—

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee retirement plans (Continued)

        The weighted-average asset allocations for the benefit plans as of December 31, 2009 and 2008 by asset category are as follows:

	Pension Plans
	2009	2008
Equity	52%	49%
Debt	47%	50%
Real estate	0%	0%
Other	1%	1%

Total	100%	100%

        The investment philosophy for the pension plans is based on a balanced asset approach allocated primarily between equity securities and debt securities. At December 31, 2009, the equity security holdings were distributed in large and small cap index funds and an international fund. The debt securities consist of two fixed income funds. CH2M HILL uses long-term historical actual return experience with consideration of the expected investment mix of the plans' assets, as well as future estimates of long-term investment returns to develop its expected rate of return assumption used in calculating the net periodic pension cost.

        The following table summarizes the effect of a 1% change in the health care cost trend rate (HCCTR) on the postretirement obligation and costs:

($ in thousands)	2009	2008
Effect of 1% increase in HCCTR as of December 31 on:
Postretirement benefit obligation	$111	$580
Total of service and interest cost components	30	112
Effect of 1% decrease in HCCTR for the year ended December 31 on:
Postretirement benefit obligation	(155)	(378)
Total of service and interest cost components	(45)	(85)

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee retirement plans (Continued)

  Funded Status

        The following table presents the funded status of the pension, non-qualified pension and post-retirement benefit plans at December 31, 2009:

($ in thousands)	Pension Plans	Non-Qualified Pension Plans	Post-Retirement Benefit Plans
Projected benefit obligation	$184,716	$651	$—
Accumulated benefit obligation	—	—	40,281
Fair value of plan assets	122,588	—	—

Underfunded status	$(62,128)	$(651)	$(40,281)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$60,571	$140	$3,552
Net prior service cost	256	—	992
Transition obligation	—	—	798

Total	$60,827	$140	$5,342

Amounts to be recognized in 2010 as a component of net periodic cost:
Net actuarial loss	$4,058	$9	$(3)
Transition obligation	—	—	349
Net prior service cost	92	—	350

Total	$4,150	$9	$696

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee retirement plans (Continued)

        The following table presents the funded status of the pension, non-qualified pension and post-retirement benefit plans at December 31, 2008:

($ in thousands)	Pension Plans	Non-Qualified Pension Plans	Post-Retirement Benefit Plans
Projected benefit obligation	$161,072	$6,414	$—
Accumulated benefit obligation	—	—	41,901
Fair value of plan assets	105,457	—	—

Underfunded status	$(55,615)	$(6,414)	$(41,901)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$63,324	$1,678	$6,586
Net prior service cost	343	712	3,289
Transition obligation	—	—	1,147

Total	$63,667	$2,390	$11,022

Amounts to be recognized in 2009 as a component of net periodic cost:
Net actuarial loss	$4,382	$171	$185
Transition obligation	—	—	299
Net prior service cost	87	297	336

Total	$4,469	$468	$820

Benefit Plan Assets

        CH2M HILL utilizes various investment securities, including U.S. government securities, corporate debt instruments and mutual funds. Investment securities, in general, are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and such changes could materially affect the funded status of the plans.

        Additionally, certain mutual funds invest in the securities of foreign companies, which involve special risks and considerations not typically associated with investing in U.S. companies. These risks include devaluation of currencies, less reliable information about issuers, different securities transaction clearance and settlement practices, and possible adverse political and economic developments. Moreover, securities of many foreign companies and their markets may be less liquid and their prices more volatile than those of securities of comparable U.S. companies.

        Plan contributions are made and the actuarial present value of accumulated plan benefits are reported based on certain assumptions pertaining to interest rates, inflation rates, and employee demographics, all of which are subject to change. Due to uncertainties inherent in the estimations and assumptions process, it is at least reasonably possible that changes in these estimates and assumptions in the near term could be material to the amounts reported.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee retirement plans (Continued)

        Plan assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth, by level, within the fair value hierarchy a summary of the pension plans' investments measured at fair value on a recurring basis at December 31, 2009.

	Investment Assets at Fair Value as of December 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total
Common/collective trust & wrap contracts	$—	$42,178	$—	$42,178
Mutual funds	80,410	—	—	80,410

Total investment assets at fair value	$80,410	$42,178	$—	$122,588

(16) Segment information

        CH2M HILL provides services to clients through three operating segments: Government, Environment and Nuclear, Facilities and Infrastructure, and Energy. The structure is intended to provide for better decision making on an enterprise-wide basis. Our Government, Environmental and Nuclear segment generally provides a comprehensive range of services to U.S. Federal government as well as services to international governments and industry. Our Facilities and Infrastructure segment generally provides a comprehensive range of services to various industry segments, and state, local and provincial governments. Our Energy segment generally provides a comprehensive range of services to private sector clients.

        CH2M HILL evaluates performance based on several factors, of which the primary financial measure is operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. CH2M HILL uses operating income as its measurement of segment profit. Unallocated corporate expenses are included in "other" in the table below.

        Certain financial information for each segment is provided below (in thousands):

2009	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$1,939,188	$1,947,359	$1,612,771	$—	$5,499,318
Equity in earnings of joint ventures and affiliated companies	44,781	18,557	2,201	—	65,539
Depreciation and amortization	5,684	9,875	65,330	—	80,889
Operating income (loss)	135,960	71,010	14,589	(47,028)	174,531
Segment assets	804,885	791,915	351,222	—	1,948,022

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Segment information (Continued)

2008	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$1,668,865	$1,986,615	$1,934,426	$—	$5,589,906
Equity in earnings of joint ventures and affiliated companies	41,323	(12,136)	5,045	—	34,232
Depreciation and amortization	5,685	8,791	77,546	—	92,022
Operating income (loss)	80,596	31,953	50,866	(74,240)	89,175
Segment assets	759,310	797,145	415,386	—	1,971,841

2007	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$1,394,287	$2,071,549	$910,402	$—	$4,376,238
Equity in earnings of joint ventures and affiliated companies	29,972	13,136	1,076	—	44,184
Depreciation and amortization	4,210	6,856	24,053	—	35,119
Operating income (loss)	60,184	50,163	8,905	(42,031)	77,221
Segment assets	632,048	802,968	474,930	—	1,909,946

        During 2009, revenue in the GEN segment increased substantially due to higher volume of work supporting Hurricane Ike recovery. The increase in revenue for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to an increase in work performed by our environmental service business and our government facilities and infrastructure business. The equity in earnings in our GEN segment has increased year over year due to favorable results related to the London 2012 Olympic Delivery Authority Project. During 2008, a significant loss was recognized in the Facilities and Infrastructure operating segment on a transportation project held within one of our joint ventures. In September and October of 2007, CH2M HILL acquired VECO and Trigon, respectively, and as a result, revenue and depreciation and amortization reported by the Energy segment increased substantially in 2008. Revenue in the Energy segment decreased for the year ended December 31, 2009 compared to the same period in the prior year due to a slow down in economic activity and a decrease in oil and gas prices.

        CH2M HILL derived approximately 35%, 26% and 28% of its total revenues from contracts with the U.S. federal government in 2009, 2008 and 2007, respectively.

        Although CH2M HILL provides services in numerous countries, no single country outside of the U.S. accounted for a significant portion of the total consolidated revenue. Total U.S. and international revenue for the years ended December 31 were as follows:

($ in thousands)	2009	2008	2007
U.S.	$4,525,613	$4,584,498	$3,718,489
International	973,705	1,005,408	657,749

Total	$5,499,318	$5,589,906	$4,376,238

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

        Commercial commitments outstanding as of December 31, 2009 are summarized below:

	Amount of Commitment Expiration Per Period
($ in thousands)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed
Letters of credit	$58,314	$20,114	$—	$—	$78,428
Surety and bid bonds	1,071,760	367,214	—	—	$1,438,974

Total	$1,130,074	$387,328	$—	$—	$1,517,402

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Quarterly financial information (unaudited)

        CH2M HILL's quarterly financial information for the years ended December 31, 2009 and 2008 is as follows:

(In thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the Year Ended
2009
Revenue	$1,334,083	$1,373,594	$1,441,281	$1,350,360	$5,499,318
Operating income	21,339	31,311	82,098	39,783	174,531
Net income attributable to CH2M HILL	8,329	15,585	58,267	21,561	103,742
Net income per common share
Basic	$0.26	$0.49	$1.82	$0.68	$3.25
Diluted	$0.26	$0.48	$1.78	$0.66	$3.18
2008
Revenue	$1,254,653	$1,339,640	$1,446,979	$1,548,634	$5,589,906
Operating income	12,721	14,491	24,342	37,621	89,175
Net income	5,832	2,925	9,910	13,389	32,056
Net income per common share
Basic	$0.17	$0.09	$0.29	$0.40	$0.96
Diluted	$0.17	$0.08	$0.29	$0.40	$0.93

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, Douglas County, State of Colorado, on February 25, 2010.

CH2M HILL COMPANIES, LTD.
By:	/s/ M. CATHERINE SANTEE M. Catherine Santee Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated, through their attorney-in-fact as appointed in the power of attorney of February 13, 2010 included as Exhibit 24.1 filed herewith.

Signature	Title	Date

/s/ LEE A. MCINTIRE Lee A. McIntire	Chief Executive Officer (Principal Executive Officer)	February 25, 2010
/s/ M. CATHERINE SANTEE M. Catherine Santee	Chief Financial Officer (Principal Financial Officer)	February 25, 2010
/s/ JOANN SHEA JoAnn Shea	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2010
* Robert W. Bailey	Director	February 25, 2010
* Robert G. Card	Director	February 25, 2010
* William T. Dehn	Director	February 25, 2010
* Jerry D. Geist	Director	February 25, 2010
* Garry M. Higdem	Director	February 25, 2010
* Chad O. Holliday	Director	February 25, 2010
* David B. Price	Director	February 25, 2010
* Jacqueline C. Rast	Director	February 25, 2010
* Michael A. Szomjassy	Director	February 25, 2010

Signature	Title	Date

* Nancy R. Tuor	Director	February 25, 2010
* Barry L. Williams	Director	February 25, 2010

*By:	/s/ M. CATHERINE SANTEE M. Catherine Santee, as attorney-in-fact