Form 10-Q
period 2010-03-31
CH2M HILL COMPANIES LTD
filed 2010-05-05
CIK 777491

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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

        The number of shares outstanding of the registrant's common stock as of April 30, 2010 was 31,843,622.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$170,583	$169,717
Available-for-sale securities	2,237	1,966
Receivables, net—
Client accounts	544,043	611,634
Unbilled revenue	379,518	416,927
Other	26,412	20,882
Deferred income taxes	49,978	47,964
Prepaid expenses and other current assets	54,334	64,510

Total current assets	1,227,105	1,333,600
Investments in unconsolidated affiliates	67,787	78,053
Property, plant and equipment, net	188,517	197,152
Goodwill	130,354	130,354
Intangible assets, net	58,708	61,275
Deferred income taxes	113,130	109,438
Employee benefit plan assets and other	39,560	38,150

Total assets	$1,825,161	$1,948,022

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$14,412	$14,396
Accounts payable and accrued subcontractor costs	335,203	407,222
Billings in excess of revenue	272,043	292,280
Accrued payroll and employee related liabilities	231,970	259,798
Other accrued liabilities	149,020	134,763

Total current liabilities	1,002,648	1,108,459
Long-term employee related liabilities and other	264,482	276,811
Long-term debt	34,390	37,943

Total liabilities	1,301,520	1,423,213
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,645,507 and 31,373,955 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	316	314
Additional paid-in capital	—	12,803
Retained earnings	541,624	531,796
Accumulated other comprehensive loss	(32,924)	(32,743)

Total CH2M HILL common shareholders' equity	509,016	512,170
Noncontrolling interests	14,625	12,639

Total equity	523,641	524,809

Total liabilities and shareholders' equity	$1,825,161	$1,948,022

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
Gross revenue	$1,235,579	$1,334,083
Equity in earnings of joint ventures and affiliated companies	14,376	10,868
Operating expenses:
Direct cost of services and overhead	(1,002,955)	(1,068,867)
General and administrative	(220,141)	(254,745)

Operating income	26,859	21,339
Interest income (expense):
Interest income and other	238	196
Interest expense	(1,353)	(2,198)

Income before provision for income taxes	25,744	19,337
Provision for income taxes	(6,136)	(5,489)

Net income	19,608	13,848
Less: Net income attributable to noncontrolling interests	(5,276)	(5,519)

Net income attributable to CH2M HILL	$14,332	$8,329

Net income attributable to CH2M HILL per common share:
Basic	$0.45	$0.26

Diluted	$0.44	$0.26

Weighted average number of common shares:
Basic	31,544,626	31,701,935

Diluted	32,305,524	32,395,705

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$19,608	$13,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,169	22,163
Stock-based employee compensation expense	16,484	9,135
Loss on disposal of property, plant and equipment	386	264
Allowance for uncollectible accounts	597	4,866
Deferred income taxes	(5,812)	(5,655)
Undistributed earnings from unconsolidated affiliates	(14,376)	(10,867)
Distributions of income from unconsolidated affiliates	21,417	9,163
Change in assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	98,022	120,658
Prepaid expenses and other	8,674	(15,967)
Accounts payable and accrued subcontractor costs	(87,610)	(72,878)
Billings in excess of revenue	(26,733)	(11,802)
Employee related liabilities	(27,798)	(39,855)
Other accrued liabilities	13,919	793
Long term employee related liabilities and other	(12,330)	32,708

Net cash provided by operating activities	20,617	56,574
Cash flows from investing activities:
Capital expenditures	(4,609)	(5,525)
Investments in unconsolidated affiliates	(11,373)	(18,283)
Distributions of capital from unconsolidated affiliates	8,967	8,147
Cash increase from consolidation of variable interest entity	30,620	—
Proceeds from sale of property, plant and equipment	39	47

Net cash provided by (used in) investing activities	23,644	(15,614)
Cash flows from financing activities:
Borrowings on long-term debt	76	251,800
Payments on line of credit and long-term debt	(3,588)	(264,412)
Repurchases and retirements of stock	(36,325)	(26,187)
Excess tax benefits from stock-based compensation	2,505	3,050
Net (distributions to) contributions from noncontrolling interests	(7,429)	652

Net cash used in financing activities	(44,761)	(35,097)
Effect of exchange rates on cash	1,366	(8,531)

Increase (decrease) in cash and cash equivalents	866	(2,668)
Cash and cash equivalents, beginning of period	169,717	114,282

Cash and cash equivalents, end of period	$170,583	$111,614

Supplemental disclosures:
Cash paid for interest	$2,021	$2,944
Net cash paid for income taxes	$10,691	$3,778

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Business

        CH2M HILL Companies, Ltd. and subsidiaries (CH2M HILL) is a project delivery firm that was founded in 1946. CH2M HILL provides engineering, consulting, design, construction, procurement, operations and maintenance, and program management services to U.S. and other national federal, state, municipal and local government entities, as well as private industry. CH2M HILL is an employee-owned Oregon corporation. A substantial portion of CH2M HILL's revenue arises from projects that are funded directly or indirectly by government entities.

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

        In the opinion of CH2M HILL's management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in CH2M HILL's Annual Report on Form 10-K for the year ended December 31, 2009. In the following text, the terms "we," "our," "our company," and "us" may refer to CH2M HILL.

Revenue Recognition

        CH2M HILL earns its revenue from different types of contracts, including cost-plus, fixed-price and time-and-materials. CH2M HILL evaluates each contractual arrangement to determine how to recognize revenue. CH2M HILL primarily performs engineering and construction related services and recognizes revenue for these contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts. In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, and achievement of contract performance standards.

        Change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and can be estimated. Management evaluates when a

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shareholders' Equity

        The changes in shareholders' equity for the three months ended March 31, 2010 are as follows (in thousands):

	Shares	Amount
Shareholders' equity, December 31, 2009	31,374	$524,809
Net income attributable to CH2M HILL	—	14,332
Shares issued and to be issued in connection with stock-based compensation and employee benefit plans	1,047	14,527
Shares and share equivalents purchased, retired and cancelled	(776)	(31,832)
Effect of consolidation of variable interest entity	—	4,097
Other comprehensive loss	—	(139)
Net income from noncontrolling interests	—	5,276
Net distributions from noncontrolling interests		(7,429)

Shareholders' equity, March 31, 2010	31,645	$523,641

Stock-Based Compensation Plans

        CH2M HILL measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three months ended March 31, 2010 was $6.90, compared to $4.61 for the same period in the prior year.

        CH2M HILL estimates the expected term of options granted based on historical experience of employee exercise behavior. CH2M HILL estimates the volatility of its common stock by using a weighted-average of historical volatility over the same period as the expected term of the option. CH2M HILL uses the Treasury Yield Curve rates for the risk-free interest rate in the option valuation model with maturities similar to the expected term of the options. CH2M HILL does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. CH2M HILL is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. CH2M HILL uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service period of the awards.

        The total compensation expense recognized for stock options during the three months ended March 31, 2010 and 2009 was $1.3 million and $1.1 million, respectively.

Recently Adopted Accounting Standards

        On January 1, 2009, CH2M HILL adopted Accounting Standards Codification (ASC) 810-10, Consolidations, related to accounting for noncontrolling interests in consolidated financial statements. Noncontrolling interests are defined as the portion of equity (net assets) in a subsidiary not

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

attributable, directly or indirectly, to a parent. ASC 810-10 establishes accounting and reporting standards for noncontrolling interests, the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810-10 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. CH2M HILL adopted the accounting provisions of ASC 810-10 on a prospective basis as of the beginning of our 2009 fiscal year. The presentation and disclosure requirements of ASC 810-10 were adopted on a retrospective basis, and resulted in a reclassification of $2.5 million of minority interests to noncontrolling interests at December 31, 2008.

        In June 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, revising the existing guidance on the consolidation and disclosures of variable interest entities (VIEs) which was codified in ASC 810-10. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The guidance also requires additional disclosures about a company's involvement with VIEs and requires us to continually assess any significant changes in risk exposure as well as our assessment of the primary beneficiary of the entity. ASC 810-10 is effective for CH2M HILL beginning January 1, 2010. For further discussion of the effect of the adoption, see Note 5.

        In May 2009, the FASB issued authoritative guidance on subsequent events, which was codified in ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. CH2M HILL adopted these provisions of ASC 855 on June 30, 2009. On February 24, 2010, the FASB updated the guidance to address certain implementation issues related to an entity's requirement to perform and disclose subsequent event procedures. Effective upon its issuance, the update exempts SEC filers from disclosing the date through which subsequent events have been evaluated. As the update affected disclosure only, the adoption of the update did not have an impact on CH2M HILL's Consolidated Financial Statements.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires expanded fair value disclosures about transfers into and out of Levels 1 and 2 fair value measurements and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for CH2M HILL beginning January 1, 2010. The adoption of this accounting standard update did not have a material impact on CH2M HILL's financial position, results of operations, cash flows and disclosures.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(2) SEGMENT INFORMATION

        Certain financial information relating to the three months ended March 31, 2010 and 2009 for each segment is provided below (in thousands):

Three Months Ended March 31, 2010	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$475,225	$485,486	$274,868	$—	$1,235,579
Equity in earnings of joint ventures and affiliated companies	13,036	902	438	—	14,376
Operating income (loss)	20,640	18,347	(7,885)	(4,243)	26,859

Three Months Ended March 31, 2009	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$419,904	$482,735	$431,444	$—	$1,334,083
Equity in earnings of joint ventures and affiliated companies	7,216	2,718	934	—	10,868
Operating income (loss)	14,457	9,970	8,122	(11,210)	21,339

        The increase in the Government, Environment and Nuclear segment revenue is attributable to work performed under the American Recovery and Reinvestment Act. The increase in equity earnings of joint ventures and affiliated companies is primarily attributable to the results of our performance related to a joint venture in the United Kingdom.

        The increase in the Facilities and Infrastructure segment operating income is primarily due to an increase in the volume of our North American design-build business and the successful implementation of overhead cost controls.

        The decrease in the Energy segment revenue and operating income is primarily due to the effects of project delays and cancellations driven by constrained capital spending and sustained difficult economic conditions.

        Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax, and general business development efforts. The decrease of corporate expenses is due to restructuring costs incurred during the first quarter of 2009, as well as our successful cost reduction efforts.

(3) COMPREHENSIVE INCOME

        Comprehensive income includes foreign currency translation adjustments, benefit plan adjustments, and unrealized gains/losses on equity investments that have been reflected as a component of shareholders' equity and have not impacted net income. The following table summarizes the

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(3) COMPREHENSIVE INCOME (Continued)

components of comprehensive income for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income attributable to CH2M HILL	$14,332	$8,329
Other comprehensive income attributable to CH2M HILL:
Foreign currency translation adjustments	(350)	(6,810)
Unrealized gain (loss) on equity investments and other, net of tax	168	(90)

Comprehensive income attributable to CH2M HILL	$14,150	$1,429

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

        The following table is a reconciliation of basic and diluted EPS for the three months ended March 31, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income attributable to CH2M HILL	$14,332	$8,329

Denominator:
Basic income per share—weighted average shares outstanding	31,545	31,702
Dilutive effect of common stock equivalents	761	694

Diluted income per share—adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	32,306	32,396

Basic net income attributable to CH2M HILL per common share	$0.45	$0.26

Diluted net income attributable to CH2M HILL per common share	$0.44	$0.26

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(5) EQUITY METHOD INVESTMENTS AND VARIABLE INTEREST ENTITIES

        CH2M HILL routinely enters into teaming arrangements to service the needs of its clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. The arrangements facilitate the completion of contracts that are jointly owned with CH2M HILL's partners. These arrangements are formed to leverage the skills of the respective partners and include consulting, construction, design, project management and operations and maintenance contracts. CH2M HILL's risk of loss on these arrangements is usually shared with CH2M HILL's partner. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project.

        As required by ASC 810-10, CH2M HILL performs a qualitative assessment to determine whether CH2M HILL is the primary beneficiary once an entity is identified as a VIE. A qualitative assessment begins with an understanding of nature of the risks in the entity as well as the nature of the entity's activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities is made. Most of the VIEs with which we are involved have relatively few variable interests and are primarily related to our equity investment, subordinated financial support, and subcontracting arrangements. CH2M HILL consolidates those VIE's in which it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE.

        Upon adoption of ASC 810-10, CH2M HILL consolidated a VIE that was previously unconsolidated. It was determined that CH2M HILL is the primary beneficiary due to the ability to control the activities that most significantly impact the economic performance of the entity. The variable interest entity, in which CH2M HILL has a 50% ownership interest, was previously not consolidated because no party absorbed the majority of the expected losses which was the determining factor under the superseded standard. Upon consolidation of this joint venture, consolidated current assets increased by $30.6 primarily related to cash and equivalents, and current liabilities increased by $22.4 million primarily related to accounts payable, accrued subcontractor costs and billings in excess of revenue.

        As of March 31, 2010, total assets of VIE's that were consolidated were $123.4 million and total liabilities were $79.9 million.

        As of March 31, 2010 and December 31, 2009, CH2M HILL recorded investments in unconsolidated affiliates of $67.8 million and $78.0 million, respectively. CH2M HILL's proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus those entities' undistributed earnings. CH2M HILL provides certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(5) EQUITY METHOD INVESTMENTS AND VARIABLE INTEREST ENTITIES (Continued)

ventures in accordance with the provisions of the agreements. The Company has significant variable interests in entities that are not consolidated.

        As of March 31, 2010, the total assets of VIE's that were not consolidated were $361.8 million and total liabilities were $270.7 million. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

(6) GOODWILL AND INTANGIBLE ASSETS

        Intangible assets with finite lives consist of the following (in thousands):

	Cost	Accumulated Amortization	Net finite-lived intangible assets
March 31, 2010
Contracted backlog	$58,871	$(57,417)	$1,454
Customer relationships	57,922	(20,994)	36,928
Non-compete agreements and other	902	(902)	—

	$117,695	$(79,313)	$38,382

December 31, 2009
Contracted backlog	$58,871	$(56,946)	$1,925
Customer relationships	57,922	(18,926)	38,996
Non-compete agreements and other	902	(874)	28

	$117,695	$(76,746)	$40,949

        Indefinite-lived intangible assets consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Goodwill	$130,354	$130,354
Tradename	20,326	20,326

	$150,680	$150,680

        All finite-lived intangible assets are being amortized over their expected lives up to seven years. The amortization expense reflected in the accompanying consolidated statements of income was $2.6 million and $8.8 million for the three months ended March 31, 2010 and 2009, respectively. These intangible assets are expected to be fully amortized in 2014.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(7) PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Land	$24,428	$23,980
Buildings	79,778	74,816
Furniture, fixtures and equipment	199,488	196,511
Leasehold improvements	60,287	65,023

	363,981	360,330
Less: Accumulated depreciation	(175,464)	(163,178)

Property, plant and equipment, net	$188,517	$197,152

        Depreciation expense reflected in the consolidated statements of income was $13.6 million and $13.4 million for the three months ended March 31, 2010 and 2009, respectively. The majority of depreciation expense relates to property, plant and equipment held in the Energy segment.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

        Cash and cash equivalents, receivables, unbilled revenue, accounts payable and billings in excess of revenue are carried at cost, which approximates fair value due to their short maturities. Fair values of equity investments and short-term investments (available-for-sale securities), where a readily determinable market value exists, have been estimated using Level 1 inputs and are equal to the carrying value. The fair value of long-term debt, including the current portion, is estimated based on Level 2 inputs. Fair value is determined by discounting future cash flows using interest rates available for issues with similar terms and average maturities.

        The estimated fair values of CH2M HILL's financial instruments where carrying values do not approximate fair value are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
($ in thousands)
Mortgage notes payable	$16,323	$13,405	$16,672	$13,627
Equipment financing	32,323	30,880	35,572	33,951
Shareholder notes payable	156	129	95	61

(9) EMPLOYEE BENEFIT PLAN ASSETS

        CH2M HILL has investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair market value using Level 2 inputs. The assets are invested in various exchange traded mutual funds, which are measured using quoted market prices in accessible active markets for identical assets. As of March 31, 2010 and December 31, 2009, the fair market value of these assets were $37.8 million and $36.2 million, respectively.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(10) LINE OF CREDIT AND LONG TERM DEBT

        CH2M HILL is party to a credit agreement which provides for a $500.0 million committed revolving credit facility (RLOC) which expires on August 31, 2012. The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $250.0 million. The credit agreement has been used for general corporate purposes and acquisitions. It also provides that up to $250.0 million is available for the issuance of letters of credit to support various operating activities. At CH2M HILL's option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender's applicable base rate less a discount rate up to 0.25%, based on CH2M HILL's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable, based on CH2M HILL's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of March 31, 2010, CH2M HILL did not have any borrowings outstanding on the RLOC. Additionally, at the end of the current period, issued and outstanding letters of credit of $78.5 million were reserved against the borrowing base of the credit agreement, compared to $78.4 million at December 31, 2009.

        The RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of March 31, 2010, CH2M HILL was in compliance with the covenants required by the credit agreement.

        CH2M HILL's nonrecourse and other long-term debt consists of the following:

($ in thousands)	March 31, 2010	December 31, 2009
Nonrecourse:
Mortgage payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$13,144	$13,379
Mortgage payable in monthly installments to December 2015, secured by real estate. The note bears interest at 6.59%	3,179	3,293

	16,323	16,672
Other:
Equipment financing, due in monthly installments to December 2014, secured by equipment. These notes bear interest ranging from 6.00% to 8.00%	32,323	35,572
Shareholder notes payable	156	95

Total debt	48,802	52,339
Less current portion of debt	14,412	14,396

Total long-term portion of debt	$34,390	$37,943

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

(11) PROVISION FOR INCOME TAXES

        The effective tax rate for the three months ended March 31, 2010 was 30.0% compared to 39.7% for the same period in the prior year. The effective tax rate for the three months ended March 31, 2010 was favorably impacted by tax settlements and the scheduled increase in the Section 199 domestic production deduction. CH2M HILL's effective tax rate continues to be impacted by unrealized foreign net operating losses in selected countries and the disallowed portions of meals and entertainment expenses.

        As of March 31, 2010 and December 31, 2009, we had $28.8 million and $28.2 million, respectively, recorded as a liability for uncertain tax positions. The increase is primarily the result of additional liability related to current year tax expense.

        CH2M HILL recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2010 and December 31, 2009, CH2M HILL had approximately $3.7 million and $4.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

        CH2M HILL files income tax returns in the U.S. federal and various state jurisdictions and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada. With few exceptions, CH2M HILL is no longer subject to income tax examinations by tax authorities for years before 2003.

(12) COMMITMENTS AND CONTINGENCIES

        CH2M HILL is party to various contractual guarantees and legal actions arising in the normal course of business. Because a large portion of CH2M HILL's business comes from federal, state and municipal sources, CH2M HILL's procurement practices at times are also subject to review and occasional investigations by U.S. and state attorneys offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. government contracting. These investigations often take years to complete and many result in no adverse action. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcomes of pending proceedings and legal actions are often difficult to predict, CH2M HILL's management believes that proceedings and legal actions currently pending would not result in material adverse effects even if the final outcome is adverse to CH2M HILL. Many legal claims that are currently pending against CH2M HILL are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover CH2M HILL's liabilities, if any, with regard to such claims. Any amounts that are probable of payment by CH2M HILL are accrued when such amounts are estimable.

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

        The following discussion and information contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import and statements regarding our strategy, financial performance and operations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under Item 1A, Risk Factors (which is expressly incorporated herein by reference) of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 25, 2010. You should review this section in conjunction with our financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Overview

        We are a large professional engineering services firm and are employee-owned. Our business provides engineering, construction, operations, maintenance, major project management and technical services to municipal, state, U.S., federal, other national and provincial governments and private sector clients worldwide. Founded in 1946, we have approximately 23,500 employees.

        We believe we provide our clients with innovative project delivery using cost-effective approaches and advanced technologies. We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, add value to the projects undertaken for clients, or enhance our capital strength. We believe that we are well positioned geographically, technically and financially to compete anywhere in the world in the key markets we have elected to pursue and the clients we serve.

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

        We provide services to our clients through three operating segments—Government, Environment and Nuclear (GEN), Facilities and Infrastructure and Energy—which are aligned with the types of clients we serve. Our GEN segment generally provides a comprehensive range of services to the U.S. federal government and other national governments, and to private sector clients. Our Facilities and Infrastructure segment generally provides a comprehensive range of services to various industry segments, and U.S. and other jurisdictions' state, local and provincial governments. Our Energy segment generally provides a comprehensive range of services to private sector clients.

Results of Operations

Revenue and Operating Income of our Reportable Segments

        The results of operations for the three months ended March 31, 2010 and 2009 by operating segment were as follows (in millions):

Three Months Ended March 31, 2010 and 2009

	2010			2009			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Government, Environment and Nuclear	$475.2	$13.0	$20.6	$419.9	$7.2	$14.4	$55.3	13.2%	$5.8	$6.2	43.1%
Facilities and Infrastructure	485.5	0.9	18.4	482.7	2.8	10.0	2.8	0.6%	(1.9)	8.4	84.0%
Energy	274.9	0.5	(7.9)	431.5	0.9	8.1	(156.6)	(36.3)%	(0.4)	(16.0)	n/a
Other	—	—	(4.2)	—	—	(11.2)	—		—	7.0	62.5%

Total	$1,235.6	$14.4	$26.9	$1,334.1	$10.9	$21.3	$(98.5)	(7.4)%	$3.5	$5.6	26.3%

Government, Environment and Nuclear

        Revenue from our Government, Environment and Nuclear segment increased for the three months ended March 31, 2010, compared to the same period in the prior year by $55.3 million, or 13.2%. The increase in revenue is primarily due to an increased volume of contracts in our Nuclear market under the American Recovery and Reinvestment Act to accelerate environmental cleanups and create jobs. The increase is partially offset by reduced volumes in our domestic and international design-build business due to the effect of the current recession and contracting delays.

        Operating income increased for the three months ended March 31, 2010 compared to the same period in the prior year by $6.2 million or 43.1%. The increase is primarily related to the operating income associated with the increased revenues discussed above, and improved cost management. Additionally, the increase is attributable to the results of our performance related to a joint venture in the United Kingdom.

Facilities and Infrastructure

        Revenue from our Facilities and Infrastructure segment was consistent for the three months ended March 31, 2010, compared to the same period in 2009.

        Operating income increased for the three months ended March 31, 2010, compared to the same period in the prior year by $8.4 million or 84.0%. The increase is primarily attributable to the successful implementation of overhead cost controls.

Energy

        Revenue from our Energy segment decreased by $156.6 million, or 36.3% for the three months ended March 31, 2010, compared to the same period in the prior year. The decrease in revenue is primarily attributable to a decrease in overall activity within the energy and chemicals business due to project delays and cancellations driven by constrained capital spending and sustained difficult economic conditions.

        Operating income significantly decreased for the three months ended March 31, 2010 compared to the same period in the prior year by $16.0 million. The decrease in operating income is attributed to the decrease in overall activity within the energy and chemicals business discussed above. The state of the economy and the overall conditions of the oil and gas industry has negatively impacted the performance of the business.

Other

        Corporate expenses represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax, and general business development efforts. The decrease of $7.0 million for the three months ended March 31, 2010 compared to the same period in the prior year is due to restructuring costs incurred during the first quarter of 2009, as well as our successful cost reduction efforts.

Provision for Income Taxes

        Our effective tax rate for the three months ended March 31, 2010 was 30.0% compared to 39.7% for the same period in the prior year. Our effective tax rate for the three months ended March 31, 2010 was favorably impacted by tax settlements and the scheduled increase in the Section 199 domestic production deduction. CH2M HILL's effective tax rate continues to be impacted by unrealized foreign net operating losses in selected countries and the disallowed portions of meals and entertainment expenses.

        As of March 31, 2010 and December 31, 2009, we had $28.8 million and $28.2 million, respectively, recorded as a liability for uncertain tax positions. The increase is primarily the result of additional liability related to current year tax expense.

        We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2010 and December 31, 2009, we had approximately $3.7 million and $4.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

        We file income tax returns in the U.S. federal and various state jurisdictions and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2003.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash flows from operations, borrowings under our revolving line of credit and other financing arrangements. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and repurchases of stock presented on our internal market.

During the three months ended March 31, 2010, we generated $20.6 million of cash from our operations compared to $56.6 million in the same period last year. The decrease in operating cash flow during the current period was primarily attributable to a decrease in collections on project investment as well as an increase in payments due to the timing of payments on accounts payable that were made at the end of 2009 and January 2010. The decrease in operating cash flow is partially offset by distributions from unconsolidated affiliates as well as a decrease in cash contributions to employee benefit plans.

        We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at March 31, 2010, we have deemed the allowance for doubtful accounts to be adequate; however, economic conditions may adversely impact some of our clients' ability to pay our bills or the timeliness of their payments. Consequently, the timing of the receipt of cash may impact our ability to meet our operating needs.

        Cash generated in investing activities was $23.6 million in the three months ended March 31, 2010 compared to $15.6 million used in investing activities for the same period in 2009. The majority of cash provided by our investing activities relates to the increase of cash upon the consolidation of a variable interest entity as a result of the adoption of ASC 810-10 that resulted in the consolidation of a previously unconsolidated affiliate. This increase in cash was partially offset by cash flows used in our investments in affiliates (net of distributions of capital received) which increased by approximately $7.7 million. We spent $4.6 million and $5.5 million on capital expenditures in the three months ended March 31, 2010 and 2009, respectively. Historically as a professional services organization, we have not had significant outflows of cash for capital expenditures.

        We finance our operations, acquisitions and capital expenditures using a variety of capital vehicles including operating leases, long-term debt and other credit arrangements and from cash flow. Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash we may either choose to finance new opportunities using leverage in the form of our revolving line of credit facility (RLOC), or other debt. In some instances we may use a combination of one or more of these financing mechanisms. The available terms, the length of time we expect to use the asset and the expected residual value of the asset are factors we evaluate in determining the best ways to finance capital expenditures. In most cases, these notes are secured by the assets purchased. Depending on the conditions of these financing arrangements, if we are in default, the lender may have the right to take control of the collateralized assets or require full payment of the outstanding principal balance owed, or both. As of March 31, 2010, our outstanding debt obligations were approximately $48.8 million. The majority of these obligations were assumed in connection with the acquisition of VECO Corp. in the third quarter of 2007.

        We also have a credit agreement which provides for a $500.0 million RLOC that expires on August 31, 2012. The credit agreement includes an option to increase the initial borrowing capacity by up to an additional $250.0 million. The RLOC is used for general corporate purposes and acquisitions. As of March 31, 2010, no amounts were borrowed under the RLOC. The RLOC also provides that up to $250.0 million is available for the issuance of letters of credit to support various operating activities. At our option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender's applicable base rate less a discount rate up to 0.25%, based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable, based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of March 31, 2010, we had issued and outstanding letters of credit of $78.5 million reserved against the RLOC's borrowing base. Based on our total cash and credit capacity at March 31, 2010, we believe we have sufficient resources to fund our operations and repurchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.

If and when we identify potential business acquisition candidates or incur additional capital expenditures, we will determine and put in place the combination of financing options that provides us the most efficient cost of capital.

        Our RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of March 31, 2010, we were in compliance with the covenants required by the credit agreement.

Off-Balance Sheet Arrangements

        We have interests in multiple teaming arrangements, some of which are considered variable interest entities. These entities facilitate the completion of contracts that are jointly owned with our partners. These entities are formed to leverage the skills of the respective partners and include consulting, construction, design, project management and operations and maintenance contracts. Our risk of loss in these arrangements is usually shared with our partners. The liability of each partner usually is joint and several, which means that each joint venture partner may become liable for the entire risk of loss on the project.

        There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the three months ended March 31, 2010, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

Aggregate Contractual Obligations

        We maintain a variety of commercial commitments that provide support for various provisions in engineering and construction contracts. Letters of credit are available to clients in the ordinary course of the contracting business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. We also post surety bonds, which are contractual agreements issued by a surety, for the purpose of guaranteeing our performance on contracts. Bid bonds are also issued by a surety to protect owners against our failure to perform obligations arising from a successful bid. Bid bonds are subject to full or partial forfeiture if we fail to enter into contracts under terms provided on our bids.

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

        The accounting policies that we believe are most critical to the understanding of our financial condition and results of operations and require complex management judgment are summarized below. Further detail and information regarding our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Recently Adopted Accounting Standards

        On January 1, 2009, we adopted ASC 810-10, related to accounting for noncontrolling interests in consolidated financial statements. Noncontrolling interests are defined as the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. ASC 810-10 establishes accounting and reporting standards for noncontrolling interests, the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810-10 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted the accounting provisions of ASC 810-10 on a prospective basis as of the beginning of our 2009 fiscal year. The presentation and disclosure requirements of ASC 810-10 were adopted on a retrospective basis, and resulted in a reclassification of $2.5 million of minority interests to noncontrolling interests at December 31, 2008.

        In June 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, revising the existing guidance on the consolidation and disclosures of variable interest entities which was codified in ASC 810-10. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The guidance also requires additional disclosures about a company's involvement with VIEs and requires us to continually assess any significant changes in risk exposure as well as our assessment of the primary beneficiary of the entity. ASC 810-10 is effective for us beginning January 1, 2010. For further discussion of the effect of the adoption, see Note 5.

        In May 2009, the FASB issued authoritative guidance on subsequent events, which was codified in ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted these provisions of ASC 855 on June 30, 2009. On February 24, 2010, the FASB updated the guidance to address certain implementation issues related to an entity's requirement to perform and disclose subsequent event procedures. Effective upon its issuance, the update exempts SEC filers from disclosing the date through which subsequent events have been evaluated. As the update affected disclosure only, the adoption of the update did not have an impact on our Consolidated Financial Statements.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires expanded fair value disclosures about transfers into and out of Levels 1 and 2 fair value measurements and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for us beginning January 1, 2010. The adoption of this accounting standard update did not have a material impact on our financial position, results of operations, cash flows and disclosures.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

        Foreign currency exchange rates.    We are exposed to foreign currency exchange risks in the normal course of our business operations outside of the United States. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. From time to time we engage in forward foreign exchange contracts to selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures. The objective of our risk management is to protect our cash flows related to sales of services from market fluctuations in current rates. A five percent change in foreign currency rates would not have a significant impact on our financial position, results of operations or cash flows.

        Interest rates.    Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and the holdback contingency balance outstanding related to our acquisition of VECO. As of March 31, 2010, there were no outstanding borrowings on the unsecured revolving credit agreement but there was approximately $47.8 million outstanding on the holdback contingency. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $0.5 million.

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

        There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        The following table covers the purchases of our common shares by CH2M HILL during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January(a)	6,493	$36.07	—	—
February(a)	—	—	—	—
March(b)	764,099	40.52	—	—

Total	770,592	40.48	—	—

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

CH2M HILL Companies, Ltd.
Date: May 4, 2010	/s/ M. CATHERINE SANTEE M. Catherine Santee Chief Financial Officer