Form 10-K/A
period 2009-12-31
CH2M HILL COMPANIES LTD
filed 2010-06-30
CIK 777491

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of February 12, 2010, there were 31,577,522 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

EXPLANATORY NOTE

CH2M HILL Companies Ltd. (the “Registrant”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original Filing”), which was filed with the U.S. Securities and Exchange Commission on February 25, 2010.

This Amendment is being filed because, pursuant to Rule 3-09 of SEC Regulation S-X, the registrant is required to file financial statements of its unconsolidated subsidiaries, Golden Crossing Constructors Joint Venture and CLM Delivery Partner Ltd.  The financial statements of Golden Crossing Constructors Joint Venture and CLM Delivery Partner Ltd are filed in this Amendment under Item 15 - Exhibits and Financial Statement Schedules.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing.  This Form 10-K/A does not reflect events occurring after the Original Filing and, other than providing the financial statements of Golden Crossing Constructors Joint Venture and CLM Delivery Partner Ltd under Item 15, does not modify or update the disclosures in the Original Filing in any way.

2

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Documents Filed as Part of this Report

3.                                       Exhibits

The following exhibits are filed as part of this annual report:

Articles of Incorporation and Bylaws

Exhibit Number	Description
3.1	Restated Articles of Incorporation of CH2M HILL Companies, Ltd. filed as Exhibit A to the Registrant’s Definitive Proxy Statement on schedule 14A on November 13, 2009 (File No. 333-60700)

3.2	Restated Bylaws of CH2M HILL Companies, Ltd. filed as Exhibit 3.1 on Current Report on Form 8-K, on November 12, 2009

Material Contracts—Management Agreements, Compensatory Plans or Arrangements

Exhibit Number	Description
10.1	CH2M HILL Retirement and Tax-Deferred Savings Plan, as amended and restated effective June 1, 2000 filed as Exhibit 10.1 on Form 10-K, on March 29, 2000

10.2	CH2M HILL Companies, Ltd. Supplemental Executive Retirement and Retention Plan effective January 1, 2009

10.3	CH2M HILL Companies, Ltd. Deferred Compensation Plan effective January 1, 2001 filed as Exhibit 10.23 on Form 10-K, on March 20, 2001

10.4	CH2M HILL Companies, Ltd. Restricted Stock Policy and Administration Plan effective January 1, 2000 filed as Exhibit 10.25 on Form 10-K, on March 20, 2001

10.5	CH2M HILL Companies, Ltd. Short Term Incentive Plan effective January 1, 2000 filed as Exhibit 10.26 on Form 10-K, on March 20, 2001

Exhibit Number	Description
10.6	CH2M HILL Companies, Ltd. 2004 Stock Option Plan filed as Appendix A on Schedule 14A Definitive Proxy Statement, on March 26, 2004

10.7	CH2M HILL Companies, Ltd. Payroll Deduction Stock Purchase Plan as amended and restated effective January 1, 2004 filed as Appendix B on Schedule 14A Definitive Proxy Statement, on March 26, 2004

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

2

Code of Ethics

Exhibit Number	Description
14.1	CH2M HILL Companies, Ltd. Ethics Code for Executive and Financial Officers

Subsidiaries of the Registrant

Exhibit Number	Description
21.1	Subsidiaries of CH2M HILL Companies, Ltd.

Consent of Experts and Counsel

Exhibit Number	Description
23.1	Consent of KPMG LLP
*23.2	Consent of PricewaterhouseCoopers LLP
*23.3	Consent of Ehrhardt Keefe Steiner & Hottman PC

Power of Attorney

Exhibit Number	Description
24.1	Power of Attorney authorizing signature

Rule 13a-14(a)/15d-14(a) Certifications

Exhibit Number	Description
*31.1	Written Statement of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Written Statement of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Section 1250 Certifications

Exhibit Number	Description
*32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
*32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Additional Exhibits

Exhibit Number	Description
99.1	Internal Market Rules, filed as Exhibit 99 to Registration Statement on Form S-1 on March 15, 1999 (File No. 333-74427)
*99.2

The balance sheets of Golden Crossing Constructors Joint Venture as of December 31, 2009 and 2008, and the related statements of operations and comprehensive income (loss), changes in members’ deficit and cash flows for each of the years in the three-year period ended December 31, 2009.

*99.3	The balance sheets of CLM Delivery Partner Ltd as of December 31, 2009 and 2008, and the related profit and loss accounts and cash flow statements for the years then ended.
*99.4	The balance sheets of CLM Delivery Partner Ltd as of December 31, 2008 and 2007, and the related profit & loss accounts and cash flow statements for the years then ended.

*                                         Filed herewith. All other exhibits not indicated as incorporated by reference from a prior filing were filed as exhibits to the CH2M HILL Companies, Ltd. Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 000-27261) on February 25, 2010.

3

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, Douglas County, State of Colorado, on June 30, 2010.

CH2M HILL COMPANIES, LTD.

By:	/s/ JOANN SHEA
JoAnn Shea
Chief Accounting Officer and
Interim Chief Financial Officer
(Principal Financial Officer)