Form 10-Q
period 2010-06-30
CH2M HILL COMPANIES LTD
filed 2010-08-09
CIK 777491

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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

        The number of shares outstanding of the registrant's common stock as of August 3, 2010 was 31,476,333.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$405,681	$169,717
Marketable securities	46,796	1,966
Receivables, net—
Client accounts	546,373	611,634
Unbilled revenue	410,640	416,927
Other	25,050	20,882
Deferred income taxes	55,779	47,964
Prepaid expenses and other current assets	54,270	64,510

Total current assets	1,544,589	1,333,600
Investments in unconsolidated affiliates	77,087	78,053
Property, plant and equipment, net	179,958	197,152
Goodwill	130,354	130,354
Intangible assets, net	56,154	61,275
Deferred income taxes	126,206	109,438
Employee benefit plan assets and other	43,257	38,150

Total assets	$2,157,605	$1,948,022

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$14,416	$14,396
Accounts payable and accrued subcontractor costs	335,042	407,222
Billings in excess of revenue	265,633	292,280
Accrued payroll and employee related liabilities	255,760	259,798
Other accrued liabilities	144,636	134,763

Total current liabilities	1,015,487	1,108,459
Long-term employee related liabilities and other	272,819	276,811
Long-term debt	325,990	37,943

Total liabilities	1,614,296	1,423,213
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,470,746 and 31,373,955 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	315	314
Additional paid-in capital	—	12,803
Retained earnings	567,918	531,796
Accumulated other comprehensive loss	(35,772)	(32,743)

Total CH2M HILL common shareholders' equity	532,461	512,170
Noncontrolling interests	10,848	12,639

Total equity	543,309	524,809

Total liabilities and shareholders' equity	$2,157,605	$1,948,022

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross revenue	$1,341,088	$1,373,594	$2,576,667	$2,707,677
Equity in earnings of joint ventures and affiliated companies	20,610	16,660	34,986	27,528
Operating expenses:
Direct cost of services and overhead	(1,088,458)	(1,111,415)	(2,091,413)	(2,180,282)
General and administrative	(211,224)	(247,528)	(431,365)	(502,273)

Operating income	62,016	31,311	88,875	52,650
Other income (expense):
Interest income	538	250	776	446
Interest expense	(1,192)	(2,496)	(2,545)	(4,694)

Income before provision for income taxes	61,362	29,065	87,106	48,402
Provision for income taxes	(19,709)	(4,861)	(25,845)	(10,350)

Net income	41,653	24,204	61,261	38,052
Less: Income attributable to noncontrolling interests	(9,921)	(8,619)	(15,197)	(14,138)

Net income attributable to CH2M HILL	$31,732	$15,585	$46,064	$23,914

Net income attributable to CH2M HILL per common share:
Basic:
Basic	$1.00	$0.49	$1.46	$0.75

Diluted	$0.98	$0.48	$1.42	$0.74

Weighted average number of common shares:
Basic	31,739,782	31,759,779	31,642,204	31,862,078

Diluted	32,407,735	32,408,799	32,356,194	32,533,341

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$61,261	$38,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,833	43,847
Stock-based employee compensation expense	34,269	32,597
Loss on disposal of property, plant and equipment	918	2,132
Allowance for uncollectible accounts	1,531	8,885
Deferred income taxes	(25,074)	(8,274)
Unrealized gain on investments	(6,494)	—
Undistributed earnings from unconsolidated affiliates	(34,986)	(27,528)
Distributions of income from unconsolidated affiliates	44,048	17,765
Change in assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	66,782	66,514
Prepaid expenses and other	(3,134)	(7,970)
Accounts payable and accrued subcontractor costs	(88,830)	(61,169)
Billings in excess of revenue	(35,836)	(252)
Employee related liabilities	(5,372)	(11,336)
Other accrued liabilities	10,231	11,302
Income taxes receivable	10,499	(42,936)
Long term employee related liabilities and other	(3,993)	29,573

Net cash provided by operating activities	57,653	91,202
Cash flows from investing activities:
Capital expenditures	(11,942)	(13,308)
Investments in unconsolidated affiliates	(26,542)	(35,543)
Distributions of capital from unconsolidated affiliates	12,203	27,426
Purchase of investments	(37,079)	—
Cash increase from consolidation of variable interest entities	32,651	—
Proceeds from sale of property, plant and equipment	1,335	48

Net cash provided by (used in) investing activities	(29,374)	(21,377)
Cash flows from financing activities:
Borrowings on line of credit and long-term debt	329,616	532,610
Payments on line of credit and long-term debt	(41,503)	(570,254)
Repurchases and retirements of stock	(62,738)	(43,107)
Excess tax benefits from stock-based compensation	4,581	3,875
Net (distributions to) contributions from noncontrolling interests	(21,022)	15

Net cash provided by (used in) financing activities	208,934	(76,861)
Effect of exchange rates on cash	(1,249)	1,563

Increase (decrease) in cash and cash equivalents	235,964	(5,473)
Cash and cash equivalents, beginning of period	169,717	114,282

Cash and cash equivalents, end of period	$405,681	$108,809

Supplemental disclosures:
Cash paid for interest	$1,935	$5,146
Cash paid for income taxes	$41,195	$33,402

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Business

        Founded in 1946, CH2M HILL Companies, Ltd. and subsidiaries (CH2M HILL) provides engineering, consulting, design, construction, procurement, operations and maintenance, and project management services to U.S. federal, state, municipal and local government agencies, as well as private industry, around the world. CH2M HILL is an employee-owned Oregon, USA corporation. A substantial portion of CH2M HILL's professional fees arises from projects that are funded directly or indirectly by government entities.

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

Subsequent Events

        We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

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

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Marketable Securities

        Investments in debt and marketable equity securities, other than investments accounted for under the equity method, are categorized as trading, available-for-sale or held-to-maturity. Marketable equity investments are categorized as trading or available-for-sale with their cost basis determined by the specific identification method. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss).

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

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shareholders' Equity

        The changes in shareholders' equity for the six months ended June 30, 2010 are as follows (in thousands):

	Shares	Amount
Shareholders' equity, December 31, 2009	31,374	$524,809
Net income attributable to CH2M HILL	—	46,064
Shares issued and to be issued in connection with stock-based compensation and employee benefit plans	1,685	39,994
Shares and share equivalents purchased, retired and cancelled	(1,588)	(62,738)
Effect of consolidation of variable interest entities	—	4,088
Other comprehensive loss	—	(3,083)
Net income from noncontrolling interests	—	15,197
Net distributions from noncontrolling interests	—	(21,022)

Shareholders' equity, June 30, 2010	31,471	$543,309

Stock-Based Compensation Plans

        CH2M HILL measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2010 was $6.19 and $6.29, respectively, compared to $5.32 and $4.67 for the same periods in the prior year.

        CH2M HILL estimates the expected term of options granted based on historical experience of employee exercise behavior. CH2M HILL estimates the volatility of its common stock by using a weighted-average of historical volatility over the same period as the expected term of the option. CH2M HILL uses the Treasury Yield Curve rates for the risk-free interest rate in the option valuation model with maturities similar to the expected term of the options. CH2M HILL does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. CH2M HILL is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. CH2M HILL uses historical data to estimate option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service period of the awards.

        The total compensation cost recognized for share-based payments for stock options during the three and six months ended June 30, 2010 was $1.3 million and $2.7 million, respectively, compared to $1.0 million and $2.0 million for the three and six months ended June 30, 2009, respectively.

Recently Adopted Accounting Standards

        In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

revising the existing guidance on the consolidation and disclosures of variable interest entities (VIEs) which was codified in Accounting Standards Codification (ASC) 810-10. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The guidance also requires additional disclosures about a company's involvement with VIEs and requires us to continually assess any significant changes in risk exposure as well as our assessment of the primary beneficiary of the entity. ASC 810-10 is effective for CH2M HILL beginning January 1, 2010. For further discussion of the effect of the adoption, see Note 5.

        In January 2010, the FASB issued ASU No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires expanded fair value disclosures about transfers into and out of Levels 1 and 2 fair value measurements and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for CH2M HILL beginning January 1, 2010. The adoption of this accounting standard update did not have a material impact on CH2M HILL's financial position, results of operations, cash flows and disclosures.

(2) SEGMENT INFORMATION

        Certain financial information relating to the three and six months ended June 30, 2010 and 2009 for each segment is provided below (in thousands):

Three Months Ended June 30, 2010	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$533,384	$464,849	$342,855	$—	$1,341,088
Equity in earnings of joint ventures and affiliated companies	17,083	2,750	777	—	20,610
Operating income (loss)	23,853	35,061	8,403	(5,301)	62,016

Three Months Ended June 30, 2009	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$454,344	$494,915	$424,335	$—	$1,373,594
Equity in earnings (losses) of joint ventures and affiliated companies	7,809	9,153	(302)	—	16,660
Operating income (loss)	9,155	18,217	14,436	(10,497)	31,311

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

(2) SEGMENT INFORMATION (Continued)

Six Months Ended June 30, 2010	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$1,008,609	$950,335	$617,723	$—	$2,576,667
Equity in earnings of joint ventures and affiliated companies	30,119	3,652	1,215	—	34,986
Operating income (loss)	44,493	53,408	518	(9,544)	88,875

Six Months Ended June 30, 2009	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$874,248	$977,650	$855,779	$—	$2,707,677
Equity in earnings of joint ventures and affiliated companies	15,025	11,871	632	—	27,528
Operating income (loss)	23,613	28,187	22,558	(21,708)	52,650

        Other primarily includes corporate expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax, and general business development efforts.

(3) COMPREHENSIVE INCOME

        Comprehensive income includes foreign currency translation adjustments, benefit plan adjustments, and unrealized gains/losses on available-for-sale equity investments that have been reflected as a component of shareholders' equity and have not impacted net income. The following table summarizes the components of comprehensive income attributable to CH2M HILL for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income attributable to CH2M HILL	$31,732	$15,585	$46,064	$23,914
Other comprehensive income attributable to CH2M HILL:
Foreign currency translation adjustments	(3,445)	12,757	(3,795)	5,949
Unrealized gain on available-for-sale equity investments and other, net of tax	597	250	765	159

Comprehensive income attributable to CH2M HILL	$28,884	$28,592	$43,034	$30,022

(4) EARNINGS PER SHARE

        Basic earnings per share (EPS) excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents, which consist primarily of

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

(4) EARNINGS PER SHARE (Continued)

stock options, and is computed using the weighted-average number of shares and common stock equivalents outstanding during the period.

        The following table is a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to CH2M HILL	$31,732	$15,585	$46,064	$23,914
Denominator:
Basic net income per share—weighted average shares outstanding	31,740	31,760	31,642	31,862
Dilutive effect of common stock equivalents	668	649	714	671

Diluted net income per share—adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	32,408	32,409	32,356	32,533

Basic net income attributable to CH2M HILL per common share	$1.00	$0.49	$1.46	$0.75

Diluted net income attributable to CH2M HILL per common share	$0.98	$0.48	$1.42	$0.74

(5) VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS

        CH2M HILL routinely enters into teaming arrangements to perform projects for its clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. The arrangements facilitate the completion of contracts that are jointly owned with CH2M HILL's partners. These arrangements are formed to leverage the skills of the respective partners and include consulting, construction, design, project management and operations and maintenance contracts. CH2M HILL's risk of loss on these arrangements is usually shared with CH2M HILLs' partner. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project.

        CH2M HILL performs a qualitative assessment to determine whether CH2M HILL is the primary beneficiary once an entity is identified as a VIE. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity's activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities is made. Most of the VIEs with which we are involved have relatively few variable

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

(5) VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS (Continued)

interests and are primarily related to our equity investment, subordinated financial support, and subcontracting arrangements. CH2M HILL consolidates those VIEs in which it has both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE.

        Upon adoption of ASC 810-10, CH2M HILL consolidated certain VIEs that were previously unconsolidated. It was determined that CH2M HILL is the primary beneficiary due to the ability to control the activities that most significantly impact the economic performance of the entity. These variable interest entities were previously not consolidated because no party absorbed the majority of the expected losses. Upon consolidation of these joint ventures, consolidated current assets increased by $35.8 million, primarily related to cash and equivalents and accounts receivable. Current liabilities increased by $27.6 million primarily related to accounts payable, accrued subcontractor costs and billings in excess of revenue.

        As of June 30, 2010, total assets of VIEs that were consolidated were $114.3 million and total liabilities were $72.8 million.

        As of June 30, 2010 and December 31, 2009, CH2M HILL recorded investments in unconsolidated affiliates of $77.1 million and $78.0 million, respectively. CH2M HILL's proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus those entities' undistributed earnings. CH2M HILL provides certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements. The Company has significant variable interests in entities that are not consolidated.

        As of June 30, 2010, the total assets of VIEs that were not consolidated were $351.0 million and total liabilities were $270.5 million. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

(6) GOODWILL AND INTANGIBLE ASSETS

        Intangible assets with finite lives consist of the following (in thousands):

	Cost	Accumulated Amortization	Net finite-lived intangible assets
June 30, 2010
Contracted backlog	$58,871	$(57,902)	$969
Customer relationships	57,922	(23,063)	34,859
Non-compete agreements and other	902	(902)	—

	$117,695	$(81,867)	$35,828

December 31, 2009
Contracted backlog	$58,871	$(56,946)	$1,925
Customer relationships	57,922	(18,926)	38,996
Non-compete agreements and other	902	(874)	28

	$117,695	$(76,746)	$40,949

        Indefinite-lived intangible assets consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Goodwill	$130,354	$130,354
Tradename	20,326	20,326

	$150,680	$150,680

        All finite-lived intangible assets are being amortized over their expected lives up to seven years. The amortization expense reflected in the accompanying consolidated statements of income was $2.5 million and $8.7 million for the three months ended June 30, 2010 and 2009, respectively, and $5.1 million and $17.5 million for the six months ended June 30, 2010 and 2009, respectively. These intangible assets are expected to be fully amortized in 2014.

(7) PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Land	$24,094	$23,980
Buildings	79,692	74,816
Furniture, fixtures and equipment	198,713	196,511
Leasehold improvements	62,569	65,023

	365,068	360,330
Less: Accumulated depreciation	(185,110)	(163,178)

Property, plant and equipment, net	$179,958	$197,152

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

(7) PROPERTY, PLANT AND EQUIPMENT (Continued)

        Depreciation expense reflected in the consolidated statements of income was $13.1 million and $12.9 million for the three months ended June 30, 2010 and 2009, respectively, and $26.7 million and $26.3 million for the six months ended June 30, 2010 and 2009, respectively. The majority of depreciation expense relates to property, plant and equipment held in the Energy segment.

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

        Fair value of marketable securities classified as available-for-sale, which totaled $4.9 million and $2.0 million at June 30, 2010 and December 31, 2009, respectively, were valued based on Level 1 inputs whereby a readily determinable market value exists for the specific asset. Marketable securities classified as trading securities totaled $41.9 million at June 30, 2010 and were investments in ordinary shares of a publicly held company headquartered in the United Kingdom. These shares were valued based on Level 2 inputs using a cash offer that existed at June 30, 2010 for the purchase of the securities. CH2M HILL subsequently sold these trading securities for the offered amount in July 2010.

        The estimated fair values of CH2M HILL's financial instruments where carrying values do not approximate fair value are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
($ in thousands)
Mortgage notes payable	$15,973	$13,716	$16,672	$13,627
Equipment financing	28,939	28,165	35,572	33,951

(9) EMPLOYEE BENEFIT PLAN ASSETS

        CH2M HILL has investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair market value using Level 2 inputs. The assets are invested in various exchange traded mutual funds, which are measured using quoted market prices in accessible active markets for identical assets. As of June 30, 2010 and December 31, 2009, the fair market value of these assets were $41.5 million and $36.2 million, respectively.

(10) LINE OF CREDIT AND LONG TERM DEBT

        CH2M HILL is party to a credit agreement which provides for a $500.0 million committed revolving credit facility with an option to increase the initial borrowing capacity by up to an additional $250.0 million (RLOC). The RLOC expires on August 31, 2012 and is used for general corporate purposes and acquisitions. It also provides that up to $250.0 million is available for the issuance of

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

(10) LINE OF CREDIT AND LONG TERM DEBT (Continued)

letters of credit to support various operating activities. At CH2M HILL's option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender's applicable base rate less a discount rate up to 0.25%, based on CH2M HILL's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable, based on CH2M HILL's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of June 30, 2010, CH2M HILL had $295.3 million in borrowings outstanding on the RLOC. The majority of the outstanding amounts under the RLOC were borrowed in connection of an offer made to purchase Scott Wilson Group plc, a design and engineering firm headquartered in the United Kingdom. We were subsequently outbid by another bidder and, in July 2010, repaid the borrowings under the RLOC related to this potential acquisition. Additionally, as of June 30, 2010, issued and outstanding letters of credit of $106.4 million were reserved against the borrowing base of the credit agreement, compared to $78.4 million at December 31, 2009.

        The RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of June 30, 2010, CH2M HILL was in compliance with the covenants required by the credit agreement.

        CH2M HILL's nonrecourse and other long-term debt consists of the following:

($ in thousands)	June 30, 2010	December 31, 2009
Nonrecourse:
Mortgage payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$12,910	$13,379
Mortgage payable in monthly installments to December 2015, secured by real estate. The note bears interest at 6.59%	3,063	3,293

	15,973	16,672
Other:
Revolving credit facility	295,340	—
Equipment financing, due in monthly installments to December 2014, secured by equipment. These notes bear interest ranging from 6.00% to 8.00%	28,939	35,572
Shareholder notes payable	154	95

Total debt	340,406	52,339
Less current portion of debt	14,416	14,396

Total long-term portion of debt	$325,990	$37,943

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

(11) PROVISION FOR INCOME TAXES

        The effective tax rate for the three months ended June 30, 2010 was 38.3% compared to 23.8% for the same period in the prior year. The effective tax rate for the six months ended June 30, 2010 was 35.9% compared to 30.2% for the same period in the prior year. The effective tax rates in 2010 were higher in comparison to the effective rates in 2009 due to the expiration of the research and experimentation credit in 2010 as well as negative impacts caused by certain foreign operating results. In addition, the effective tax rates in 2009 were more favorably impacted by the recognition of domestic production activities deduction from prior periods due to lower income in the period. CH2M HILL's effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

        As of June 30, 2010 and December 31, 2009, we had $28.2 million recorded as a liability for uncertain tax positions. CH2M HILL recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2010 and December 31, 2009, CH2M HILL had approximately $2.9 million and $4.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

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

(12) COMMITMENTS AND CONTINGENCIES

        CH2M HILL is party to various contractual guarantees and legal actions arising in the normal course of business. Because a large portion of CH2M HILL's business comes from the U.S. federal, state and municipal sources, CH2M HILL's procurement practices at times are subject to review and occasional investigations by U.S. and state attorneys offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. government contracting. These investigations often take years to complete and many result in no adverse action. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcomes of pending proceedings and legal actions are often difficult to predict, CH2M HILL's management believes that proceedings and legal actions currently pending would not result in material adverse effects even if the final outcome is adverse to CH2M HILL. Many claims that are currently pending against CH2M HILL are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover CH2M HILL's liabilities, if any, with regard to such claims. Any amounts that are probable of payment by CH2M HILL are accrued when such amounts are estimable.

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

Overview

        We are a large employee-owned professional engineering services firm providing engineering, construction, operations, maintenance, major project management and technical services to municipal, state, U.S. federal, other national and provincial governments and private sector clients worldwide. Founded in 1946, we have approximately 23,500 employees in offices worldwide.

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

        Mergers and acquisitions in our industry have resulted in a group of larger firms that offer a full complement of single-source services including studies, designs, construction, operations, maintenance and in some instances, facility ownership. Included in the current trend is the movement towards longer-term contracts for the expanded array of services, e.g., 5 to 20 year contracts. These larger, longer, full-service contracts require us to have substantially greater financial capital than has historically been necessary to remain competitive. During the second quarter of 2010, we made an offer to purchase Scott Wilson Group plc, a design and engineering firm headquartered in the United Kingdom for 245 pence (UK Sterling) per share. We were subsequently outbid by another bidder and withdrew our offer. As part of our acquisition strategy, we purchased approximately 13% of the equity of Scott Wilson Group plc. which we subsequently sold.

        We provide services to our clients through three operating segments—Government, Environment and Nuclear (GEN), Facilities and Infrastructure (F&I) and Energy, which are aligned with the types of clients we serve. Our GEN segment generally provides a comprehensive range of services to the U.S. federal government and other national governments, and to private sector clients. Our F&I segment generally provides a comprehensive range of services to various industry segments, and U.S. and other countries' state, local and provincial governments. Our Energy segment generally provides a comprehensive range of services to private sector clients.

Results of Operations

Revenue and Operating Income of our Reportable Segments

        The results of operations for the three and six months ended June 30, 2010 and 2009 by operating segment were as follows (in millions):

Three Months Ended June 30, 2010 and 2009

	2010			2009			Change
	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Government, Environment and Nuclear	$533.4	$17.1	$23.8	$454.3	$7.8	$9.2	$79.1	17.4%	$9.3	$14.6	n/a
Facilities and Infrastructure	464.8	2.7	35.1	494.9	9.2	18.2	(30.1)	(6.1)%	(6.5)	16.9	92.9%
Energy	342.9	0.8	8.4	424.3	(0.3)	14.4	(81.4)	(19.2)%	1.1	(6.0)	(41.7)%
Other	—	—	(5.3)	—	—	(10.5)	—	—	—	5.2	49.5%

Total	$1,341.1	$20.6	$62.0	$1,373.5	$16.7	$31.3	$(32.4)		$3.9	$30.7

Six Months Ended June 30, 2010 and 2009

	2010			2009			Change
	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Government, Environment and Nuclear	$1,008.6	$30.1	$44.5	$874.2	$15.0	$23.6	$134.4	15.4%	$15.1	$20.9	88.6%
Facilities and Infrastructure	950.3	3.7	53.4	977.7	11.9	28.2	(27.4)	(2.8)%	(8.2)	25.2	89.4%
Energy	617.8	1.2	0.5	855.8	0.6	22.6	(238.0)	(27.8)%	0.6	(22.1)	(97.8)%
Other	—	—	(9.5)	—	—	(21.7)	—		—	12.2	56.2%

Total	$2,576.7	$35.0	$88.9	$2,707.7	$27.5	$52.7	$(131.0)		$7.5	$36.2

Government, Environment and Nuclear

        Revenue from our Government, Environment and Nuclear segment increased for the three and six months ended June 30, 2010, compared to the same periods in the prior year by $79.1 million or 17.4%, and $134.4 million or 15.4%, respectively. The increase in revenue is primarily due to an increased volume of contracts in our nuclear market primarily generated as a result of the American Recovery and Reinvestment Act to accelerate environmental cleanups. In addition, our work under a nuclear remediation project in Washington began during the first half of 2009 and thus volumes increased in 2010 in comparison to 2009. The increase is partially offset by lower design volume due to slow release of work as well as the completion of work we performed on the recovery efforts on Hurricane Ike in 2009. Revenue volumes in our environmental markets remained relatively consistent with those in the prior year.

        Operating income significantly increased for the three and six months ended June 30, 2010 compared to the same period in the prior year by $14.6 million and $20.9 million, respectively. The increase for the three and six months ended June 30, 2010 compared to the same period in the prior year is associated with the increased revenues discussed above as well as the negotiation and award of certain performance based fees within our nuclear markets. Additionally, we had an increase in equity in earnings from a joint venture in the United Kingdom. A reduction in overhead spending, in response to the overall decline in market and economic conditions also contributed to our increased operating income.

Facilities and Infrastructure

        Revenue from our Facilities and Infrastructure segment decreased for the three and six months ended June 30, 2010, compared to the same periods in 2009 by $30.1 million or 6.1%, and $27.4 million or 2.8%, respectively. The decrease is primarily attributable to reduced workload in our transportation consulting markets due to the economic environment. Our manufacturing and life sciences business have also continued to experience the decline in volumes in both domestic and international markets. These decreases were partially offset by growing demand in our water consulting business in North America, the Middle East, and Europe. The decreases were also offset by increased volumes in our operations and management (O&M) business due to the transition of certain design-build-operate water projects into the operation phases of the projects.

        Operating income increased for the three and six months ended June 30, 2010, compared to the same periods in the prior year by $16.9 million and $25.2 million, respectively. The increase in operating income compared to the prior year is primarily attributable to the successful implementation of overhead cost controls within the segment in response to the overall decline in market and economic conditions. Operating income was also positively impacted by the successful negotiation of disputed change orders on a water and O&M project in 2010. Additionally, Facilities and Infrastructure segment operating income in 2009 was negatively impacted by significant losses on two projects in the Middle East which did not recur in 2010.

Energy

        Revenue from our Energy segment decreased for the three and six months ended June 30, 2010, compared to the same periods in 2009 by $81.4 million or 19.2%, and $238.0 million or 27.8%, respectively. The decrease in revenue is primarily attributable to a decrease in overall activity within the oil and gas and chemicals business due to project delays and cancellations driven by constrained capital spending and sustained difficult economic conditions. In addition, we have experienced decreased utilization of our equipment fleet in Alaska. Revenues within our power business have slowed as large projects have been completed or are nearing completion during 2010 as well as an overall decline in the number of contract awards in this business.

        Operating income decreased for the three months ended June 30, 2010 compared to the same period in the prior year by $6.0 million, and for the six months ended June 30, 2010 compared to the same period in the prior year operating income significantly decreased by $22.1 million. This significant decrease is attributed to the decrease in overall revenues. In response to this overall decline in market and economic conditions, our Energy segment reduced overhead spending and implemented cost control measures which significantly decreased the impact on our operating income. In addition, we have reduced the size of our equipment fleet in Alaska to offset the impact of reduced revenues.

Other

        Other primarily includes corporate expenses which represent centralized management costs that are not allocable to individual operating segments and primarily includes expenses associated with administrative functions such as executive management, legal, treasury, accounting and tax, and general business development efforts. The decrease of $5.2 million and $12.2 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in the prior year is due to our continued overhead cost reduction efforts.

Provision for Income Taxes

        The effective tax rate for the three months ended June 30, 2010 was 38.3% compared to 23.8% for the same period in the prior year. The effective tax rate for the six months ended June 30, 2010 was 35.9% compared to 30.2% for the same period in the prior year. The effective tax rates in 2010 were higher in comparison to the effective rates in 2009 due to the expiration of the research and experimentation credit in 2010 as well as negative impacts caused by certain foreign operating results. In addition, the effective tax rates in 2009 were more favorably impacted by the recognition of domestic production activities deduction from prior periods due to lower income in the period. Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

        As of June 30, 2010 and December 31, 2009, we had $28.2 million recorded as a liability for uncertain tax positions. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2010 and December 31, 2009, we had approximately $2.9 million and $4.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

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

Liquidity and Capital Resources

        Our primary sources of liquidity are cash flows from operations, borrowings under our revolving line of credit and other financing arrangements. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and repurchases of stock presented on our internal market. During the six months ended June 30, 2010, we generated $57.7 million of cash from our operations compared to $91.2 million in the same period last year. The decrease in operating cash flow during the current period was partially attributable to a decrease in billings in advance of earned revenues as well as the timing of payments on accounts payable that were made at the beginning of 2010. The decrease in operating cash flow is partially offset by distributions from unconsolidated affiliates as well as a decrease in cash contributions to employee benefit plans. Additionally, the decrease is partially offset by the timing of income tax payments.

        We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at June 30, 2010, we have deemed the allowance for doubtful accounts to be adequate; however, economic conditions may adversely impact some of our clients' ability to pay our bills or the timeliness of their payments. Consequently, the timing of the receipt of cash may impact our ability to meet our operating needs.

        Cash used by investing activities was $29.4 million in the six months ended June 30, 2010 compared to $21.4 million used in investing activities for the same period in 2009. The majority of the increase in cash used by our investing activities relates to the $37.1 million purchase of marketable securities of Scott Wilson Group plc, a design and engineering firm headquartered in the United Kingdom and cash used in our investments in affiliates (net of distributions of capital received) which increased by approximately $6.2 million. These uses of cash were partially offset by the increase of cash upon the consolidation of variable interest entities that we previously accounted for as unconsolidated affiliates.

        We finance our operations, acquisitions and capital expenditures using a variety of capital vehicles including operating leases, long-term debt and other credit arrangements and from cash flow. Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash we may either choose to finance new opportunities using leverage in the form of credit facilities or other debt. In some instances we may use a combination of one or more of these financing mechanisms. The available terms, the length of time we expect to use the asset and the expected residual value of the asset are factors we evaluate in determining the best ways to finance capital expenditures. In most cases, these notes are secured by the assets purchased. Depending on the conditions of these financing arrangements, if we are in default, the lender may have the right to take control of the collateralized assets or require full payment of the outstanding principal balance owed, or both.

        We have a credit agreement that provides for a $500.0 million revolving line of credit (RLOC) with an option to increase the initial borrowing capacity by up to an additional $250.0 million. The RLOC expires on August 31, 2012 and is used for general corporate purposes and acquisitions. The RLOC also provides that up to $250.0 million is available for the issuance of letters of credit to support various operating activities. At our option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender's applicable base rate less a discount rate up to 0.25%, based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable, based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of June 30, 2010, we had $295.3 million in borrowings outstanding on the RLOC. The majority of the outstanding amounts under the RLOC were borrowed in connection of an offer made to purchase Scott Wilson Group plc, a design and engineering firm headquartered in the United Kingdom. We were subsequently outbid by another bidder and, in July 2010, repaid the borrowings under the RLOC related to this potential acquisition. Additionally, as of June 30, 2010, we had issued and outstanding letters of credit of $106.4 million reserved against the RLOC's borrowing base.

        Our RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of June 30, 2010, we were in compliance with the covenants required by the credit agreement.

        Based on our total cash and credit capacity at June 30, 2010, we believe we have sufficient resources to fund our operations and repurchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond. If and when we identify potential business acquisition candidates or incur additional capital expenditures, we expect to determine and put in place the combination of financing options that provides us the most efficient cost of capital.

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

        There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the six months ended June 30, 2010, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

        In January 2010, the FASB issued ASU No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires expanded fair value disclosures about transfers into and out of Levels 1 and 2 fair value measurements and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for us beginning January 1, 2010. The adoption of this accounting standard update did not have a material impact on our financial position, results of operations, cash flows and disclosures.

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

        Interest rates.    Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and the holdback contingency balance outstanding related to our acquisition of VECO. There was $295.3 million and approximately $47.7 million outstanding under the unsecured revolving credit agreement and holdback contingency, respectively, at June 30, 2010. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured revolving credit and agreement and the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $3.4 million.

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

        There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Part II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        We are a party to various contractual guarantees and legal actions arising in the normal course of our business. From time to time, agencies of the U.S. and certain state governments investigate whether we conduct our operations in accordance with applicable regulatory requirements. Because a large portion of our business comes from U.S. federal, state, and municipal sources, our procurement practices at times are subject to review and occasional investigations by U.S. and state attorneys offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties. These investigations often take years to complete and many result in no adverse action. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcomes of pending proceedings are often difficult to predict, as of the date of this filing, our management believes that no ongoing litigation or investigation is likely to result in a material adverse impact on our consolidated financial statements.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        The following table covers the purchases of our common shares by CH2M HILL during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April(a)	8,774	$37.29	—	—
May(a)	—	—	—	—
June(b)	530,307	41.13	—	—

Total	539,081	41.07	—	—

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

CH2M HILL Companies, Ltd.
Date: August 9, 2010	/s/ JOANN SHEA JoAnn Shea Chief Accounting Officer and Interim Chief Financial Officer (Principal Financial Officer)