Form 10-Q
period 2010-09-30
CH2M HILL COMPANIES LTD
filed 2010-11-09
CIK 777491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-27261

CH2M HILL Companies, Ltd.
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0549963 (I.R.S. Employer Identification No.)
9191 South Jamaica Street, Englewood, CO (Address of principal executive offices)	80112-5946 (Zip Code)

(303) 771-0900
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of the registrant's common stock as of October 28, 2010 was 31,180,449.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$181,744	$169,717
Marketable securities	2,249	1,966
Receivables, net—
Client accounts	597,791	611,634
Unbilled revenue	391,439	416,927
Other	25,138	20,882
Deferred income taxes	45,881	47,964
Prepaid expenses and other current assets	46,369	64,510

Total current assets	1,290,611	1,333,600
Investments in unconsolidated affiliates	83,426	78,053
Property, plant and equipment, net	173,574	197,152
Goodwill	130,354	130,354
Intangible assets, net	53,601	61,275
Deferred income taxes	137,586	109,438
Employee benefit plan assets and other	45,616	38,150

Total assets	$1,914,768	$1,948,022

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$14,158	$14,396
Accounts payable and accrued subcontractor costs	376,265	407,222
Billings in excess of revenue	243,475	292,280
Accrued payroll and employee related liabilities	268,729	259,798
Current income tax payable	18,886	—
Other accrued liabilities	137,376	134,763

Total current liabilities	1,058,889	1,108,459
Long-term employee related liabilities and other	267,966	276,811
Long-term debt	27,192	37,943

Total liabilities	1,354,047	1 ,423,213
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,031,549 and 31,373,955 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	310	314
Additional paid-in capital	—	12,803
Retained earnings	581,033	531,796
Accumulated other comprehensive loss	(33,073)	(32,743)

Total CH2M HILL common shareholders' equity	548,270	512,170
Noncontrolling interests	12,451	12,639

Total equity	560,721	524,809

Total liabilities and shareholders' equity	$1,914,768	$1,948,022

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross revenue	$1,399,063	$1,441,281	$3,975,730	$4,148,958
Equity in earnings of joint ventures and affiliated companies	15,468	18,469	50,454	45,997
Operating expenses:
Direct cost of services and overhead	(1,153,371)	(1,187,643)	(3,244,784)	(3,367,925)
General and administrative	(214,798)	(248,244)	(646,163)	(750,517)
Gain on sale of operating assets	—	58,235	—	58,235

Operating income	46,362	82,098	135,237	134,748
Other income (expense):
Interest income	234	506	1,010	952
Interest expense	(1,224)	(1,228)	(3,769)	(5,922)

Income before provision for income taxes	45,372	81,376	132,478	129,778
Provision for income taxes	(16,034)	(24,614)	(41,879)	(34,964)

Net income	29,338	56,762	90,599	94,814
Less: (Income) loss attributable to noncontrolling interests	(4,045)	1,505	(19,242)	(12,633)

Net income attributable to CH2M HILL	$25,293	$58,267	$71,357	$82,181

Net income attributable to CH2M HILL per common share:
Basic	$0.81	$1.82	$2.26	$2.58

Diluted	$0.79	$1.78	$2.21	$2.52

Weighted average number of common shares:
Basic	31,413,671	31,985,190	31,566,027	31,903,629

Diluted	32,095,646	32,673,958	32,270,432	32,576,869

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	90,599	$94,814
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	47,204	64,555
Gain on sale of operating assets	—	(58,235)
Stock-based employee compensation expense	51,366	55,828
Loss on disposal of property, plant and equipment	810	2,234
Allowance for uncollectible accounts	795	8,798
Deferred income taxes	(26,176)	(8,663)
Gain on sale of investments	(6,494)	—
Undistributed earnings from unconsolidated affiliates	(50,454)	(45,997)
Distributions from unconsolidated affiliates	53,826	28,760
Change in assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	34,194	64,762
Prepaid expenses and other	1,947	13,816
Accounts payable and accrued subcontractor costs	(48,753)	(51,629)
Billings in excess of revenue	(55,852)	19,283
Employee related liabilities	7,596	(14,126)
Other accrued liabilities	(568)	11,590
Income taxes payable	45,974	(4,811)
Long term employee related liabilities and other	(21,173)	22,722

Net cash provided by operating activities	124,841	203,701
Cash flows from investing activities:
Capital expenditures	(18,663)	(27,775)
Investments in unconsolidated affiliates	(36,990)	(62,462)
Distributions of capital from unconsolidated affiliates	22,324	29,512
Purchases of investments	(37,079)	—
Proceeds from sale of investments	43,573	—
Cash increase from consolidation of variable interest entities	32,651	—
Proceeds from sale of operating assets	—	70,971
Proceeds from sale of property, plant and equipment	2,240	61

Net cash provided by investing activities	8,056	10,307
Cash flows from financing activities:
Borrowings on line of credit and long-term debt	404,856	746,110
Payments on line of credit and long-term debt	(415,808)	(867,196)
Repurchases and retirements of stock	(96,364)	(55,650)
Excess tax benefits from stock-based compensation	5,340	4,806
Net distributions to noncontrolling interests	(23,699)	(1,487)

Net cash used in financing activities	(125,675)	(173,417)
Effect of exchange rates on cash	4,805	11,691

Increase in cash and cash equivalents	12,027	52,282
Cash and cash equivalents, beginning of period	169,717	114,282

Cash and cash equivalents, end of period	$181,744	$166,564

Supplemental disclosures:
Cash paid for interest	$2,728	$3,852
Cash paid for income taxes	$41,695	$29,798

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Business

        CH2M HILL Companies, Ltd. and subsidiaries (CH2M HILL) is a project delivery firm that was founded in 1946. CH2M HILL provides engineering, construction, consulting, design, design-build, procurement, operations and maintenance, program management, and technical services to U.S. federal, state, municipal and local government agencies, and national governments, as well as private industry, around the world. CH2M HILL is an employee-owned Oregon, USA corporation. A substantial portion of CH2M HILL's revenues arise from projects that are funded directly or indirectly by government entities.

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

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, or achievement of contract performance standards.

        Change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and can be estimated. Management evaluates when a change order is probable based upon its experience in negotiating change orders or the customer's written approval of such changes. Losses on construction and engineering contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated.

        CH2M HILL also performs operations and maintenance services. Revenue is recognized on operations and maintenance contracts on a straight-line basis over the life of the contract once CH2M HILL has an arrangement, service has begun, the price is fixed or determinable and collectability is reasonably assured.

Marketable Securities

        Investments in debt and marketable equity securities, other than investments accounted for under the equity method, are categorized as trading, available-for-sale or held-to-maturity. Marketable equity investments are categorized as trading or available-for-sale, and their cost basis is determined by the specific identification method. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in the consolidated balance sheets as a component of accumulated other comprehensive income.

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

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shareholders' Equity

        The changes in shareholders' equity for the nine months ended September 30, 2010 are as follows (in thousands):

	Shares	Amount
Shareholders' equity, December 31, 2009	31,374	$524,809
Net income attributable to CH2M HILL	—	71,357
Shares issued and to be issued in connection with stock-based compensation and employee benefit plans	1,892	61,438
Shares and share equivalents purchased, retired and cancelled	(2,234)	(96,364)
Effect of consolidation of variable interest entities	—	4,088
Other comprehensive income	—	(150)
Net income from noncontrolling interests	—	19,242
Net distributions to noncontrolling interests	—	(23,699)

Shareholders' equity, September 30, 2010	31,032	$560,721

Stock-Based Compensation Plans

        CH2M HILL measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2010 was $6.63 and $6.29, respectively, compared to $5.80 and $5.58 for the same periods in the prior year.

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

        The total compensation cost recognized for share-based payments for stock options during the three and nine months ended September 30, 2010 was $1.3 million and $3.4 million, respectively, compared to $1.0 million and $3.1 million for the three and nine months ended September 30, 2009.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Standards

        In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, revising the existing guidance on the consolidation and disclosures of variable interest entities (VIEs) which was codified in Accounting Standards Codification (ASC) 810-10. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The guidance also requires additional disclosures about a company's involvement with VIEs and requires an entity to continually assess any significant changes in risk exposure as well as an entity's assessment of the primary beneficiary of the entity. ASC 810-10 became effective for CH2M HILL beginning January 1, 2010. For further discussion of the effect of the adoption, see Note 6.

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

(2) SEGMENT INFORMATION

        Certain financial information relating to the three and nine months ended September 30, 2010 and 2009 for each segment is provided below (in thousands):

Three Months Ended September 30, 2010	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$612,829	$494,625	$291,609	$—	$1,399,063
Equity in earnings of joint ventures and affiliated companies	10,659	3,287	1,522	—	15,468
Operating income (loss)	21,162	17,383	11,781	(3,964)	46,362

Three Months Ended September 30, 2009	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$549,437	$478,372	$413,472	$—	$1,441,281
Equity in earnings of joint ventures and affiliated companies	14,843	3,291	335	—	18,469
Operating income (loss)	84,239	14,706	(5,488)	(11,359)	82,098

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

(2) SEGMENT INFORMATION (Continued)

Nine Months Ended September 30, 2010	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$1,621,438	$1,444,960	$909,332	$—	$3,975,730
Equity in earnings of joint ventures and affiliated companies	40,778	6,939	2,737	—	50,454
Operating income (loss)	65,655	70,791	12,299	(13,508)	135,237

Nine Months Ended September 30, 2009	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$1,423,685	$1,456,021	$1,269,252	$—	$4,148,958
Equity in earnings of joint ventures and affiliated companies	29,868	15,162	967	—	45,997
Operating income (loss)	107,852	42,894	17,069	(33,067)	134,748

        In addition to the operating segments, the Other category primarily includes corporate expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, human resources, treasury, accounting and tax, and general business development efforts.

(3) COMPREHENSIVE INCOME

        Comprehensive income includes foreign currency translation adjustments, benefit plan adjustments, and unrealized gains/losses on available-for-sale investments that have been reflected as a component of shareholders' equity and have not impacted net income. The following table summarizes the components of comprehensive income for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to CH2M HILL	$25,293	$58,267	$71,357	$82,181
Other comprehensive income attributable to CH2M HILL:
Foreign currency translation adjustments	3,288	7,854	(507)	13,802
Benefit plan adjustments	—	—	—	(419)
Unrealized (losses) gains on available-for-sale investments and other, net of tax	(589)	381	176	959

Comprehensive income attributable to CH2M HILL	$27,992	$66,502	$71,026	$96,523

(4) EARNINGS PER SHARE

        Basic earnings per share (EPS) excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of shares outstanding during the

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

(4) EARNINGS PER SHARE (Continued)

period. Diluted EPS includes the dilutive effect of common stock equivalents, which consist primarily of stock options, and is computed using the weighted-average number of shares and common stock equivalents outstanding during the period.

        The following table is a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to CH2M HILL	$25,293	$58,267	$71,357	$82,181
Denominator:
Basic income per share—weighted average shares outstanding	31,414	31,985	31,566	31,904
Dilutive effect of common stock equivalents	682	689	704	673

Diluted income per share—adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	32,096	32,674	32,270	32,577

Basic net income attributable to CH2M HILL per common share	$0.81	$1.82	$2.26	$2.58

Diluted net income attributable to CH2M HILL per common share	$0.79	$1.78	$2.21	$2.52

(5) SALE OF OPERATING ASSETS

        During the third quarter of 2009, the Company completed the sale of certain assets and liabilities of its Enterprise Management Solutions (EMS) operating assets. The selling price was $86.6 million, net of amounts due for estimated working capital adjustments of $12.7 million. The Company recorded a pre-tax gain of approximately $58.2 million during the three months ended September 30, 2009.

(6) VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS

        CH2M HILL routinely enters into teaming arrangements to perform projects for its clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. The arrangements facilitate the completion of contracts that are jointly contracted with CH2M HILL's partners. These arrangements are formed to leverage the skills of the respective partners and include consulting, construction, design, program management and operations and maintenance contracts. CH2M HILL's risk of loss on these arrangements is usually shared with CH2M HILLs' partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

(6) VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS (Continued)

        CH2M HILL performs a qualitative assessment to determine whether CH2M HILL is the primary beneficiary once an entity is identified as a VIE. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity's activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities is made. Most of the VIEs with which the Company is involved have relatively few variable interests and are primarily related to our equity investment, subordinated financial support, and subcontracting arrangements. CH2M HILL consolidates those VIEs in which it has both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE.

        Upon adoption of ASC 810-10, CH2M HILL consolidated certain VIEs that were previously unconsolidated. It was determined that CH2M HILL is the primary beneficiary due to the ability to control the activities that most significantly impact the economic performance of the entity. These variable interest entities were previously not consolidated because no party absorbed the majority of the expected losses. Upon consolidation of these joint ventures, consolidated current assets increased by $35.8 million, primarily related to cash and cash equivalents and accounts receivable. Current liabilities increased by $27.6 million primarily related to accounts payable, accrued subcontractor costs and billings in excess of revenue.

        As of September 30, 2010, total assets of VIEs that were consolidated were $126.1 million and total liabilities were $81.4 million.

        As of September 30, 2010 and December 31, 2009, CH2M HILL recorded investments in unconsolidated affiliates of $83.4 million and $78.1 million, respectively. CH2M HILL's proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus those entities' undistributed earnings. CH2M HILL provides certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements. The Company has significant variable interests in entities that are not consolidated.

        As of September 30, 2010, the total assets of VIEs that were not consolidated were $357.4 million and total liabilities were $267.5 million. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

(7) GOODWILL AND INTANGIBLE ASSETS

        Intangible assets with finite lives consist of the following (in thousands):

	Cost	Accumulated Amortization	Net finite-lived intangible assets
September 30, 2010
Contracted backlog	$58,871	$(58,386)	$485
Customer relationships	57,922	(25,132)	32,790
Non-compete agreements and other	902	(902)	—

	$117,695	$(84,420)	$33,275

December 31, 2009
Contracted backlog	$58,871	$(56,946)	$1,925
Customer relationships	57,922	(18,926)	38,996
Non-compete agreements and other	902	(874)	28

	$117,695	$(76,746)	$40,949

        Indefinite-lived intangible assets consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Goodwill	$130,354	$130,354
Tradename	20,326	20,326

	$150,680	$150,680

        All finite-lived intangible assets are being amortized over their expected lives up to seven years. The amortization expense reflected in the accompanying consolidated statements of income was $2.6 million and $7.3 million for the three months ended September 30, 2010 and 2009, respectively, and $7.7 million and $24.8, million for the nine months ended September 30, 2010 and 2009, respectively. These intangible assets are expected to be fully amortized in 2014. The majority of goodwill, intangible assets and associated amortization expense are held in the Energy segment.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

(8) PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Land	$26,780	$26,516
Buildings	77,565	72,280
Furniture, fixtures and equipment	199,203	196,511
Leasehold improvements	65,361	65,023

	368,909	360,330
Less: Accumulated depreciation	(195,335)	(163,178)

Property, plant and equipment, net	$173,574	$197,152

        Depreciation expense reflected in the consolidated statements of income was $12.8 million and $13.4 million for the three months ended September 30, 2010 and 2009, respectively, and $39.5 million and $39.8 million for the nine months ended September 30, 2010 and 2009, respectively. The majority of depreciation expense relates to property, plant and equipment held in the Energy segment.

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

        Fair value of marketable securities classified as available-for-sale, which totaled $2.2 million and $2.0 million at September 30, 2010 and December 31, 2009, respectively, were valued based on Level 1 inputs whereby a readily determinable market value exists for the specific asset. The estimated fair values of CH2M HILL's financial instruments where carrying values do not approximate fair value are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
($ in thousands)
Mortgage notes payable	$15,616	$13,219	$16,672	$13,627
Equipment financing	25,602	24,839	35,572	33,951

(10) EMPLOYEE BENEFIT PLAN ASSETS

        CH2M HILL has investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair market value primarily using Level 2 inputs. The assets are invested in various non-exchange traded mutual funds, which are measured using quoted market prices of underlying assets in accessible active markets. As of September 30, 2010 and

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

(10) EMPLOYEE BENEFIT PLAN ASSETS (Continued)

December 31, 2009, the fair market value of these assets were $43.7 million and $36.2 million, respectively.

(11) LINE OF CREDIT

        CH2M HILL is party to a credit agreement which provides for a $500.0 million committed revolving credit facility with an option to increase the initial borrowing capacity by up to an additional $250.0 million (RLOC). The RLOC expires on August 31, 2012 and is used for general corporate purposes and acquisitions. It also provides that up to $250.0 million is available for the issuance of letters of credit to support various operating activities. At CH2M HILL's option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender's applicable base rate less a discount rate up to 0.25%, based on CH2M HILL's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable, based on CH2M HILL's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of September 30, 2010, CH2M HILL did not have any borrowings against the RLOC. Additionally, as of September 30, 2010, issued and outstanding letters of credit of $79.7 million were reserved against the borrowing base of the credit agreement, compared to $78.4 million at December 31, 2009.

        The RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of September 30, 2010, CH2M HILL was in compliance with the covenants required by the credit agreement.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

(11) LINE OF CREDIT (Continued)

        CH2M HILL's nonrecourse and other long-term debt consists of the following:

($ in thousands)	September 30, 2010	December 31, 2009
Nonrecourse:
Mortgage payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$12,672	$13,379
Mortgage payable in monthly installments to December 2015, secured by real estate. The note bears interest at 6.59%	2,944	3,293

	15,616	16,672
Other:
Equipment financing, due in monthly installments to December 2014, secured by equipment. These notes bear interest ranging from 6.00% to 8.00%	25,602	35,572
Shareholder notes payable	132	95

Total debt	41,350	52,339
Less current portion of debt	14,158	14,396

Total long-term portion of debt	$27,192	$37,943

(12) PROVISION FOR INCOME TAXES

        The effective tax rate for the three months ended September 30, 2010 was 38.8% compared to 29.7% for the same period in the prior year. The effective tax rate for the nine months ended September 30, 2010 was 37.0% compared to 29.9% for the same period in the prior year. The effective tax rates in 2010 were higher in comparison to the effective rates in 2009 due to the expiration of the research and experimentation credit at the end of 2009 as well as negative impacts caused by certain foreign operating results. In addition, the effective rates in 2009 were favorably impacted by the recognition of federal and state research and experimentation credits, which were finalized in the quarter ended September 30, 2009. CH2M HILL's effective tax rate continues to be negatively impacted in comparison to the statutory rates by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

        As of September 30, 2010 and December 31, 2009, we had $14.2 million and $28.2 million, respectively, recorded as a liability for uncertain tax positions. CH2M HILL recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2010 and December 31, 2009, CH2M HILL had approximately $2.0 million and $4.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

        CH2M HILL files income tax returns in the U.S. federal and various state jurisdictions and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

(12) PROVISION FOR INCOME TAXES (Continued)

With few exceptions, CH2M HILL is no longer subject to income tax examinations by tax authorities for years before 2003.

(13) COMMITMENTS AND CONTINGENCIES

        CH2M HILL is party to various contractual guarantees and legal actions arising in the normal course of business. Because a large portion of CH2M HILL's business comes from the U.S. federal, state and municipal sources, CH2M HILL's procurement and certain other practices at times are subject to review and investigation by U.S. and state attorneys offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. government contracting. These investigations often take years to complete and many result in no adverse action or alternatively could result in settlement. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcomes of pending proceedings and legal actions are often difficult to predict, CH2M HILL's management believes that proceedings and legal actions currently pending would not result in a material adverse effect on CH2M HILL's results of operations or financial condition even if the final outcome is adverse to CH2M HILL.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations as a whole and for each of our operating segments.

        In the following text, the terms, "we," "our," "our company," and "us" may refer to CH2M HILL.

        Certain statements throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking and thus reflect our current expectations and beliefs with respect to certain current and future events and financial performance. Such forward looking statements are and will be subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward looking statements. Words such as "believes," "anticipates," "expects," "will," "plans" and similar expressions are intended to identify forward looking statements.

        Additionally, forward looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except as required by applicable law.

        The Company's actual results could differ materially from these forward looking statements due to numerous factors including, without limitation, the following: the continuance of, and funding for certain governmental regulation and enforcement programs which create demand for our services; our ability to attract and perform large, longer-term projects; our ability to insure against or otherwise cover the liability risks inherent in our business including environmental liabilities and professional engineering liabilities; our ability to manage the risks inherent in the government contracting business and the delivery of lump sum projects; our ability to manage the costs associated with our fixed price contracts; our ability to manage the risks inherent in international operations, including operations in war and conflict zones, our ability to identify and successfully integrate acquisitions; our ability to attract and retain professional personnel; changes in global business, economic, political and social conditions; intense competition in the global engineering, procurement and construction industry; civil unrest, security issues and other unforeseeable events in countries in which we do business; our failure to receive anticipated new contract awards; difficulties or delays incurred in the execution of contracts; and other risks and uncertainties set forth under Item 1A., Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2009, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward looking statements should not be regarded as representation or warranties by the Company that such matters will be realized.

Overview

        We are a large employee-owned professional engineering services firm providing engineering, construction, consulting, design, design-build, procurement, operations and maintenance, program management and technical services to U.S. federal, state, municipal and local government agencies, national governments, as well as private industry, around the world. Founded in 1946, we have approximately 23,000 employees in offices worldwide.

        Our revenues are dependent upon our ability to attract and retain qualified and productive employees, identify business opportunities, allocate our labor resources to profitable markets, secure new contracts, execute existing contracts, and maintain existing client relationships. Moreover, as a professional services company, the quality of the work generated by our employees is integral to our revenue generation.

        We believe we provide our clients with innovative project delivery using cost-effective approaches and advanced technologies. We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, markets and geographic reach, add value to the projects undertaken for clients, or enhance our capital strength. We believe that we are well positioned geographically, technically and financially to compete anywhere in the world in the key markets we have elected to pursue and the clients we serve.

        Mergers and acquisitions in our industry have resulted in a group of larger firms that offer a full complement of single-source services including studies, designs, construction, operations, maintenance and in some instances, facility ownership. Included in the current trend is the movement towards longer-term contracts for the expanded array of services, e.g., 5 to 20 year contracts. These larger, longer, full-service contracts require us to have substantially greater financial capital than has historically been necessary to remain competitive. There can be no assurances that we can continue to be successful when competing against public companies in our industry who have access to additional capital.

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

Results of Operations

Revenue and Operating Income of our Reportable Segments

        The results of operations for the three and nine months ended September 30, 2010 and 2009 by operating segment were as follows (in millions):

Three Months Ended September 30, 2010 and 2009

	2010			2009			Change
	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Government, Environment and Nuclear	$612.9	$10.7	$21.2	$549.4	$14.8	$84.2	$63.5	11.6%	$(4.1)	$(63.0)	(74.8)%
Facilities and Infrastructure	494.6	3.3	17.4	478.4	3.3	14.7	16.2	3.4%	—	2.7	18.4%
Energy	291.6	1.5	11.8	413.5	0.4	(5.5)	(121.9)	(29.5)%	1.1	17.3	—%
Other	—	—	(4.0)	—	—	(11.3)	—		—	7.3	64.6%

Total	$1,399.1	$15.5	$46.4	$1,441.3	$18.5	$82.1	$(42.2)	(2.9)%	$(3.0)	$(35.7)	(43.5)%

 Nine Months Ended September 30, 2010 and 2009

	2010			2009			Change
	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Government, Environment and Nuclear	$1,621.4	$40.8	$65.6	$1,423.7	$29.9	$107.8	$197.7	13.9%	$10.9	$(42.2)	(39.1)%
Facilities and Infrastructure	1,445.0	6.9	70.8	1,456.0	15.1	42.9	(11.0)	—%	(8.2)	27.9	65.0%
Energy	909.3	2.8	12.3	1,269.3	1.0	17.1	(360.0)	(28.4)%	1.8	(4.8)	(28.1)%
Other	—	—	(13.5)	—	—	(33.1)	—		—	19.6	59.2%

Total	$3,975.7	$50.5	$135.2	$4,149.0	$46.0	$134.7	$(173.3)	(4.2)%	$4.5	$0.5	—%

Government, Environment and Nuclear

        Revenue from our Government, Environment and Nuclear segment increased for the three and nine months ended September 30, 2010, compared to the same periods in the prior year by $63.5 million or 11.6%, and $197.7 million or 13.9%, respectively. The increase in revenue is primarily due to an increased volume of contracts in our nuclear market primarily generated as a result of the American Recovery and Reinvestment Act to accelerate environmental cleanups. In addition, our work under a nuclear remediation project in Washington began during the first half of 2009 and thus volumes increased in 2010 in comparison to 2009. The increase is partially offset by lower design volume due to slow release of work as well as the completion of work we performed on the recovery efforts on Hurricane Ike in 2009. Revenue volumes in our environmental markets remained relatively consistent with those in the prior year.

        Operating income decreased for the three months and nine months ended September 30, 2010 compared to the same periods in the prior year by $63.0 million and $42.2 million, respectively. The decrease for the three and nine months ended September 30, 2010 compared to the same periods in the prior year is primarily attributable to the gain of $58.2 million on the sale of EMS during the third quarter of 2009. The decrease in operating income is also attributable to lower design volume due to slow release of work as well as the completion of work we performed on the recovery efforts on Hurricane Ike in 2009 as discussed above. The decrease is partially offset by the increase in volume as a result of the American Recovery and Reinvestment Act to accelerate environmental cleanups.

Facilities and Infrastructure

        Revenue from our Facilities and Infrastructure segment increased $16.2 million for the three months ended September 30, 2010 compared to the same period in the prior year and remained relatively unchanged for the nine months ended September 30, 2010 compared to the same period in the prior year. The increase is primarily attributable to the growing demand in our water consulting business in North America, the Middle East, and Europe in addition to increased volumes in our operations and management (O&M) business due to the transition of certain design-build-operate water projects into the operation phases of the projects. The increase is partially offset by reduced workload in our transportation consulting markets due to the economic environment. Our manufacturing and life sciences business also have continued to experience a decline in volumes in both domestic and international markets.

        Operating income increased for the three and nine months ended September 30, 2010, compared to the same periods in the prior year by $2.7 million and $27.9 million, respectively. The increase in operating income compared to the prior year is primarily associated with the increased revenues discussed above as well as the successful implementation of overhead cost controls within the segment in response to the overall decline in market and economic conditions. Operating income was also positively impacted by the successful negotiation of disputed change orders on a water and O&M project in 2010. Additionally, Facilities and Infrastructure segment operating income in 2009 was negatively impacted by significant write offs of uncollectible receivables on two projects in the Middle East which did not re-occur in 2010.

Energy

        Revenue from our Energy segment decreased for the three and nine months ended September 30, 2010, compared to the same periods in 2009 by $121.9 million or 29.5%, and $360.0 million or 28.4%, respectively. The decrease in revenue is primarily attributable to a decrease in activity within the oil and gas businesses due primarily to constrained capital spending within the oil and gas industry and a continued highly competitive market. Revenues within our power business have slowed as large projects have been completed or are nearing completion during 2010 as well as an overall decline in the number of contract awards in this business.

        Operating income increased for the three months ended September 30, 2010 compared to the same period in the prior year by $17.3 million, and decreased for the nine months ended September 30, 2010 compared to the same period in the prior year by $4.8 million. In response to the decline in market conditions, our Energy segment reduced overhead spending and implemented cost control measures which significantly decreased the impact on our operating income.

Other

        The Other category primarily includes corporate expenses which represent centralized management costs that are not allocable to individual operating segments and primarily includes expenses associated with administrative functions such as executive management, human resources, legal, treasury, accounting and tax, and general business development efforts. The decrease of $7.3 million and $19.6 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in the prior year is due to our continued overhead cost reduction efforts.

Provision for Income Taxes

        The effective tax rate for the three months ended September 30, 2010 was 38.8% compared to 29.7% for the same period in the prior year. The effective tax rate for the nine months ended September 30, 2010 was 37.0% compared to 29.9% for the same period in the prior year. The effective tax rates in 2010 were higher in comparison to the effective rates in 2009 due to the expiration of the research and experimentation credit at the end of 2009 as well as negative impacts caused by certain foreign operating results. In addition, the effective rates in 2009 were favorably impacted by the recognition of federal and state research and experimentation credits, which were finalized in the quarter ended September 30, 2009. CH2M HILL's effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

        As of September 30, 2010 and December 31, 2009, we had $14.2 million and $28.2 million, respectively, recorded as a liability for uncertain tax positions. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2010 and December 31, 2009, we had approximately $2.0 million and $4.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

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

Liquidity and Capital Resources

        Our primary sources of liquidity are cash flows from operations, borrowings under our revolving line of credit and other financing arrangements. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and repurchases of stock presented on our internal market. During the nine months ended September 30, 2010, we generated $124.8 million of cash from our operations compared to $203.7 million in the same period last year. The decrease in operating cash flow during the current period was partially attributable to the timing of income tax payments in addition to a decrease in collections on accounts receivable and a decrease in advance billings to customers. The decrease in operating cash flow is partially offset by an increase in distributions from unconsolidated affiliates as well as a decrease in cash contributions to employee benefit plans.

        We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at September 30, 2010, we have deemed the allowance for doubtful accounts to be adequate; however, economic conditions may adversely impact some of our clients' ability to pay our bills or the timeliness of their payments.

        Cash provided by investing activities was $8.1 million in the nine months ended September 30, 2010 compared to $10.3 million provided by investing activities for the same period in 2009. The cash provided by investing activities during the nine months ended September 30, 2010 totaled $100.8 million compared to $92.7 million used in investing activities. The majority of the cash used in our investing activities relates to the $37.1 million purchase of marketable securities of Scott Wilson Group plc, a design and engineering firm headquartered in the United Kingdom and cash used in our investments in affiliates (net of distributions of capital received). The majority of the cash provided by our investing activities relates to the increase of cash upon the consolidation of variable interest entities that we previously accounted for as unconsolidated affiliates as well as the cash from the proceeds on the sale of the marketable securities of Scott Wilson Group plc mentioned above. Additionally, during the nine months ended September 30, 2009, a significant portion of the cash provided by our investing activities was attributable to the proceeds from the sale of operating assets from our EMS business within our GEN segment.

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

        We have a credit agreement that provides for a $500.0 million revolving line of credit (RLOC) with an option to increase the initial borrowing capacity by up to an additional $250.0 million. The RLOC expires on August 31, 2012 and is used for general corporate purposes and acquisitions. The RLOC also provides that up to $250.0 million is available for the issuance of letters of credit to support various operating activities. At our option, the credit agreement bears interest at a rate equal to either the London InterBank Offered Rate (LIBOR) plus 0.75% to 1.50%, or the lender's applicable base rate less a discount rate up to 0.25%, based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. A commitment fee of approximately 0.10% to 0.25% per year on the unused portion of the line of credit is payable, based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of September 30, 2010, we did not have any borrowings against the RLOC. During 2010, amounts under the RLOC were borrowed in connection of an offer made to purchase Scott Wilson Group plc, a design and engineering firm headquartered in the United Kingdom. We subsequently declined to match a higher offer submitted by another bidder and, in July 2010, repaid the borrowings under the RLOC related to this potential acquisition. As of September 30, 2010, we had issued and outstanding letters of credit of $79.7 million reserved against the RLOC's borrowing base.

        Our RLOC agreement contains financial and other covenants, as well as limitations on other indebtedness, liens, acquisitions, mergers and dispositions. The credit agreement also contains customary events of default, including a default of covenant, a material inaccuracy of representations or warranties, bankruptcy events, and a change in control. As of September 30, 2010, we were in compliance with the covenants required by the credit agreement.

        Based on our total cash and credit capacity at September 30, 2010, we believe we have sufficient resources to fund our operations and repurchases of stock presented on our internal market, should we choose to do so, for the next 12 months and beyond. If and when we identify potential business acquisition candidates or incur additional capital expenditures, we expect to determine and put in place the combination of financing options that provides us the most efficient cost of capital.

Off-Balance Sheet Arrangements

        We have interests in multiple teaming arrangements, some of which are considered variable interest entities. These entities facilitate the completion of contracts that are jointly owned with our partners. These entities are formed to leverage the skills of the respective partners and include consulting, construction, design, program management and operations and maintenance contracts. Our risk of loss in these arrangements is usually shared with our partners. The liability of each partner usually is joint and several, which means that each joint venture partner may become liable for the entire risk of loss on the project.

        There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the nine months ended September 30, 2010, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

Aggregate Contractual Obligations

        We are committed to provide support for various provisions in engineering and construction contracts. Letters of credit are available to clients in the ordinary course of the contracting business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. We also post surety bonds, which are contractual agreements issued by a surety, for the purpose of guaranteeing our performance on contracts. Bid bonds are also issued by a surety to protect owners against our failure to perform obligations arising from a successful bid. Bid bonds are subject to full or partial forfeiture if we fail to enter into contracts under terms provided on our bids.

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

Recently Adopted Accounting Standards

        In June 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, revising the existing guidance on the consolidation and disclosures of variable interest entities which was codified in ASC 810-10. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The guidance also requires additional disclosures about a company's involvement with VIEs and requires us to continually assess any significant changes in risk exposure as well as our assessment of the primary beneficiary of the entity. ASC 810-10 is effective for us beginning January 1, 2010. For further discussion of the effect of the adoption, see Note 6.

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

Commitments and Contingencies

        CH2M HILL is party to various contractual guarantees and legal actions arising in the normal course of business. Because a large portion of CH2M HILL's business comes from the U.S. federal, state and municipal sources, CH2M HILL's procurement and certain other practices at times are subject to review and investigation by U.S. and state attorneys offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. government contracting. These investigations often take years to complete and many result in no adverse action or alternatively could result in settlement. Damages assessed in connection with and the cost of defending any such actions could be substantial.

While the outcomes of pending proceedings and legal actions are often difficult to predict, CH2M HILL's management believes that proceedings and legal actions currently pending would not result in a material adverse effect on CH2M HILL's results of operations or financial condition even if the final outcome is adverse to CH2M HILL.

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

        Foreign currency exchange rates.    We are exposed to foreign currency exchange risks in the normal course of our business operations outside of the U.S. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. From time to time we engage in forward foreign exchange contracts to selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures. The objective of our risk management is to protect our cash flows related to sales of services from market fluctuations in current rates. A five percent change in foreign currency rates would not have a significant impact on our financial position, results of operations or cash flows.

        Interest rates.    Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and the holdback contingency balance outstanding related to our acquisition of VECO. As of September, 30, 2010 there was not a balance on the unsecured revolving credit agreement, but there was approximately $47.1 million outstanding on the holdback contingency. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured revolving credit and agreement and the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $0.5 million.

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

        There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        The following table covers the purchases of our common shares by CH2M HILL during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July(a)	972	$40.66	—	—
August	—	—	—	—
September(b)	626,041	45.49	—	—

Total	627,013	45.48	—	—

(a)
Shares purchased by CH2M HILL from terminated employees.

(b)
Shares purchased by CH2M HILL in the Internal Market.

Item 6.    EXHIBITS

Exhibit Index

+*10.1	Form of Change of Control Agreement between CH2M HILL Companies, Ltd. and employee directors and executive officers effective as of July 1, 2010
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
Filed herewith

+
Indicates management contract or compensatory arrangement

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CH2M HILL Companies, Ltd.
Date: November 8, 2010	/s/ MICHAEL A. LUCKI Michael A. Lucki Senior Vice President and Chief Financial Officer (principal financial officer)