Form 10-K
period 2010-12-31
CH2M HILL COMPANIES LTD
filed 2011-03-01
CIK 777491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate value of common stock held by non-affiliates computed by reference to the price as of June 30, 2010 was approximately $1.2 billion.

         As of February 15, 2011, there were 30,696,136 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Information, required by Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from the CH2M HILL definitive proxy statement for its 2011 Annual Meeting of Shareholders to be held on May 2, 2011.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

        This Form 10-K contains various "forward-looking statements "within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Form 10-K, and are subject to various risks and uncertainties. Such forward looking statements are and will be subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward looking statements. Words such as "believes," "anticipates," "expects," "will," "plans" and similar expressions are intended to identify forward looking statements. Additionally, forward looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except as required by applicable law. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements are listed in Item 1A, Risk Factors. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

PART I

Item 1.    Business

Summary

        CH2M HILL Companies, Ltd. was founded in 1946 and incorporated under the laws of the State of Oregon on November 9, 1965. We are a large employee owned professional engineering services firm providing engineering, construction, consulting, design, design-build, procurement, operations and maintenance, program management and technical services to U.S. federal, state, municipal, and local government agencies, national governments, as well as private sector clients worldwide. We have 23,000 employees in offices worldwide.

Our Operating Segments

        We provide services to our clients through three operating segments: Government, Environment and Nuclear (GEN), Facilities and Infrastructure, and Energy.

        Our GEN segment provides a comprehensive range of services to various U.S. federal government agencies as well as services to foreign governments and private industry. Our Facilities and Infrastructure segment provides a comprehensive range of services to various private industry segments, and state, local and provincial governments. Our Energy segment provides a comprehensive range of services to private sector clients. Financial information for each segment for each of the last three years, including 2010, is included in Note 16 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

        In order to improve our competitiveness, client service, and financial strength, effective January 1, 2011, we have reorganized our reporting structure under which our chief operating decision maker will be making strategic and operating decisions with regards to assessing performance and allocating resources. We believe this new organizational structure will help us deal with global economic and industry challenges, and better position us for a solid future. As a result, our water business will be reported with the Energy segment creating the Energy and Water segment. Additionally, our Industrial Systems business will be split based upon its operations and combined within our Environmental Services business and Water business and thus reflected in the GEN and Energy and Water segments, respectively. These changes began on January 1, 2011.

Our Clients and Key Markets

        We provide services to a diverse customer base including the U.S. federal and foreign governments and governmental authorities, various U.S. federal government agencies, provincial, state and local municipal government, major oil and gas companies, refiners and pipeline operators, metal and mining, automotive, food and beverage and consumer products manufacturers, microelectronics, pharmaceuticals and biotechnology companies. In 2010, we derived approximately 37% of our total revenues from contracts with the U.S. federal government.

        The following table summarizes our primary client types, revenues and key markets served by each of our operating segments.

Operating Segment	Client Type	% of 2010 Revenues	Key Markets
Government, Environment and Nuclear	U.S. Federal and	41%	•	Nuclear
	Foreign		•	Environmental Services
	Governments, Governmental Authorities and Utilities		•	Government Facilities and Infrastructure
Facilities and Infrastructure	State and Local Governments and	37%	•	Water, Wastewater and Water Resources
	Private Sectors		•	Transportation
			•	Operations Management
			•	Industrial and Advanced Technology
Energy	Private Sectors and	22%	•	Energy and Chemicals
	Utilities		•	Industrial Systems
			•	Power

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

Public Sector Clients				Private Sector Clients
•	U.S. Department of Energy	•	United Kingdom Atomic	•	Major oil and gas companies,
	(DOE)		Energy Authority		refiners and pipeline
•	U.S. Department	•	United Kingdom		operators
	of Defense		Nuclear Decommissioning	•	Power utilities
•	U.S. Department of		Authority	•	Chemicals, bioprocessing
	the Interior	•	Republic of Korea Ministry		and refining companies
•	U.S. Air Force		of Defense	•	Metals and mining
•	U.S. Navy	•	U.S. cities	•	Microelectronics
•	U.S. Army Corps of	•	Foreign cities		manufacturers
	Engineers	•	U.S. airports and seaports	•	Pharmaceutical and
•	Federal Emergency	•	U.S. and State Departments		biotechnology companies
	Management Agency		of Transportation	•	Automotive, food and
	(FEMA)	•	State Transit		beverage, metals and
•	Department of		Authorities		consumer product
	Homeland Security	•	Water and Wastewater		manufacturers
•	U.S. Agency for		Municipalities	•	Renewable energy
	International Development	•	Panama Canal Authority		companies
	(USAID)	•	London 2012 Olympic
•	U.S. Environmental		Delivery Authority
Protection Agency
•	U.S. Federal Emergency
Management Agency

Key Markets

        The following is a description of each of our key markets within our operating segments and the services we provide.

Government, Environment & Nuclear Division

        The GEN operating division comprises three businesses—Government Facilities and Infrastructure (GF&I), Environmental Services, and Nuclear. GEN provides a full range of services—program management, engineering, design, construction, environmental remediation, operation and maintenance, decontamination and decommissioning, facility closure, sustainable solutions, and consulting services—to clients worldwide, including our largest client, the U.S. federal government.

        Government Facilities and Infrastructure—Our GF&I business ensures value-added mission success for our government clients globally by safely delivering flexible and sustainable facilities, infrastructure, and contingency solutions on any scale worldwide. GF&I designs, constructs, operates, or maintains various categories of facility and infrastructure at all types of government and military installations. In addition, GF&I maintains a focus on sustainability to optimize client goals while minimizing impacts and costs. GF&I service offerings include contingency and logistics, design-build services, engineering and design, operations and maintenance, planning and consulting, and program management. The U.S. Department of Defense is GF&I's largest client. We also provide a multitude of services to other government agencies such as the Federal Emergency Management Agency, U.S. Agency for International Development, Department of Energy, and Department of Homeland Security. We continue to expand our U.S. government client base, both within the U.S. and internationally.

        Environmental Services—The Environmental Services business is dedicated to protecting public health, preserving the environment, and restoring impacted natural resources. We achieve this mission by offering services within five market segments: integrated waste solutions, munitions response, natural resources planning and management, sediment management and remediation, and site remediation and revitalization. Clients include a broad spectrum of U.S. government agencies and departments; multi-national industrial clients; numerous U.S. municipalities and port authorities; and international clients in both the public and private sector. Beginning in 2011, the life cycle services for the industrial market from the Industrial Systems business was combined with the Environmental Services business to bring all our industrial environmental services capabilities under the same management. A key differentiator for us with both our government and multinational clients is project delivery with a global footprint—our ability to effectively and consistently deploy our systems and processes (especially safety, environmental compliance, and project management) throughout the world with little deviation.

        Nuclear—The Nuclear business specializes in the management of complex nuclear programs and projects around the globe. Our experience includes more than two decades of managing and operating nuclear facilities and providing innovative cleanup and environmental remediation for commercial and government facilities and sites worldwide. A key strength is our ability to manage large nuclear projects with inherent radiological, chemical, and industrial safety challenges—complex challenges that few companies can manage successfully. CH2M HILL provides innovative cleanup and closure solutions for contaminated sites in the U.S. Department of Energy (DOE) nuclear weapons complex and at United Kingdom Nuclear Decommissioning Authority sites in Great Britain. In the commercial nuclear sector, we provide program management and program advisory services, as well as planning, permitting, and licensing of new nuclear generating stations in compliance with current international regulatory requirements. Additional service offerings at government and commercial nuclear sites are: program management and owner's engineer services; decommissioning; waste management; waste fuel strategies; support service operations; and planning, permitting, and licensing of new nuclear generating stations. With a solid record of successfully mitigating the risks and hazards on environmental management programs, CH2M HILL has completed a significant amount of decommissioning as a contractor in the DOE complex (nearly 9.1 million square feet). We continue to build our commercial nuclear offerings while maintaining our preeminent position in liabilities management.

Facilities & Infrastructure Division

        The Facilities and Infrastructure (F&I) Division comprises four businesses: Water, Industrial and Advanced Technology, Transportation, and Operations and Maintenance (O&M). The Division also provides enterprise stewardship for the development of our facilities market penetration strategy, the urban development practice, and the O&M collaborative working group, which is responsible for identifying ways to better leverage our O&M capabilities that reside in various businesses. F&I's portfolio of services include: consulting, design, design-build, operations and maintenance, construction management, and program management.

        Water—In the Water business, we serve the water resources and ecosystem management; water treatment; conveyance and collection; wastewater treatment and reuse; and utility management market segments. We support the water-related needs of clients in the utility, industrial, government, energy, and agricultural sectors. Our broad portfolio of water solutions helps clients address the complex challenges related to population growth, water supply uncertainty, global climate change, regulatory changes, and increasing demand. Beginning in 2011, the industrial water capability from the Industrial Systems business was combined with the Water business to pursue the large and growing energy-related water market. Addressing the impacts of global climate change requires the ability to create solutions for the energy-water-carbon Nexus. Energy production requires a reliable, abundant, and predictable source of water, a resource that is already in short supply throughout much of the world. We work with clients to identify solutions for water and energy conservation, and to re-evaluate processes to achieve cost savings and reduce environmental impacts. Our geographic strategy is to expand market reach in North America, Europe, the Middle East, Singapore, and Australia. We will continue to capitalize on market drivers such as drought/water scarcity, aging infrastructure, global climate change, and regulatory requirements.

        Industrial and Advanced Technology—In our Industrial and Advanced Technology business, we serve the pharmaceutical, food processing, aerospace, automobile, metals, building materials, semiconductor, photovoltaic, flat panel, and life science manufacturing sectors. In addition, our IDC Architects group services the data center, nanotechnology, and university research sectors, as well as special economic zone developments. In addition, we serve the automobile and aerospace manufacturing segments. As the economy recovers, we will continue to expand market reach in Asia, North America, South America, and the Middle East. We are leveraging our strategic business planning capabilities to help clients structure and plan their high-volume manufacturing projects, and to provide follow-on design and construction services.

        Transportation—In the Transportation business, we serve the aviation, highway/bridge, ports and maritime, and transit and rail segments with both horizontal and vertical infrastructure development. For all of our clients, we provide design, value engineering, design-build, project/program management, construction management, feasibility studies, public involvement/community management, environmental, and sustainability planning. Airport services include airfield design, airfield infrastructure, airspace obstruction analysis, and noise analyses. For our highway and bridge clients, we provide corridor location studies, traffic engineering, intelligent transportation systems, bridge condition assessment and load ratings, and structural seismic analysis and retrofit design. Ports and maritime client services include architecture, commercial, and owner's representative. Transit and rail services include alternatives analysis, and security services for light rail, commuter rail, freight rail, bus rapid transit, and fleet maintenance facilities.

        Operations and Maintenance—In our Operations and Maintenance ("O&M") business, we provide communities and private companies with a broad range of tailored solutions. Our services include water and wastewater system and staff optimization; contract operations and maintenance of water, wastewater, and other municipal functions such as public works, and community development; facilities management; and O&M consulting. The geographic strategy is to expand market reach in North America, and we are positioning for growth in Australia, the Middle East, and Brazil. We see an increase in public-private partnerships for both full and customized service selection, as municipal and private entities continue to look for more ways to increase revenues and reduce costs through efficiency gains. Our O&M Collaborative Working Group combines established O&M services across our Energy, Environmental, Facilities, Transportation, Resources, and Water markets. We will continue to expand our consulting business and leverage cross-market synergies around design-build-operate, remediation, produced water, and manufacturing.

Energy Division

        The Energy Division is comprised of the Energy and Chemicals, Industrial Systems and Power businesses. The Energy Division also serves as the corporate steward of our Sustainability and Climate Change practice, and as the nexus of energy-water-carbon solutions to address emerging market needs. The portfolio of services include: consulting, design, design-build, operations, construction management, and program management.

        Energy and Chemicals—In the Energy and Chemicals business, we serve the upstream, midstream, and downstream sectors of the oil and gas industry. For the upstream sector, we perform modular fabrication, erection, and operations and maintenance services for oil and gas fields. In the midstream sector, we gather, store, and transport oil, natural gas, refined products, carbon dioxide, and other related hydrocarbons, liquids, and gases via pipelines, compression, pump stations, metering, tank farms, terminals, and related facilities. In the downstream sector, we provide technology evaluation and feasibility studies; design and construction of refinery units, terminals, pipelines, pump stations, and cogeneration facilities; design, fabrication, and installation of modules and pipe racks; turnarounds and revamps; effluent treatment; refinery conversion to heavy crude oil processing; flue gas scrubbing; and process safety management. We look to expand our business in Alaska, Canada, and the Middle East. In Chemicals, we serve all segments of the industry, including petrochemicals and derivatives, inorganics, specialties, and agricultural chemicals, with a specialization in "first of kind" processes. We provide a full-suite of solutions for polysilicon, chemicals from alternative feedstocks, alkalis and chlorine, synthetic performance fibers, monomers and polymers, and resins and plastics plants. Our services cover the entire lifecycle from green field, design, construction, operations and maintenance, and retrofit, to decommissioning and remediation. We serve clients in North and South America, China, and Europe.

        Industrial Systems—In our Industrial Systems business, we provide a broad array of life cycle services to industrial markets to improve the performance and operations of industrial facilities. These services typically include consulting, design, project, licensing, air quality management, environmental, health and safety auditing and performance, regulatory compliance, renewable energy and facility sustainability analysis, risk assessment and ecosystems management.

        Power—In our Power business, we design and build power generation facilities that produce energy from natural gas, coal, oil, solar, wind, biomass, and geothermal sources. Our portfolio includes coal/integrated gasification, combined-cycle, simple-cycle, clean air, alternative/waste fuels, and cogeneration projects. We also repower, upgrade, or modify existing plants to improve performance and achieve clean air standards. Our delivery of full-service engineer-procure-construct services helps clients craft long-term strategies while addressing the ongoing market challenges around unpredictable and changing electricity demand, transmission capacity constraints, changing environmental regulations and policies, aging infrastructure, outdated technologies, water constraints, and fuel diversification.

        Our Sustainability and Climate Change practice encompasses facilities and land development, sustainable cities, carbon and energy management, natural resources planning and management, and site remediation. We bring together strategists, scientists, architects, engineers, technologists, and economists to evaluate opportunities and work collaboratively to deliver lasting solutions that benefit our clients, their communities, and the environment. We also have a diverse platform of tools, technology, and best practices to help clients make well informed decisions and to evaluate the overall sustainability of various options.

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

Backlog

        We define backlog as signed contracts and task orders less previously recognized revenue on such contracts and task orders. In addition, we also include amounts under notices to proceed that have been received from clients and are expected to be recognized as revenues when future services are performed. Our operations and maintance contracts are included for the non-cancellable term of the contract. Unexercised options under any contract are not included in our backlog. Our backlog also reflects our proportionate share of future activities related to consolidated and unconsolidated joint ventures. Many of our contracts require us to provide services that span over a number of fiscal years. U.S. government agencies operate under annual fiscal appropriations by Congress and fund various federal contracts only on an incremental basis. The same is true of many state, local and foreign contracts.

        The following table provides backlog revenues by operating segment for the years ended December 31:

($ in millions)	2010	2009
Government, Environment and Nuclear	$3,304.5	$4,629.3
Facilities and Infrastructure	2,186.8	2,237.4
Energy	746.5	772.3

	$6,237.8	$7,639.0

        The decrease in the GEN segment backlog is due to a decrease in the American Recovery and Reinvestment Act (ARRA) funding.

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

Risks Related to Our Business

Unpredictable economic cycles, uncertain demand for our engineering and related services, and failure by our major customers to pay our fees, could cause our revenue to fluctuate or be uncollectible.

        Demand for our engineering and other services is affected by the general level of economic activity in the markets in which we operate, both in and outside of the U.S. Our customers and the markets in which we compete to provide services are likely to experience periods of economic decline from time-to-time. In particular, the recent global economic downturn and governmental tax revenue declines resulted in a slowdown in demand for our services in oil and gas, state and municipal infrastructure, manufacturing and industrial clients.

        Adverse economic conditions may decrease our customers' willingness to make capital expenditures or otherwise reduce their spending to purchase our services, which could result in diminished revenues and margins for our business. The demand for services depends on the demand and capital spending of our customers in their target markets, some of which are cyclical in nature. Adverse economic conditions could alter the overall mix of services that our customers seek to purchase, and increased competition during a period of economic decline could force us to accept contract terms that are less favorable to us than we might be able to negotiate under other circumstances. Changes in our mix of services or a less favorable contracting environment may cause our revenues and margins to decline. Moreover, our customers impacted by the economic downturn could delay or fail to pay our fees. If a customer failed to pay a significant outstanding fee, our financial results could be adversely affected and our stock price could be reduced. Adverse credit market conditions could negatively impact our customers' ability to fund their projects and therefore utilize our services; they can also impact subcontractors' and suppliers' ability to deliver work. These credit disruptions could negatively impact our backlog and profits, and could increase our costs or adversely impact project schedules.

        The uncertainties involved in prolonged procurement processes associated with our projects make it particularly difficult to predict whether and when we will receive a contract award. The uncertainty of contract award timing can present difficulties in matching our workforce size with our project needs. If an expected project award is delayed or not received, we could incur costs resulting from idle workforce reductions in staff, or redundancy of facilities that would have the effect of reducing our profits.

Changes and fluctuations in government's spending priorities could adversely affect our revenue expectations.

        Because a substantial part of our overall business is generated either directly or indirectly as a result of U.S. federal, state and local government regulatory and infrastructure priorities, shifts in these priorities due to changes in policy imperatives or economic conditions are often unpredictable and may affect our revenues. Significant government budget deficits may result in delays or cancellations for some of our projects. In addition, any government shutdown could have an impact on our government projects including our ability to earn revenue on those projects, and could have an adverse impact on our financial condition.

        Political instability in key regions around the world coupled with the U.S. federal government's commitment to the war on terror put U.S. federal discretionary spending at risk, including spending on infrastructure projects that are of particular importance to our business. At the state and local levels, the need to compensate for reductions in the federal matching funds, as well as financing of federal unfunded mandates, creates pressures to cut back on infrastructure project expenditures. While we have won and are continuing to seek federal contracts related to changing U.S. federal government priorities, such as unforeseen disaster response, rebuilding efforts in countries impacted by war on terror, and other projects that reflect current U.S. government focus, there can be no assurances that changing U.S. government priorities and spending would not adversely affect our business.

Government contracts present risks of termination for convenience, adjustment of payments received, restrictions on ability to compete for government work and funding constraints.

        In 2010, we derived approximately 37% of our total revenues from contracts with the U.S. federal government. The following risks are inherent in U.S. federal government contracts:

  •
  Because U.S. federal laws permit government agencies to terminate a contract for convenience, our U.S. government clients may terminate or decide not to renew our contracts with little or no prior notice.

  •
  Payments we receive from our U.S. government clients, our books, records and processes are subject to audit by various U.S. governmental agencies for several years after these payments are made. Based on these audits, the U.S. government may adjust or demand repayment of payments we previously received, or withhold a portion of fees due to us because of unsatisfactory audit outcomes. Audits have been completed on our U.S. federal contracts through December 31, 2006, and are continuing for subsequent periods. Audits performed to date have not resulted in material adjustments to our financial statements. Unsatisfactory audit results may impact our ability to bid or win future U.S. government contract work. In addition, as a government contractor, we are subject to increased risks of investigation, criminal prosecution and other legal actions and liabilities to which purely private sector companies are not. The results of any such actions could adversely impact our business and have an adverse effect on our consolidated financial statements.

  •
  Our ability to earn revenues from our existing and future U.S. federal government projects will depend upon the availability of funding from U.S. federal government agencies. We cannot control whether those clients will fund or continue funding our existing projects.

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

  •
  Many U.S. federal government programs in which we work require security clearances. Security clearances can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain necessary security clearances, we may not be able to win new business or will not be able to renew existing contracts. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract, which could adversely affect our business and results of operations.

        Our ability to secure new government contracts and our revenues from existing government contracts could be adversely affected by any one or a combination of the factors listed above.

Many of our projects are funded by U.S. federal, state and local governments and if we violate applicable law governing this work, we are subject to the risk of suspension or debarment from government contracting activities, which could have a material adverse affect on our business and results of operations.

        If we fail to comply with the terms of one or more of our government contracts or statutes and regulations that govern this type of work, or if we or our employees are indicted or convicted on criminal charges (including misdemeanors) relating to any of our government contracts, in addition to any civil or criminal penalties and costs we may incur, we could be suspended or debarred from government contracting activities for a period of time. Some U.S. federal and state statutes and regulations provide for automatic debarment in certain circumstances. The suspension or debarment in any particular case may be limited to the facility, contract or subsidiary involved in the violation or could be applied to the entire CH2M HILL family of companies in certain severe circumstances. Even a narrow scope suspension or debarment could result in negative publicity that could adversely affect our ability to renew contracts and to secure new contracts, both with governments and private customers, which could materially and adversely affect our business and results of operations.

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

        Our backlog at December 31, 2010 was $6.2 billion. We cannot assure that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, our ability to earn revenues from our backlog depends on the availability of funding for various government and private clients. Most of our industrial clients have termination for convenience provisions in their contracts. Therefore, project terminations, suspensions or reductions in scope may occur from time-to-time with respect to contracts reflected in our backlog. Some backlog reductions would adversely affect the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.

Our inability to attract and retain professional personnel could adversely affect our business.

        Our ability to attract, retain and expand our staff of qualified engineers and technical professionals will be an important factor in determining our future success and growth. The market for these professionals is competitive in and outside the U.S. As some of our key personnel approach retirement age, we are developing and implementing proactive succession plans. If we cannot attract and effectively implement our succession plans, we could have a material adverse impact on our business, financial condition, and results of operations. Since we derive a significant part of our revenues from services performed by our professional staff, our failure to retain and attract professional staff could adversely affect our business by impacting our ability to complete our projects and secure new contracts.

Our projects may result in liability for faulty engineering services.

        Our engineering practice involves professional judgments regarding the planning, design, development, construction, operations and management of industrial facilities and public infrastructure projects. Because our projects are often large and can affect many people, our failure to make judgments and recommendations in accordance with applicable professional standards could result in large damages and, perhaps, punitive damages. Although we have adopted quality control, risk management and risk avoidance programs designed to reduce potential liabilities, and carry professional liability to set off this risk, there can be no assurance that such programs will protect us fully from all risks and liabilities.

We could sustain losses on contracts that contain "fixed price" or "not to exceed" pricing provisions if our costs exceed the fixed or maximum prices.

        In 2010, we derived approximately 29% of our revenues from "fixed price" contracts and approximately 41% of our revenues from time-and-materials contracts, most of which had "not to exceed" price limits. Under "fixed price" contracts, we agree to deliver projects for a definite, predetermined price regardless of our actual costs incurred over the life of the project. Under time-and-materials contracts with "not to exceed" provisions, we are compensated for the labor hours expended at agreed-upon hourly rates plus cost of materials used; however, there is a stated maximum compensation for the services to be provided under the contract. Many fixed price and "not to exceed" contracts involve large industrial facilities and public infrastructure projects and present the risk that our costs to complete a project may exceed the fixed price or "not to exceed" price agreed upon with the client. The fixed or maximum fees negotiated for such projects may not cover our actual costs and desired profit margins. If our actual costs for a fixed or "not to exceed" price project are higher than we expect, our profit margins on the project will be reduced or we could suffer a loss.

Percentage-of-completion accounting used for our engineering and construction contracts can result in overstated or understated profits or losses.

        The revenue for our engineering and construction contracts is accounted for on the percentage-of-completion method of accounting. This method of accounting requires us to calculate revenues and profit to be recognized in each reporting period based on our predictions of future outcomes, including our estimates of the total cost to complete the project, project schedule and completion date, the percentage of the project that is completed and the amounts of any probable unapproved change orders. Our failure to accurately estimate these often subjective factors could result in reduced profits or losses.

Environmental regulations and related compliance investigations may adversely impact our project performance, expose us to liability and could adversely affect our revenues.

        A substantial portion of our business is generated either directly or indirectly as a result of laws and regulations related to environmental matters. In particular, our business involves significant risks including the assessment, analysis, remediation, handling, management and disposal of hazardous substances. As a result, we are subject to a variety of environmental laws and regulations governing, among other things, discharges of pollutants and hazardous substances into the air and water and the handling and disposal of hazardous waste including nuclear materials and related record keeping requirements. These laws and regulations and related investigations into our compliance, as it pertains to facility operations and remediation of hazardous substances, can cause project delays and, substantial management time commitment and may significantly add to our costs. Violations of these environmental laws and regulations could subject us to civil and criminal penalties and other liabilities, which can be very large. Although we have not been subject to any material civil or criminal penalties for violations of these laws to date, we have incurred costs and diverted resources to respond to reviews that have negatively impacted the profitability of some of our projects. While the costs of these reviews have not been material to our consolidated results of operations in the past, additional or expanded reviews or proceedings on environmental compliance, or any substantial fines or penalties, could affect our profitability and our stock price in the future, or could adversely affect our ability to compete for new business. Changes in environmental regulations could affect our business more significantly than other engineering firms. Accordingly, a reduction in the number or scope of these laws and regulations, or changes in government policies regarding the funding, implementation or enforcement of such laws and regulations, could significantly reduce one of our most important markets and limit our opportunities for growth or reduce our revenues. In addition, any effort by government agencies to reduce the role of private contractors in regulatory programs, including environmental compliance projects, could have material adverse effects on our business.

We may not be successful in growing through acquisitions or integrating effectively any businesses and operations we may acquire.

        Our success depends on our ability to continually enhance and broaden our service offerings and our service delivery footprint in response to changing customer demands, technology, and competitive pressures. Numerous mergers and acquisitions in our industry have resulted in a group of larger firms that offer a full complement of single source services including studies, design, engineering, procurement, construction, operations, maintenance, and facility ownership. To remain competitive, we may acquire new and complementary businesses to expand our portfolio of services, add value to the projects undertaken for clients or enhance our capital strength. We do not know if we will be able to complete any future acquisitions or whether we will be able to successfully integrate any acquired businesses, operate them profitably, or retain their key employees.

        When suitable acquisition candidates are identified, we anticipate significant competition when trying to acquire these companies, and there can be no assurance that we will be able to acquire such acquisition targets at reasonable prices or on favorable terms. If we cannot identify or successfully acquire suitable acquisition candidates, we may not be able to successfully expand our operations. Further, there can be no assurance that we will be able to generate sufficient cash flow from an acquisition to service any indebtedness incurred to finance such acquisitions or realize any other anticipated benefits. Nor can there be any assurance that our profitability will be improved as a result of these acquisitions. Any acquisition may involve operating risks, such as:

  •
  the difficulty of assimilating the acquired operations and personnel and integrating them into our current business;

  •
  the potential impairment of employee morale;

  •
  the potential disruption of our ongoing business;

  •
  preserving important strategic and customer relationships;

  •
  the diversion of management's attention and other resources;

  •
  the risks of entering markets in which we have little or no experience;

  •
  the possibility that acquisition related liabilities that we incur or assume may prove to be more burdensome than anticipated;

  •
  the risks associated with possible violations of the Foreign Corrupt Practices Act and other anti-corruption laws as a result of any acquisition; and

  •
  the possibility that any acquired firms do not perform as expected.

The success of our joint ventures depends on the satisfactory performance by our joint venture partners. The failure of our joint venture partners to perform their obligations could impose on us additional financial and performance obligations that could result in reduced profits or significant losses on the projects that our joint ventures undertake.

        We routinely enter into joint ventures as part of our business. The success of these joint ventures depends, in large part, on the satisfactory performance of our joint venture partners. If our joint venture partners fail to satisfactorily perform their joint venture obligations as a result of financial or other difficulties, the joint venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and project delivery. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture.

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

        We are dependent on the cash flows generated by our subsidiaries and, consequently, on their ability to collect on their respective accounts receivables. Substantially all of our cash flows necessary to meet our operating expenditures are generated by our subsidiaries. The financial condition and operational requirements of our foreign subsidiaries may limit our ability to obtain cash from them. In addition, we conduct some operations through joint ventures. We do not manage all of these entities. Even in those joint ventures that we manage, we are often required to consider the interests of our joint venture partners in connection with decisions concerning the operations of the joint ventures. Arrangements involving our foreign subsidiaries and joint ventures may restrict us from gaining access to the cash flows or assets of these entities. In addition, our foreign subsidiaries sometimes face governmentally imposed restrictions on their abilities to transfer funds to us.

Our dependence on subcontractors and equipment manufacturers could adversely affect us.

        We rely on third party subcontractors as well as third party equipment manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed price contracts, we could experience losses in the performance of these contracts. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. These risks are potentially more significant in the current economic downturn if financial difficulties in our supply chain cause our services or equipment suppliers not to be able to support the demands and schedules of our business. This may reduce the profit we expect to realize or result in a loss on a project for which the services, equipment or materials were needed.

We face special risks associated with our international business.

        In 2010 and 2009, we derived approximately 21% and 18%, respectively, of our revenues from operations outside of the U.S. Conducting business abroad is subject to a variety of risks including:

  •
  Because our financial results are reported in U.S. dollars, currency exchange rate fluctuations, restrictions on currency movement and impact of international tax laws could adversely affect our results of operations, if we are forced to maintain assets in currencies other than the U.S. dollar.

  •
  Political and economic instability and unexpected changes in regulatory environment in countries outside the U.S. could adversely affect our projects overseas and our ability to repatriate cash.

  •
  Inconsistent and diverse regulations, licensing and legal requirements may increase our costs because our operations must comply with a variety of laws that differ from one country to another.

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

        While we are monitoring such regulatory, geopolitical and other factors, we cannot assess with certainty what impact they may have over time on our business.

Special risks associated with doing business in highly corrupt environments.

        The global nature of our business creates various domestic and local regulatory challenges. Our operations include projects in developing countries and countries torn by war and conflict. Many of these countries are rated poorly by Transparency International, the independent watchdog organization for government and institutional corruption around the world. Our operations outside of the U.S. are subject to the Foreign Corrupt Practices Act (FCPA) and similar anti-bribery laws in other jurisdictions which generally prohibit companies and their intermediaries from paying or offering anything of value to foreign government officials for the purpose of obtaining or retaining business, or otherwise receiving discretionary favorable treatment of any kind. In particular, we may be held liable for actions taken by our local partners, subcontractors and agents even though such parties are not always subject to our control. Any determination that we have violated the FCPA or any similar anti-bribery laws in other jurisdictions (whether directly or through acts of others, intentionally or through inadvertence) could result in sanctions that could have a material adverse effect on our business and our reputation and on our ability to secure U.S. federal government and other contracts. While our staff is trained on FCPA and other anti-corruption laws and we have procedures and controls in place to monitor compliance, situations outside of our control may arise that could potentially put us in violation of the these regulations and thus negatively impact our business. In addition, we are also subject to various international trade and export laws. Any misconduct, fraud, non-compliance with applicable governmental laws and regulations, or other improper activities by our employees, agents or partners could have a significant impact on our business, financial results and reputation and could subject us to criminal and civil enforcement actions.

We face risks associated with working in locations where there are high security risks.

        Some of our projects are performed in locations known for their high security risks. In these high risk locations, we may incur substantial security costs to maintain the safety of our employees and work sites. Despite our best efforts, we cannot guarantee the safety of our employees and we may suffer future losses of employees and subcontractors.

We face risks associated with our work sites and the maintenance of adequate safety standards.

        Construction and maintenance sites are inherently dangerous workplaces and place our employees in close proximity to dangers of the work site, such as mechanized equipment, moving vehicles,

chemical and manufacturing process and materials. Our failure to maintain and implement adequate safety standards and procedures could have a material adverse impact on our business, financial condition and results of operations.

Systems failures could disrupt our business and impair our ability to effectively provide our services to our customers, which could damage our reputation and adversely affect our operating results.

        As a global company, we are heavily reliant on computer, information and communications technology and related systems. From time to time, we may be subject to systems failures, including network, software or hardware failures, whether caused by us, third party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Such failures could cause loss of data and interruptions or delays in our or our customers' businesses and could damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Losses that may occur as a result of any system or operational failure or disruption may cause our actual results to differ materially from those anticipated.

Our businesses could be materially and adversely affected by severe weather.

        Repercussions of severe weather conditions may include:

  •
  Evacuation of personnel and curtailment of services which may be temporary in nature;

  •
  Increased labor and materials costs in areas impacted by weather and subsequent increased demand for labor and materials for repairing and rebuilding;

  •
  Weather related damage to our jobsites or facilities;

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

Rising inflation, interest rates and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts.

        Because a significant portion of our revenues is earned from time-and-materials type contracts, guaranteed maximum price contracts and fixed price contracts, as well as contracts that base significant financial incentives on our ability to keep costs down, we bear some or all of the risk of rising inflation with respect to those contracts. In addition, if we expand our business into markets and geographic areas where "fixed price" work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates and/or construction costs could have a material adverse impact on our business and financial results.

Inability to secure adequate bonding would impact our ability to win projects.

        As is customary in our industry, we are often required to provide performance and surety bonds to customers in connection with our construction, EPC and fixed price projects. These bonds indemnify the customer if we fail to perform our obligations under the contract. Failure to provide a bond on terms and conditions desired by a customer may result in an inability to compete for or win projects. Historically, we have had and continue to have good relationships with our sureties and have a strong bonding capacity. The issuance of bonds under any bonding facilities, however, is at the sureties' sole discretion. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding may result in our ineligibility to bid for construction, EPC and fixed price projects, which could have a material adverse effect on our growth and financial condition.

It can be difficult or expensive to obtain the insurance we need for our business operations.

        As part of our business operations, we maintain insurance both as a corporate risk management strategy and to satisfy the requirements of many of our contracts. Insurance products go through market fluctuations and can become expensive and sometimes very difficult to obtain. We work with a diversified team of insurers to reduce our risk of available capacity. There can be no assurances, however, that we can secure all necessary or appropriate insurance in the future at an affordable price for the required limits. Our failure to obtain such insurance could lead to uninsured losses that could materially adversely affect our results of operations or financial condition.

        Our present assessment of the insurance market is that there is adequate capacity to cover our insurance needs at reasonable cost. Currently our insurance and bonds are purchased from several of the world's leading and financially stable providers often in layered insurance or co-surety arrangements. The built-in redundancy of such arrangements usually enables us to call upon existing insurance and surety suppliers to fill gaps that may arise if other such suppliers become financially unstable. Our risk management personnel continuously monitor the developments in the insurance market and financial stability of the insurance providers.

Actual results could differ from the estimates and assumptions used to prepare our financial statements.

        In order to prepare financial statements in conformity with generally accepted accounting principles in the U.S., we are required to make estimates and assumptions as of the date of the financial statements which affect the reported values of our assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by us include:

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

  •
  Accruals for self insurance programs for medical, workers compensation, general liability and professional liability;

  •
  Recoverability of deferred tax assets and the related valuation allowances, and accruals for uncertain tax positions;

  •
  Stock option valuation model assumptions;

  •
  Accruals for other estimated liabilities;

  •
  Employee incentive plans and stock valuation;

  •
  Variable interest entities; and

  •
  Asset valuations.

We face risks associated with preserving data privacy.

        Because of recent advancements in technology and well-known efforts on the part of various organizations to breach data security of large companies, we face risks associated with potential failure to adequately protect critical corporate, client, and employee data which, if released, could adversely impact our client relationships, our reputation, and even violate privacy laws. As part of our business, we develop, receive and retain confidential data about our company and our clients including the U.S. federal and other governments' classified or sensitive information. Our failure to adequately protect such data and keep the information confidential could result in significant damage to our company and our clients, and have a financial impact on our results of operations and financial condition.

Risks Related to Our Internal Market

Absence of a public market may prevent you from selling your stock and cause you to lose all or part of your investment.

        There is no public market for our common stock. While we intend the internal market to provide liquidity to shareholders, there can be no assurance that there will be enough orders to purchase shares to permit shareholders to sell their shares on the internal market, or that our internal trading market will be sustained in the future. The price in effect on any trade date may not be attractive enough to buyers and sellers to result in a balanced market because the price is determined by our Board of Directors based on their judgment of fair value, and not by actual market trading activity. Moreover, although CH2M HILL may participate in the internal market as a buyer of common stock if there are more sell orders than buy orders in the market, we have no obligation to engage in internal market transactions and will not guarantee market liquidity. Consequently, insufficient buyer demand could cause sell orders to be prorated, or could prevent the internal market from opening on any particular trade date. Insufficient buyer demand could cause shareholders to suffer a total loss of investment or substantial delay in their ability to sell their common stock. No assurance can be given that shareholders desiring to sell all or a portion of their shares of common stock will be able to do so.

Transfer restrictions on our common stock could prevent you from selling your common stock and cause you to lose all or part of your investment.

        Since all of the shares of our common stock are subject to transfer restrictions, you will generally only be able to sell your common stock through our internal market on the scheduled trade dates each year. Unlike shares that are actively traded in public markets, you will not be able to sell your shares on demand. Our common stock price could decline between the time you want to sell and the time you become able to sell. For a detailed discussion of the transfer restrictions on our common stock, see "Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in Item 5 of this Annual Report on Form 10-K.

Our stock prices are and will continue to be determined by our Board of Directors' judgment of fair value and not by market trading activity.

        The prices of our common stock at each trade date are established by our Board of Directors based on the factors that are described in Item 5 of this Annual Report on Form 10-K. Our Board of Directors sets the stock price in advance of each trade date, and all trades on our internal market are transacted at the price established by our Board. The market trading activity on any given trade date, therefore, cannot affect the price on that trade date. This is a risk to you because our common stock price will not change to reflect supply of and demand for shares on a given trade date as it would in a public market. You may not be able to sell shares or you may have to sell your shares at a price that is lower than the price that would prevail if the internal market price could change on a given trade date to reflect supply and demand. Our Board of Directors endeavors to use the common stock valuation methodology that results in the stock price that represents fair value. The valuation methodology used to determine fair value is subject to change at the discretion of our Board of Directors.

The limited market and transfer restrictions on our common stock, as well as restrictions in our restated articles of incorporation and bylaws, will likely have anti-takeover effects.

        Only our active and retired employees, directors, eligible consultants, and employee benefit plans may own our common stock and participate in our internal market. We also have significant restrictions on the transfer of our common stock other than through sales on our internal market. These limitations make it extremely difficult for a potential acquirer who does not have the prior consent of our Board of Directors to attain control of our company, regardless of the price per share an acquirer might be willing to pay and whether or not our shareholders would be willing to sell at that price. In addition, restrictions in our restated articles of incorporation and bylaws may make it more difficult for our stockholders to elect directors not endorsed by management.

Future returns on our common stock may be significantly lower than historical returns.

        We cannot assure you that our common stock will provide returns in the future comparable to those achieved historically or that the price will not decline.

Item 1B.    Unresolved Staff Comments

  None

Item 2.    Properties

        Our operations are conducted at both owned and leased properties in over 35 countries throughout the world. Our corporate headquarters are located in Englewood, Colorado, where we lease approximately 155,000 square feet of space. The lease on our corporate headquarters building expires in 2017, with an option to extend the term twice for either a ten or five year term. We believe that our existing facilities are adequate for the present needs of our business and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations.

Item 3.    Legal Proceedings

        We are a party to various contractual guarantees and legal actions arising in the normal course of our business. From time to time, agencies of the U.S. government investigate whether we conduct our operations in accordance with applicable regulatory requirements. Because a large portion of our business comes from U.S. federal, state, and municipal sources, our procurement and certain other practices at times are subject to review and investigation by U.S. and state attorneys offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. government contracting. These investigations often take years to complete and many result in no adverse action or alternatively, could result in settlement. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcomes of pending proceedings and legal actions are often difficult to predict, our management believes that proceedings and legal actions currently pending would not result in a material adverse on our results of operations or financial condition even if the final outcome is adverse to CH2M HILL.

Item 4.    Removed and Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        We are employee owned. As a result, our stock is only available to certain active and retired employees, directors, eligible consultants and benefit plans. There is no market for our stock with the general public. In order to provide liquidity for our shareholders, an internal market (Internal Market) is maintained through an independent broker, currently Neidiger, Tucker and Bruner, Inc. (NTB).

        The Internal Market enables eligible participants to offer to sell or purchase shares of our common stock on predetermined days (each, a Trade Date). The Trade Dates are determined by our Board. Generally, there are four Trade Dates each year. Currently our Board of Directors meetings are scheduled quarterly. All sales of our common stock are made at the price determined by our Board of Directors pursuant to the valuation methodology described below.

        All sales of common stock on the Internal Market are restricted to the following authorized buyers:

  •
  Our employees, directors and eligible consultants

  •
  Trustees of the benefit plans

  •
  Administrator of the Payroll Deduction Stock Purchase Plan (PDSPP)

        We may impose limitations on the number of shares that an individual may purchase when there are more buy orders than sell orders for a particular Trade Date. After our Board of Directors determines the stock price for use on the next Trade Date, all shareholders, employees, directors and eligible consultants will be advised as to the new stock price and the next Trade Date.

        Our Internal Market is managed through an independent broker, currently NTB, which acts upon instructions from the buyers and sellers to affect trades at the stock price set by our Board of Directors and in accordance with the Internal Market rules. NTB does not play a role in determining the price of our common stock and is not affiliated with us. Individual stock ownership account records are currently maintained by our in-house transfer agent.

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

        If the aggregate purchase orders exceed the number of shares available for sale and we choose not to issue additional shares, the following prospective purchasers will have priority to purchase shares, in the order listed:

  •
  Administrator of the PDSPP

  •
  Trustees of the 401(k) Plan

  •
  Internal Market participants on a pro-rata basis (including purchases through pre-tax and after-tax deferred compensation plans)

        In 2010, all sellers on the Internal Market, other than us and the trustees of the 401(k) Plan, paid NTB a commission equal to two percent of the proceeds from such sales. The commission rate changed effective on February 11, 2011, to 3 tenths of one percent (.3%) of proceeds from such sales. Employees who sell their common stock upon retirement from CH2M HILL will have the option to sell the common stock they own on the Internal Market and pay a commission on the sale or to sell to us without paying a commission. In the latter case, the employee will sell their common stock to us at the price in effect on the date of their termination in exchange for a four-year note at a market interest rate determined biannually. No commission is paid by buyers on the Internal Market.

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

        Total Shareholders' Equity ("SE").    "SE" is total shareholders' equity, which includes intangible items, as set forth on our most recent available quarterly or annual financial statements. Our Board of Directors, at its discretion, may exclude from the Shareholders' Equity parameter nonrecurring or unusual transactions that the market would not generally take into account in valuing an equity security. The exclusions from Shareholders' Equity will generally be those transactions that are non-cash and are reported as "accumulated other comprehensive income (loss)" on the face of our consolidated balance sheet. For example, our Board of Directors excluded, and will continue to exclude, a non-cash adjustment to shareholders' equity related to the accounting for our defined benefit pension and other postretirement plans. Because this adjustment is unusual and will fluctuate from period to period, our Board of Directors excluded it from the "SE" parameter for stock valuation purposes. Similarly, other items that are reported as components of "accumulated other comprehensive income (loss)" are excluded from "SE" and include items such as unrealized gains/losses on securities and foreign currency translation adjustments.

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

        The "CS" calculation is done on a fully-diluted basis since we believe that taking into account the issuance of all securities that will affect the per share value is a better representation of the share value over time. We have more than a 30-year history in making annual grants of stock-based compensation. Therefore, we believe that we have sufficient information to reasonably estimate the number of such "to be issued" shares. This approach avoids an artificial variance in share value during the first calendar quarter of each year when the bulk of shares of our common stock are issued by us pursuant to our stock-based compensation programs.

        The following table shows a comparison of the "CS" value actually used by our Board of Directors to calculate stock prices on the dates indicated versus the year-to-date weighted-average number of shares of common stock as reflected in the diluted earnings per share calculation in our financial statements for the past three years.

(in thousands) Effective Date	CS	YTD Weighted- Average Number of Shares as reflected in Diluted EPS calculation
May 8, 2008	35,617	34,440
August 15, 2008	35,858	34,568
November 7, 2008	35,929	34,545
February 13, 2009	35,735	34,376
May 7, 2009	35,314	32,396
August 7, 2009	34,931	32,533
November 6, 2009	34,608	32,577
February 12, 2010	34,424	32,599
May 6, 2010	34,353	32,305
August 13, 2010	34,178	32,356
November 12, 2010	33,903	32,270
February 11, 2011	33,450	32,163

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

Effective Date	M	P	SE	CS	Price Per Share	Percentage Price Increase (Decrease)
		(in thousands)	(in thousands)	(in thousands)
May 8, 2008	1.2	69,624	463,434	35,617	31.31	3.3%
August 15, 2008	1.2	68,031	464,561	35,858	30.71	(1.9)%
November 7, 2008	1.2	66,816	480,313	35,929	30.77	0.2%
February 13, 2009	1.2	71,918	438,318	35,735	31.10	1.1%
May 7, 2009	1.2	74,295	453,760	35,314	32.54	4.6%
August 7, 2009	1.2	82,561	474,858	34,931	35.72	9.8%
November 6, 2009	1.2	93,047	544,759	34,608	40.91	14.5%
February 12, 2010	1.2	90,816	544,913	34,424	40.52	(1.0)%
May 6, 2010	1.2	93,067	541,940	34,353	41.13	1.5%
August 13, 2010	1.2	105,385	568,233	34,178	45.49	10.6%
November 12, 2010	1.2	106,297	581,344	33,903	46.49	2.2%
February 11, 2011	1.2	106,848	563,649	33,450	46.75	0.6%

Changes to Commission Charged to Sellers on the Internal Market

        Effective February 11, 2011, CH2M HILL and Neidiger Tucker Bruner ("NTB") agreed that all sellers on the internal market, other than CH2M HILL and the trustees of CH2M HILL's benefit plans will pay NTB a commission equal to 3 tenths of one percent (.3%) of proceeds from such sales. It is a reduction from the previous commission level of two percent (2%). No commission is paid by buyers on the internal market.

Holders of Our Common Stock

        As of February 11, 2011, there were 8,069 holders of record of our common stock. As of such date, all of our common stock of record was owned by our current and retired employees, directors, eligible consultants, and by our various employee benefit plans. Common stock is held in a trust for each of our employee benefit plans and each trust is considered one holder of record of our common stock.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock and no cash dividends are contemplated on our common stock in the foreseeable future.

 Issuer Purchases of Equity Securities

        The following table covers the purchases of our securities by CH2M HILL during the quarter ended December 31, 2010:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October(a)	1,983	$43.53	—	—
November	—	—	—	—
December(a)(b)	742,964	$46.49	—	—

Total	744,947	$46.48	—	—

(a)
Shares purchased by CH2M HILL from terminated employees.

(b)
Shares purchased by CH2M HILL in the Internal Market.

Item 6.    Selected Financial Data

        The selected financial data presented below under the captions "Selected Statement of Operations Data" and "Selected Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2010, are derived from the consolidated financial statements of CH2M HILL Companies, Ltd. and subsidiaries, which consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2010 and 2009, and for each of the years in the three-year period ended December 31, 2010, and the report thereon, are included in Item 15 of this Annual Report on Form 10-K. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, and the consolidated financial statements and related notes thereto, included in this Annual Report on Form 10-K.

        The consolidated financial statements and selected financial data below reflect the adoption of new accounting standards related to variable interest entities; accounting for non-controlling interests in consolidated financial statements; employee benefit plan expenses; income taxes; and acquisitions which affect the comparability of information presented. Certain prior years' amounts have been reclassified to conform to the current year presentation.

	Years Ended December 31,
($ in millions, except per share data)	2010	2009		2008		2007		2006
Selected Statement of Operations Data:
Revenues	$5,422.8	$5,499.3		$5,589.9	(a)	$4,376.2		$4,006.9
Operating income	174.8	174.5	(c)	89.2		77.2		64.2
Net income attributable to CH2M HILL	93.7	103.7		32.1		66.0		38.9
Net income per common share
Basic	$2.98	$3.25		$0.96		$2.01		$1.20
Diluted	$2.91	$3.18		$0.93		$1.97		$1.18
Selected Balance Sheet Data:
Total assets	$1,967.1	$1,948.0		$1,971.8		$1,909.9		$1,279.5
Long-term debt, including current maturities	37.6	52.3	(d)	175.9		197.8	(b)	0.6
Total shareholders' equity	554.2	524.8		386.7		464.5		368.9

(a)
The majority of the increase in revenues for the year ended December 31, 2008 relates to a full year of revenue recognized from the operations acquired of VECO Corporation (VECO) and Trigon EPC, LLC (Trigon).

(b)
The majority of the increase in long-term debt outstanding at December 31, 2007 relates to the debt incurred to fund the acquisitions of VECO and Trigon and the debt assumed in those business combinations.

(c)
The increase in 2009 was primarily attributable to the gain of $58.2 million on the sale of certain assets of our Enterprise Management Solutions (EMS) business.

(d)
During 2009, the net repayments of debt were approximately $123.5 million.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Summary

        We are a large employee owned professional engineering services firm providing engineering, construction, consulting, design, design-build, procurement, operations and maintenance, program management and technical services to U.S. federal, state, municipal and local government agencies, national governments, as well as private industry, around the world. Founded in 1946, we have approximately 23,000 employees in offices worldwide.

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

        We believe we provide our clients with innovative project delivery using cost-effective approaches and advanced technologies. We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, markets and geographic reach, add value to the projects undertaken for clients, or enhance our capital strength. We believe that we are well positioned geographically, technically and financially to compete anywhere in the world in the key markets we have elected to pursue.

        We provide services to our clients through three operating segments—Government, Environment and Nuclear (GEN), Facilities and Infrastructure (F&I) and Energy, which are aligned with the types of clients we serve. Our GEN segment generally provides a comprehensive range of services to various U.S. federal government agencies, other national governments, and to private sector clients. Our F&I segment generally provides a comprehensive range of services to various industry segments, and U.S. and other countries' state, local and provincial governments. Our Energy segment generally provides a comprehensive range of services to private sector clients.

        In order to improve our competitiveness, client service, and financial strength, effective January 1, 2011, we have reorganized our reporting structure under which our chief operating decision maker will be making strategic and operating decisions with regard to assessing performance and allocating resources. We believe this new organizational structure will help us deal with global economic and industry challenges, and better position us for a solid future. As a result, our water business will be reported with the Energy segment creating the Energy and Water segment. Additionally, our Industrial Systems business will be split based upon its operations and combined within our Environmental Services business and Water business and thus reflected in the GEN and Energy and Water segments, respectively. These changes will be reflected beginning January 1, 2011.

Acquisitions

        We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, add value to the projects undertaken for clients, or enhance our capital strength. Mergers and acquisitions in our industry have resulted in a group of larger firms that offer a full complement of single-source services including studies, designs, construction, operations, maintenance and in some instances, facility ownership. We have also seen movement towards longer-term contracts for the expanded array of services, e.g., 5 to 20 year contracts. These larger, longer, full-service contracts require us to have substantially greater financial capital than has historically been necessary to remain competitive. There can be no assurances that we can continue to be successful when competing against companies in our industry who have greater access to capital. We expect to continue to see consolidation of our competitors which may result in challenges for our business in the future.

Sale of Operating Assets

        During the third quarter of 2009, we completed the sale of certain assets of our Enterprise Management Solutions (EMS) business. We recorded a pre-tax gain of $58.2 million. The operating results of our EMS business are reflected in the GEN operating segment until the date of sale.

Summary of Operations

Results of Operations for the Year Ended December 31, 2010 Compared to 2009

	2010			2009			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Government, Environment and Nuclear	$2,197.6	$46.9	$87.7	$1,939.1	$44.8	$136.0	$258.5	13.3%	$2.1	$(48.3)	(35.5)%
Facilities and Infrastructure	2,004.3	16.6	91.6	1,947.4	18.5	71.0	56.9	2.9%	(1.9)	20.6	29.0%
Energy	1,220.9	5.0	25.5	1,612.8	2.2	14.5	(391.9)	(24.3)%	2.8	11.0	75.9%
Other	—	—	(30.0)	—	—	(47.0)	—		—	17.0	(36.2)%

Total	$5,422.8	$68.5	$174.8	$5,499.3	$65.5	$174.5	$(76.5)		$3.0	$0.3

Government, Environment and Nuclear

        Revenue increased for the year ended December 31, 2010, compared to the same period in the prior year by $258.5 million or 13.3%. The increase in revenue is primarily due to an increased volume of contracts in our nuclear business primarily generated as a result of the American Recovery and Reinvestment Act to accelerate environmental cleanups. In addition, our work under a nuclear remediation project in Washington began during 2009 and thus volumes increased in 2010 in comparison to 2009. The increase is partially offset by lower volumes in our GF&I business due to increased domestic competition, a decrease in federal spending internationally and the completion of work we performed on the recovery efforts on Hurricane Ike in 2009. Revenue volumes in our environmental markets remained relatively consistent with those in the prior year.

        Operating income decreased for the year ended December 31, 2010 compared to the same period in the prior year by $48.3 million or 35.5%. During 2009, we recognized a $58.2 million gain on the sale of EMS. Excluding the sale of EMS, the operating income increased approximately $9.9 million. The increase is primarily due to the fluctuations in revenues discussed above. In addition, we reduced our overhead spending significantly as well as general and administrative costs associated with managing our major projects within the segment.

Facilities and Infrastructure

        Revenue increased for the year ended December 31, 2010, compared to last year by $56.9 million. The increase is primarily attributable to the growing demand in our water design build business in North America, Australia and Europe. Additionally, we have experienced increased volumes in our operations and management business due to the transition of certain design-build-operate water projects into the operation phases of the projects and increased scope at certain of our facility services projects. Our Industrial and Advanced Technology business experienced revenue growth primarily as a result of a large construction project in Malaysia. These increases were partially offset by reduced workload in our transportation consulting markets due to the economic environment and delays in project awards.

        Operating income increased for the year ended December 31, 2010, compared to the prior year by $20.6 million or 29.0%. The increase is primarily associated with the increased revenues discussed above. Operating margins were also positively impacted by the successful negotiation of change orders during 2010 on a transportation construction project and a design-build-operate water project. Additionally, our operating income in 2009 was negatively impacted by significant write offs of uncollectible receivables on two projects in the Middle East. These increases to 2010 operating income were partially offset by a decrease in our Industrial and Advanced Technology business margins; however, we underwent significant overhead cost reduction efforts throughout 2010 to better align our overhead structure within this business to its current backlog.

Energy

        Revenue decreased for the year ended December 31, 2010, compared to last year by $391.9 million or 24.3%. The decrease in revenue is primarily attributable to a decrease in activity within the oil and gas businesses due primarily to constrained capital spending and a continued highly competitive market. In addition, certain Alaska construction activities neared completion in 2010 and thus experienced a decrease in revenues from 2009. Revenues within our power business have slowed as large projects also have been completed or are nearing completion during 2010 as well as an overall decline in the number of contract awards in this business sector. These decreases were slightly offset by an increase in our industrial systems business volumes.

        Operating income increased for the year ended December 31, 2010 compared to 2009 by $11.0 million, or 75.9%. Although our operating income was negatively impacted by the overall decline in our revenues discussed above, we were successful in the settlement of change orders within our power business during 2010 which offset this decline. In addition, our Energy business had $17.2 million less of amortization expense from intangibles related to the VECO acquisition, significantly reduced overhead spending in response to the decline in market conditions and implemented cost control measures which increased our operating income from the prior year.

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

        Operating income increased during the year ended December 31, 2009, compared to last year, by $55.4 million or 68.7%. The increase is due to the $58.2 million gain on the sale of certain operating assets of our EMS business. Excluding this gain, operating income decreased slightly from the prior year due to the completion of two major nuclear projects in the second half of 2009 which generated operating income during the full year in 2008. This decrease was partially offset by the startup of a domestic and an international nuclear project associated with the revenues discussed above.

Facilities and Infrastructure

        Revenue decreased for the year ended December 31, 2009, compared to last year by $39.2 million or 2%. The decrease is largely attributable to significant decreases in both full service and traditional service revenue in the manufacturing and life sciences markets. Additionally, the operations and maintenance business experienced delays and scope reductions on several projects as a result of budget constraints at municipal clients. The decrease is partially offset by growth in our North American consulting and international markets. North American consulting growth is due in part to design and program management services for municipal clients in the northeast and southwest United States, while international growth was driven primarily by large program management projects located in the United Kingdom and United Arab Emirates.

        Operating income increased significantly for the year ended December 31, 2009 compared to the prior year by $39.1 million or 122.6%. During the second quarter of 2008, a significant loss was recognized on a transportation project within one of its joint ventures that is now substantially complete. The increase is also attributable to the increased volume within our transportation business discussed above. The increase in operating income is partially offset by schedule and cost impacts on two projects in the Middle East within our transportation and water businesses.

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

Other

        Other primarily includes corporate expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, treasury, tax, and general business development efforts. Corporate expenses for the year ended December 31, 2010 were $30.0 million compared to $47.0 million at December 31, 2009, and $74.2 million in 2008. The overall decrease is primarily attributable to our continued overhead cost reduction efforts that began in the fourth quarter of 2008.

Income Taxes

        The income tax provisions for the years ended December 31, 2010, 2009 and 2008 are as follows:

($ in millions)	Income Tax Provision	Effective Tax Rate
2010	$53.8	36.5%
2009	$46.4	30.9%
2008	$27.5	46.2%

        The effective tax rate for the year ended December 31, 2010 was 36.5% compared to 30.9% for the same period in the prior year. The current year rate was negatively impacted by a decrease in the

Section 199 domestic production deduction, a significant decrease in research and experimentation credit impacts, and a decrease in officer's life insurance benefits when compared to the prior year. These negative impacts were partially offset by a decrease in valuation allowances when compared to 2009, due to improved operating results of foreign operations. The significant decrease in the effective tax rate for the year ended December 31, 2009 compared to 2008 was primarily due to recognition of benefits from statute expirations, taxing jurisdiction settlements and by improved foreign operating results in 2009. Our effective tax rate continues to be impacted by deferred compensation, unrealized foreign net operating losses in selected countries, and disallowed portions of meals and entertainment expenses.

        We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our tax provision by recording a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2010 and 2009, we reported a valuation allowance of $27.7 million and $26.0 million, respectively, related primarily to the reserve of certain foreign net loss carryforwards.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are to fund our working capital, capital expenditures and purchases of common stock presented on our internal market. Based on our total cash and credit capacity available at December 31, 2010 of $803.4 million, we believe that we have sufficient resources to fund our operations, any future acquisition and capital expenditure requirements, as well as purchases of common stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.

        The following table reflects our available capacity as of December 31, 2010 (in millions):

Cash on hand		$290.4
Available for sale securities		2.4
Line of credit capacity	$600.0
Outstanding borrowings	—
Issued letters of credit	(89.4)

Net credit capacity available		510.6

Total available capacity		$803.4

        Billings and collections on accounts receivable can impact our operating cash flows. We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on this assessment at December 31, 2010, we have deemed the allowance for uncollectible accounts to be adequate; however, future economic conditions may adversely impact some of our clients' ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our timing of cash receipts necessary to meet our operating needs.

        Cash generated in investing activities was $1.7 million in the twelve months ended December 31, 2010 compared to $16.2 million generated in investing activities for the same period in 2009. The major uses of cash in investing activities relate to payments made for the purchase of property, plant, and equipment and investments in our joint ventures. We spent $26.9 million and $37.7 million on capital expenditures in 2010 and 2009, respectively. The net cash flows invested in our unconsolidated affiliates decreased $13.2 million from December 31, 2009 to December 31, 2010. The cash increase as a result of the consolidation of variable interest entities was $32.7 million. During 2010 we purchased $37.1 million of marketable securities of Scott Wilson Group plc, a design and engineering firm headquartered in the United Kingdom. We subsequently sold the securities for $43.6 million. In addition, during 2009, we received proceeds of $71.0 million for the sale of certain operating assets from our EMS business in the GEN segment.

        In connection with the acquisition of VECO, the purchase agreement established a holdback contingency of $70.0 million for tax indemnifications and the potential future payment of certain contingencies that may arise within three years after the date of acquisition. Any amounts remaining after payments for these indemnifications and contingencies are payable to the sellers of VECO. Since the date of acquisition, we have made distributions to the sellers of VECO and paid expenses on their behalf which were deemed distributions of the holdback contingency. At December 31, 2010 and 2009, the outstanding balance payable under the holdback contingency was $46.7 million and $49.1 million, respectively. Amounts outstanding under the holdback contingency as of December 31, 2010 represent disputed contingent claims and tax indemnifications which have not been resolved. Upon resolution of the outstanding items, we will likely incur costs which will be paid out of the holdback funds with any remaining amount being remitted to the sellers.

        We finance our operations, acquisitions and capital expenditures using a variety of capital vehicles. On December 6, 2010, we entered into a Credit Agreement (the "Credit Agreement") providing for an unsecured revolving credit facility in an amount of up to $600 million. Subject to certain conditions, at any time prior to the date that is thirty days before the maturity date of the Credit Agreement, we will be able to invite existing and new lenders to increase the size of the revolving credit facility by up to $100 million, for a maximum aggregate revolving credit facility of $700 million. The revolving credit facility has a subfacility for the issuance of standby letters of credit in a face amount up to $300 million, a subfacility of up to $300 million for multicurrency borrowings and a subfacility of up to $20 million for swingline loans. Revolving loans under the Credit Agreement bear interest, at the Company's option, at a rate equal to either (i) the base rate plus a margin based on the ratio of CH2M HILL's consolidated leverage ratio or (ii) the LIBOR rate, based interest periods of one, two, three or six months, plus a margin based on the ratio of our consolidated leverage ratio. The base rate is equal to the greater of (i) the Federal Funds Rate, as published from time to time by the Federal Reserve Bank of New York, plus 0.5%, (ii) the swingline lender's prime rate in effect from time to time, or (iii) the one-month LIBOR rate in effect from time to time, plus 1.0%. Our consolidated leverage ratio on any date is the ratio of our consolidated total funded debt to our consolidated earnings before interest, taxes, depreciation and amortization for the preceding four fiscal quarters. There can be no assurance that the capacity under the credit facility will be adequate to fund future operations or acquisitions the Company may pursue from time to time.

        Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash, we may either choose to finance new opportunities using leverage in the form of our Credit Agreement, or other debt. In some instances we may use a combination of one or more of these financing mechanisms. As of December 31, 2010, our total outstanding debt obligations were approximately $37.6 million. There was not an outstanding balance on the Credit Agreement. The majority of these obligations relate to the issuance of notes payable and mortgages related to property, plant and equipment.

        At December 31, 2010, issued and outstanding letters of credit of $89.4 million were reserved against the borrowing base of the Credit Agreement, compared to $78.4 million at December 31, 2009.

        For the twelve months ended December 31, 2010, repurchases of stock were $137.2 million compared to $91.3 million for the same period in the prior year. Additionally, the net repayments of debt were approximately $14.2 million during 2010 compared to approximately $123.5 million during 2009. For additional information regarding repurchases of stock and our Internal Market, see "Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in Item 5 of this Annual Report on Form 10-K.

Depreciation and Amortization

        Depreciation and amortization expense for the year ended December 31, 2010 of $62.3 million was $18.6 million less than the same period in 2009. We recognized $52.1 million and $53.5 million of depreciation expense related to fixed assets during 2010 and 2009, respectively. We recognized $10.2 million and $27.4 million of amortization expense related to intangible assets during 2010 and 2009, respectively. A significant amount of the depreciation and amortization expense is attributable to fixed assets and intangible assets held in our Energy segment.

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

        There were no substantial changes to other off-balance sheet arrangements or contractual commitments during the twelve months ended December 31, 2010.

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

        We believe that we will be able to continue to have access to professional liability and general casualty insurance, as well as bonds, with sufficient coverage limits, and on acceptable financial terms necessary to support our business. The cost of such coverage has remained stable during 2010 and is expected to continue to be stable in the foreseeable future. See "Risk Factors—It can be difficult or expensive to obtain the insurance we need for our business operations" in Item 1A of this Annual Report on Form 10-K for additional information.

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

Contractual Obligations

        Contractual obligations outstanding as of December 31, 2010 are summarized below:

	Amount of Commitment Expiration Per Period
($ in millions) Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed
Letters of credit	$67.5	$21.2	$0.7	$—	$89.4
Total debt	13.9	13.0	3.9	6.8	37.6
Interest payments	1.9	1.8	1.1	1.0	5.8
Operating lease obligations	115.3	184.3	129.2	102.6	531.4
Surety and bid bonds	1,019.4	327.2	164.0	—	1,510.6

Total	$1,218.0	$547.5	$298.9	$110.4	$2,174.8

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Although our significant accounting policies are described in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, below is a summary of our most critical accounting policies.

Revenue Recognition

        We earn our revenues from different types of services under a variety of different types of contracts, including cost-plus, fixed-price and time-and-materials. We evaluate contractual arrangements to determine how to recognize revenue. We recognize revenue and profit for most of our contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contract. In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, or achievement of contract performance standards.

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

        Fixed Price Contracts.    Under fixed price contracts, our clients pay us an agreed amount negotiated in advance for a specified scope of work. For engineering and construction contracts, we recognize revenue on fixed price contracts using the percentage-of-completion method where costs incurred to date are compared to total projected costs at contract completion. Prior to completion, our recognized profit margins on any fixed price contract depend on the accuracy of our estimates and will increase to the extent that our actual costs are below the original estimated amounts. Conversely, if our costs exceed these estimates, our profit margins will decrease and we may realize a loss on a project. If our actual costs exceed the original estimate, we attempt to obtain a change order or contract modification.

        Time-and-Materials Contracts.    Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we expend on a project. In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct expenditures that we incur in connection with our performance under the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that we directly charge or allocate to contracts compared with the negotiated billing rate and markup on other direct costs. Some of our time-and-materials contracts are subject to maximum contract values, and accordingly, revenue under these contracts are recognized under the percentage-of-completion method where costs incurred to date are compared to total projected costs at contract completion. Revenue on contracts that are not subject to maximum contract values are recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct expenditures that we incur on the projects. Our time-and-materials contracts generally include annual billing rate escalation provisions.

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

Recently Adopted Accounting Standards

        In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, revising the existing guidance on the consolidation and disclosures of variable interest entities (VIEs) which was codified in Accounting Standards Codification (ASC) 810-10. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting rights should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The guidance also requires additional disclosures about a company's involvement with VIEs and requires an entity to continually assess any significant changes in risk exposure as well as an entity's assessment of the primary beneficiary of the entity. ASC 810-10 became effective for CH2M HILL beginning January 1, 2010. For further discussion of the effect of the adoption, see Note 3 of the footnotes to the consolidated financial statements.

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

Commitments and Contingencies

        CH2M HILL is party to various contractual guarantees and legal actions arising in the normal course of business. Because a large portion of CH2M HILL's business comes from the U.S. federal government and various federal agencies, state and municipal sources, CH2M HILL's procurement and certain other practices at times are subject to review and investigation by U.S. and state attorneys offices. Such state and U.S. federal government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. federal government contracting. These investigations often take years to complete and many result in no adverse action or alternatively could result in settlement. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcomes of pending proceedings and legal actions are often difficult to predict, CH2M HILL's management believes that proceedings and legal actions currently pending would not result in a material adverse effect on CH2M HILL's results of operations or financial condition even if the final outcome is adverse to CH2M HILL.

        Many claims that are currently pending against CH2M HILL are covered by our professional liability insurance, after retentions and deductibles. Management estimates that the levels of insurance coverage are generally adequate to cover CH2M HILL's liabilities, if any, with regard to such claims. Any amounts that are probable of payment by CH2M HILL are accrued when such amounts are estimable.

        In 2010, we were notified that the U.S. Attorney's Office is investigating potential overtime irregularities on our DOE Hanford tank farms contract which we completed in 2008. We are cooperating with the investigation but given its early stages are not yet in a position to ascertain the strength of potential claims or quantify their possible impact. Based on currently available information, CH2M HILL's management believes that the investigation would not result in a material impact on CH2M HILL's results of operations or financial condition, even if the final outcome is adverse to CH2M HILL.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

        Foreign currency exchange rates.    The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct business in various foreign currencies. As a result, we are exposed to foreign currency exchange rate risk on transactions in some foreign countries. We do not comprehensively hedge our exposure to currency rate changes; however, our exposure to foreign currency fluctuations is limited in that most of our contracts require client payments to be in currencies corresponding to the currency in which costs are incurred. As a result, we do not need to hedge foreign currency cash flows for contract work performed.

        Interest rates.    Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and the holdback contingency balance outstanding related to our acquisition of VECO. As of December 31, 2010 there was not a balance on the unsecured revolving credit agreement, but there was approximately $46.7 million outstanding on the holdback contingency. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $0.5 million.

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-2.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Certain information required by this item is incorporated by reference from CH2M HILL's definitive proxy statement for its 2011 Annual Meeting of Shareholders. Information regarding the executive officers of CH2M HILL is presented below:

EXECUTIVE OFFICERS OF CH2M HILL

        The executive officers of CH2M HILL are listed below, along with their ages, tenure as officer and business background for at least the last five years.

Frederick M. Brune. Age 59. Mr. Brune has served as the President of CH2M HILL International since January 1, 2011. He previously served as President of the Government Facilities and Infrastructure business at CH2M HILL from 2006 to 2010. Between 1999 and 2005, Mr. Brune served as the President and Chief Executive Officer of Lockwood Greene, a company CH2M HILL acquired in 2003. He also served as Lockwood Greene's Chief Financial Officer between 1987 and 1999.

Robert G. Card. Age 58. Mr. Card has served as Senior Vice President of CH2M HILL and the President of the Energy and Water Division since January 1, 2011. Prior to his current role, Mr. Card has served in many senior executive positions, including Chief Executive Officer of Kaiser-Hill Company between 1996 and 2001, President for International Operations from 2004 through 2006, President of the Government, Environment and Nuclear Division from 2008 to 2009 and the Facilities and Infrastructure Division between 2009 and 2010. Between 2001 and 2004, Mr. Card served as the undersecretary for the US Department of Energy.

Michael A. Lucki. Age 54. Mr. Lucki joined CH2M HILL as Senior Vice President and Chief Financial Officer in November of 2010. Mr. Lucki came to CH2M HILL from Ernst & Young LLP where he was a partner and led the firm's Global Engineering and Construction (E&C) Industry Practice since 1994 and the firm's Global Infrastructure Practice since 2008.

John A. Madia. Age 55. Mr. Madia has served as Chief Human Resources Officer of CH2M HILL since November 2009. In May 2009 he joined CH2M HILL as Senior Vice President of Human Resources. Mr. Madia came to CH2M HILL from Dow Chemical Company where he was Vice President of Human Resources from 2006 to 2009.

Lee A. McIntire. Age 62. Mr. McIntire has been the Chairman of the Board of Directors of CH2M HILL since 2010 and the Chief Executive Officer since 2009. He joined CH2M HILL as the President and Chief Operating Officer in 2006. Before joining CH2M HILL, Mr. McIntire was a Professor and Executive-in-Residence at the Graduate School of Management, University of California, Davis (UC Davis). Prior to that, Mr. McIntire spent more than 15 years with Bechtel Group in various executive leadership positions.

Michael E. McKelvy. Age 52. Mr. McKelvy has served as Senior Vice President and the President of the Government, Environment and Nuclear Division of CH2M HILL since 2009. Prior to his current role, Mr. McKelvy was the President for the Industrial Client business between 2006 and 2009, and President for the Manufacturing and Life Sciences business of CH2M HILL since 2005. Prior to CH2M HILL, Mr. McKelvy held executive leadership positions within Lockwood Greene, a company CH2M HILL acquired in 2003.

Margaret B. McLean. Age 47. Ms. McLean has served as CH2M HILL's Chief Legal Officer and Chief Ethics & Compliance officer since 2007. Ms. McLean was appointed as CH2M HILL's Corporate Secretary and Senior Vice President in 2009. From 1998 to 2007, she was CH2M HILL's International, M&A and Securities Counsel. Prior to joining CH2M HILL, Ms. McLean was a Partner at the law firm of Holme Roberts & Owens LLP.

Jacqueline C. Rast. Age 49. Ms. Rast has served as Senior Vice President and the President of the Facilities and Infrastructure Division of CH2M HILL as of January 1, 2011 and previously served as the Vice President, Major Programs and Executive Director for Mergers and Acquisitions since 2009. Between 2007 and 2009, she led our Center for Project Excellence and has worked for CH2M HILL since 1988 in various senior technical and executive positions. Ms. Rast left CH2M HILL in 1997 to form her own consulting company, Talisman Partners, and returned to CH2M HILL in 2005 after successfully selling her business to an industry competitor.

JoAnn Shea. Age 46. Ms. Shea has served as Chief Accounting Officer of CH2M HILL since 2006 and as Vice President and Controller since 2003. She also served as acting Chief Financial Officer of CH2M HILL from May to November of 2010. Ms. Shea joined CH2M HILL in 1998 as Assistant Controller.

        There are no family relationships among the executive officers or directors of CH2M HILL. The executive officers are elected by the Board of Directors each year and hold office until the organizational meeting of the Board in the next subsequent year and until his or her successor is chosen or until his or her earlier death, resignation or removal.

Item 11.    Executive Compensation

        Information required by this item is incorporated by reference from CH2M HILL's definitive proxy statement for its 2011 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        Information required by this item is incorporated by reference from CH2M HILL's definitive proxy statement for its 2011 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this item is incorporated by reference from CH2M HILL's definitive proxy statement for its 2011 Annual Meeting of Shareholders.

Item 14.    Principal Accounting Fees and Services

        Information required by this item is incorporated by reference from CH2M HILL's definitive proxy statement for its 2011 Annual Meeting of Shareholders.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

        Documents Filed as Part of this Report

1.
Financial Statements

2.
Financial Statement Schedules and Other

        In accordance with Regulation S-X Rule 3.09, we furnish separate financial statements of significant subsidiaries not consolidated and 50% or less owned persons. We are required to include the balance sheets of Golden Crossing Constructors Joint Venture and CLM Delivery Partner, Limited as of December 31, 2010 and 2009, and the related statements of income, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In accordance with Regulation S-X Rule 3.09, as the unconsolidated subsidiaries are foreign filers and are private entities, the financial statements of these entities will be filed as an amendment to this periodic report by June 30, 2011.

        All financial statement schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto, or because such schedules are not applicable.

3.
Exhibits

        The Exhibits required by this item are listed in the Exhibit Index. Each management contract and compensatory plan or arrangement is denoted with a "+" in the Exhibit Index.

Exhibit Number	Description
3.1	Restated Articles of Incorporation of CH2M HILL Companies, Ltd. (filed as Exhibit A to CH2M HILL's Definitive Proxy Statement on Schedule 14A on November 13, 2009 (Commission File No. 333-60700) , and incorporated herein by reference)
3.2	Restated Bylaws of CH2M HILL Companies, Ltd. (filed as Exhibit 3.1 to CH2M HILL's Form 8-K, on November 12, 2009 (Commission File No. 000-27261), and incorporated herein by reference)
*+10.1	CH2M HILL Retirement and Tax-Deferred Savings Plan, as amended and restated effective June 1, 2000 (Commission File No. 000-27261)
*+10.2	CH2M HILL Companies, Ltd. Supplemental Executive Retirement and Retention Plan effective February 11, 2010 (Commission File No. 000-27261)
*+10.3	CH2M HILL Companies, Ltd. Deferred Compensation Plan effective January 1, 2001(Commission File No. 000-27261)
*+10.4	CH2M HILL Companies, Ltd. Restricted Stock Policy and Administration Plan effective January 1, 2000 as amended and restated on February 11, 2011 (Commission File No. 000-27261)

Exhibit Number	Description
*+10.5	CH2M HILL Companies, Ltd. Short Term Incentive Plan effective January 1, 2000 (Commission File No. 000-27261)
*+10.6	CH2M HILL Companies, Ltd. 2004 Stock Option Plan (Commission File No. 000-27261)
+10.7
CH2M HILL Companies, Ltd. Payroll Deduction Stock Purchase Plan as amended and restated effective January 1, 2004 (filed as Appendix B to CH2M HILL's Definitive Proxy Statement on Schedule 14A on March 26, 2004 (Commission File No. 000-27261), and incorporated herein by reference)
+10.8
CH2M HILL Companies, Ltd. Amended and Restated Executive Officers Long Term Incentive Plan effective January 1, 2005, as amended and restated on May 8, 2008 (filed as Exhibit 10.1 to CH2M HILL's Form 10-Q for the quarter ended March 31, 2008 (Commission File No. 000-27261), and incorporated herein by reference)
+10.9
CH2M HILL Companies, Ltd. Amended and Restated Long Term Incentive Plan effective January 1, 2005 (filed as Exhibit 10.15 to CH2M HILL's Form 10-K for the year ended December 31, 2006 (Commission File No. 000-27261), and incorporated herein by reference)
+10.10
Form of Change of Control Agreement between CH2M HILL Companies, Ltd. and employee directors and executive officers, effective as of July 1, 2010 (filed as Exhibit 10.1 to CH2M HILL's Form 10-Q for the quarter ended September 30, 2010, (Commission File No. 002-27261), and incorporated herein by reference)
+10.11
CH2M HILL Companies, Ltd. 2009 Stock Option Plan, effective January 1, 2009 (filed as Exhibit 10.24 on Form 10-K on February 24, 2009 (Commission File No. 000-27261), and incorporated herein by reference)
*10.12	Contract with Neidiger, Tucker, Bruner, Inc. dated as of July 1, 2006 (Commission File No. 000-27261)
*10.13
Credit Agreement dated as of December 6, 2010, by and among CH2M HILL Companies, Ltd. and certain of its subsidiaries, Wells Fargo Bank, National Association and other lenders (Commission File No. 000-27261)
10.14
Amended and Restated Credit Facility closed on September 6, 2007, by and among CH2M HILL Companies, Ltd. and certain of its wholly owned subsidiaries. Wells Fargo Bank, National Association, as agent and sole arranger, and other lenders as party thereto (certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934) (filed as Exhibit 10.1 to CH2M HILL's Form 8-K on September 13, 2007 (Commission File No. 000-27261), and incorporated herein by reference)
10.15
Agreement of Purchase and Sale executed on September 26, 2007 (dated September 11, 2007) by and between CH2M HILL, Inc. and WELLS REIT II—South Jamaica Street, LLC (filed as Exhibit 10.44 to CH2M HILL's Form 8-K on September 27, 2007 (Commission File No. 000-27261), and incorporated herein by reference)
10.16
Lease Agreement dated as of September 26, 2007, by and between CH2M HILL, Inc. and WELLS REIT II—South Jamaica Street, LLC (filed as Exhibit 10.43 to CH2M HILL's Form 8-K on September 27, 2007 (Commission File No. 000-27261), and incorporated herein by reference)

Exhibit Number	Description
14.1	CH2M HILL Companies, Ltd. Ethics Code for Executive and Financial Officers (filed as Exhibit 14.1 to CH2M HILL's Form 10-K for the year ended December 31, 2009(Commission File No. 000-27261), and incorporated herein by reference)
*21.1	Subsidiaries of CH2M HILL Companies, Ltd.
*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
*24.1	Power of Attorney authorizing signature
*31.1	Written Statement of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Written Statement of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
*32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
99.1	Internal Market Rules, (filed as Exhibit 99.1 to CH2M HILL's Form 8-K on February 11, 2011 (Commission File No. 000-27261), and incorporated herein by reference)

*
Filed herewith

+
Indicates management contract or compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CH2M HILL Companies, Ltd.:

        We have audited the accompanying consolidated balance sheets of CH2M HILL Companies, Ltd. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 1 to the accompanying consolidated financial statements, the Company adopted new accounting standards relating to variable interest entities on January 1, 2010 and to noncontrolling interests in consolidated financial statements on January 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CH2M HILL Companies, Ltd. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP
Denver, Colorado March 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CH2M HILL Companies, Ltd.:

        We have audited CH2M HILL Companies, Ltd. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, CH2M HILL Companies Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Denver, Colorado March 1, 2011

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$290,405	$169,717
Available-for-sale securities	2,412	1,966
Receivables, net—
Client accounts	558,734	611,634
Unbilled revenue	389,353	416,927
Other	21,264	20,882
Deferred income taxes	62,007	47,964
Prepaid expenses and other current assets	44,498	64,510

Total current assets	1,368,673	1,333,600
Investments in unconsolidated affiliates	82,982	78,053
Property, plant and equipment, net	169,261	197,152
Goodwill	130,354	130,354
Intangible assets, net	51,048	61,275
Deferred income taxes	112,919	109,438
Employee benefit plan assets and other	51,843	38,150

Total assets	$1,967,080	$1,948,022

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$13,934	$14,396
Accounts payable and accrued subcontractor costs	407,694	407,222
Billings in excess of revenue	237,053	292,280
Accrued payroll and employee related liabilities	291,713	259,798
Income tax payable	20,010	—
Other accrued liabilities	163,396	134,763

Total current liabilities	1,133,800	1,108,459
Long-term employee related liabilities and other	255,425	276,811
Long-term debt	23,687	37,943

Total liabilities	1,412,912	1,423,213
Commitments and contingencies (Note 17)
Shareholders' equity:
Preferred stock, Class A $0.02 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 30,527,473 and 31,373,955 issued and outstanding at December 31, 2010 and 2009, respectively	305	314
Additional paid-in capital	—	12,803
Retained earnings	563,343	531,796
Accumulated other comprehensive loss	(18,768)	(32,743)

Total CH2M HILL common shareholders' equity	544,880	512,170
Noncontrolling interests	9,288	12,639

Total equity	554,168	524,809

Total liabilities and shareholders' equity	$1,967,080	$1,948,022

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands except per share amounts)

	For The Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Gross revenue	$5,422,801	$5,499,318	$5,589,906
Equity in earnings of joint ventures and affiliated companies	68,513	65,539	34,232
Operating expenses:
Direct cost of services and overhead	(4,426,352)	(4,478,884)	(4,507,738)
General and administrative	(890,199)	(969,677)	(1,027,225)
Gain on sale of operating assets	—	58,235	—

Operating income	174,763	174,531	89,175
Other income (expense):
Interest income	1,372	1,474	2,405
Interest expense	(4,616)	(7,487)	(15,833)

Income before provision for income taxes	171,519	168,518	75,747
Provision for income taxes	(53,804)	(46,420)	(27,497)

Net income	117,715	122,098	48,250
Less: Income attributable to noncontrolling interests	(24,020)	(18,356)	(16,194)

Net income attributable to CH2M HILL	$93,695	$103,742	$32,056

Net income per common share:
Basic	$2.98	$3.25	$0.96
Diluted	$2.91	$3.18	$0.93
Weighted average number of common shares:
Basic	31,458,126	31,907,861	33,486,512
Diluted	32,163,093	32,598,509	34,376,259

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income

(Dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings		Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2007	33,158,068	$332	$70,596	$395,998	$(3,393)	$964	$464,497
Net income		—	—	32,056	—	16,194	48,250
Other comprehensive loss:
Foreign currency translation adjustments		—	—	—	(17,269)	(923)	(18,192)
Benefit plan adjustments		—	—	—	(32,125)	—	(32,125)
Unrealized loss on equity investments		—	—	—	(1,299)	—	(1,299)

Comprehensive loss							(3,366)
Distributions to affiliates, net		—	—	—	—	(13,717)	(13,717)
Shares issued in connection with stock based compensation and employee benefit plans	1,512,164	15	31,520	—	—	—	31,535
Shares purchased and retired	(3,065,896)	(31)	(92,169)	—	—	—	(92,200)

Balance at December 31, 2008	31,604,336	316	9,947	428,054	(54,086)	2,518	386,749
Net income		—	—	103,742	—	18,356	122,098
Other comprehensive income:
Foreign currency translation adjustments		—	—	—	16,426	1,145	17,571
Benefit plan adjustments		—	—	—	3,925	—	3,925
Unrealized gain on equity investments		—	—	—	992	—	992

Comprehensive income							144,586
Distributions to affiliates, net		—	—	—	—	(9,380)	(9,380)
Shares issued in connection with stock based compensation and employee benefit plans	1,973,413	20	81,564	—	—	—	81,584
Shares purchased and retired	(2,203,794)	(22)	(78,708)	—	—	—	(78,730)

Balance at December 31, 2009	31,373,955	314	12,803	531,796	(32,743)	12,639	524,809
Net income				93,695		24,020	117,715
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	3,831	347	4,178
Benefit plan adjustments	—	—	—	—	9,869		9,869
Unrealized gain on equity investments	—	—	—	—	275	—	275

Comprehensive income	—	—	—	—	—	—	132,037
Distributions to affiliates, net	—	—	—	—	—	(31,806)	(31,806)
Impact of adoption of ASC 810	—	—	—	—	—	4,088	4,088
Shares issued in connection with stock based compensation and employee benefit plans	1,857,418	18	43,776	—	—	—	43,794
Shares purchased and retired	(2,703,900)	(27)	(56,579)	(62,148)	—	—	(118,754)

Balance at December 31, 2010	30,527,473	$305	$—	$563,343	$(18,768)	$9,288	$554,168

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For The Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net income	$117,715	$122,098	$48,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,311	80,889	92,022
Gain on sale of operating assets	—	(58,235)	—
Stock-based employee compensation	50,603	67,738	43,654
Loss on disposal of property, plant and equipment	1,266	3,570	249
Allowance for uncollectible accounts	3,521	11,115	2,172
Deferred income taxes	(24,699)	(29,289)	(24,789)
Gain on sale of investments	(6,495)	—	—
Undistributed earnings from unconsolidated affiliates	(68,513)	(65,539)	(34,232)
Distributions of income from unconsolidated affiliates	71,181	52,808	55,407
Changes in current assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	72,921	40,748	18,783
Prepaid expenses and other	(2,465)	13,510	22,376
Accounts payable and accrued subcontractor costs	(16,558)	(29,470)	3,670
Billings in excess of revenues	(61,950)	9,331	24,613
Accrued payroll and employee related liabilities	29,517	3,631	4,447
Other accrued liabilities	32,530	8,089	(4,860)
Current income taxes receivable (payable)	41,486	(10,268)	(83)
Long-term employee related liabilities and other	(15,802)	19,755	7,817

Net cash provided by operating activities	286,569	240,481	259,496
Cash flows from investing activities:
Capital expenditures	(26,884)	(37,663)	(50,622)
Acquisitions and earnout payments, net of cash acquired	—	(1,186)	(24,570)
Investments in unconsolidated affiliates	(49,133)	(68,366)	(78,632)
Distributions of capital from unconsolidated affiliates	35,601	41,597	54,858
Consolidation of previously unconsolidated variable interest entities	32,651	—	—
Proceeds from sale of operating assets	—	70,971	—
Purchases of investments	(37,079)	—	(6,975)
Proceeds from sale of investments	43,573	10,741	8,032
Other	2,961	65	1,124

Net cash provided by (used in) investing activities	1,690	16,159	(96,785)
Cash flows from financing activities:
Borrowings on long-term debt	404,827	747,349	1,072,318
Payments on long-term debt	(419,056)	(870,885)	(1,101,998)
Repurchases and retirements of common stock	(137,208)	(91,253)	(109,395)
Excess tax benefits from stock-based compensation	14,968	6,431	6,881
Net distributions to noncontrolling interests	(31,806)	(9,379)	(13,717)

Net cash used in financing activities	(168,275)	(217,737)	(145,911)
Effect of exchange rate changes on cash	704	16,532	(26,623)

Increase (decrease) in cash and cash equivalents	120,688	55,435	(9,823)
Cash and cash equivalents, beginning of year	169,717	114,282	124,105

Cash and cash equivalents, end of year	$290,405	$169,717	$114,282

Supplemental disclosures:
Cash paid for interest	$4,708	$7,793	$14,860
Cash paid for income taxes	$43,714	$50,910	$48,295

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Business and Significant Accounting Policies

  Summary of Business

        CH2M HILL Companies, Ltd. and subsidiaries (CH2M HILL) is a project delivery firm founded in 1946. CH2M HILL provides engineering, consulting, design, construction, procurement, operations and maintenance, and program management services to U.S. federal government agencies, state, municipal and local government entities and foreign government agencies, as well as private industry, in the U.S. and internationally. CH2M HILL is an employee owned corporation. A substantial portion of CH2M HILL's professional fees are derived from projects that are funded directly or indirectly by government entities.

  Principles of Consolidation and Basis of Presentation

        The consolidated financial statements include the accounts of CH2M HILL and all of its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. Partially owned affiliates and joint ventures are evaluated for consolidation. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

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

  Foreign Currency Translation

        All assets and liabilities of CH2M HILL's foreign subsidiaries are translated into U.S. dollars as of each balance sheet date. Translation gains and losses related to permanent investments in foreign subsidiaries are reflected in shareholders' equity as part of accumulated other comprehensive loss. Revenues and expenses are translated at the average exchange rate for the period and included in the consolidated statements of income. Foreign currency transaction gains and losses are recognized as incurred in the consolidated statements of income.

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

  Cash and Cash Equivalents

        CH2M HILL maintains a cash management system which provides for cash in the bank sufficient to pay checks as they are submitted for payment and invests cash in excess of this amount in interest bearing short-term investments such as certificates of deposit and commercial paper. Investments with original short-term maturities of less than three months are considered cash equivalents in the consolidated balance sheets and statements of cash flows. In addition, cash and cash equivalents on our consolidated balance sheets include cash held within our consolidated joint venture entities which is used for operating activities of those joint ventures. As of December 31, 2010 and 2009, cash and cash equivalents held in our consolidated joint ventures and reflected on the consolidated balance sheets totaled $60.3 million and $43.7 million, respectively.

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

        Depreciation for owned property is based on the estimated useful lives of the assets using the straight-line method for financial statement purposes. Useful lives for buildings range from 12 to

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Business and Significant Accounting Policies (Continued)

20 years. Furniture, fixtures and equipment are depreciated over their useful lives from 2 to 10 years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease up to 12 years.

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

        Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis, or on an interim basis if events or circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment charge is recognized for any amount by which the carrying amount of goodwill or intangible assets with indefinite lives exceeds their fair value. Management performs its impairment tests of goodwill at the reporting unit level, which is one level below the operating segments. Management's review of goodwill and the tradename indicated that there was no impairment during the years ended December 31, 2010, 2009 and 2008.

  Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consists of foreign currency translation adjustments, benefit plan adjustments, and unrealized gains/losses on equity investments. These components are included in the consolidated statements of shareholders' equity and comprehensive income. Taxes are not provided on the foreign currency translation gains and losses as deferred taxes are not provided on the unremitted earnings of the foreign subsidiaries to which they relate.

        The composition of accumulated other comprehensive loss consists of the following at December 31:

($ in thousands)	2010	2009
Foreign currency translation adjustments	$13,449	$9,618
Benefit plan adjustments, net of tax	(33,239)	(43,108)
Unrealized gain on equity investments, net of tax	1,022	747

	$(18,768)	$(32,743)

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Business and Significant Accounting Policies (Continued)

  Concentrations of Credit Risk

        Financial instruments which potentially subject CH2M HILL to concentrations of credit risk consist principally of cash and cash equivalents, short term investments and trade receivables. CH2M HILL's cash and cash equivalents and short term investments are maintained in accounts held primarily in the U.S. with some accounts held by major banks and financial institutions located in Europe, Canada and Asia. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base, which includes the U.S. federal government, various states and municipalities, foreign government agencies, and a variety of U.S. and foreign corporations operating in a broad range of industries and geographic areas.

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

  Recently Adopted Accounting Standards

        In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, revising the existing guidance on the consolidation and disclosures of variable interest entities (VIEs) which was codified in Accounting Standards Codification (ASC) 810-10. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting rights should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The guidance also requires additional disclosures about a company's involvement with VIEs and requires an entity to continually assess any significant changes in risk exposure as well as an entity's assessment of the primary beneficiary of the entity. ASC 810-10 became effective for CH2M HILL beginning January 1, 2010. For further discussion of the effect of the adoption, see Note 3.

        In January 2010, the FASB issued ASU No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires expanded fair value disclosures about transfers into and out of Levels 1 and 2 fair value measurements and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for CH2M HILL beginning January 1, 2010. The adoption of this accounting standard update did not have a material impact on CH2M HILL's financial position, results of operations, cash flows or disclosures.

(2) Receivables, net

        Receivables are stated at net realizable values and consist of receivables billed to clients as well as receivables for which revenue has been earned but has not yet been billed. The U.S. federal government accounted for approximately 20% and 13% of CH2M HILL's net receivables at December 31, 2010 and 2009, respectively. No other customers exceeded 10% of total receivables at December 31, 2010 or 2009.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Receivables, net (Continued)

        The change in the allowance for uncollectible accounts consists of the following for the years ended December 31:

($ in thousands)	2010	2009	2008
Balance at beginning of year	$13,190	$4,183	$6,963
Provision charged to expense	3,521	11,115	2,172
Accounts written off	(3,614)	(2,049)	(4,344)
Other	(1,021)	(59)	(608)

Balance at end of year	$12,076	$13,190	$4,183

(3) Variable Interest Entities and Equity Method Investments

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

        Upon adoption of ASC 810-10, CH2M HILL consolidated certain VIEs that were previously unconsolidated. It was determined that CH2M HILL is the primary beneficiary due to the ability to control the activities that most significantly impact the economic performance of the entity. These variable interest entities were previously not consolidated because no party absorbed the majority of the expected losses. Upon consolidation of these joint ventures, consolidated current assets increased by $35.8 million, primarily related to cash and cash equivalents and accounts receivable. Current liabilities increased by $27.6 million primarily related to accounts payable, accrued subcontractor costs and billings in excess of revenue. As of December 31, 2010, total assets of VIEs that were consolidated were $108.7 million and liabilities were $70.1 million.

        CH2M HILL recorded investments in unconsolidated affiliates of $83.0 million and $78.1 million for the years ended December 31, 2010 and 2009, respectively. CH2M HILL's proportionate share of

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Variable Interest Entities and Equity Method Investments (Continued)

net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus those entities' undistributed earnings. CH2M HILL provides certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

        As of December 31, 2010, the total assets of VIEs that were not consolidated were $388.7 million and total liabilities were $292.5 million. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

        Summarized financial information for CH2M HILL's unconsolidated VIEs and equity method investments as of and for the years ended December 31 is as follows:

($ in thousands)	2010	2009
FINANCIAL POSITION:
Current assets	$677,638	$665,068
Noncurrent assets	84,042	82,408

Total assets	$761,680	$747,476

Current liabilities	$497,338	$480,668
Noncurrent liabilities	26,486	31,711
Partners'/Owners' equity	237,856	235,097

Total liabilities and equity	$761,680	$747,476

CH2M HILL's share of equity	$82,982	$78,053

($ in thousands)	2010	2009	2008
RESULTS OF OPERATIONS:
Revenue	$2,814,824	$2,426,505	$2,370,361
Direct costs	2,598,872	2,250,752	2,273,332

Gross margin	215,952	175,753	97,029
General and administrative expenses	13,603	3,228	5,901

Operating income	202,349	172,525	91,128
Other income, net	458	479	2,790

Net income	$202,807	$173,004	$93,918

CH2M HILL's share of net income	$68,513	$65,539	$34,232

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Variable Interest Entities and Equity Method Investments (Continued)

        CH2M HILL has the following significant investments in affiliated unconsolidated companies:

%Ownership
Domestic:
AGVIQ—CH2M HILL Joint Venture II	49.0%
AGVIQ—CH2M HILL Joint Venture III	49.0%
Americas Gateway Builders	40.0%
CH2M HILL/URS Team, a Joint Venture	50.0%
CH2M—WG Idaho, LLC	50.5%
Clark-Nexsen/CH2M HILL—Norfolk	50.0%
Coastal Estuary Services	49.9%
Connecting Idaho Partners	49.0%
HEBL, Inc.	100.0%
IAP-Hill, LLC	25.0%
Kaiser-Hill Company, LLC	50.0%
National Security Technologies, LLC	10.0%
OMI/Thames Water Stockton, Inc.	50.0%
Parsons CH2M HILL Program Management Consultants, Joint Venture	47.5%
Savannah River Remediation LLC	15.0%
TIC/CH2M Culbertson Unit #1 Joint Venture	25.0%
Washington Closure, LLC	30.0%
Foreign:
CH2M HILL BECA, Ltd.	50.0%
CH2M HILL—Kunwon PMC	54.0%
CHBM Water Joint Venture	50.0%
CH2M Olayan	49.0%
CLM Delivery Partner, Limited	37.5%
Coniisa	33.3%
CPG Consultants—CH2M HILL NIP Joint Venture	50.0%
ECC-VECO, LLC	50.0%
Golden Crossing Constructors Joint Venture	33.3%
HWC Treatment Program Alliance Joint Venture	50.0%
Luggage Point Alliance	50.0%
OMI BECA, Ltd.	50.0%
SMNM/VECO Joint Venture.	50.0%
Transcend Partners, Ltd	40.0%

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Property, Plant and Equipment

        Property, plant and equipment consists of the following as of December 31:

($ in thousands)	2010	2009
Land	$27,337	$26,516
Building and land improvements	80,183	72,280
Furniture, fixtures and equipment	199,199	196,511
Leasehold improvements	67,690	65,023

	374,409	360,330
Less: Accumulated depreciation	(205,148)	(163,178)

Net property, plant and equipment	$169,261	$197,152

        The depreciation expense is reflected in the consolidated statements of income in direct costs and general and administrative costs depending on the intended use of the asset and totaled $52.1 million, $53.5 million and $55.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(5) Employee Benefit Plan Assets

        CH2M HILL has investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair market value primarily using Level 2 inputs. As of December 31, 2010 and 2009, the fair market value of these assets was $47.0 million and $36.2 million, respectively.

(6) Acquisitions

        On September 7, 2007, CH2M HILL purchased all of the outstanding stock of VECO and substantially all of VECO's operating businesses as part of a strategic initiative to expand operations into the energy industry. In connection with the acquisition of VECO, the purchase agreement established a holdback contingency of $70.0 million for tax indemnifications and the potential future payment of certain contingencies that may arise within three years after the date of acquisition. Any amounts remaining after payments for these indemnifications and contingencies are payable to the sellers of VECO. Since the date of acquisition, CH2M HILL has made distributions to the sellers of VECO and paid expenses on their behalf which were deemed distributions of the holdback contingency. At December 31, 2010 and 2009, the outstanding balance payable under the holdback contingency was $46.7 million and $49.1 million, respectively. Amounts outstanding under the holdback contingency as of December 31, 2010 represent disputed contingent claims and tax indemnifications which have not been resolved. Upon resolution of the outstanding items, CH2M HILL will likely incur costs which will be paid out of the holdback funds with any remaining amounts being remitted to the sellers.

(7) Sale of Operating Assets

        In September 2009, CH2M HILL completed the sale of certain assets and liabilities of its Enterprise Management Solutions (EMS) business. The selling price was $86.6 million, net of amounts due for estimated working capital adjustments of $13.5 million. CH2M HILL recorded a pre-tax gain of $58.2 million during 2009. As part of the EMS sale, CH2M HILL and the purchasers entered into a preferred provider agreement whereby CH2M HILL guaranteed an annual volume of revenues of

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Sale of Operating Assets (Continued)

$42.5 million to be provided to the purchasers for each of the five years through September 2014. To the extent CH2M HILL does not reach this volume of revenues, it must compensate the purchasers. As of the first anniversary date of the sale, CH2M HILL met its annual guaranteed level of revenues and thus no compensation was required to be paid to the purchasers.

        The results of operations for EMS prior to disposition were recorded in the Facilities and Infrastructure operating segment.

(8) Goodwill and Intangible Assets

        Goodwill and the tradename as of December 31 consist of the following:

($ in thousands)	2010	2009
Goodwill	$130,354	$130,354
Tradename	20,326	20,326

	$150,680	$150,680

        Intangible assets with finite lives consist of the following:

($ in thousands)	Cost	Accumulated Amortization	Net finite-lived intangible assets
December 31, 2010
Contracted backlog	$58,871	$(58,871)	$—
Customer relationships	57,922	(27,200)	30,722
Non-compete agreements and other	902	(902)	—

Total finite-lived intangible assets	$117,695	$(86,973)	$30,722

December 31, 2009
Contracted backlog	$58,871	$(56,946)	$1,925
Customer relationships	57,922	(18,926)	38,996
Non-compete agreements and other	902	(874)	28

Total finite-lived intangible assets	$117,695	$(76,746)	$40,949

        All intangible assets are being amortized over their expected lives up to seven years. The amortization expense reflected in the consolidated statements of income totaled $10.2 million, $27.4 million and $36.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. These intangible assets are expected to be fully amortized in 2014. At December 31, 2010, the future estimated amortization expense related to these intangible assets is (in thousands):

Year Ending:
2011	$8,275
2012	8,275
2013	8,275
2014	5,897

$30,722

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

        Fair value of marketable securities classified as available-for-sale, which totaled $2.4 million and $2.0 million at December 31, 2010 and December 31, 2009, respectively, were valued based on Level 1 inputs whereby a readily determinable market value exists for the specific asset. There were no transfers between fair value hierarchy levels during the years ended December 31, 2010 and 2009. The estimated fair values of CH2M HILL's financial instruments where carrying values do not approximate fair value are as follows:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
($ in thousands)
Mortgage notes payable	$15,253	$12,403	$16,672	$13,627
Equipment financing	$22,227	$21,439	$35,572	$33,951
Shareholder notes payable	$141	$98	$95	$61

(10) Line of Credit and Long-term Debt

        On December 6, 2010, CH2M HILL entered into a Credit Agreement (the "Credit Agreement") providing for an unsecured revolving credit facility in an amount of up to $600.0 million. Subject to certain conditions, at any time prior to the date that is thirty days before the maturity date of the Credit Agreement, CH2M HILL will be able to invite existing and new lenders to increase the size of the revolving credit facility by up to $100.0 million, for a maximum aggregate revolving credit facility of $700.0 million. The revolving credit facility has a subfacility for the issuance of standby letters of credit in a face amount up to $300.0 million, a subfacility of up to $300.0 million for multicurrency borrowings and a subfacility of up to $20.0 million for swingline loans. Revolving loans under the Credit Agreement bear interest, at CH2M HILL's option, at a rate equal to either (i) the base rate plus a margin based on the ratio of CH2M HILL's consolidated leverage ratio or (ii) the LIBOR rate, based on interest periods of one, two, three or six months, plus a margin based on the ratio of CH2M HILL's consolidated leverage ratio. The base rate is equal to the greater of (i) the Federal Funds Rate, as published from time to time by the Federal Reserve Bank of New York, plus 0.5%, (ii) the swingline lender's prime rate in effect from time to time, or (iii) the one-month LIBOR rate in effect from time to time, plus 1.0%. CH2M HILL's consolidated leverage ratio on any date is the ratio of CH2M HILL's consolidated total funded debt to its consolidated earnings before interest, taxes, depreciation and amortization for the preceding four fiscal quarters. There were no outstanding borrowings on the Credit Agreement as of December 31, 2010 or December 31, 2009. If CH2M HILL had borrowed under the Credit Agreement on December 31, 2010 the rate of interest charged on that balance would have been 1.76%.

        Prior to entering into the Credit Agreement, CH2M HILL was party to a credit agreement which provided for a $500.0 million revolving credit facility with an option to increase the initial borrowing capacity by up to an additional $250.0 million. It also provided that up to $250.0 million be available for the issuance of letters of credit to support various trade activities. At December 31, 2010, issued

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Line of Credit and Long-term Debt (Continued)

and outstanding letters of credit of $89.4 million were reserved against the borrowing base of the Credit Agreement, compared to $78.4 million at December 31, 2009.

        The Credit Agreement contains customary representations and warranties and conditions to borrowing. The Credit Agreement also includes customary affirmative and negative covenants, including covenants that limit or restrict CH2M HILL's and its subsidiaries' ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, enter into transactions with affiliates, and make certain kinds of payments, in each case subject to customary exceptions for a credit facility of this size and type. CH2M HILL is also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of December 31, 2010, CH2M HILL was in compliance with the covenants required by the Credit Agreement.

        CH2M HILL's nonrecourse and other long-term debt, as of December 31 consist of the following:

($ in thousands)	2010	2009
Nonrecourse:
Mortgage payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$12,430	$13,379
Mortgage payable in monthly installments to December 2015, secured by real estate. The note bears interest at 6.59%	2,823	3,293

	15,253	16,672
Other:
Equipment financing, due in monthly installments to December 2014, secured by equipment. These notes bear interest ranging from 6.00% to 8.00%	22,227	35,572
Shareholder notes payable	141	95

Total debt	37,621	52,339
Less current portion of debt	13,934	14,396

Total long-term portion of debt	$23,687	$37,943

        At December 31, 2010, future principal payments on long-term debt are as follows (in thousands):

Year Ending:
2011	$13,934
2012	10,382
2013	2,576
2014	2,047
2015	1,844
Thereafter	6,838

$37,621

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Operating Lease Obligations

        CH2M HILL has entered into certain noncancellable leases, which are being accounted for as operating leases. At December 31, 2010, future minimum lease payments are as follows (in thousands):

Year Ending:
2011	$115,254
2012	99,680
2013	84,655
2014	69,375
2015	59,868
Thereafter	102,592

$531,424

        Rental expense charged to operations was $126.7 million, $138.9 million and $121.2 million during the years ended December 31, 2010, 2009 and 2008, respectively, including amortization of a deferred gain of $4.3 million in the years ended December 31, 2010 and 2009, and 2008 related to the sale-leaseback of our corporate offices. Certain of CH2M HILL's operating leases contain provisions for a specific rent-free period. CH2M HILL accrues rental expense during the rent-free period based on total expected rent payments to be made over the life of the related lease.

(12) Income Taxes

        Income before provision for income taxes for the years ended December 31 consists of the following:

($ in thousands)	2010	2009	2008
U.S. income	$102,047	$143,190	$55,891
Foreign income	45,452	6,972	3,662

Income before taxes	$147,499	$150,162	$59,553

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

        The provision for income taxes for the years ended December 31 consists of the following:

($ in thousands)	2010	2009	2008
Current income tax expense:
Federal	$55,835	$49,035	$38,715
Foreign	11,729	14,138	(1,154)
State and local	10,939	12,653	14,725

Total current income tax expense	78,503	75,826	52,286
Deferred income tax benefit:
Federal	(17,280)	(23,291)	(22,507)
Foreign	(4,771)	(2,646)	2,462
State	(2,648)	(3,469)	(4,744)

Total deferred income tax benefit	(24,699)	(29,406)	(24,789)

Total income tax expense	$53,804	$46,420	$27,497

        The reconciliations of income tax computed at the U.S. federal statutory tax rate to CH2M HILL's effective income tax rate for the years ended December 31 are as follows:

($ in thousands)	2010	2009	2008
Pretax income	$147,499	$150,162	$59,553
Federal statutory rate	35%	35%	35%

Expected tax expense	51,625	52,556	20,844
Reconciling items:
State income taxes, net of federal benefit	5,640	7,763	5,620
Nondeductible meals and entertainment	3,082	3,035	3,563
Section 199—Domestic manufacturer deduction	(3,686)	(4,515)	(2,737)
Compensation	(1,804)	(6,114)	1,483
Subsidiary earnings	(5,358)	(7,520)	(6,610)
Permanent expenses, exclusions and credits	2,108	(6,660)	(2,743)
Foreign permanent expenses, taxes, credits and other	2,835	8,442	7,136
Other	(638)	(567)	941

Provision for income taxes	$53,804	$46,420	$27,497

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

($ in thousands)	2010	2009
Deferred tax assets:
Net foreign operating loss carryforwards	$23,050	$23,143
Deferred gain, insurance and other	24,758	18,397
Accrued employee benefits	180,055	176,586

Total deferred tax assets	227,863	218,126
Valuation allowance	(27,712)	(26,019)

Net deferred tax assets	200,151	192,107
Deferred tax liabilities:
Investments in affiliates	2,871	6,192
Depreciation and amortization	22,354	28,513

Net deferred tax liabilities	25,225	34,705

Net deferred tax assets	$174,926	$157,402

        A valuation allowance is required to be established for those deferred tax assets where it is more likely than not that they will not be realized. The above valuation allowances relate primarily to operating loss carryforwards from foreign operations of $86.9 million and $77.4 million for the years ended December 31, 2010 and 2009, respectively. Taxable income within the applicable foreign subsidiary must be reported in order for the deferred tax asset to be realized. The foreign net operating losses can be carried forward for varying terms depending on the foreign jurisdiction between three years and an unlimited carry forward period.

        Undistributed earnings of CH2M HILL's foreign subsidiaries amounted to approximately $75.3 million at December 31, 2010. These earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, CH2M HILL would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. If these earnings were repatriated as of December 31, 2010, approximately $16.3 million of income tax expense would be incurred.

        The tax benefit from share-based compensation awards for the years ended December 31, 2010, 2009 and 2008 was $14.0 million, $6.4 million and $6.9 million, respectively. These amounts are reflected as additional paid-in capital in the consolidated statements of shareholders' equity and comprehensive income and are reported as financing activities in the 2010 and 2009 consolidated statements of cash flows.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of uncertain tax positions as of December 31, 2010 is as follows (in thousands):

Balance at December 31, 2009	$23,752
Additions for current year tax positions	2,591
Additions for prior year tax positions	3,882
Reductions for prior year tax positions	(7,725)
Settlement with taxing authorities	(777)
Reductions as a result of lapse of applicable statue of expirations	(6,385)

Balance at December 31, 2010	$15,338

        CH2M HILL also recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010 and 2009, CH2M HILL had approximately $3.0 million and $4.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

        CH2M HILL files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, CH2M HILL is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S. and Canada. With few exceptions, CH2M HILL is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 2003.

(13) Earnings Per Share

        Basic earnings per share (EPS) excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents, which consists of stock options, and is computed using the weighted-average number of common shares and common stock equivalents outstanding during the period.

        Reconciliations of basic and diluted EPS for the years ended December 31 are as follows:

($ in thousands)	2010	2009	2008
Numerator:
Net income attributable to CH2M HILL	$93,695	$103,742	$32,056

Denominator:
Basic weighted-average common shares outstanding	31,458	31,908	33,487
Dilutive effect of common stock equivalents	705	691	889

Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	32,163	32,599	34,376

Basic net income per common share	$2.98	$3.25	$0.96

Diluted net income per common share	$2.91	$3.18	$0.93

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans

  Deferred Compensation Plans

        Effective February 11, 2010, CH2M HILL amended and restated the CH2M HILL Companies, Ltd. Deferred Compensation Retirement Plan (DCRP) to form the CH2M HILL Supplemental Executive Retirement and Retention Plan (SERRP). The Plan is intended to be unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees within the meaning of Title I of the Employee Retirement Income Security Act (ERISA). Under this plan, each participant's account consists of various contributions made to the account by CH2M HILL on behalf of the participant. CH2M HILL selects the investment vehicles available under the plan. Compensation expense was $0.6 million and $0.1 million for the year ended December 31, 2010 and 2009, respectively.

        In addition to the SERRP, CH2M HILL has two nonqualified deferred compensation plans that provide benefits payable to officers and certain highly compensated employees at specified future dates, upon retirement, or death. Under one plan, a participant could elect to defer base compensation and incentive compensation, in cash or common stock. Under the other plan, a participant, whose 401(k) Plan contributions are limited by the ERISA, could elect to defer additional base compensation to which CH2M HILL may make a matching contribution. It is also used by CH2M HILL to provide additional retirement benefits for certain of its senior executives at levels to be determined from time-to-time by the Board of Directors.

        These deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of CH2M HILL. The participant's cash deferrals earn a return based on the participant's selection of investments in several hypothetical investment options. Each hypothetical investment option is based on an investment fund that is similar to the 401(k) Plan. All deferrals of common stock must remain invested in common stock and are distributed in common stock.

        Compensation expense for the two nonqualified plans was $2.8 million and $8.4 million for the years ended December 31, 2010, and 2009, respectively. During 2008, the return on the participants hypothetical investment options decreased by $14.3 million and thus compensation expense was decreased by this amount.

Stock Option Plans

        Effective January 1, 2009, the Board of Directors and shareholders approved the CH2M HILL Companies, Ltd. 2009 Stock Option Plan (2009 Stock Option Plan). The 2009 Stock Option Plan reserves 3,000,000 shares of CH2M HILL common stock for issuance upon exercise of stock options granted under the plan. All options outstanding under the previous plans (1999 and 2004 Stock Option Plans) that have been cancelled, expired or for any other reason cease to be exercisable, are rolled into the 2009 Stock Option Plan and are available for grant in addition to the 3,000,000 options reserved.

        Stock options are granted at an exercise price equal to the fair market value of CH2M HILL's common stock at the date of grant. Stock options granted generally become exercisable 25%, 25% and 50% after one, two and three years, respectively, and have a term of five years from date of grant. The

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

following table summarizes the activity relating to the 2009 Stock Option Plan and the 1999 and 2004 Stock Option Plans during 2010:

Stock Options:	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	3,478,765	$25.09
Granted	510,256	$41.17
Exercised	(899,753)	$19.01
Forfeited	(80,139)	$33.33
Expired	(37,284)	$20.35

Outstanding at December 31, 2010	2,971,845	$29.52

Exercisable at December 31, 2010	1,592,589	$23.91
Available for future grants	2,165,019

        The weighted-average remaining contractual term for all options outstanding at December 31, 2010 and 2009 was 2.4 years and 2.7 years, respectively. The aggregate intrinsic value was $50.4 million and $55.0 million, respectively. The weighted-average remaining contractual term for options vested and exercisable at December 31, 2010 and 2009 was 1.6 years and 1.7 years, respectively. The aggregate intrinsic value was $35.9 million and $33.9 million, respectively. The remaining unrecognized compensation expense related to nonvested awards as of December 31, 2010 is $4.5 million. CH2M HILL expects to recognize this compensation expense over the weighted average remaining recognition period of 1.5 years, subject to forfeitures that may occur during that period.

        CH2M HILL received $3.7 million, $3.9 million and $3.5 million from options exercised during the years ended December 31, 2010, 2009 and 2008, respectively. CH2M HILL's stock option plans also allow participants to satisfy the exercise price and participant tax withholding obligation by tendering shares of company stock that have been owned by the participants for at least six months. The intrinsic value associated with exercises was $16.3 million, $11.8 million and $13.1 million during the years ended December 31, 2010, 2009 and 2008, respectively.

        CH2M HILL measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant date fair value of options granted during the years ended December 31, 2010 and 2009 was $6.30 and $5.58, respectively. The following assumptions were used in determining the fair value of options granted during 2009 and 2008:

	2010	2009
Risk-free interest rate	1.56%	1.86%
Expected dividend yield	0.00%	0.00%
Expected option life	4.21 Years	4.23 Years
Expected stock price volatility	15.06%	15.11%

        CH2M HILL estimates the expected term of options granted based on historical experience of employee exercise behavior. CH2M HILL estimates the volatility of its common stock by using the weighted-average of historical volatility over the same period as option term. CH2M HILL uses the Treasury Yield Curve rates for the risk-free interest rate in the option valuation model with maturities similar to the expected term of the options. CH2M HILL does not anticipate paying any cash dividends on its common stock in the foreseeable future and therefore uses an expected dividend yield of zero in

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

the option valuation model. CH2M HILL is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. CH2M HILL uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards.

        The total compensation expense recognized for stock options granted for the years ended December 31, 2010, 2009 and 2008 was $4.8 million, $4.7 million and $4.1 million, respectively.

Payroll Deduction Stock Purchase Plan

        In November 1999, CH2M HILL established the Payroll Deduction Stock Purchase Plan (PDSPP) which provides for the purchase of common stock at 90% of the market value as of the date of purchase through payroll deductions by participating employees. Eligible employees may purchase common stock totaling up to 15% of an employee's compensation through payroll deductions. An employee cannot purchase more than $25,000 of common stock under the PDSPP in any calendar year. The PDSPP is intended to qualify under Section 423 of the Internal Revenue Code (IRC). The PDSPP is not intended to qualify under Section 401(a) of the IRC and is not subject to ERISA. The PDSPP is non-compensatory since the plan is available to all shareholders and incorporates no option features such as a look-back period. Accordingly, no compensation expense is recognized in the financial statements for the PDSPP. During the years ended December 31, 2010, 2009 and 2008, a total of 569,788 shares, 688,776 shares and 784,125 shares, respectively, were issued under the PDSPP, for total proceeds of $22.2 million, $21.5 million and $21.7 million, respectively.

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

        During the years ended December 31, 2010, 2009 and 2008, a total of 6,136, 1,504 and 2,050 phantom stock units, respectively, were granted under the Phantom Stock Plan. The fair values of the units granted under the Phantom Stock Plan during 2010, 2009 and 2008 were $40.52, $31.10 and $30.32, respectively. Compensation expense related to the Phantom Stock Plan during 2010, 2009 and 2008 was $0.5 million, $0.4 million, and $0.3 million, respectively.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

        The following table summarizes the activity relating to the Phantom Stock Plan during 2010:

Number of Units
Balance at December 31, 2009	32,509
Granted	6,136
Exercised	(2,135)
Cancelled	(43)

Balance at December 31, 2010	36,467

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

        Compensation expense related to the SARs Plan amounted to $0.2 million, $0.4 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        The following table summarizes the activity relating to the SARs Plan during 2010:

	Number of Rights	Weighted Average Exercise Price
Balance at December 31, 2009	39,330	$22.71
Granted	5,400	$41.10
Exercised	(12,113)	$18.27
Cancelled	(1,942)	$29.45

Balance at December 31, 2010	30,675	$27.28

Incentive Plans

        In January 2000, CH2M HILL established the Short Term Incentive Plan (STIP) to aid in the motivation, recruitment, retention and reward of employees. Management determines which employees, directors, and eligible consultants participate in the STIP. During the years ended December 31, 2010, 2009 and 2008, a total of 369,566 shares, 432,093 shares and 604,333 shares, respectively, were issued under the STIP. The fair values of the shares issued under the STIP were $40.52, $31.10 and $30.32, for the years ended December 31, 2010, 2009, and 2008, respectively. Compensation expense related to common stock awards under the STIP amounted to zero, $14.4 million and $11.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        In January 1999, CH2M HILL established the Long Term Incentive Plan (LTIP) to reward certain executives and senior leaders for the creation of value in the organization through the achievement of

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

specific long-term (3 year) goals of earnings growth and strategic initiatives. The Compensation Committee of the Board reviews and endorses participation in the LTIP in any program year and a new plan is established each year. During the years ended December 31, 2010, 2009 and 2008, a total of 279,447 shares, 323,474 shares and 262,837 shares, respectively, were issued under the LTIP at a fair value of $40.52, $31.10 and $30.32 per share, respectively. Compensation expense related to common stock awards under the LTIP amounted to $15.0 million, $13.3 million and $11.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Restricted Stock Plan

        In January 2000, CH2M HILL established the Restricted Stock Plan which provides eligible individuals with added incentives to continue in the long-term service of CH2M HILL. The awards are made for no consideration and vest over various periods, but are considered outstanding at the time of grant. During the years ended December 31, 2010, 2009 and 2008, a total of 186,396 shares, 111,246 shares and 70,405 shares, respectively, were granted under the Restricted Stock Plan.

        CH2M HILL recognizes compensation costs, net of estimated forfeitures, over the vesting term based on the fair value of the restricted stock at the date of grant. The amount of compensation expense recognized under the Restricted Stock Plan was $4.8 million, $2.9 million and $3.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. In determining the amount of compensation expense, CH2M HILL has estimated that forfeitures of restricted stock shares will be less than 10% of total restricted stock shares outstanding based upon prior experience. As of December 31, 2010, there was $7.6 million of unrecognized compensation expense related to non-vested restricted stock grants. The expense is expected to be recognized over a weighted average period of 2.78 years.

        The following table summarizes the activity relating to the Restricted Stock Plan during 2010:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2009	460,205	$24.29
Granted	186,396	$42.32
Vested	(170,398)	$25.51
Cancelled and expired	(28,150)	$30.40

Balance at December 31, 2010	448,053	$30.91

        The weighted-average fair values of the shares granted under the Restricted Stock Plan during 2010, 2009 and 2008 were $42.32, $33.76 and $30.71, respectively.

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

        The 401(k) Plan allows for matching contributions to be made in both cash and stock. Matching contributions may be made in an amount that is based on a percentage of the employee's contributions for the calendar quarter up to 4% of the employee's base compensation. Participants of the 401(k) Plan are, at all times, 100% vested in the employee contribution account. Employer contributions allocated to a participant's account generally vest over six years of completed service. Expenses related to matching contributions for the 401(k) Plan for 2010, 2009 and 2008 were $20.6 million, $25.4 million and $25.9 million, respectively. In addition, expenses related to defined contributions made in common stock for the 401(k) Plan for 2010, 2009 and 2008 were $16.6 million, $12.7 million and $14.9 million, respectively.

Pension and Other Postretirement Benefits

        CH2M HILL has three noncontributory defined benefit pension plans. Plan benefits in two of the plans were frozen while one plan remains active. Effective December 31, 2010, the active plan was amended impacting the formula to calculate future benefits. Benefits are based on years of service and compensation during the span of employment.

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee Retirement Plans (Continued)

        CH2M HILL expects to make contributions of $10.2 million to the pension plans in 2011. The pension, non-qualified pension and post-retirement healthcare benefit payments, including expected future services, are expected to be paid from plan assets and operating cash flows as follows:

($ in thousands)	Pension Plans	Non-Qualified	Post-Retirement Benefit Plans
2011	$10,204	$91	$3,110
2012	11,396	85	2,588
2013	12,076	80	2,852
2014	13,255	75	3,174
2015	14,368	69	3,499
2016-2020	82,677	270	21,850

	$143,976	$670	$37,073

Benefit Expense

        The measurement dates used to determine pension, non-qualified pension and other post-retirement benefits for the plans are December 31, 2010, 2009 and 2008. The actuarial assumptions used to compute the net pension benefit expense, non-qualified pension benefit expense and post-retirement benefit expense are based upon information available as of the beginning of the year, as presented in the following table.

	Pension Plans			Non-Qualified Pension Plans			Post-Retirement Benefit Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Actuarial assumptions at beginning of year:
Discount rate	5.90%	6.25%	6.25%	5.90%	6.25%	6.25%	5.90%	6.25%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%	na	na	na	na	na	na
Expected long-term rate of return on plan assets	7.50%	8.00%	8.00%	na	na	na	na	na	na
Initial healthcare costs trend rate	na	na	na	na	na	na	na	5.99%	6.51%
Ultimate healthcare cost trend rate	na	na	na	na	na	na	na	4.50%	4.50%
Year ultimate trend rate is reached	na	na	na	na	na	na	na	2011	2011

na—not applicable

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee Retirement Plans (Continued)

        The components of the pension benefit expense, non-qualified pension benefit expense and post-retirement benefit expense for the years ended December 31 are detailed below:

	Pension Plans			Non-Qualified Pension Plans			Post-Retirement Benefit Plans
($ in thousands)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Service costs	$5,579	$4,691	$4,229	$—	$—	$168	$2,878	$3,327	$3,510
Interest costs	10,692	9,870	9,213	36	38	324	2,340	2,181	2,655
Expected return on plan assets	(9,149)	(8,262)	(11,550)	—	—	—	—	—	—
Amortization of transition (asset)/obligation	—	—	(2)	—	—	—	349	349	349
Amortization of prior service costs	92	87	87	—	—	297	354	387	394
Recognized gain due to curtailments	—	—	—	—	—	—	—	(1,052)	—
Recognized net actuarial loss (gain)	4,058	4,382	91	9	3	6	(3)	(1)	203

Net expense included in current income	$11,272	$10,768	$2,068	$45	$41	$795	$5,918	$5,191	$7,111

        The gain recognized in 2009 due to the curtailment in the post-retirement benefit plans represent a decrease in the accrued benefit obligation of $2.8 million, accelerated recognition of previously unrecognized loss of $0.2 million, and accelerated recognition of previously unrecognized prior service cost of $1.5 million.

Benefit Obligations

        The actuarial assumptions used to compute the benefit obligations for the plans which are based upon information available as of December 31 are:

	Pension Plans		Non-Qualified Pension Plans		Post-Retirement Benefit Plans
	2010	2009	2010	2009	2010	2009
Actuarial assumptions at end of year:
Discount rate	5.80%	5.90%	5.80%	5.90%	5.80%	5.90%
Rate of compensation increase	3.00%	4.00%	na	na	na	na
Initial healthcare cost trend rate	na	na	na	na	na	5.99%
Ultimate healthcare cost trend rate	na	na	na	na	na	4.50%
Year ultimate trend rate is reached	na	na	na	na	na	2011

na—not applicable

        The discount rate assumptions are set annually based on several factors such as: a) the rates of return on high quality fixed income investments available and expected to be available during the period to maturity of the benefits and b) the duration of the plan liabilities is also compared to a portfolio of high quality corporate bonds appropriate to provide for the projected benefit payments of the plan.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee Retirement Plans (Continued)

        The following table summarizes the change in benefit obligation for the pension, non-qualified pension and post-retirement benefit plans and change in plan assets for the pension plans for the years ended December 31:

	Pension Plans		Non-Qualified Pension Plans		Post-Retirement Benefit Plans
($ in thousands)	2010	2009	2010	2009	2010	2009
Benefit obligation accrued at beginning of year	$184,716	$161,072	$651	$655	$40,281	$41,901
Service cost	5,579	4,691	—	—	2,878	3,327
Interest cost	10,692	9,870	36	38	2,340	2,181
Plan contributions	—	—	—	—	1,272	2,452
Actuarial loss (gain)	2,613	14,984	32	49	1,388	(3,226)
Amendment	(9,610)	—	—	—	—	—
Curtailments	—	—	—	—	—	(2,771)
Benefits paid	(6,395)	(5,901)	(91)	(91)	(3,179)	(3,583)

Benefit obligation at end of year	$187,595	$184,716	$628	$651	$44,980	$40,281

Fair value of plan assets at beginning of year	$122,588	$105,457	—	—	—	—
Actual gain on plan assets	14,426	21,617	—	—	—	—
Employer and employee contributions	8,073	1,415	—	—	—	—
Benefits paid	(6,395)	(5,901)	—	—	—	—

Fair value of plan assets at end of year	$138,692	$122,588	—	—	—	—

        The weighted-average asset allocations for the benefit plans as of December 31, 2010 and 2009 by asset category are as follows:

	Pension Plans
	2010	2009
Equity	54%	52%
Debt	45%	47%
Other	1%	1%

Total	100%	100%

        The investment philosophy for the pension plans is based on a balanced asset approach allocated primarily between equity securities and debt securities. At December 31, 2010, the equity security holdings were distributed in large and small cap index funds and an international fund. The debt securities consist of two fixed income funds. CH2M HILL uses long-term historical actual return experience with consideration of the expected investment mix of the plans' assets, as well as future estimates of long-term investment returns to develop its expected rate of return assumption used in calculating the net periodic pension cost.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee Retirement Plans (Continued)

        The following table summarizes the effect of a 1% change in the health care cost trend rate (HCCTR) on the postretirement obligation and costs:

($ in thousands)	2010	2009
Effect of 1% increase in HCCTR as of December 31 on:
Postretirement benefit obligation	na	$111
Total of service and interest cost components	na	30
Effect of 1% decrease in HCCTR for the year ended December 31 on:
Postretirement benefit obligation	na	(155)
Total of service and interest cost components	na	(45)

        CH2M HILL has instituted caps on the potential growth of it's retiree healthcare cost. Based on expected costs for 2011 and 2012, the retiree healthcare cost caps are expected to be reached in 2012 and apply in all future years. As healthcare costs continue to increase, these caps are intended to remain in force at current levels. As a result, a 1% change in the health care cost trends has no impact on the postretirement obligation or costs.

Funded Status

        The following table presents the funded status of the pension, non-qualified pension and post-retirement benefit plans at December 31, 2010:

($ in thousands)	Pension Plans	Non-Qualified Pension Plans	Post-Retirement Benefit Plans
Projected benefit obligation	$187,595	$628	$—
Accumulated benefit obligation	—	—	44,980
Fair value of plan assets	138,692	—	—

Underfunded status	$(48,903)	$(628)	$(44,980)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$53,848	$163	$4,943
Net prior service cost	(9,446)	—	638
Transition obligation	—	—	449

Total	$44,402	$163	$6,030

Amounts to be recognized in 2011 as a component of net periodic cost:
Net actuarial loss	$3,550	$13	$50
Transition obligation	—	—	349
Net prior service cost	(783)	—	353

Total	$2,767	$13	$752

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee Retirement Plans (Continued)

        The following table presents the funded status of the pension, non-qualified pension and post-retirement benefit plans at December 31, 2009:

($ in thousands)	Pension Plans	Non-Qualified Pension Plans	Post-Retirement Benefit Plans
Projected benefit obligation	$184,716	$651	$—
Accumulated benefit obligation	—	—	40,281
Fair value of plan assets	122,588	—	—

Underfunded status	$(62,128)	$(651)	$(40,281)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$60,571	$140	$3,552
Net prior service cost	256	—	992
Transition obligation	—	—	798

Total	$60,827	$140	$5,342

Amounts to be recognized in 2010 as a component of net periodic cost:
Net actuarial loss (gain)	$4,058	$9	$(3)
Transition obligation	—	—	349
Net prior service cost	92	—	350

Total	$4,150	$9	$696

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

        Plan assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth, by level, within the fair value

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee Retirement Plans (Continued)

hierarchy a summary of the pension plans' investments measured at fair value on a recurring basis at December 31, 2010.

	Investment Assets at Fair Value as of December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total
Common/collective trust & wrap contracts	$—	$49,957	$—	$49,957
Mutual funds	88,735	—	—	88,735

Total investment assets at fair value	$88,735	$49,957	$—	$138,692

(16) Segment Information

        CH2M HILL provides services to clients through three operating segments: Government, Environment and Nuclear, Facilities and Infrastructure, and Energy. Our Government, Environment and Nuclear segment generally provides a comprehensive range of services to the U.S. Federal government as well as services to foreign governments and industry. Our Facilities and Infrastructure segment generally provides a comprehensive range of services to various industry segments, and state, local and provincial governments. Our Energy segment generally provides a comprehensive range of services to private sector clients.

        CH2M HILL evaluates performance based on several factors, of which the primary financial measure is operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. CH2M HILL uses operating income as its measurement of segment profit. Unallocated corporate expenses are included in "other" in the table below.

        Certain financial information for each segment is provided below (in thousands):

2010	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$2,197,585	$2,004,341	$1,220,875	$—	$5,422,801
Equity in earnings of joint ventures and affiliated companies	$46,919	$16,609	$4,985	$—	$68,513
Depreciation and amortization	$4,938	$9,252	$48,121	$—	$62,311
Operating income (loss)	$87,637	$91,600	$25,502	$(29,976)	$174,763
Segment assets	$896,389	$613,820	$456,871	$—	$1,967,080
Goodwill	$—	$42,384	$87,970	$—	$130,354

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Segment Information (Continued)

2009	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$1,939,188	$1,947,359	$1,612,771	$—	$5,499,318
Equity in earnings of joint ventures and affiliated companies	$44,781	$18,557	$2,201	$—	$65,539
Depreciation and amortization	$5,684	$9,875	$65,330	$—	$80,889
Operating income (loss)	$135,960	$71,010	$14,589	$(47,028)	$174,531
Segment assets	$804,885	$791,915	$351,222	$—	$1,948,022
Goodwill	$—	$42,384	$87,970	$—	$130,354

2008	Government, Environment and Nuclear	Facilities and Infrastructure	Energy	Other	Financial Statement Balances
Revenue from external customers	$1,668,865	$1,986,615	$1,934,426	$—	$5,589,906
Equity in earnings of joint ventures and affiliated companies	$41,323	$(12,136)	$5,045	$—	$34,232
Depreciation and amortization	$5,685	$8,791	$77,546	$—	$92,022
Operating income (loss)	$80,596	$31,953	$50,866	$(74,240)	$89,175
Segment assets	$759,310	$797,145	$415,386	$—	$1,971,841
Goodwill	$—	$46,870	$87,970	$—	$134,840

        CH2M HILL derived approximately 37%, 35% and 26% of its total revenues from contracts with the U.S. federal government in the years ended December 31, 2010, 2009 and 2008, respectively.

        Although CH2M HILL provides services in numerous countries, no single country outside of the U.S. accounted for 10% or greater of the total consolidated revenue. Total U.S. and international revenue for the years ended December 31 were as follows:

($ in thousands)	2010	2009	2008
U.S.	$4,274,155	$4,525,613	$4,584,498
International	1,148,646	973,705	1,005,408

Total	$5,422,801	$5,499,318	$5,589,906

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Commitments and Contingencies (Continued)

        Commercial commitments outstanding as of December 31, 2010 are summarized below:

	Amount of Commitment Expiration Per Period
($ in thousands)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed
Letters of credit	$67,531	$21,232	$664	$—	$89,427
Surety and bid bonds	1,019,431	327,221	164,063	—	1,510,715

Total	$1,086,962	$348,453	$164,727	$—	$1,600,142

        CH2M HILL is party to various contractual guarantees and legal actions arising in the normal course of business. Because a large portion of CH2M HILL's business comes from federal, state and municipal sources, CH2M HILL's procurement and certain other practices at times are also subject to review and occasional investigations by U.S. and state attorneys offices. Such state and U.S. federal government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. federal government contracting. These investigations often take years to complete and many result in no adverse action or alternatively, could result in settlement. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcomes of pending proceedings are often difficult to predict, CH2M HILL's management believes that proceedings and legal actions currently pending would not result in a material adverse effect on CH2M HILL's results of operations or financial condition even if the final outcome is adverse to CH2M HILL.

        Many claims that are currently pending against CH2M HILL are covered by our professional liability insurance, after retentions and deductibles. Management estimates that the levels of insurance coverage are generally adequate to cover CH2M HILL's liabilities, if any, with regard to such claims. Any amounts that are probable of payment by CH2M HILL, including legal fees incurred to defend, are accrued when such amounts are estimable. As of December 31, 2010 and 2009, accruals for potential estimated claim liabilities were $28.9 million and $28.7 million, respectively.

        In 2010, CH2M HILL was notified that the U.S. Attorney's Office is investigating potential overtime irregularities on the DOE Hanford tank farms contract which CH2M HILL completed in 2008. Management is cooperating with the investigation but given its early stages are not yet in a position to ascertain the strength of potential claims or quantify their possible impact. Based on currently available information, CH2M HILL's management believes that the investigation would not result in a material impact on CH2M HILL's results of operations or financial condition, even if the final outcome is adverse to CH2M HILL.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Quarterly Financial Information (unaudited)

        CH2M HILL's quarterly financial information for the years ended December 31, 2010 and 2009 is as follows:

(In thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the Year Ended
2010
Revenue	$1,235,579	$1,341,088	$1,399,063	$1,447,071	$5,422,801
Operating income	26,859	62,016	46,362	39,526	174,763
Net income attributable to CH2M HILL	14,332	31,732	25,293	22,338	93,695
Net income per common share
Basic	$0.45	$1.00	$0.81	$0.71	$2.98
Diluted	$0.44	$0.98	$0.79	$0.69	$2.91
2009
Revenue	$1,334,083	$1,373,594	$1,441,281	$1,350,360	$5,499,318
Operating income	21,339	31,311	82,098	39,783	174,531
Net income attributable to CH2M HILL	8,329	15,585	58,267	21,561	103,742
Net income per common share
Basic	$0.26	$0.49	$1.82	$0.68	$3.25
Diluted	$0.26	$0.48	$1.78	$0.66	$3.18

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, Douglas County, State of Colorado, on March 1, 2011.

CH2M HILL COMPANIES, LTD.
By:	/s/ MICHAEL A. LUCKI Michael A. Lucki Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated, through their attorney-in-fact as appointed in the power of attorney of February 11, 2011 included as Exhibit 24.1 filed herewith.

Signature	Title	Date

/s/ LEE A. MCINTIRE Lee A. McIntire	Chief Executive Officer (Principal Executive Officer)	March 1, 2011
/s/ MICHAEL A. LUCKI Michael A. Lucki	Chief Financial Officer (Principal Financial Officer)	March 1, 2011
/s/ JOANN SHEA JoAnn Shea	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2011
* Manuel Ernesto Aguirre	Director	March 1, 2011
* Robert W. Bailey	Director	March 1, 2011
* Robert G. Card	Director	March 1, 2011
* William T. Dehn	Director	March 1, 2011
* Jerry D. Geist	Director	March 1, 2011
* Chad O. Holliday, Jr.	Director	March 1, 2011
* Michael E. McKelvy	Director	March 1, 2011
* Georgia R. Nelson	Director	March 1, 2011
* David B. Price	Director	March 1, 2011

Signature	Title	Date

* Jacqueline C. Rast	Director	March 1, 2011
* Nancy R. Tuor	Director	March 1, 2011
* Barry L. Williams	Director	March 1, 2011

*By:	/s/ MICHAEL A. LUCKI Michael A. Lucki, as attorney-in-fact