Form 10-Q
period 2011-03-31
CH2M HILL COMPANIES LTD
filed 2011-05-04
CIK 777491

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

        The number of shares outstanding of the registrant's common stock as of April 27, 2011 was 30,647,290.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$234,445	$290,405
Available-for-sale securities	2,999	2,412
Receivables, net—
Client accounts	543,467	558,734
Unbilled revenue	362,214	389,353
Other	21,482	21,264
Deferred income taxes	65,991	62,007
Prepaid expenses and other current assets	47,950	44,498

Total current assets	1,278,548	1,368,673
Investments in unconsolidated affiliates	103,249	82,982
Property, plant and equipment, net	164,500	169,261
Goodwill	130,354	130,354
Intangible assets, net	48,979	51,048
Deferred income taxes	119,503	112,919
Employee benefit plan assets and other	64,825	51,843

Total assets	$1,909,958	$1,967,080

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$13,543	$13,934
Accounts payable and accrued subcontractor costs	383,670	407,694
Billings in excess of revenue	219,291	237,053
Accrued payroll and employee related liabilities	278,668	291,713
Income tax payable	—	20,010
Other accrued liabilities	152,036	163,396

Total current liabilities	1,047,208	1,133,800
Long-term employee related liabilities and other	255,831	255,425
Long-term debt	19,771	23,687

Total liabilities	1,322,810	1,412,912
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 30,595,171and 30,527,473 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	306	305
Additional paid-in capital	—	—
Retained earnings	595,323	563,343
Accumulated other comprehensive loss	(15,065)	(18,768)

Total CH2M HILL common shareholders' equity	580,564	544,880
Noncontrolling interests	6,584	9,288

Total equity	587,148	554,168

Total liabilities and shareholders' equity	$1,909,958	$1,967,080

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
Gross revenue	$1,268,095	$1,235,579
Equity in earnings of joint ventures and affiliated companies	12,067	14,376
Operating expenses:
Direct cost of services and overhead	(1,027,936)	(1,002,955)
General and administrative	(209,937)	(220,141)

Operating income	42,289	26,859
Interest income (expense):
Interest income and other	407	238
Interest expense	(977)	(1,353)

Income before provision for income taxes	41,719	25,744
Provision for income taxes	(11,735)	(6,136)

Net income	29,984	19,608
Less: Income attributable to noncontrolling interests	(6,426)	(5,276)

Net income attributable to CH2M HILL	$23,558	$14,332

Net income attributable to CH2M HILL per common share:
Basic	$0.77	$0.45

Diluted	$0.75	$0.44

Weighted average number of common shares:
Basic	30,709,778	31,544,626

Diluted	31,362,420	32,305,524

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$29,984	$19,608
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,704	16,169
Stock-based employee compensation expense	18,291	16,484
Loss on disposal of property, plant and equipment	34	386
Allowance for uncollectible accounts	1,336	597
Deferred income taxes	(10,800)	(5,812)
Undistributed earnings from unconsolidated affiliates	(12,067)	(14,376)
Distributions of income from unconsolidated affiliates	2,127	21,417
Change in assets and liabilities:
Receivables and unbilled revenue	36,252	98,022
Prepaid expenses and other	(16,752)	4,746
Accounts payable and accrued subcontractor costs	(22,283)	(87,610)
Billings in excess of revenue	(17,177)	(26,733)
Accrued payroll and employee related liabilities	5,647	(27,798)
Other accrued liabilities	(9,089)	13,919
Current income taxes payable	(23,347)	3,928
Long term employee related liabilities and other	3,744	(12,330)

Net cash (used in) provided by operating activities	(396)	20,617
Cash flows from investing activities:
Capital expenditures	(6,533)	(4,609)
Investments in unconsolidated affiliates	(16,160)	(11,373)
Distributions of capital from unconsolidated affiliates	6,765	8,967
Cash increase from consolidation of variable interest entities	—	30,620
Proceeds from sale of property, plant and equipment	563	39

Net cash (used in) provided by investing activities	(15,365)	23,644
Cash flows from financing activities:
Borrowings on long-term debt	16	76
Payments on line of credit and long-term debt	(4,344)	(3,588)
Repurchases and retirements of common stock	(32,298)	(36,325)
Excess tax benefits from stock-based compensation	3,740	2,505
Net distributions to noncontrolling interests	(9,187)	(7,429)

Net cash used in financing activities	(42,073)	(44,761)
Effect of exchange rates on cash	1,874	1,366

(Decrease) increase in cash and cash equivalents	(55,960)	866
Cash and cash equivalents, beginning of period	290,405	169,717

Cash and cash equivalents, end of period	$234,445	$170,583

Supplemental disclosures:
Cash paid for interest	$683	$2,021
Cash paid for income taxes	$38,800	$10,691

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Business

        CH2M HILL Companies, Ltd. and subsidiaries (CH2M HILL) is a project delivery firm founded in 1946. In the following text, the terms "we," "our," "our company," and "us" may refer to CH2M HILL. We are a large employee-owned professional engineering services firm providing engineering, construction, consulting, design, design-build, procurement, operations and maintenance, program management and technical services to U.S. federal, state, municipal and local government agencies, national governments, as well as private industry, around the world. A substantial portion of our professional fees are derived from projects that are funded directly or indirectly by government entities.

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

        In the opinion of CH2M HILL's management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Revenue Recognition

        Our company earns revenue from different types of contracts, including cost-plus, fixed-price and time-and-materials. We primarily perform engineering and construction related services and recognize revenue for these contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts. In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, or achievement of contract performance standards.

        Change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and the amount can be estimated. Management evaluates when a change order is probable based upon its experience in negotiating change orders or

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

the customer's written approval of such changes. Losses on construction and engineering contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated.

        We also perform operations and maintenance services. Revenue is recognized on operations and maintenance contracts on a straight-line basis over the life of the contract once we have an arrangement, service has begun, the price is fixed or determinable and collectability is reasonably assured.

Available-for-Sale Securities

        Available-for-sale securities are carried at fair value, with unrecognized gains and losses reported in accumulated other comprehensive loss, net of taxes. Losses on available-for-sale securities are recognized when a loss is determined to be other than temporary or when realized. Fair values are estimated based on Level 1 inputs including market prices, where available, or dealer quotes.

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

Fair Value Measurements

        Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based off of unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs ultilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based off of significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shareholders' Equity

        The changes in shareholders' equity for the three months ended March 31, 2011 are as follows (in thousands):

	Shares	Amount
Shareholders' equity, December 31, 2010	30,527	$554,168
Net income attributable to CH2M HILL	—	23,558
Shares issued and to be issued in connection with stock-based compensation and employee benefit plans	622	40,721
Shares and share equivalents purchased, retired and cancelled	(554)	(32,298)
Other comprehensive income	—	3,760
Net income from noncontrolling interests	—	6,426
Net distributions to noncontrolling interests	—	(9,187)

Shareholders' equity, March 31, 2011	30,595	$587,148

Stock-Based Compensation Plans

        We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three months ended March 31, 2011 was $7.42, compared to $6.90 for the same period in the prior year.

        We estimate the expected term of options granted by calculating the average of the vesting term and the contractual term of the option. We estimate the volatility of our common stock by using a weighted-average of historical volatility over the same period as the expected term of the option. We use the U.S. Treasury Bill issues for the risk-free interest rate in the option valuation model with original maturities similar to the expected term of the options. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The fair value of stock-based payment awards is amortized into stock-based compensation on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

        The total compensation cost recognized for share-based payments for stock options for the three months ended March 31, 2011 and 2010 was $1.2 million and $1.3 million, respectively.

Recently Adopted Accounting Standards

        In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, revising the existing guidance on the consolidation and disclosures of variable interest entities (VIEs) which was codified in Accounting Standards Codification (ASC) 810-10. Specifically, it changes how a

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting rights should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The guidance also requires additional disclosures about a company's involvement with VIEs and requires an entity to continually assess any significant changes in risk exposure as well as an entity's assessment of the primary beneficiary of the entity. ASC 810-10 became effective for us beginning January 1, 2010. For further discussion of the effect of the adoption, see Note 5.

(2) SEGMENT INFORMATION

        In order to improve our competitiveness, client service, and financial strength, effective January 1, 2011, we have reorganized our reporting structure under which our chief operating decision maker will be making strategic and operating decisions with regards to assessing performance and allocating resources. We believe this new organizational structure will help us deal with global economic and industry challenges, and better position us for a solid future. As a result, our Water business is reported with the Energy segment creating the Energy and Water segment. Additionally, our Industrial Systems business was divided based upon its operations and combined within our Environmental Services business and Water business and thus reflected in the GEN and Energy and Water segments, respectively. These changes began on January 1, 2011. Prior period amounts have been adjusted to conform to current year presentation.

        Certain financial information relating to the three months ended March 31, 2011 and 2010 for each segment is provided below (in thousands):

Three Months Ended March 31, 2011	Energy and Water	Government, Environment and Nuclear	Facilities and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$406,127	$557,381	$304,587	$—	$1,268,095
Equity in earnings of joint ventures and affiliated companies	1,579	7,698	2,790	—	12,067
Operating income (loss)	16,360	17,685	11,377	(3,133)	42,289

Three Months Ended March 31, 2010	Energy and Water	Government, Environment and Nuclear	Facilities and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$489,320	$474,785	$271,474	$—	$1,235,579
Equity in earnings of joint ventures and affiliated companies	$1,408	$7,511	5,457	—	14,376
Operating income (loss)	1,447	16,869	11,945	(3,402)	26,859

        In addition to the operating segments, the Corporate category primarily includes corporate expenses which represent centralized management costs that are not allocable to individual operating

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

(2) SEGMENT INFORMATION (Continued)

segments and primarily include expenses associated with administrative functions such as executive management, corporate development and initiatives, tax and investor relations.

(3) COMPREHENSIVE INCOME

        Comprehensive income includes foreign currency translation adjustments, benefit plan adjustments, and unrealized gains/losses on available-for-sale investments that have been reflected as a component of shareholders' equity and have not impacted net income. The following table summarizes the components of comprehensive income for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income attributable to CH2M HILL	$23,558	$14,332
Other comprehensive income attributable to CH2M HILL:
Foreign currency translation adjustments	3,348	(350)
Unrealized gain on available-for-sale investments and other, net of tax	355	168

Comprehensive income attributable to CH2M HILL	$27,261	$14,150

(4) EARNINGS PER SHARE

        Basic earnings per share (EPS) excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents, which consist primarily of stock options, and is computed using the weighted-average number of common shares and common stock equivalents outstanding during the period.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

(4) EARNINGS PER SHARE (Continued)

        The following table is a reconciliation of basic and diluted EPS for the three months ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income attributable to CH2M HILL	$23,558	$14,332

Denominator:
Basic income per share—weighted average common shares outstanding	30,710	31,545
Dilutive effect of common stock equivalents	652	761

Diluted income per share—adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	31,362	32,306

Basic net income attributable to CH2M HILL per common share	$0.77	$0.45

Diluted net income attributable to CH2M HILL per common share	$0.75	$0.44

(5) EQUITY METHOD INVESTMENTS AND VARIABLE INTEREST ENTITIES

        Our company routinely enters into teaming arrangements to perform projects for its clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. The arrangements facilitate the completion of contracts that are jointly contracted with our partners. These arrangements are formed to leverage the skills of the respective partners and include consulting, construction, design, design-build, program management and operations and maintenance contracts. Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project.

        We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a VIE. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity's activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities that are made. Most of the VIEs with which our company is involved have relatively few variable interests and are primarily related to our equity investment, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

(5) EQUITY METHOD INVESTMENTS AND VARIABLE INTEREST ENTITIES (Continued)

obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE.

        Upon adoption of ASC 810-10, we consolidated certain VIEs that were previously unconsolidated. It was determined that our company is the primary beneficiary due to the ability to control the activities that most significantly impact the economic performance of the entity. These variable interest entities were previously not consolidated because no party absorbed the majority of the expected losses. Upon consolidation of these joint ventures, consolidated current assets increased by $35.8 million primarily related to cash and cash equivalents and accounts receivable. Current liabilities increased by $27.6 million primarily related to accounts payable, accrued subcontractor costs and billings in excess of revenue.

        As of March 31, 2011, total assets of VIEs that were consolidated were $85.8 million and total liabilities were $55.3 million.

        As of March 31, 2011 and December 31, 2010, we recorded investments in unconsolidated affiliates of $103.2 million and $83.0 million, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus those entities' undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements. Our company has significant variable interests in entities that are not consolidated.

        As of March 31, 2011, the total assets of VIEs that were not consolidated were $354.8 million and total liabilities were $254.7 million. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

(6) GOODWILL AND INTANGIBLE ASSETS

        Indefinite-lived intangible assets consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Goodwill	$130,354	$130,354
Tradename	20,326	20,326

	$150,680	$150,680

        All finite-lived intangible assets are being amortized over their expected lives up to seven years. Our finite-lived intangibles consist of acquired customer relationships. The cost basis of customer relationships was $57.9 million at March 31, 2011 and December 31, 2010. The net value of customer relationships was $28.7 million and $30.7 million at March 31, 2011 and December 31, 2010, respectively. The amortization expense reflected in the accompanying consolidated statements of income was $2.1 million and $2.6 million for the three months ended March 31, 2011 and 2010, respectively. These intangible assets are expected to be fully amortized in 2014. The majority of

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

(6) GOODWILL AND INTANGIBLE ASSETS (Continued)

goodwill, intangible assets and associated amortization expense are held in the Energy and Water segment.

(7) PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

	March 31, 2011	December 31, 2010
($ in thousands)
Land	$27,725	$27,337
Buildings	80,296	80,183
Furniture, fixtures and equipment	202,374	199,199
Leasehold improvements	68,433	67,690

	378,828	374,409
Less: Accumulated depreciation	(214,328)	(205,148)

Property, plant and equipment, net	$164,500	$169,261

        Depreciation expense reflected in the consolidated statements of income was $11.6 million and $13.6 million for the three months ended March 31, 2011 and 2010, respectively. The majority of depreciation expense relates to property, plant and equipment held in the Energy and Water segment.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

        Cash and cash equivalents, receivables, unbilled revenue, accounts payable and billings in excess of revenue are carried at cost, which approximates fair value due to their short maturities. Fair value of marketable securities classified as available-for-sale, which totaled $3.0 million and $2.4 million at March 31, 2011 and December 31, 2010, respectively, were valued based on Level 1 inputs whereby a readily determinable market value exists for the specific asset.

        Fair value of long-term debt, including the current portion, is estimated based on Level 2 inputs. Fair value is determined by discounting future cash flows using interest rates available for issues with similar terms and average maturities.

        The estimated fair values of our company's financial instruments where carrying values do not approximate fair value are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
($ in thousands)
Mortgage notes payable	$14,884	$11,945	$15,253	$12,403
Equipment financing	18,292	17,545	22,227	21,439
Shareholder notes payable	138	125	141	98

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

(9) EMPLOYEE BENEFIT PLAN ASSETS

        We have investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair market value primarily using Level 1 and Level 2 inputs. The assets are invested in various non-exchange traded mutual funds, which are measured using quoted market prices of underlying assets in accessible active markets. As of March 31, 2011 and December 31, 2010, the fair market value of these assets were $60.2 million and $47.0 million, respectively.

(10) LINE OF CREDIT AND LONG TERM DEBT

        On December 6, 2010, we entered into a Credit Agreement (the "Credit Agreement") providing for an unsecured revolving credit facility in an amount of up to $600.0 million. Subject to certain conditions, at any time prior to the date that is thirty days before the maturity date of the Credit Agreement, we will be able to invite existing and new lenders to increase the size of the revolving credit facility by up to $100.0 million, for a maximum aggregate revolving credit facility of $700.0 million. The revolving credit facility has a subfacility for the issuance of standby letters of credit in a face amount up to $300.0 million and a subfacility of up to $300.0 million for multicurrency borrowings. Revolving loans under the Credit Agreement bear interest, at our option, at a rate equal to either (i) the base rate plus a margin based on our consolidated leverage ratio or (ii) the LIBOR rate, based on interest periods of one, two, three or six months, plus a margin based on our consolidated leverage ratio. The base rate is equal to the greater of (i) the Federal Funds Rate, as published from time to time by the Federal Reserve Bank of New York, plus 0.5%, (ii) the lender's prime rate in effect from time to time, or (iii) the one-month LIBOR rate in effect from time to time, plus 1.0%. Our consolidated leverage ratio on any date is the ratio of our consolidated total funded debt to its consolidated earnings before interest, taxes, depreciation and amortization for the preceding four fiscal quarters. There were no outstanding borrowings on the Credit Agreement as of March 31, 2011. If we had borrowed under the Credit Agreement on March 31, 2011 the rate of interest charged on that balance would have been 1.80%. At March 31, 2011, issued and outstanding letters of credit of $100.1 million were reserved against the borrowing base of the Credit Agreement, compared to $89.4 million at December 31, 2010.

        The Credit Agreement contains customary representations and warranties and conditions to borrowing. The Credit Agreement also includes customary affirmative and negative covenants, including covenants that limit or restrict our Company and its subsidiaries' ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, enter into transactions with affiliates, and make certain kinds of payments, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of March 31, 2011, we were in compliance with the covenants required by the Credit Agreement.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

(10) LINE OF CREDIT AND LONG TERM DEBT (Continued)

        Our nonrecourse and other long-term debt consists of the following:

($ in thousands)	March 31, 2011	December 31, 2010
Nonrecourse:
Mortgage payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$12,183	$12,430
Mortgage payable in monthly installments to December 2015, secured by real estate. The note bears interest at 6.59%	2,701	2,823

	14,884	15,253
Other:
Equipment financing, due in monthly installments to December 2014, secured by equipment. These notes bear interest ranging from 6.00% to 8.00%	18,292	22,227
Shareholder notes payable	138	141

Total debt	33,314	37,621
Less current portion of debt	13,543	13,934

Total long-term portion of debt	$19,771	$23,687

(11) PROVISION FOR INCOME TAXES

        The effective tax rate for the three months ended March 31, 2011 was 33.3% compared to 30.0% for the same period in the prior year. The effective tax rate for 2011 is higher in comparison to the effective tax rate in 2010 primarily due to a 2010 state tax settlement. The March 31, 2011 rate was favorably impacted by strong foreign operating results and the impacts these had on deferred tax assets. However, our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

        As of March 31, 2011 and December 31, 2010, we had $18.8 million and $18.3 million, respectively, recorded as a liability for uncertain tax positions. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2011 and December 31, 2010, we had approximately $3.1 million and $3.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.

        We file income tax returns in the U.S. and various state jurisdictions and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2003.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

(12) COMMITMENTS AND CONTINGENCIES

        Our company is party to various contractual guarantees and legal actions arising in the normal course of business. Because a large portion of our business comes from U.S. federal, state and municipal sources, our procurement and certain other practices at times are subject to review and investigation by U.S. and state attorneys offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. government contracting. These investigations often take years to complete and many result in no adverse action or alternatively could result in settlement. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcomes of pending proceedings and legal actions are often difficult to predict, management believes that proceedings and legal actions currently pending would not result in a material adverse effect on our results of operations of financial condition even if the final outcome is adverse to our company.

        Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.

        In 2010, we were notified that the U.S. Attorney's Office is investigating potential overtime irregularities on our DOE Hanford tank farms contract which we completed in 2008. We are cooperating with the investigation but given its early stages, we are not yet in a position to ascertain the strength of potential claims or quantify their possible impact. Based on currently available information, management believes that the investigation would not result in a material impact on our results of operations or financial condition, even if the final outcome is adverse to our company.

(13) SUBSEQUENT EVENTS

        During May 2011, we entered into an agreement with a consulting firm to acquire certain assets in their state and local transportation business. The purchase price is subject to certain adjustments, and closing is contingent on events including the transfer of certain contracts. We expect the transaction to close in the third quarter of this year. The business to be acquired provides consulting and other professional services related primarily to transit and rail agencies in the U.S.

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

        The Company's actual results could differ materially from these forward looking statements due to numerous factors including, without limitation, the following: the continuance of, and funding for certain governmental regulation and enforcement programs which create demand for our services; our ability to attract and perform large, longer-term projects; our ability to insure against or otherwise cover the liability risks inherent in our business including environmental liabilities and professional engineering liabilities; our ability to manage the risks inherent in the government contracting business and the delivery of lump sum projects; our ability to manage the costs associated with our fixed price contracts; our ability to manage the risks inherent in international operations, including operations in war and conflict zones, our ability to identify and successfully integrate acquisitions; our ability to attract and retain professional personnel; changes in global business, economic, political and social conditions; intense competition in the global engineering, procurement and construction industry; civil unrest, security issues and other unforeseeable events in countries in which we do business; our failure to receive anticipated new contract awards; difficulties or delays incurred in the execution of contracts; and other risks and uncertainties set forth under Item 1A., Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2010, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward looking statements should not be regarded as representation or warranties by the Company that such matters will be realized.

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

        We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, add value to the projects undertaken for clients, or enhance our capital strength. Mergers and acquisitions in our industry have resulted in a group of larger firms that offer a full complement of single-source services including studies, designs, engineering, construction, procurement, design-build operations, maintenance and in some instances, facility ownership. We have also seen movement towards longer-term contracts for the expanded array of services, e.g., 5 to 20 year contracts. These larger, longer, full-service contracts require us to have substantially greater financial capital than has historically been necessary to remain competitive. There can be no assurances that we can continue to be successful when competing against companies in our industry who have greater access to capital. We expect to continue to see consolidation of our competitors which may result in challenges for our business in the future.

Results of Operations

Revenue and Operating Income of our Reportable Segments

        In order to improve our competitiveness, client service, and financial strength, effective January 1, 2011, we have reorganized our reporting structure under which our chief operating decision maker will be making strategic and operating decisions with regards to assessing performance and allocating resources. We believe this new organizational structure will help us deal with global economic and industry challenges, and better position us for a solid future. As a result, our Water business is now reported with the Energy segment creating the Energy and Water segment. Additionally, our Industrial Systems business was split based upon its operations and combined within our Environmental Services business and Water business and thus reflected in the GEN and Energy and Water segments, respectively. These changes began on January 1, 2011. Prior period amounts have been adjusted to conform to current year presentation.

        The results of operations for the three months ended March 31, 2011 and 2010 by operating segment were as follows (in millions):

Three Months Ended March 31, 2011 and 2010

	2011			2010			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Energy and Water	$406.1	$1.6	$16.3	$489.3	$1.4	$1.4	$(83.2)	(17.0)%	$0.2	$14.9	1,064.3%
Government, Environment and Nuclear	557.4	7.7	17.7	474.8	7.5	16.9	82.6	17.4%	0.2	0.8	4.7%
Facilities and Infrastructure	304.6	2.8	11.4	271.5	5.5	11.9	33.1	12.2%	(2.7)	(0.5)	(4.2)%
Corporate	—	—	(3.1)	—	—	(3.4)	—		—	0.3	8.8%

Total	$1,268.1	$12.1	$42.3	$1,235.6	$14.4	$26.8	$32.5	2.6%	$(2.3)	$15.5	57.8%

Energy and Water

        Revenue from our Energy and Water segment decreased by $83.2 million, or 17.0% for the three months ended March 31, 2011, compared to the same period in the prior year. The overall decrease in revenue is primarily attributable to the completion and near completion of a few large power projects during 2010. The decrease is also attributable to a decrease in activity in the oil and gas business due primarily to constrained capital spending within the oil and gas industry and a highly competitive market. The decrease is partially offset by the increase in demand in our water consulting business in North America, the Middle East and Europe

        Operating income increased for the three months ended March 31, 2011 compared to the same period in the prior year by $14.9 million. Despite the decrease in revenue attributable to the oil and gas business, operating income increased in our energy and chemicals business due to stronger performance in the operations and maintenance services in addition to significantly lower overhead. Additionally, operating income increased due to the expiration of certain customer warranty obligations within our power design build projects as well as improved performance on a water design build project in the northwest.

Government, Environment and Nuclear

        Revenue from our Government, Environment and Nuclear segment increased for the three months ended March 31, 2011, compared to the same period in the prior year by $82.6 million, or 17.4%. The increase in revenue is primarily due to an increased volume of contracts in our nuclear market largely generated as a result of the American Recovery and Reinvestment Act (ARRA) to accelerate environmental cleanups. The increase is partially offset by reduced volumes in our domestic and international design-build business due to the effect of the current recession and contracting delays. Revenue volumes in our environmental markets remained relatively consistent with those in the prior year.

        Operating income increased for the three months ended March 31, 2011 compared to the same period in the prior year by $0.8 million or 4.7%. The increase is primarily attributable to award fees earned in our international government facilities and infrastructure business in addition to a favorable settlement on a contract claim in our environmental business. The increase is partially offset by lower rates associated with the ARRA contracts as well as increased costs incurred on a U.S. government military base facilities project.

Facilities and Infrastructure

        Revenue from our Facilities and Infrastructure segment increased for the three months ended March 31, 2011, compared to the same period in 2010 by $33.1 million or 12.2%. The increase in revenue is primarily attributable to higher volume in our industrial and advanced technology (I&AT) business due to increased capital spending in the sector. The increase in revenue is also attributable to increased volumes in our operations and management (O&M) business due to the transition of certain design-build-operate water projects into the operation phases of the projects. The increase is partially offset by reduced workload in our transportation consulting markets due to the current economic environment of federal and state govenrments.

        Operating income decreased for the three months ended March 31, 2011, compared to the same period in the prior year by $0.5 million or 4.2%. The decrease is primarily attributable to a decrease in operating income related to the London 2012 Olympic Delivery Authority project as a result of the timing of award fees. The decrease is offset by the increase in revenues related to our I&AT business.

Corporate

        In addition to the operating segments, the Corporate category primarily includes corporate expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, corporate development and initiatives, tax and investor relations. The decrease of $0.3 million for the three months ended March 31, 2011 compared to the same period in the prior year is due to continued cost reduction efforts.

Provision for Income Taxes

        The effective tax rate for the three months ended March 31, 2011 was 33.3% compared to 30.0% for the same period in the prior year. The effective tax rate for 2011 is higher in comparison to the effective tax rate in 2010 primarily due to a non-recurring 2010 state tax settlement. The March 31, 2011 rate was favorably impacted by strong foreign operating results and the impacts these had on deferred tax assets. However, our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

        As of March 31, 2011 and December 31, 2010, we had $18.8 million and $18.3 million, respectively, recorded as a liability for uncertain tax positions. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2011 and December 31, 2010, we had approximately $3.1 million and $3.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.

        We file income tax returns in the U.S. and various state jurisdictions and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2003.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash flows from operations, borrowings under our revolving line of credit and other financing arrangements. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and repurchases of stock presented on our internal market. During the three months ended March 31, 2011, cash used in operations was $0.4 million compared to $20.6 million provided by operations in the same period last year. The decrease in operating cash flow during the current period was partially attributable to the increase in cash paid for income taxes and payment of 2010 short-term bonuses in cash. The decrease in operating cash flows is partially offset by a reduction in cash payments for employee related liabilities due mainly to the timing of the remittance of employee related tax payments.

        We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at March 31, 2011, we have deemed the allowance for doubtful accounts to be adequate; however, economic conditions may adversely impact some of our clients' ability to pay our bills or the timeliness of their payments.

        Cash used in investing activities was $15.4 million in the three months ended March 31, 2011 compared to $23.6 million provided by investing activities for the same period in 2010. The majority of cash used in our investing activities relates to increasing our investments in affiliates (net of distributions of capital received) by approximately $7.0 million. We spent $6.5 million and $4.6 million on capital expenditures in the three months ended March 31, 2011 and 2010, respectively. Historically as a professional services organization, we have not had significant outflows of cash for capital expenditures. The majority of the cash provided by investing activities in the three months ended March 31, 2010 related to an increase of cash upon the consolidation of variable interest entities that we had previously accounted for as unconsolidated affiliates.

        We finance our operations, acquisitions and capital expenditures using a variety of capital vehicles. On December 6, 2010, we entered into a Credit Agreement (the "Credit Agreement") providing for an unsecured revolving credit facility in an amount of up to $600 million. Subject to certain conditions, at any time prior to the date that is thirty days before the maturity date of the Credit Agreement, we will be able to invite existing and new lenders to increase the size of the revolving credit facility by up to $100 million, for a maximum aggregate revolving credit facility of $700 million. The revolving credit facility has a subfacility for the issuance of standby letters of credit in a face amount up to $300 million and a subfacility of up to $300 million for multicurrency borrowings. Revolving loans under the Credit Agreement bear interest, at the Company's option, at a rate equal to either (i) the base rate plus a margin based on our consolidated leverage ratio or (ii) the LIBOR rate, based interest periods of one, two, three or six months, plus a margin based on the ratio of our consolidated leverage ratio. The base rate is equal to the greater of (i) the Federal Funds Rate, as published from time to time by the Federal Reserve Bank of New York, plus 0.5%, (ii) the lender's prime rate in effect from time to time, or (iii) the one-month LIBOR rate in effect from time to time, plus 1.0%. Our consolidated leverage ratio on any date is the ratio of our consolidated total funded debt to our consolidated earnings before interest, taxes, depreciation and amortization for the preceding four fiscal quarters. There can be no assurance that the capacity under the credit facility will be adequate to fund future operations or acquisitions the Company may pursue from time to time.

        Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash, we may either choose to finance new opportunities using leverage in the form of our Credit Agreement, or other debt. In some instances we may use a combination of one or more of these financing mechanisms. As of March 31, 2011, our total outstanding debt obligations were approximately $33.3 million. There was not an outstanding balance on the Credit Agreement as of March 31, 2011. The majority of these obligations relate to the issuance of notes payable and mortgages related to property, plant and equipment.

        At March 31, 2011, issued and outstanding letters of credit of $100.1 million were reserved against the borrowing base of the Credit Agreement, compared to $78.5 million at December 31, 2010.

        For the three months ended March 31, 2011, repurchases of stock were $32.3 million compared to $36.3 million for the same period in the prior year. Additionally, the net repayments of debt were approximately $4.3 million during 2011 compared to approximately $3.5 million during the three months ended March 31, 2010.

Off-Balance Sheet Arrangements

        We have interests in multiple teaming arrangements, some of which are considered variable interest entities. These entities facilitate the completion of contracts that are jointly entered into with our partners. These entities are formed to leverage the skills of the respective partners and include consulting, construction, design, engineering, procurement, program management and operations and maintenance contracts. Our risk of loss in these arrangements is usually shared with our partners. The liability of each partner usually is joint and several, which means that each joint venture partner may become liable for the entire risk of loss on the project.

        There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the three months ended March 31, 2011, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

        The accounting policies that we believe are most critical to the understanding of our financial condition and results of operations and require complex management judgment are summarized below. Further detail and information regarding our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting rights should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The guidance also requires additional disclosures about a company's involvement with VIEs and requires us to continually assess any significant changes in risk exposure as well as our assessment of the primary beneficiary of the entity. ASC 810-10 is effective for us beginning January 1, 2010. For further discussion of the effect of the adoption, see Note 5 of the footnotes to the consolidated financial statements.

Commitments and Contingencies

        We are party to various contractual guarantees and legal actions arising in the normal course of business. Because a large portion of our business comes from the U.S. federal government and various federal agencies, state and municipal sources, our procurement and certain other practices at times are subject to review and investigation by U.S. and state attorneys offices. Such state and U.S. federal government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. federal government contracting. These investigations often take years to complete and many result in no adverse action or alternatively could result in settlement. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcomes of pending proceedings and legal actions are often difficult to predict, management believes that proceedings and legal actions currently pending would not result in a material adverse effect on our results of operations or financial condition even if the final outcome is adverse to our company.

        Many claims that are currently pending against us are covered by our professional liability insurance, after retentions and deductibles. Management estimates that the levels of insurance coverage are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.

        In 2010, we were notified that the U.S. Attorney's Office is investigating potential overtime irregularities on our DOE Hanford tank farms contract which we completed in 2008. We are cooperating with the investigation but given its early stages, we are not yet in a position to ascertain the strength of potential claims or quantify their possible impact. Based on currently available information, management believes that the investigation would not result in a material impact on our results of operations or financial condition, even if the final outcome is adverse to our company.

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

        Interest rates.    Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and the holdback contingency balance outstanding related to our acquisition of VECO. As of March 31, 2011, there was not a balance on the unsecured revolving credit agreement, but there was approximately $46.7 million outstanding on the holdback contingency. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured revolving credit agreement and the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $0.5 million.

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

        There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        The following table covers the purchases of our common shares by our company during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January(a)	1,311	$45.53	—	—
February	—	—	—	—
March(b)	510,031	46.75	—	—

Total	511,342	46.74	—	—

(a)
Shares purchased by our company from terminated employees.

(b)
Shares purchased by our company in the Internal Market.

Item 6.    EXHIBITS

Exhibit Index

*10.1	Addendum to Contract with Neidiger, Tucker, Bruner, Inc. dated as of February 11, 2011 (Commission File No. 000-27261)
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Filed herewith

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CH2M HILL Companies, Ltd.
Date: May 4, 2011	/s/ MICHAEL A. LUCKI Michael A. Lucki Senior Vice President and Chief Financial Officer (principal financial officer)