Form 10-K/A
period 2010-12-31
CH2M HILL COMPANIES LTD
filed 2011-06-24
CIK 777491

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

As of June 15, 2011, there were 30,642,707 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information, required by Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from the CH2M HILL definitive proxy statement for its 2011 Annual Meeting of Shareholders to be held on May 2, 2011.

EXPLANATORY NOTE

CH2M HILL Companies, Ltd. (the “Registrant”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Original Filing”), which was filed with the U.S. Securities and Exchange Commission on March 1, 2011.

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

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A (Amendment No. 1) does not amend, update or change any other items or disclosures in the Original Filing.  This Form 10-K/A (Amendment No. 1) does not reflect events occurring after the Original Filing and, other than providing the audited financial statements of Golden Crossing Constructors Joint Venture and CLM Delivery Partner Ltd under Item 15, does not modify or update the disclosures in the Original Filing in any way.

Item 15.  Exhibits and Financial Statement Schedules

Documents Filed as Part of this Report

3.             Exhibits

The Exhibits required by this item are listed in the Exhibit Index. Each management contract and compensatory plan or arrangement is denoted with a “+” in the Exhibit Index.

Exhibit Number	Description
3.1

Restated Articles of Incorporation of CH2M HILL Companies, Ltd. (filed as Exhibit A to CH2M HILL’s Definitive Proxy Statement on Schedule 14A on November 13, 2009 (Commission File No. 333-60700) , and incorporated herein by reference)

3.2	Restated Bylaws of CH2M HILL Companies, Ltd. (filed as Exhibit 3.1 to CH2M HILL’s Form 8-K, on November 12, 2009 (Commission File No. 000-27261), and incorporated herein by reference)
+10.1

CH2M HILL Retirement and Tax-Deferred Savings Plan, as amended and restated effective June 1, 2000 (filed as Exhibit 10.1 to CH2M HILL’s Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)

+10.2

CH2M HILL Companies, Ltd. Supplemental Executive Retirement and Retention Plan effective February 11, 2010 (filed as Exhibit 10.2 to CH2M HILL’s Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)

+10.3

CH2M HILL Companies, Ltd. Deferred Compensation Plan effective January 1, 2001 (filed as Exhibit 10.3 to CH2M HILL’s Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)

+10.4

CH2M HILL Companies, Ltd. Restricted Stock Policy and Administration Plan effective January 1, 2000 as amended and restated on February 11, 2011 (filed as Exhibit 10.4 to CH2M HILL’s Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)

+10.5

CH2M HILL Companies, Ltd. Short Term Incentive Plan effective January 1, 2000 (filed as Exhibit 10.5 to CH2M HILL’s Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)

+10.6

CH2M HILL Companies, Ltd. 2004 Stock Option Plan (filed as Exhibit 10.6 to CH2M HILL’s Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)

+10.7

CH2M HILL Companies, Ltd. Payroll Deduction Stock Purchase Plan as amended and restated effective January 1, 2004 (filed as Appendix B to CH2M HILL’s Definitive Proxy Statement on Schedule 14A on March 26, 2004 (Commission File No. 000-27261), and incorporated herein by reference)

+10.8

CH2M HILL Companies, Ltd. Amended and Restated Executive Officers Long Term Incentive Plan effective January 1, 2005, as amended and restated on May 8, 2008 (filed as Exhibit 10.1 to CH2M HILL’s Form 10-Q for the quarter ended March 31, 2008 (Commission File No. 000-27261), and incorporated herein by reference)

+10.9

CH2M HILL Companies, Ltd. Amended and Restated Long Term Incentive Plan effective January 1, 2005 (filed as Exhibit 10.15 to CH2M HILL’s Form 10-K for the year ended December 31, 2006 (Commission File No. 000-27261), and incorporated herein by reference)

+10.10

Form of Change of Control Agreement between CH2M HILL Companies, Ltd. and employee directors and executive officers, effective as of July 1, 2010 (filed as Exhibit 10.1 to CH2M HILL’s Form 10-Q for the quarter ended September 30, 2010, (Commission File No. 000-27261), and incorporated herein by reference)

+10.11

CH2M HILL Companies, Ltd. 2009 Stock Option Plan, effective January 1, 2009 (filed as Exhibit 10.24 on Form 10-K on February 24, 2009 (Commission File No. 000-27261), and incorporated herein by reference)

10.12

Contract with Neidiger, Tucker, Bruner, Inc. dated as of July 1, 2006 (filed as Exhibit 10.12 to CH2M HILL’s Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)

10.13

Credit Agreement dated as of December 6, 2010, by and among CH2M HILL Companies, Ltd. and certain of its subsidiaries, Wells Fargo Bank, National Association and other lenders (filed as Exhibit 10.13 to CH2M HILL’s Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)

10.14

Amended and Restated Credit Facility closed on September 6, 2007, by and among CH2M HILL Companies, Ltd. and certain of its wholly owned subsidiaries. Wells Fargo Bank, National Association, as agent and sole arranger, and other lenders as party thereto (certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934) (filed as Exhibit 10.1 to CH2M HILL’s Form 8-K on September 13, 2007 (Commission File No. 000-27261), and incorporated herein by reference)

Exhibit Number	Description
10.15

Agreement of Purchase and Sale executed on September 26, 2007 (dated September 11, 2007) by and between CH2M HILL, Inc. and WELLS REIT II—South Jamaica Street, LLC (filed as Exhibit 10.44 to CH2M HILL’s Form 8-K on September 27, 2007 (Commission File No. 000-27261), and incorporated herein by reference)

10.16

Lease Agreement dated as of September 26, 2007, by and between CH2M HILL, Inc. and WELLS REIT II—South Jamaica Street, LLC (filed as Exhibit 10.43 to CH2M HILL’s Form 8-K on September 27, 2007 (Commission File No. 000-27261), and incorporated herein by reference)

14.1

CH2M HILL Companies, Ltd. Ethics Code for Executive and Financial Officers (filed as Exhibit 14.1 to CH2M HILL’s Form 10-K for the year ended December 31, 2009(Commission File No. 000-27261), and incorporated herein by reference)

21.1	Subsidiaries of CH2M HILL Companies, Ltd. (filed as Exhibit 21.1 to CH2M HILL’s Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)
23.1

Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to CH2M HILL’s Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)

*23.2	Consent of PricewaterhouseCoopers LLP
*23.3	Consent of Ehrhardt Keefe Steiner & Hottman PC
24.1	Power of Attorney authorizing signature (filed as Exhibit 24.1 to CH2M HILL’s Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)
*31.1	Written Statement of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Written Statement of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
*32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
99.1	Internal Market Rules, (filed as Exhibit 99.1 to CH2M HILL’s Form 8-K on February 11, 2011 (Commission File No. 000-27261), and incorporated herein by reference)
*99.2

The balance sheets of Golden Crossing Constructors Joint Venture as of December 31, 2010 and 2009, and the related statements of operations and comprehensive income (loss), changes in members’ deficit and cash flows for each of the three years in the three-year period ended December 31, 2010.

*99.3	The balance sheets of CLM Delivery Partner Ltd as of December 31, 2010 and 2009, and the related profit and loss accounts and cash flow statements for the years then ended.)
*99.4	The balance sheets of CLM Delivery Partner Ltd as of December 31, 2009 and 2008, and the related profit and loss accounts and cash flow statements for the years then ended.

*                                         Filed herewith

+                                         Indicates management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, Douglas County, State of Colorado, on June 23, 2011.

CH2M HILL COMPANIES, LTD.

By:	/s/ Michael A. Lucki
Michael A. Lucki
Senior Vice President and Chief Financial Officer