Form 10-Q
period 2011-06-30
CH2M HILL COMPANIES LTD
filed 2011-08-09
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 000-27261

CH2M HILL Companies, Ltd.

(Exact name of registrant as specified in its charter)

Delaware	93-0549963
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9191 South Jamaica Street,
Englewood, CO	80112-5946
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2011 was 30,863,830.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$246,512	$290,405
Marketable securities	2,576	2,412
Receivables, net—
Client accounts	605,021	558,734
Unbilled revenue	384,378	389,353
Other	19,917	21,264
Deferred income taxes	72,768	62,007
Prepaid expenses and other current assets	52,070	44,498
Total current assets	1,383,242	1,368,673
Investments in unconsolidated affiliates	91,229	82,982
Property, plant and equipment, net	162,530	169,261
Goodwill	130,354	130,354
Intangible assets, net	46,910	51,048
Deferred income taxes	131,720	112,919
Employee benefit plan assets and other	69,227	51,843
Total assets	$2,015,212	$1,967,080
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,443	$13,934
Accounts payable and accrued subcontractor costs	367,742	407,694
Billings in excess of revenue	281,045	237,053
Accrued payroll and employee related liabilities	309,084	291,713
Current income tax payable	5,854	20,010
Other accrued liabilities	136,732	163,396
Total current liabilities	1,113,900	1,133,800
Long-term employee related liabilities and other	255,963	255,425
Long-term debt	16,508	23,687
Total liabilities	1,386,371	1,412,912
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 30,640,637 and 30,527,473 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	306	305
Additional paid-in capital	—	—
Retained earnings	639,997	563,343
Accumulated other comprehensive loss	(20,069)	(18,768)
Total CH2M HILL common shareholders’ equity	620,234	544,880
Noncontrolling interests	8,607	9,288
Total equity	628,841	554,168
Total liabilities and shareholders’ equity	$2,015,212	$1,967,080

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross revenue	$1,360,571	$1,341,088	$2,628,666	$2,576,667
Equity in earnings of joint ventures and affiliated companies	14,000	20,610	26,067	34,986
Operating expenses:
Direct cost of services and overhead	(1,094,941)	(1,088,458)	(2,122,877)	(2,091,413)
General and administrative	(217,586)	(211,224)	(427,523)	(431,365)
Operating income	62,044	62,016	104,333	88,875
Interest income (expense):
Interest income and other	177	538	584	776
Interest expense	(1,060)	(1,192)	(2,037)	(2,545)
Income before provision for income taxes	61,161	61,362	102,880	87,106
Provision for income taxes	(18,605)	(19,709)	(30,340)	(25,845)
Net income	42,556	41,653	72,540	61,261
Less: Income attributable to noncontrolling interests	(2,189)	(9,921)	(8,615)	(15,197)
Net income attributable to CH2M HILL	$40,367	$31,732	$63,925	$46,064
Net income attributable to CH2M HILL per common share:
Basic	$1.31	$1.00	$2.08	$1.46
Diluted	$1.29	$0.98	$2.04	$1.42
Weighted average number of common shares:
Basic	30,718,202	31,739,782	30,713,870	31,642,204
Diluted	31,293,520	32,407,735	31,326,592	32,356,194

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$72,540	$61,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,762	31,833
Stock-based employee compensation expense	36,851	34,269
Loss on disposal of property, plant and equipment	195	918
Allowance for uncollectible accounts	6,573	1,531
Deferred income taxes	(29,758)	(25,074)
Unrealized gain on investments	—	(6,494)
Undistributed earnings from unconsolidated affiliates	(26,067)	(34,986)
Distributions of income from unconsolidated affiliates	14,653	44,048
Change in assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	(53,916)	66,782
Prepaid expenses and other	(25,320)	(3,134)
Accounts payable and accrued subcontractor costs	(37,577)	(88,830)
Billings in excess of revenue	45,806	(35,836)
Employee related liabilities	36,089	(5,372)
Other accrued liabilities	(12,986)	10,231
Income taxes payable	(18,803)	10,499
Long term employee related liabilities and other	4,615	(3,993)
Net cash provided by operating activities	37,657	57,653
Cash flows from investing activities:
Capital expenditures	(13,499)	(11,942)
Acquisitions and earnout payments, net of cash acquired	(9,466)	—
Investments in unconsolidated affiliates	(16,489)	(26,542)
Distributions of capital from unconsolidated affiliates	20,768	12,203
Purchases of investments	—	(37,079)
Cash increase from consolidation of variable interest entities	—	32,651
Proceeds from sale of property, plant and equipment	591	1,335
Net cash used in investing activities	(18,095)	(29,374)
Cash flows from financing activities:
Borrowings on line of credit and long-term debt	31,729	329,616
Payments on line of credit and long-term debt	(39,423)	(41,503)
Repurchases and retirements of stock	(51,796)	(62,738)
Excess tax benefits from stock-based compensation	8,960	4,581
Net distributions to noncontrolling interests	(9,462)	(21,022)
Net cash (used in) provided by financing activities	(59,992)	208,934
Effect of exchange rates on cash	(3,463)	(1,249)
(Decrease) increase in cash and cash equivalents	(43,893)	235,964
Cash and cash equivalents, beginning of period	290,405	169,717
Cash and cash equivalents, end of period	$246,512	$405,681
Supplemental disclosures:
Cash paid for interest	$1,321	$1,935
Cash paid for income taxes	$60,572	$41,195

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

(1)           SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Business

CH2M HILL Companies, Ltd. and subsidiaries (“CH2M HILL”) is a project delivery firm founded in 1946. In the following text, the terms “we,” “our,” “our company,” and “us” may refer to CH2M HILL. We are a large employee-owned professional engineering services firm providing engineering, construction, consulting, design, design-build, procurement, operations and maintenance, program management and technical services to U.S. federal, state, municipal and local government agencies, national governments, as well as private industry, around the world. A substantial portion of our professional fees are derived from projects that are funded directly or indirectly by government entities.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial statements. Accordingly, these statements do not include all of the information required by GAAP or the Securities and Exchange Commission (“SEC”) rules and regulations for complete financial statements. The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions have been prepared on the basis of the most current and best available information. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Revenue Recognition

We earn revenue from different types of contracts, including cost-plus, fixed-price and time-and-materials. We primarily perform engineering and construction related services and recognize revenue for these contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts. In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, or achievement of contract performance standards.

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

Performance incentive and award fee arrangements are included in total estimated contract revenue upon the achievement of some measure of contract performance in relation to agreed-upon targets. We adjust out project revenue estimate by the probable amounts of these performance incentives and award fee arrangements we expect to earn if we achieve the agreed-upon criteria.

We also perform operations and maintenance services. Revenue is recognized on operations and maintenance contracts on a straight-line basis over the life of the contract once we have an arrangement, service has begun, the price is fixed or determinable and collectability is reasonably assured.

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based off of unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based off of significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.

Available-for-Sale Securities

Available-for-sale securities are carried at fair value, with unrecognized gains and losses reported in accumulated other comprehensive loss, net of taxes. Losses on available-for-sale securities are recognized when a loss is determined to be other than temporary or when realized. The fair value of available-for-sale securities is estimated using Level 1 inputs.

Unbilled Revenue and Billings in Excess of Revenue

Unbilled revenue represents the excess of contract revenue recognized over billings to date on contracts in process. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project.

Billings in excess of revenue represent the excess of billings to date, per the contract terms, over revenue recognized on contracts in process.

Shareholders’ Equity

The changes in shareholders’ equity for the six months ended June 30, 2011 are as follows (in thousands):

	Shares	Amount
Shareholders’ equity, December 31, 2010	30,527	$554,168
Net income attributable to CH2M HILL	—	63,925
Shares issued and to be issued in connection with stock-based compensation and employee benefit plans	849	64,526
Shares and share equivalents purchased, retired and cancelled	(735)	(51,796)
Other comprehensive loss	—	(1,135)
Net income from noncontrolling interests	—	8,615
Net distributions to noncontrolling interests	—	(9,462)
Shareholders’ equity, June 30, 2011	30,641	$628,841

Stock-Based Compensation Plans

We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2011 was $7.38 and $7.39, respectively, compared to $6.19 and $6.29 for the same periods in the prior year.

We estimate the expected term of options granted by calculating the average of the vesting term and the contractual term of the option. We estimate the volatility of its common stock by using a weighted-average of historical volatility over the same period as the expected term of the option. We use the U.S. Treasury bill issues for the risk-free interest rate in the option valuation model with original maturities similar to the expected term of the options. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The fair value of stock-based payment awards is amortized into stock-based compensation on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The total compensation cost recognized for share-based payments for stock options during the three and six months ended June 30, 2011 was $1.2 million and $2.3 million, respectively, compared to $1.3 million and $2.7 million for the three and six months ended June 30, 2010, respectively.

Recently Adopted Accounting Standards

In June 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, revising the existing guidance on the consolidation and disclosures of variable interest entities (“VIEs”) which was codified in Accounting Standards Codification (“ASC”) 810-10. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting rights should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance also requires additional disclosures about a company’s involvement with VIEs and requires an entity to continually assess any significant changes in risk exposure as well as an entity’s assessment of the primary beneficiary of the entity. ASC 810-10 became effective for us beginning January 1, 2010. For further discussion of the effect of the adoption, see Note 5.

In January 2011, the FASB issued ASU 2011-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. ASU 2011-06 requires expanded fair value disclosures about transfers into and out of Levels 1 and 2 fair value measurements and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2011-06 became effective for us beginning January 1, 2011. The adoption of this accounting standard update did not have a material impact on our financial position, results of operations, cash flows and disclosures.

Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in shareholders’ equity. The amendments in this standard require that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU 2011-05 are effective for our interim and annual periods beginning after December 31, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU 2011-05 is not expected to have a material impact on the company’s consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. They do not require additional fair value measurements and are not intended to establish valuations standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe fair value measurement requirements and disclosures, but often do not result in a change in the application of current guidance. The amendments in ASU 2011-04 are effective for our interim and annual periods beginning after December 31, 2011. The adoption of the provisions of ASU 2011-04 is not expected to have a material impact on the company’s consolidated financial position or results of operations.

(2) SEGMENT INFORMATION

In order to improve our competitiveness, client service, and financial strength, effective January 1, 2011, we have reorganized our reporting structure to allow our chief operating decision maker to manage strategic and operating decisions with regards to assessing performance and allocating resources more effectively. We believe this new organizational structure helps us deal with global economic and industry challenges, and better position us for a solid future. As a result, our Water business is reported with the Energy segment creating the Energy and Water segment. Additionally, our Industrial Systems business was divided based upon its operations and combined within our Environmental Services business and Water business and thus reflected in the Government, Environment and Nuclear (“GEN”) and Energy and Water segments, respectively. These changes were effective January 1, 2011. Prior period amounts have been adjusted to conform to current year presentation.

Certain financial information relating to the three and six months ended June 30, 2011 and 2010 for each segment is provided below (in thousands):

Three Months Ended June 30, 2011	Energy and Water	Government, Environment and Nuclear	Facilities and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$487,020	$564,687	$308,864	$—	$1,360,571
Equity in earnings of joint ventures and affiliated companies	1,781	9,053	3,166	—	14,000
Operating income (loss)	23,031	26,921	15,684	(3,592)	62,044

Three Months Ended June 30, 2010	Energy and Water	Government, Environment and Nuclear	Facilities and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$496,810	$544,938	$299,340	$—	$1,341,088
Equity in earnings (losses) of joint ventures and affiliated companies	986	15,344	4,280	—	20,610
Operating income (loss)	24,593	30,045	12,112	(4,734)	62,016

Six Months Ended June 30, 2011	Energy and Water	Government, Environment and Nuclear	Facilities and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$893,147	$1,122,068	$613,451	$—	$2,628,666
Equity in earnings of joint ventures and affiliated companies	3,360	16,751	5,956	—	26,067
Operating income (loss)	39,391	44,606	27,061	(6,725)	104,333

Six Months Ended June 30, 2010	Energy and Water	Government, Environment and Nuclear	Facilities and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$986,130	$1,019,723	$570,814	$—	$2,576,667

Equity in earnings of joint ventures and affiliated companies	2,394	22,855	9,737	—	34,986
Operating income (loss)	26,040	46,914	24,057	(8,136)	88,875

In addition to the operating segments, the Corporate category primarily includes corporate expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, corporate development and initiatives, tax and investor relations.

(3) COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation losses, benefit plan adjustments, and unrealized gains/losses on available-for-sale securities that have been reflected as a component of shareholders’ equity and have not impacted net income. The following table summarizes the components of comprehensive income for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to CH2M HILL	$40,367	$31,732	$63,925	$46,064
Other comprehensive income attributable to CH2M HILL:
Foreign currency translation losses	(4,748)	(3,445)	(1,400)	(3,795)
Unrealized (loss) gain on available-for-sale equity investments and other, net of tax	(256)	597	99	765
Comprehensive income attributable to CH2M HILL	$35,363	$28,884	$62,624	$43,034

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

The following table is a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to CH2M HILL	$40,367	$31,732	$63,925	$46,064
Denominator:
Basic income per share—weighted average common shares outstanding	30,718	31,740	30,714	31,642
Dilutive effect of common stock equivalents	576	668	613	714
Diluted income per share—adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	31,294	32,408	31,327	32,356
Basic net income attributable to CH2M HILL per common share	$1.31	$1.00	$2.08	$1.46
Diluted net income attributable to CH2M HILL per common share	$1.29	$0.98	$2.04	$1.42

(5) VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS

Our company routinely enters into teaming arrangements to perform projects for its clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. The arrangements facilitate the completion of contracts that are jointly contracted with our partners. These arrangements are formed to leverage the skills of the respective partners and include engineering, consulting, construction, design, design-build, program management and operations and maintenance contracts. Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project.

We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a variable interest entity (“VIE”). A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination is made of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Most of the VIEs with which our company is involved have relatively few variable interests and are primarily related to our equity investment, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE.

Upon adoption of ASC 810-10, we consolidated certain VIEs that were previously unconsolidated. We determined that we were the primary beneficiary due to the ability to control the activities that most significantly impact the economic performance of the entity. These variable interest entities were previously not consolidated because no party absorbed the majority of the expected losses. Upon consolidation of these joint ventures, consolidated current assets increased by $35.8 million, primarily related to cash and cash equivalents and accounts receivable. Current liabilities increased by $27.6 million primarily related to accounts payable, accrued subcontractor costs and billings in excess of revenue.

As of June 30, 2011, total assets of VIEs that were consolidated were $73.1 million and total liabilities were $41.1 million.

As of June 30, 2011 and December 31, 2010, we recorded investments in unconsolidated affiliates of $91.2 million and $83.0 million, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus those entities’ undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements. Our company has significant variable interests in entities that are not consolidated.

As of June 30, 2011, the total assets of VIEs that were not consolidated were $283.3 million and total liabilities were $233.9 million. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

(6) GOODWILL AND INTANGIBLE ASSETS

Indefinite-lived intangible assets consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Goodwill	$130,354	$130,354
Tradename	20,326	20,326
	$150,680	$150,680

Our finite-lived intangible assets consist of acquired customer relationships and are being amortized over their expected lives up to seven years.  The cost basis of customer relationships was $57.9 million at June 30, 2011 and December 31, 2010.  The net value of customer relationships was $26.6 million and $30.7 million at June 30, 2011 and December 31, 2010, respectively. The amortization expense reflected in the accompanying consolidated statements of income was $2.0 million and $2.5 million for the three months ended June 30, 2011 and 2010, respectively, and $4.1 million and $5.1 million for the six months ended June 30, 2011 and 2010, respectively. These intangible assets are expected to be fully amortized in 2014. The majority of goodwill, intangible assets and associated amortization expense are held in the Energy and Water segment.

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	June 30, 2011	December 31, 2010

Land	$27,775	$27,337
Buildings	81,416	80,183
Furniture and fixtures	17,341	16,902
Equipment	185,246	182,297
Leasehold improvements	70,658	67,690
	382,436	374,409
Less: Accumulated depreciation	(219,906)	(205,148)
Property, plant and equipment, net	$162,530	$169,261

Depreciation expense reflected in the consolidated statements of income was $9.0 million and $13.1 million for the three months ended June 30, 2011 and 2010, respectively, and $20.6 million and $26.7 million for the six months ended June 30, 2011 and 2010, respectively. The majority of depreciation expense relates to property, plant and equipment held in the Energy and Water segment.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, receivables, unbilled revenue, accounts payable and billings in excess of revenue are carried at cost, which approximates fair value due to their short maturities. Fair value of securities classified as available-for-sale, which totaled $2.6 million and $2.4 million at June 30, 2011 and December 31, 2010, respectively, were valued based on Level 1 inputs whereby a readily determinable market value exists for the specific asset.

Fair value of long-term debt, including the current portion, is estimated based on Level 2 inputs. Fair value is determined by discounting future cash flows using interest rates available for issues with similar terms and average maturities. The estimated fair values of our financial instruments where carrying values do not approximate fair value are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable	$14,513	$11,934	$15,253	$12,403
Equipment financing	15,211	14,636	22,227	21,439
Shareholder notes payable	227	198	141	98

(9) EMPLOYEE BENEFIT PLAN ASSETS

We have investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair market value primarily using Level 1 and Level 2 inputs. The assets are invested in various non-exchange traded mutual funds and a money market fund. As of June 30, 2011 and December 31, 2010, the fair market values of these assets were $65.0 million and $47.0 million, respectively.

(10) LINE OF CREDIT AND LONG TERM DEBT

On December 6, 2010, we entered into a Credit Agreement (the “Credit Agreement”) providing for an unsecured revolving credit facility in an amount of up to $600.0 million. Subject to certain conditions, at any time prior to the date that is thirty days before the maturity date of the Credit Agreement, we will be able to invite existing and new lenders to increase the size of the revolving credit facility by up to $100.0 million, for a maximum aggregate revolving credit facility of $700.0 million. The revolving credit facility has a subfacility for the issuance of standby letters of credit in a face amount up to $300.0 million and a subfacility of up to $300.0 million for multicurrency borrowings. Revolving loans under the Credit Agreement bear interest, at our option, at a rate equal to either (i) the base rate plus a margin based on our consolidated leverage ratio or (ii) the LIBOR rate, based on interest periods of one, two, three or six months, plus a margin based on our consolidated leverage ratio. The base rate is equal to the greater of (i) the Federal Funds Rate, as published from time to time by the Federal Reserve Bank of New York, plus 0.5%, (ii) the lender’s prime rate in effect from time to time, or (iii) the one-month LIBOR rate in effect from time to time, plus 1.0%. Our consolidated leverage ratio on any date is the ratio of our consolidated total funded debt to its consolidated earnings before interest, taxes, depreciation and amortization for the preceding four fiscal quarters. There were no outstanding borrowings on the Credit Agreement as of June 30, 2011. If we had borrowed under the Credit Agreement on June 30, 2011 the rate of interest charged on that balance would have been 1.75%. At June 30, 2011, issued and outstanding letters of credit of $101.8 million were reserved against the borrowing base of the Credit Agreement.

The Credit Agreement contains customary representations and warranties and conditions to borrowing. The Credit Agreement also includes customary affirmative and negative covenants, including covenants that limit or restrict our Company and its subsidiaries’ ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, enter into transactions with affiliates, and make certain kinds of payments, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of June 30, 2011, we were in compliance with the covenants required by the Credit Agreement.

Our nonrecourse and other long-term debt consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Nonrecourse:
Mortgage payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$11,936	$12,430
Mortgage payable in monthly installments to December 2015, secured by real estate. The note bears interest at 6.59%	2,577	2,823
	14,513	15,253
Other:
Equipment financing, due in monthly installments to December 2014, secured by equipment. These notes bear interest ranging from 6.00% to 8.00%	15,211	22,227
Shareholder notes payable	227	141
Total debt	29,951	37,621
Less current portion of debt	13,443	13,934
Total long-term portion of debt	$16,508	$23,687

(11) PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended June 30, 2011 was 31.5% compared to 38.3% for the same period in the prior year. The effective tax rate for the six months ended June 30, 2011 was 32.2% compared to 35.9% for the same period in the prior year. The effective tax rates in 2011 were lower in comparison to the effective rates in 2010 primarily due to significant increases in foreign operating income as well as domestic benefits from the research and experimentation credit. Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

Undistributed earnings of our foreign subsidiaries amounted to approximately $79.3 million at June 30, 2011. These earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. If these earnings were repatriated as of June 30, 2011, approximately $17.0 million of income tax expense would be incurred.

As of June 30, 2011 and December 31, 2010, we had $19.5 million and $18.3 million, respectively, recorded as a liability for uncertain tax positions. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2011 and December 31, 2010, we had approximately $3.3 million and $3.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal and various state jurisdictions and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada. With few exceptions, we are is no longer subject to income tax examinations by tax authorities for years before 2003.

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

We were notified that the U.S. Attorney’s Office for the Eastern District of Washington is investigating overtime practices in connection with the Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008.  The US Attorney’s Office is reviewing our overtime practices for the period from July 2007 to September 2008 and has raised the possibility of civil and/or criminal charges against CH2M HILL for possible violations arising from our overtime practices on this project.  We are cooperating with the investigation and given the early stages of this inquiry are not yet in a position to quantify the possible impact of these potential charges.

(13) SUBSEQUENT EVENTS

On July 29, 2011, we acquired Booz Allen Hamilton’s State and Local Government Transportation and Consulting business. The cost of the acquisition was $28.5 million adjusted to certain working capital requirements. The business acquired provides consulting and other professional services related primarily to transit and rail agencies in the United States.

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

Certain statements throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking and thus reflect our current expectations and beliefs with respect to certain current and future events and financial performance. Such forward looking statements are and will be subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward looking statements. Words such as “believes,” “anticipates,” “expects,” “will,” “plans” and similar expressions are intended to identify forward looking statements.

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

The Company’s actual results could differ materially from these forward looking statements due to numerous factors including, without limitation, the following: the continuance of, and funding for certain governmental regulation and enforcement programs which create demand for our services; our ability to attract and perform large, longer-term projects; our ability to insure against or otherwise cover the liability risks inherent in our business including environmental liabilities and professional engineering liabilities; our ability to manage the risks inherent in the government contracting business and the delivery of lump sum projects; our ability to manage the costs associated with our fixed price contracts; our ability to manage the risks inherent in international operations, including operations in war and conflict zones, our ability to identify and successfully integrate acquisitions; our ability to attract and retain professional personnel; changes in global business, economic, political and social conditions; intense competition in the global engineering, procurement and construction industry; civil unrest, security issues and other unforeseeable events in countries in which we do business; our failure to receive anticipated new contract awards; difficulties or delays incurred in the execution of contracts; and other risks and uncertainties set forth under Item 1A., Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2010, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward looking statements should not be regarded as representation or warranties by the Company that such matters will be realized.

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

On July 1, 2011, CH2M HILL changed its state of incorporation from Oregon to Delaware through a conversion under Oregon and Delaware law (the “Reincorporation”).  The Reincorporation did not result in any change in the business, physical location, management, assets, liabilities, and net worth of CH2M HILL.  In addition, the consolidated financial condition and results of operations of CH2M HILL immediately after consummation of the Reincorporation are the same as those of CH2M HILL immediately prior to the consummation of the Reincorporation.

Results of Operations

Revenue and Operating Income of our Reportable Segments

In order to improve our competitiveness, client service, and financial strength, effective January 1, 2011, we have reorganized our reporting structure to allow our chief operating decision maker to manage strategic and operating decisions with regards to assessing performance and allocating resources more effectively. We believe this new organizational structure helps us deal with global economic and industry challenges, and better position us for a solid future. As a result, our Water business is reported with the Energy segment creating the Energy and Water segment. Additionally, our Industrial Systems business was divided based upon its operations and combined within our Environmental Services business and Water business and thus reflected in the Government, Environment and Nuclear (“GEN”) and Energy and Water segments, respectively. These changes were effective January 1, 2011. Prior period amounts have been adjusted to conform to current year presentation.

The results of operations for the three and six months ended June 30, 2011 and 2010 by operating segment were as follows (in millions):

Three Months Ended June 30, 2011 and 2010

	2011			2010			Change
	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Energy and Water	$487.0	$1.8	$23.0	$496.8	$1.0	$24.6	$(9.8)	(2.0)%	$0.8	$(1.6)	(6.5)%
Government, Environment and Nuclear	564.7	9.0	26.9	545.0	15.3	30.0	19.7	3.6%	(6.3)	(3.1)	(10.3)%
Facilities and Infrastructure	308.9	3.2	15.7	299.3	4.3	12.1	9.6	3.2%	(1.1)	3.6	29.8%
Corporate	—	—	(3.6)	—	—	(4.7)	—	—	—	1.1	23.4%
Total	$1,360.6	$14.0	$62.0	$1,341.1	$20.6	$62.0	$19.5	1.5%	$(6.6)	$0.0	0%

Six Months Ended June 30, 2011 and 2010

	2011			2010			Change
	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Energy and Water	$893.1	$3.4	$39.4	$986.1	$2.4	$26.0	$(93.0)	(9.4)%	$1.0	$13.4	51.5%
Government, Environment and Nuclear	1,122.1	16.8	44.6	1,019.7	22.9	46.9	102.4	10.0%	(6.1)	(2.3)	(4.9)%
Facilities and Infrastructure	613.5	5.9	27.0	570.8	9.7	24.1	42.7	7.5%	(3.8)	2.9	12.0%
Corporate	—	—	(6.7)	—	—	(8.1)	—	—	—	1.4	17.3%
Total	$2,628.7	$26.1	$104.3	$2,576.6	$35.0	$88.9	$52.1	2.0%	$(8.9)	$15.4	17.3%

Energy and Water

Revenue from our Energy and Water segment decreased for the three and six months ended June 30, 2011, compared to the same periods in the prior year by $9.8 million or 2.0%, and $93.0 million or 9.4%, respectively. The overall decrease in revenue is primarily attributable to the completion of several large power projects during 2010. The decrease is also attributable to a decrease in activity in the oil and gas business due primarily to constrained capital spending within the oil and gas industry and a highly competitive market. The decrease is partially offset by the increase in demand in our water consulting business in North America, the Middle East and Europe.

Operating income decreased for the three months ended June 30, 2011 compared to the same period in the prior year by $1.6 million or 6.5%. The decrease in operating income for the three months ended June 30, 2011 compared to the same period in the prior year is attributable to the decrease in revenues as discussed above. Operating income increased for the six months ended June 30, 2011 compared to the same period in the prior year by $13.4 million or 51.5%. Despite the decrease in revenue attributable to the oil and gas business, operating income increased in our energy and chemicals business due to stronger performance in the operations and maintenance services in addition to significantly lower overhead. Additionally, operating income increased due to the expiration of certain customer warranty obligations within certain of our power design build projects as well as improved performance on a water design build project in the northwest.

Government, Environment and Nuclear

Revenue from our Government, Environment and Nuclear segment increased for the three and six months ended June 30, 2011, compared to the same periods in 2010 by $19.7 million or 3.6%, and $102.4 million or 10.0%, respectively. The increase in revenue is primarily due to an increased volume of contracts in our nuclear market largely generated as a result of the American Recovery and Reinvestment Act (“ARRA”) to accelerate environmental cleanups. The increase is also attributable to new business in our environmental business. The increase is partially offset by reduced volumes in our domestic and international government design-build business in our government facilities and infrastructure business due to the effect of the current recession and contracting delays.

Operating income decreased for the three and six months ended June 30, 2011, compared to the same periods in the prior year by $3.1 million or 10.3% and $2.3 million or 4.9%, respectively. The overall decrease is primarily attributable to lower margins associated with the ARRA contracts as well as increased costs incurred on a U.S. government military base facilities project. The decrease is also attributable to lower equity in earnings period over period on a large nuclear project. The decrease is partially offset by award fees earned in our international government facilities and infrastructure business in addition to a favorable settlement on a contract claim in our environmental business.

Facilities and Infrastructure

Revenue from our Facilities and Infrastructure segment increased for the three and six months ended June 30, 2011, compared to the same periods in 2010 by $9.6 million or 3.2%, and $42.7 million or 7.5%, respectively. The increase in revenue is primarily attributable to higher volume in our industrial and advanced technology (“I&AT”) business due to increased capital spending in the sector. The increase in revenue is also attributable to increased volumes in our operations and management (“O&M”) business due to the transition of certain design-build-operate water projects into the operation phases of the projects. The increase is partially offset by reduced workload in our transportation consulting markets due to the current economic environment of available funding at the federal and state government levels.

Operating income increased for the three and six months ended June 30, 2011 compared to the same period in the prior year by $3.6 million or 29.8%, and $2.9 million or 12.0%, respectively. The increase is primarily attributable to the revenues discussed above related to our I&AT business. The increase is partially offset by a decrease in operating income related to a major project in London as a result of the completion of major parts of the project in 2011.

Corporate

The other category primarily includes corporate expenses which represent centralized management costs that are not allocable to individual operating segments and primarily includes expenses associated with administrative functions such as executive management, human resources, legal, treasury, accounting and tax, and general business development efforts. The decrease of $1.1 million and $1.4 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in the prior year is due to our continued overhead cost reduction efforts.

Provision for Income Taxes

The effective tax rate for the three months ended June 30, 2011 was 31.5% compared to 38.3% for the same period in the prior year. The effective tax rate for the six months ended June 30, 2011 was 32.2% compared to 35.9% for the same period in the prior year. The effective tax rates in 2011 were lower in comparison to the effective rates in 2010 primarily due to significant increases in foreign operating income as well as domestic benefits from the research and experimentation credit. Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

Undistributed earnings of our foreign subsidiaries amounted to approximately $79.3 million at June 30, 2011. These earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. If these earnings were repatriated as of June 30, 2011, approximately $17.0 million of income tax expense would be incurred.

As of June 30, 2011 and December 31, 2010, we had $19.5 million and $18.3 million, respectively, recorded as a liability for uncertain tax positions. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2011 and December 31, 2010, we had approximately $3.3 million and $3.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal and various state jurisdictions and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2003.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, borrowings under our revolving line of credit and other financing arrangements. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and repurchases of stock presented each quarter by our internal market. During the six months ended June 30, 2011, we generated $37.7 million of cash from our operations compared to $57.7 million in the same period last year. The decrease in operating cash flow during the current period was partially attributable to an increase in income tax payments and cash bonus payments made in 2011. In addition, we experienced a decrease in collections on accounts receivable from customers, and distributions of income from unconsolidated affiliates in 2011 compared to 2010. The decrease in operating cash flow is partially offset by a reduction in cash payments for employee related liabilities due mainly to the timing of employee related tax payments.

We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at June 30, 2011, we have deemed the allowance for doubtful accounts to be adequate; however, economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments.

Cash used for investing activities was $18.1 million in the six months ended June 30, 2011 compared to $29.4 million used in investing activities for the same period in 2010. The majority of the decrease in cash used for our investing activities relates to the $37.1 million purchase of marketable securities during 2010 and cash used for our investments in affiliates which decreased by approximately $10.1 million. Additionally, we paid $9.5 million of acquisition holdback contingency costs during the six months ended June 30, 2011. These uses of cash were partially offset by the increase of cash upon the consolidation of variable interest entities that we previously accounted for as unconsolidated affiliates during 2010 as a result of the adoption of ASC 810.

We finance our operations, acquisitions and capital expenditures using a variety of capital vehicles. On December 6, 2010, we entered into a Credit Agreement (the “Credit Agreement”) providing for an unsecured revolving credit facility in an amount of up to $600.0 million. Subject to certain conditions, at any time prior to the date that is thirty days before the maturity date of the Credit Agreement, we will be able to invite existing and new lenders to increase the size of the revolving credit facility by up to $100.0 million, for a maximum aggregate revolving credit facility of $700.0 million. The revolving credit facility has a subfacility for the issuance of standby letters of credit in a face amount up to $300.0 million and a subfacility of up to $300.0 million for multicurrency borrowings. Revolving loans under the Credit Agreement bear interest, at our option, at a rate equal to either (i) the base rate plus a margin based on our consolidated leverage ratio or (ii) the LIBOR rate, based on interest periods of one, two, three or six months, plus a margin based on our consolidated leverage ratio. The base rate is equal to the greater of (i) the Federal Funds Rate, as published from time to time by the Federal Reserve Bank of New York, plus 0.5%, (ii) the lender’s prime rate in effect from time to time, or (iii) the one-month LIBOR rate in effect from time to time, plus 1.0%. Our consolidated leverage ratio on any date is the ratio of our consolidated total funded debt to its consolidated earnings before interest, taxes, depreciation and amortization for the preceding four fiscal quarters. There can be no assurance that the capacity under the new credit facility will be adequate to fund future operations or acquisitions we may pursue from time to time.

Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash, we may either choose to finance new opportunities using leverage in the form of our Credit Agreement, or other debt. In some instances we may use a combination of one or more of these financing mechanisms. As of June 30, 2011, our total outstanding debt obligations were approximately $30.0 million. During the three months ended June 30, 2011, we borrowed $31.6 million against the Credit Agreement and repaid the outstanding balance before the period ended June 30, 2011. There was not an outstanding balance on the Credit Agreement as of June 30, 2011. The majority of the outstanding obligations relate to the issuance of notes payable and mortgages related to property, plant and equipment.

At June 30, 2011, issued and outstanding letters of credit of $101.8 million were reserved against the borrowing base of the Credit Agreement.

The net cash flow for financing activities significantly fluctuated for six months ended June 30, 2011 compared to the same period in the prior year. During the six months ended June 30, 2011, the net repayments of debt were approximately $7.7 million compared to net borrowings on the line of credit and long-term debt of $288.1 million during the six months ended June 30, 2010.During the six months ended June 30, 2011, we borrowed $31.6 million on the line of credit to for additional working capital and subsequently repaid the borrowing within the same period. During the six months ended June 30, 2010, we borrowed on the line of credit to purchase Scott Wilson Group plc, a design and engineering firm headquartered in the United Kingdom. We were subsequently outbid by another bidder and, in July 2010, repaid the borrowings related to this potential acquisition. Repurchases of stock were $51.8 million compared to $62.7 million for the same period in the prior year. Additionally, net distributions to noncontrolling interests decreased approximately $11.5 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Off-Balance Sheet Arrangements

We have interests in multiple teaming arrangements, some of which are considered variable interest entities. These entities facilitate the completion of contracts that are jointly owned with our partners. These entities are formed to leverage the skills of the respective partners and include engineering, consulting, construction, design, program management and operations and maintenance contracts. Our risk of loss in these arrangements is usually shared with our partners. The liability of each partner usually is joint and several, which means that each joint venture partner may become liable for the entire risk of loss on the project.

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the six months ended June 30, 2011, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Recently Adopted Accounting Standards

In June 2009, the FASB issued ASU 2010-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, revising the existing guidance on the consolidation and disclosures of variable interest entities which was codified in ASC 810-10. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance also requires additional disclosures about a company’s involvement with VIEs and requires us to continually assess any significant changes in risk exposure as well as our assessment of the primary beneficiary of the entity. ASC 810-10 became effective for us beginning January 1, 2011. For further discussion of the effect of the adoption, see Note 5.

In January 2011, the FASB issued ASU 2011-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. ASU 2011-06 requires expanded fair value disclosures about transfers into and out of Levels 1 and 2 fair value measurements and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2011-06 became effective for us beginning January 1, 2011. The adoption of this accounting standard update did not have a material impact on our financial position, results of operations, cash flows and disclosures.

Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in shareholders’ equity. The amendments in this standard require that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU 2011-05 are effective for our interim and annual periods beginning after December 31, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU 2011-05 is not expected to have a material impact on the company’s consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuations standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe fair value measurement requirements and disclosures, but often do not result in a change in the application of current guidance. The amendments in ASU 2011-04 are effective for our interim and annual periods beginning after December 31, 2011. The adoption of the provisions of ASU 2011-04 is not expected to have a material impact on the company’s consolidated financial position or results of operations.

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

We were notified that the U.S. Attorney’s Office for the Eastern District of Washington is investigating overtime practices in connection with the Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008.  The US Attorney’s Office is reviewing our overtime practices for the period from July 2007 to September 2008 and has raised the possibility of civil and/or criminal charges against CH2M HILL for possible violations arising from our overtime practices on this project.  We are cooperating with the investigation and given the early stages of this inquiry are not yet in a position to quantify the possible impact of these potential charges.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

Foreign currency exchange rates.  We are exposed to foreign currency exchange risks in the normal course of our business operations outside of the U.S. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. From time to time we selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures. The objective of our risk management is to protect our cash flows related to sales of services from market fluctuations in current rates. A five percent change in foreign currency rates would not have a significant impact on our financial position, results of operations or cash flows.

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and the holdback contingency balance outstanding related to our acquisition of VECO. As of June 30, 2011, there was not a balance on the unsecured revolving credit agreement but there was approximately $38.4 million outstanding on a holdback liability which requires us to pay interest on the outstanding balance at a variable interest rate. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured revolving credit agreement and the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $0.4 million.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation as of the last day of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by CH2M HILL during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April(a)	3,788	$46.51	—	—
May	—	—	—	—
June(b)	264,491	50.43	—	—
Total	268,279	50.37	—	—

(a)                                  Shares purchased by CH2M HILL from terminated employees.

(b)                                 Shares purchased by CH2M HILL in the Internal Market.

Item 6.  EXHIBITS

Index of Exhibits

3.1	Certificate of Incorporation of CH2M HILL Companies, Ltd. (filed as Exhibit 3.1 to CH2M HILL’s Form 8-K, on July 5, 2011 (Commission File No. 000-27261), and incorporated herein by reference)

3.2	Bylaws of CH2M HILL Companies, Ltd. (filed as Exhibit 3.2 to CH2M HILL’s Form 8-K/A (Amendment No. 1), on July 20, 2011 (Commission File No. 000-27261), and incorporated herein by reference)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
Date: August 9, 2011