Form 10-Q
period 2011-09-30
CH2M HILL COMPANIES LTD
filed 2011-11-08
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of October 27, 2011 was 30,790,607.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$316,289	$290,405
Marketable securities	1,627	2,412
Receivables, net—
Client accounts	544,281	558,734
Unbilled revenue	436,951	389,353
Other	23,329	21,264
Deferred income taxes	76,928	62,007
Prepaid expenses and other current assets	47,798	44,498
Total current assets	1,447,203	1,368,673
Investments in unconsolidated affiliates	96,433	82,982
Property, plant and equipment, net	160,221	169,261
Goodwill	141,261	130,354
Intangible assets, net	55,054	51,048
Deferred income taxes	139,321	112,919
Employee benefit plan assets and other	57,580	51,843
Total assets	$2,097,073	$1,967,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,609	$13,934
Accounts payable and accrued subcontractor costs	386,054	407,694
Billings in excess of revenue	302,501	237,053
Accrued payroll and employee related liabilities	309,965	291,713
Current income tax payable	13,438	20,010
Other accrued liabilities	161,256	163,396
Total current liabilities	1,185,823	1,133,800
Long-term employee related liabilities and other	238,426	255,425
Long-term debt	13,972	23,687
Total liabilities	1,438,221	1,412,912
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 30,779,012 and 30,527,473 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	308	305
Additional paid-in capital	—	—
Retained earnings	678,050	563,343
Accumulated other comprehensive loss	(29,439)	(18,768)
Total CH2M HILL common stockholders’ equity	648,919	544,880
Noncontrolling interests	9,933	9,288
Total equity	658,852	554,168
Total liabilities and stockholders’ equity	$2,097,073	$1,967,080

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross revenue	$1,504,294	$1,399,063	$4,132,960	$3,975,730
Equity in earnings of joint ventures and affiliated companies	19,477	15,468	45,544	50,454
Operating expenses:
Direct cost of services and overhead	(1,240,963)	(1,153,371)	(3,363,840)	(3,244,784)
General and administrative	(242,351)	(214,798)	(669,874)	(646,163)
Operating income	40,457	46,362	144,790	135,237
Interest income (expense):
Interest income and other	264	234	848	1,010
Interest expense	(849)	(1,224)	(2,886)	(3,769)
Income before provision for income taxes	39,872	45,372	142,752	132,478
Provision for income taxes	(12,062)	(16,034)	(42,402)	(41,879)
Net income	27,810	29,338	100,350	90,599
Less: Income attributable to noncontrolling interests	(1,482)	(4,045)	(10,097)	(19,242)
Net income attributable to CH2M HILL	$26,328	$25,293	$90,253	$71,357
Net income attributable to CH2M HILL per common share:
Basic	$0.85	$0.81	$2.93	$2.26
Diluted	$0.84	$0.79	$2.88	$2.21
Weighted average number of common shares:
Basic	30,835,245	31,413,671	30,757,440	31,566,027
Diluted	31,420,079	32,095,646	31,362,920	32,270,432

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$100,350	$90,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,859	47,204
Stock-based employee compensation expense	55,795	51,366
(Gain)/Loss on disposal of property, plant and equipment	(31)	810
Allowance for uncollectible accounts	7,911	795
Deferred income taxes	(41,320)	(26,176)
Gain on sale of investments	—	(6,494)
Undistributed earnings from unconsolidated affiliates	(45,544)	(50,454)
Distributions of income from unconsolidated affiliates	33,183	53,826
Change in assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	(31,568)	34,194
Prepaid expenses and other	(8,363)	1,947
Accounts payable and accrued subcontractor costs	(22,558)	(48,753)
Billings in excess of revenue	64,140	(55,852)
Employee related liabilities	35,812	7,596
Other accrued liabilities	3,252	(568)
Income tax payable	(10,908)	45,974
Long term employee related liabilities and other	(3,760)	(21,173)
Net cash provided by operating activities	171,250	124,841
Cash flows from investing activities:
Capital expenditures	(21,374)	(18,663)
Acquisition payments, net of cash acquired	(32,799)	—
Investments in unconsolidated affiliates	(22,039)	(36,990)
Distributions of capital from unconsolidated affiliates	21,226	22,324
Purchases of investments	—	(37,079)
Proceeds from sale of investments	—	43,573
Cash increase from consolidation of variable interest entities	—	32,651
Proceeds from sale of property, plant and equipment	847	2,240
Net cash (used in) provided by investing activities	(54,139)	8,056
Cash flows from financing activities:
Borrowings on line of credit and long-term debt	31,819	404,856
Payments on line of credit and long-term debt	(42,829)	(415,808)
Repurchases and retirements of stock	(71,634)	(96,364)
Excess tax benefits from stock-based compensation	11,480	5,340
Net distributions to noncontrolling interests	(9,619)	(23,699)
Net cash used in financing activities	(80,783)	(125,675)
Effect of exchange rates on cash	(10,444)	4,805
Increase in cash and cash equivalents	25,884	12,027
Cash and cash equivalents, beginning of period	290,405	169,717
Cash and cash equivalents, end of period	$316,289	$181,744
Supplemental disclosures:
Cash paid for interest	$1,868	$2,728
Cash paid for income taxes	$75,107	$41,695

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Business

CH2M HILL Companies, Ltd. and subsidiaries (“CH2M HILL”) is a project delivery firm founded in 1946. In the following text, the terms “we,” “our,” “our company,” and “us” may refer to CH2M HILL. We are a large employee-controlled professional engineering services firm providing consulting, engineering, design, design-build, procurement, construction, operations and maintenance, program management and technical services to U.S. federal, state, municipal and local government agencies, national governments, as well as private industry, around the world. A substantial portion of our professional fees are derived from projects that are funded directly or indirectly by government entities.

On September 24, 2011, we entered into an agreement to acquire Halcrow Holdings Limited (“Halcrow”).  Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure and buildings worldwide.  Pursuant to the agreement, the entire issued and to be issued ordinary and preference share capital of Halcrow will be acquired for approximately £124.0 million (approximately $192.0 million). Additionally, as part of the acquisition, we will assume debt in the amount of approximately £50.0 million (approximately $78.0 million) and unfunded pension liabilities, net of deferred tax assets, that were £65.0 million (approximately $101.4 million) at December 31, 2010. Completion of the acquisition is subject to approval by the High Court of Justice in England and Wales. The shareholders of Halcrow approved the acquisition on October 18, 2011.  The acquisition is expected to close during the fourth quarter of 2011.

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

Revenue Recognition

We earn revenue from different types of contracts, including cost-plus, fixed-price and time-and-materials. We primarily perform engineering and construction related services and recognize revenue for these contracts using the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts. In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, or achievement of contract performance standards.

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

Performance incentive and award fee arrangements are included in total estimated contract revenue upon the achievement of some measure of contract performance in relation to agreed-upon targets. We adjust our projected revenue estimate by the probable amounts of these performance incentives and award fee arrangements we expect to earn.

We also perform operations and maintenance services. Revenue is recognized on operations and maintenance contracts on a straight-line basis over the life of the contract once we have an arrangement, service has begun, the price is fixed or determinable and collectability is reasonably assured.

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based off of unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based off of significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. There were no significant transfers between Levels during the nine months ended September 30, 2011.

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

Billings in excess of revenue represent the excess of billings to date, per the contract terms, over revenue recognized on contracts in process.

Stockholders’ Equity

The changes in stockholders’ equity for the nine months ended September 30, 2011 are as follows (in thousands):

	Shares	Amount
Stockholders’ equity, December 31, 2010	30,527	$554,168
Net income attributable to CH2M HILL	—	90,253
Stock issued and to be issued in connection with stock-based compensation and employee benefit plans	1,284	96,091
Stock and stock equivalents purchased, retired and cancelled	(1,032)	(71,634)
Other comprehensive loss attributable to CH2M HILL	—	(10,671)
Net income from noncontrolling interests	—	10,097
Net distributions to noncontrolling interests	—	(9,619)
Other comprehensive loss attributable to noncontrolling interests	—	167
Stockholders’ equity, September 30, 2011	30,779	$658,852

Stock-Based Compensation Plans

Stock Option Plan

We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2011 was $7.69 and $7.40, respectively, compared to $6.63 and $6.29 for the same periods in the prior year.

We estimate the expected term of options granted by calculating the average of the vesting term and the contractual term of the option. We estimate the volatility of common stock by using a weighted-average of historical volatility over the same period as the expected term of the option. We use the U.S. Treasury bill issues for the risk-free interest rate in the option valuation model with original maturities similar to the expected term of the options. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The fair value of stock-based payment awards is amortized into stock-based compensation on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The total compensation cost recognized for stock-based payments for stock options during the three and nine months ended September 30, 2011 was $1.2 million and $3.5 million, respectively, compared to $1.3 million and $3.4 million for the three and nine months ended September 30, 2010, respectively.

Incentive Plans

The Annual Incentive Plan (“AIP”) aids in the motivation, recruitment, retention and reward of employees. Management determines which employees, directors, and eligible consultants participate in the AIP. Compensation expense related to common stock awards under the AIP amounted to $5.2 million and $13.8 million for the three and nine months ended September 30, 2010, respectively.

The Long Term Incentive Plan (“LTIP”) rewards certain executives and senior leaders for the creation of value in the organization through the achievement of specific long-term (three year) goals of earnings growth and strategic initiatives. The Compensation Committee of the Board reviews and endorses participation in the LTIP in any program year and a new plan is established each year. Compensation expense related to common stock awards under the LTIP amounted to $3.7 million and $10.7 million for the three and nine months ended September 30, 2011, compared to $4.3 million and $10.6 million for the three and nine months ended September 30, 2010, respectively.

Restricted Stock Plan

The Restricted Stock Plan provides participants with added incentives to continue in the long-term service of our Company. The awards are made for no consideration and vest over various periods, but are considered outstanding at the time of grant. We recognize compensation costs, net of forfeitures, over the vesting term based on the fair value of the restricted stock at the date of grant. The amount of compensation expense recognized under the Restricted Stock Plan was $1.6 million and $4.0 million for the three and nine months ended September 30, 2011, compared to $1.3 million and $3.6 million for the three and nine months ended September 30, 2010, respectively.

Retirement and Tax-Deferred Savings Plan

The Retirement and Tax-Deferred Savings Plan (“401(k) Plan”) is a profit sharing plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement.

The 401(k) Plan allows for matching contributions to be made in both cash and stock. Matching contributions may be made in an amount that is based on a percentage of the employee’s contributions for the calendar quarter up to 4% of the employee’s base compensation. Expenses related to matching contributions made in stock for the 401(k) Plan were $4.4 million and $19.9 million for the three and nine months ended September 30, 2011, compared to $5.4 million and $19.0 million for the three and nine months ended September 30, 2010, respectively.

In addition, CH2M HILL has elected to make optional defined contributions to the 401(k) Plan which are estimated each quarter based on 2% of the employee’s base compensation.  Expenses related to defined contributions made in common stock for the 401(k) Plan were $4.0 million and $15.3 million for the three and nine months ended September 30, 2011, compared to $4.1 million and $12.8 million for the three and nine months ended September 30, 2010, respectively.

Recently Adopted Accounting Standards

In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, revising the existing guidance on the consolidation and disclosures of variable interest entities (“VIEs”) which was codified in Accounting Standards Codification (“ASC”) 810-10. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting rights should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance also requires additional disclosures about a company’s involvement with VIEs and requires an entity to continually assess any significant changes in risk exposure as well as an entity’s assessment of the primary beneficiary of the entity. ASC 810-10 became effective for us beginning January 1, 2010. For further discussion of the effect of the adoption, see Note 7, Variable Interest Entities and Equity Method Investments.

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

Recently Issued Accounting Standards

In September 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU 2011-05 are effective for our interim and annual periods beginning January 1, 2012 and are to be applied retrospectively. The adoption of the provisions of ASU 2011-05 is not expected to have a material impact on the company’s consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. They do not require additional fair value measurements and are not intended to establish valuations standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe fair value measurement requirements and disclosures, but often do not result in a change in the application of current guidance. The amendments in ASU 2011-04 are effective for our interim and annual periods beginning January 1, 2012. The adoption of the provisions of ASU 2011-04 is not expected to have a material impact on the company’s consolidated financial position or results of operations.

In September 2011, the FASB issued an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under Topic 350. The amendments are effective for us for annual and interim goodwill impairment tests performed for fiscal years beginning January 1, 2012 and early adoption is permitted. We are planning to early adopt this standard in 2011.

(2) SEGMENT INFORMATION

In order to improve our competitiveness, client service, and financial strength, effective January 1, 2011, we reorganized our reporting structure to allow our chief operating decision maker to manage strategic and operating decisions with regards to assessing performance and allocating resources more effectively. We believe this new organizational structure helps us deal with global economic and industry challenges, and better position us for a solid future. As a result, our Water business is reported with the Energy segment creating the Energy and Water segment. Additionally, our Industrial Systems business was divided based upon its operations and combined within our Environmental Services business and Water business and thus reflected in the Government, Environment and Nuclear (“GEN”) and Energy and Water segments, respectively. These changes were effective January 1, 2011. Prior period amounts have been adjusted to conform to current year presentation.

Certain financial information relating to the three and nine months ended September 30, 2011 and 2010 for each segment is provided below (in thousands):

Three Months Ended September 30, 2011	Energy and Water	Government, Environment and Nuclear	Facilities and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$565,083	$622,779	$316,432	$—	$1,504,294
Equity in earnings of joint ventures and affiliated companies	2,774	10,621	6,082	—	19,477
Operating income (loss)	11,608	26,091	16,604	(13,846)	40,457

Three Months Ended September 30, 2010	Energy and Water	Government, Environment and Nuclear	Facilities and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$485,626	$614,333	$299,104	$—	$1,399,063
Equity in earnings of joint ventures and affiliated companies	4,468	7,124	3,876	—	15,468
Operating income	18,329	24,170	2,402	1,461	46,362

Nine Months Ended September 30, 2011	Energy and Water	Government, Environment and Nuclear	Facilities and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$1,458,230	$1,744,847	$929,883	$—	$4,132,960
Equity in earnings of joint ventures and affiliated companies	6,134	27,372	12,038	—	45,544
Operating income (loss)	50,999	70,697	43,665	(20,571)	144,790

Nine Months Ended September 30, 2010	Energy and Water	Government, Environment and Nuclear	Facilities and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$1,471,756	$1,634,056	$869,918	$—	$3,975,730

Equity in earnings of joint ventures and affiliated companies	6,862	29,979	13,613	—	50,454
Operating income (loss)	44,368	71,084	26,459	(6,674)	135,237

In addition to the operating segments, the Corporate category primarily includes corporate expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, corporate development and initiatives, tax and investor relations. In addition to centralized management costs the Corporate category enters into certain transactions that may result in a gain or loss.

(3) COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation losses, benefit plan adjustments, and unrealized gains/losses on available-for-sale securities that have been reflected as a component of stockholders’ equity and have not impacted net income. The following table summarizes the components of comprehensive income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to CH2M HILL	$26,328	$25,293	$90,253	$71,357
Other comprehensive income attributable to CH2M HILL:
Foreign currency translation adjustments	(8,796)	3,288	(10,196)	(507)
Unrealized (loss) gain on available-for-sale equity investments and other, net of tax	(574)	(589)	(475)	176
Comprehensive income attributable to CH2M HILL	$16,958	$27,992	$79,582	$71,026

(4) EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents, which consists primarily of stock options, and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the period.

The following table is a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to CH2M HILL	$26,328	$25,293	$90,253	$71,357
Denominator:
Weighted average common shares outstanding	30,835	31,414	30,757	31,566
Dilutive effect of common stock equivalents	585	682	606	704
Adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	31,420	32,096	31,363	32,270
Basic net income attributable to CH2M HILL per common share	$0.85	$0.81	$2.93	$2.26
Diluted net income attributable to CH2M HILL per common share	$0.84	$0.79	$2.88	$2.21

(5) ACQUISITIONS

On July 29, 2011, we acquired Booz Allen Hamilton’s State and Local Government Transportation and Consulting business. The cost of the acquisition was $28.5 million adjusted for working capital requirements. We performed a purchase price allocation based on our current assessment of fair values and are in the process of evaluating the fair values of the assets acquired and the liabilities assumed. We are diligently completing post acquisition procedures including searches for unrecognized liabilities, valuation of intangible assets, assessing tax liabilities in final tax returns and other items that may affect the allocation of the purchase price. As such, the purchase price allocations are subject to change as the procedures are completed. Included in the intangible assets acquired is the estimated fair value of customer relationships of $9.3 million with a useful life of seven years and contracted backlog of $1.2 million with a useful life of three years. In addition, based off our current purchase price allocation, we recognized $10.9 million in goodwill related to the acquisition. The results of operations for this acquisition are reported in the facilities and infrastructure operating segment.

(6) GOODWILL AND INTANGIBLE ASSETS

Indefinite-lived intangible assets consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Goodwill	$141,261	$130,354
Tradename	20,326	20,326
	$161,587	$150,680

Finite-lived intangible assets consist of the following (in thousands):

	Cost	Accumulated Amortization	Net finite-lived intangible assets
September 30, 2011
Customer relationships	$67,222	$(33,628)	$33,594
Contracted backlog	60,071	(58,937)	1,134
Non-compete agreements and other	902	(902)	—
Total finite-lived intangible assets	$128,195	$(93,467)	$34,728
December 31, 2010
Customer relationships	$57,922	$(27,200)	$30,722
Contracted backlog	58,871	(58,871)	—
Non-compete agreements and other	902	(902)	—
Total finite-lived intangible assets	$117,695	$(86,973)	$30,722

Our finite-lived intangible assets consist of acquired customer relationships and backlog which are being amortized over their expected lives up to seven years. The amortization expense reflected in the accompanying consolidated statements of income was $2.4 million and $2.6 million for the three months ended September 30, 2011 and 2010, respectively, and $6.5 million and $7.7 million for the nine months ended September 30, 2011 and 2010, respectively. These intangible assets are expected to be fully amortized in 2018. The trade name, majority of the goodwill, and intangible assets and associated amortization expense are attributed to the Energy and Water segment.

(7) VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS

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

As of September 30, 2011 and December 31, 2010, we recorded investments in unconsolidated affiliates of $96.4 million and $83.0 million, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus those entities’ undistributed earnings. We provide certain services, including engineering, construction management and program management, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements. Our company has significant variable interests in entities that are not consolidated.

As of September 30, 2011, total assets of VIEs that were consolidated were $79.8 million and total liabilities were $41.5 million. As of September 30, 2011, the total assets of VIEs that were not consolidated were $418.7 million and total liabilities were $233.7 million.

The maximum exposure to losses is limited to our current equity interests plus the funding of any future losses incurred by those entities under their respective client contracts.

(8) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	September 30, 2011	December 31, 2010

Land	$26,773	$27,337
Buildings	81,000	80,183
Furniture and fixtures	17,004	16,902
Computer and office equipment	75,274	81,270
Field equipment	112,433	101,027
Leasehold improvements	70,620	67,690
	383,104	374,409
Less: Accumulated depreciation	(222,883)	(205,148)
Property, plant and equipment, net	$160,221	$169,261

Depreciation expense reflected in the consolidated statements of income was $7.8 million and $12.8 million for the three months ended September 30, 2011 and 2010, respectively, and $28.4 million and $39.5 million for the nine months ended September 30, 2011 and 2010, respectively. The majority of depreciation expense relates to property, plant and equipment held in the Energy and Water segment.

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, receivables, unbilled revenue, accounts payable and billings in excess of revenue are carried at cost, which approximates fair value due to their short maturities. Fair value of securities classified as available-for-sale, which totaled $1.6 million and $2.4 million at September 30, 2011 and December 31, 2010, respectively, were valued based on Level 1 inputs whereby a readily determinable market value exists for the specific asset.

To mitigate the foreign currency risk related to the agreement to acquire Halcrow and the debt we will assume, we entered into multiple foreign currency forward contracts on September 28, 2011 and September 29, 2011 that have an aggregate notional value of approximately £169.0 million (approximately $264.1 million).  These contracts are measured at fair value using Level 1 inputs.  The derivatives are not designated to qualify for hedge accounting. The periodic change in the fair value of the derivative instruments is reported on the Consolidated Statements of Income and was not significant for the three and nine months ended September 30, 2011.

Through investment in these derivative instruments, we are exposed to the risk that counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of entering into contracts only with major financial institutions selected based upon their credit ratings and other financial factors. We monitor the creditworthiness of counterparties throughout the duration of the derivative instrument. We do not believe credit default risk is significant at September 30, 2011.

Fair value of our mortgage notes payable, equipment financing and shareholder notes payable are estimated based on Level 2 inputs. Fair value is determined by discounting future cash flows using interest rates available for issuers with similar terms and average maturities. The estimated fair values of these financial instruments where carrying values do not approximate fair value are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable	$14,135	$12,114	$15,253	$12,403
Equipment financing	12,153	11,654	22,227	21,439
Stockholder notes payable	293	215	141	98

(10) EMPLOYEE BENEFIT PLAN ASSETS

We have investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair value using Level 2 inputs. The assets are invested in various non-exchange traded mutual funds. As of September 30, 2011 and December 31, 2010, the fair values of these assets were $53.6 million and $47.0 million, respectively.

(11) LINE OF CREDIT AND LONG TERM DEBT

On December 6, 2010, we entered into a Credit Agreement providing for an unsecured revolving Credit Facility (the “Credit Facility”) in an amount of up to $600.0 million. Subject to certain conditions, at any time prior to the date that is thirty days before the maturity date of the Credit Agreement, we will be able to invite existing and new lenders to increase the size of the revolving credit facility by up to $100.0 million, for a maximum aggregate revolving credit facility of $700.0 million. The revolving credit facility has a subfacility for the issuance of standby letters of credit in a face amount up to $300.0 million and a subfacility of up to $300.0 million for multicurrency borrowings. Revolving loans under the Credit Agreement bear interest, at our option, at a rate equal to either (i) the base rate plus a margin based on our consolidated leverage ratio or (ii) the LIBOR rate, based on interest periods of one, two, three or six months, plus a margin based on our consolidated leverage ratio. The base rate is equal to the greater of (i) the Federal Funds Rate, as published from time to time by the Federal Reserve Bank of New York, plus 0.5%, (ii) the lender’s prime rate in effect from time to time, or (iii) the one-month LIBOR rate in effect from time to time, plus 1.0%. Our consolidated leverage ratio on any date is the ratio of our consolidated total funded debt to its consolidated earnings before interest, taxes, depreciation and amortization for the preceding four fiscal quarters. There were no outstanding borrowings on the Credit Agreement as of September 30, 2011. If we had borrowed under the Credit Agreement on September 30, 2011, the rate of interest charged on that balance would have been 1.87%. At September 30, 2011, issued and outstanding letters of credit of $100.9 million were reserved against the borrowing base of the Credit Agreement.

The Credit Agreement contains customary representations and warranties and conditions to borrowing and includes customary affirmative and negative covenants, including covenants that limit or restrict our Company and its subsidiaries’ ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, enter into transactions with affiliates, and make certain kinds of payments, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of September 30, 2011, we were in compliance with the covenants required by the Credit Agreement.

We entered into an amendment to the Credit Agreement on September 27, 2011 which provides for modifications to certain covenants and other provisions of the Credit Facility to take into account the acquisition of Halcrow Holdings Limited.

Our nonrecourse and other long-term debt consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Nonrecourse:
Mortgage payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$11,685	$12,430
Mortgage payable in monthly installments to December 2015, secured by real estate. The note bears interest at 6.59%	2,450	2,823
	14,135	15,253
Other:
Equipment financing, due in monthly installments to December 2014, secured by equipment. These notes bear interest ranging from 6.00% to 8.00%	12,153	22,227
Stockholder notes payable	293	141
Total debt	26,581	37,621
Less current portion of debt	12,609	13,934
Total long-term portion of debt	$13,972	$23,687

(12) PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended September 30, 2011 was 31.4% compared to 38.8% for the same period in the prior year. The effective tax rate for the nine months ended September 30, 2011 was 32.0% compared to 37.0% for the same period in the prior year. The effective tax rates in 2011 were lower in comparison to the effective rates in 2010 primarily due to significant increases in foreign operating income as well as domestic benefits from the research and experimentation credit. Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

Undistributed earnings of our foreign subsidiaries amounted to approximately $89.7 million at September 30, 2011. These earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. If these earnings were repatriated as of September 30, 2011, approximately $19.3 million of income tax expense would be incurred.

As of September 30, 2011 and December 31, 2010, we had $18.6 million and $18.3 million, respectively, recorded as a liability for uncertain tax positions. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2011 and December 31, 2010, we had approximately $3.4 million and $3.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.

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

Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable. As of September 30, 2011 and December 31, 2010, accruals for potential estimated claim liabilities were $29.6 million and $28.9 million, respectively.

In April of 2010, we received notification that the U.S. Attorney’s Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008.   As part of its investigation, the U.S. Attorney’s Office raised the possibility of civil and/or criminal charges for possible violations arising from our overtime practices on this project.  We are fully cooperating with the investigation and will continue to work to resolve this matter.  We recently learned that a former CH2M HILL Hanford employee pleaded guilty in United States District Court on a felony charge related to time card falsification.  We have reasons to believe that this plea may be related to the investigation.  At this time we do not believe that a loss in excess of the amount accrued would have a material impact on our consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations as a whole and for each of our operating segments and should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Company’s actual results could differ materially from these forward looking statements due to numerous factors including, without limitation, the following: the continuance of, and funding for certain governmental regulation and enforcement programs which create demand for our services; our ability to attract and perform large, longer-term projects; our ability to insure against or otherwise cover the liability risks inherent in our business including environmental liabilities and professional engineering liabilities; our ability to manage the risks inherent in the government contracting business and the delivery of lump sum projects; our ability to manage the costs associated with our fixed price contracts; our ability to manage the risks inherent in international operations, including operations in war and conflict zones, our ability to identify and successfully integrate acquisitions; our ability to attract and retain professional personnel; the completion of the acquisition and our ability to effectively integrate Halcrow Holdings Limited; changes in global business, economic, political and social conditions; intense competition in the global engineering, procurement and construction industry; civil unrest, security issues and other unforeseeable events in countries in which we do business; our failure to receive anticipated new contract awards; difficulties or delays incurred in the execution of contracts; and other risks and uncertainties set forth under Item 1A., Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2010, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward looking statements should not be regarded as representation or warranties by the Company that such matters will be realized.

Overview

We are a large employee-controlled professional engineering services firm providing consulting, engineering, design, design-build, procurement, construction, operations and maintenance, program management and technical services to U.S. federal, state, municipal and local government agencies, national governments, as well as private industry, around the world. Founded in 1946, we have nearly 24,000 employees in offices worldwide.

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

We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, provide local resources internationally to serve our customers, add value to the projects undertaken for clients, or enhance our capital strength. Mergers and acquisitions in our industry have resulted in a group of larger firms that offer a full complement of single-source services including studies, designs, engineering, construction, procurement, design-build operations, maintenance and in some instances, facility ownership. We have also seen movement towards longer-term contracts for the expanded array of services, e.g., 5 to 20 year contracts. These larger, longer, full-service contracts require us to have substantially greater financial capital than has historically been necessary to remain competitive. There can be no assurances that we can continue to be successful when competing against companies in our industry who have greater access to capital. We expect to continue to see consolidation of our competitors which may result in challenges for our business in the future.

On July 29, 2011, we acquired Booz Allen Hamilton’s State and Local Government Transportation and Consulting business. The cost of the acquisition was $28.5 million adjusted for certain working capital requirements. We performed a purchase price allocation based on our current assessment of fair values and are in the process of evaluating the fair values of the assets acquired and the liabilities assumed. We are diligently completing post acquisition procedures including searches for unrecognized liabilities, valuation of intangible assets, assessing tax liabilities in final tax returns and other items that may affect the allocation of the purchase price. As such, the purchase price allocations are subject to change as the procedures are completed. Included in the intangible assets acquired is the estimated fair value of customer relationships of $9.3 million with a useful life of seven years and contracted backlog of $1.2 million with a useful life of three years. In addition, based off our current purchase price allocation, we recognized $10.9 million in goodwill related to the acquisition. The results of operations for this acquisition are reported in the facilities and infrastructure operating segment.

On September 24, 2011, we entered into an agreement to acquire Halcrow Holdings Limited (“Halcrow”).  Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure and buildings worldwide.  Pursuant to the agreement, the entire issued and to be issued ordinary and preference share capital of Halcrow will be acquired for approximately £124.0 million (approximately $192.0 million). Additionally, as part of the acquisition, we will assume debt in the amount of approximately £50.0 million (approximately $78.0 million) and unfunded pension liabilities, net of deferred tax assets, that were £65.0 million (approximately $101.4 million) at December 31, 2010. Completion of the acquisition is subject to approval by the

High Court of Justice in England and Wales. The shareholders of Halcrow approved the acquisition on October 18, 2011.  The acquisition is expected to close during the fourth quarter of 2011.

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

Results of Operations

Revenue and Operating Income of our Reportable Segments

In order to improve our competitiveness, client service, and financial strength, effective January 1, 2011, we reorganized our reporting structure to allow our chief operating decision maker to manage strategic and operating decisions with regards to assessing performance and allocating resources more effectively. We believe this new organizational structure helps us deal with global economic and industry challenges, and better position us for a solid future. As a result, our Water business is reported with the Energy segment creating the Energy and Water segment. Additionally, our Industrial Systems business was divided based upon its operations and combined within our Environmental Services business and Water business and thus reflected in the Government, Environment and Nuclear (“GEN”) and Energy and Water segments, respectively. These changes were effective January 1, 2011. Prior period amounts have been adjusted to conform to current year presentation.

The results of operations for the three and nine months ended September 30, 2011 and 2010 by operating segment were as follows (in millions):

Three Months Ended September 30, 2011 and 2010

	2011			2010			Change
	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Energy and Water	$565.1	$2.8	$11.6	$485.6	$4.5	$18.3	$79.5	16.4%	$(1.7)	$(6.7)	(36.6)%
Government, Environment and Nuclear	622.8	10.6	26.1	614.3	7.1	24.2	8.5	1.4%	3.5	1.9	7.9%
Facilities and Infrastructure	316.4	6.1	16.6	299.2	3.9	2.4	17.2	5.7%	2.2	14.2	591.7%
Corporate	—	—	(13.8)	—	—	1.5	—	—	—	(15.3)	1,020%
Total	$1,504.3	$19.5	$40.5	$1,399.1	$15.5	$46.4	$105.2	7.5%	$4.0	$(5.9)	(12.7)%

Nine Months Ended September 30, 2011 and 2010

	2011			2010			Change
	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Energy and Water	$1,458.2	$6.1	$51.0	$1,471.8	$6.9	$44.4	$(13.6)	(0.9)%	$(0.8)	$6.6	14.9%
Government, Environment and Nuclear	1,744.9	27.4	70.7	1,634.1	30.0	71.1	110.8	6.8%	(2.6)	(0.4)	(0.6)%
Facilities and Infrastructure	929.9	12.0	43.7	869.8	13.6	26.5	60.1	6.9%	(1.6)	17.2	64.9%
Corporate	—	—	(20.6)	—	—	(6.8)	—	—	—	(13.8)	202.9%
Total	$4,133.0	$45.5	$144.8	$3,975.7	$50.5	$135.2	$157.3	4.0%	$(5.0)	$9.6	7.1%

Energy and Water

Revenue from our Energy and Water segment increased for the three months ended September 30, 2011, compared to the same period in the prior year by $79.5 million or 16.4%. The increase is attributable to an increase in our energy operations and maintenance services in addition to an increase in demand in our water consulting business in North America, the Middle East and Europe. The increase is also attributable to power contracts awarded during the fourth quarter of 2010 and during the first half of 2011.  Revenue decreased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 by $13.6 million or 0.9%. The decrease is attributable to the completion of several large power projects during 2010 in addition to a decrease in activity in the oil and gas business due primarily to constrained capital spending within the oil and gas industry during the first half of 2011 and a highly competitive market.

Operating income decreased for the three months ended September 30, 2011 compared to the same period in the prior year by $6.7 million or 36.6%. The primary decrease in operating income for the three months ended September 30, 2011 compared to the same period in the prior year is attributable to a significant loss recognized in the third quarter of 2011 on a construction project in our Canadian energy business. The quarter over quarter decrease is partially offset by increased volume in our water consulting business. Operating income increased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 by $6.6 million or 14.9%. The primary increase in operating income is attributable to the revenues discussed above associated with the increase in demand in our water consulting business. The increase is also attributable to significant margin enhancement on certain of our power design build projects partially offset by the write down in the Canadian energy business discussed above.

Government, Environment and Nuclear

Revenue from our Government, Environment and Nuclear segment increased for the three and nine months ended September 30, 2011, compared to the same periods in 2010 by $8.5 million or 1.4%, and $110.8 million or 6.8%, respectively. The increase in revenue is primarily due to increased volume in our nuclear market largely generated as a result of the American Recovery and Reinvestment Act (“ARRA”) to accelerate environmental cleanups. The increase is also attributable to new business in our environmental business. The increase is partially offset by reduced volumes in our domestic and international government design-build business due to the effect of the current recession and contracting delays.

Operating income increased for the three months ended September 30, 2011, compared to the same periods in the prior year by $1.9 million or 7.9% and remained relatively consistent for the nine months ended September 30, 2011. The overall increase is primarily attributable to the completion of certain ARRA deliverables during the quarter ended September 30, 2011. The operating income remained consistent in our environmental business quarter over quarter but increased year over year due to higher volumes in addition to a favorable settlement on a contract claim. The increase is partially offset by costs reserved for on a Federal nuclear site project. The increase is also partially offset by increased costs incurred on a U.S. government military base facilities project in addition to lower equity in earnings period over period on a large nuclear project.

Facilities and Infrastructure

Revenue from our Facilities and Infrastructure segment increased for the three and nine months ended September 30, 2011, compared to the same periods in 2010 by $17.2 million or 5.7%, and $60.1 million or 6.9%, respectively. The overall increase in revenue is primarily attributable to higher volume in our industrial and advanced technology (“I&AT”) business due to increased capital spending in the sector. The overall increase in revenue is also attributable to increased volumes in our operations and management (“O&M”) business due to the transition of certain design-build-operate water projects into the operation phases of the projects. The increase is partially offset by reduced workload in our transportation consulting markets due to the current economic environment of limited available funding at the federal and state government levels.

Operating income increased for the three and nine months ended September 30, 2011 compared to the same period in the prior year by $14.2 million or 591.7%, and $17.2 million or 64.9%, respectively. The overall increase is primarily attributable to the revenues discussed above related to our I&AT business. The overall increase is partially offset by a decrease in operating income related to a major project in London as a result of the completion of significant deliverables of the project in 2011.

Corporate

The other category primarily includes corporate expenses which represent centralized management costs that are not allocable to individual operating segments and primarily includes expenses associated with administrative functions such as executive management, human resources, legal, treasury, accounting and tax, and general business development efforts. In addition to centralized management costs, from time to time, the Corporate category enters into certain transactions that may result in a gain or loss. The increase in costs of $15.3 million and $13.8 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in the prior year is due to a gain on the sale of investment securities of Scott Wilson Group plc realized during September 2010 of approximately $6.9 million and due to accruals for acquisition related costs incurred in 2011.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2011 was 31.4% compared to 38.8% for the same period in the prior year. The effective tax rate for the nine months ended September 30, 2011 was 32.0% compared to 37.0% for the same period in the prior year. The effective tax rates in 2011 were lower in comparison to the effective rates in 2010 primarily due to significant increases in foreign operating income as well as domestic benefits from the research and experimentation credit. Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

Undistributed earnings of our foreign subsidiaries amounted to approximately $89.7 million at September 30, 2011. These earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. If these earnings were repatriated as of September 30, 2011, approximately $19.3 million of income tax expense would be incurred.

As of September 30, 2011 and December 31, 2010, we had $18.6 million and $18.3 million, respectively, recorded as a liability for uncertain tax positions. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2011 and December 31, 2010, we had approximately $3.4 million and $3.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal and various state jurisdictions and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2003.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, borrowings under our revolving line of credit and other financing arrangements. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and repurchases of stock presented each quarter by our internal market. During the nine months ended September 30, 2011, we generated $171.3 million of cash from our operations compared to $124.8 million in the same period last year. The increase in operating cash flow during the current period is primarily attributable to a significant increase in advanced billings and collections of those accounts receivable. The increase in operating cash flow is partially offset by an increase in income tax payments and cash bonus payments made in 2011 and a decrease in distributions of income from unconsolidated affiliates in 2011 compared to 2010.

We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at September 30, 2011, we have deemed the allowance for doubtful accounts to be adequate; however, economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments.

Cash used for investing activities was $54.1 million for the nine months ended September 30, 2011 compared to $8.1 million provided by investing activities for the same period in 2010. The majority of the increase in cash used in our investing activities relates to the acquisition of Booz Allen Hamilton during the third quarter of 2011 in the amount of $23.3 million in addition to the payment of $9.5 million used for acquisition holdback contingency costs related to a previous acquisition. These uses of cash were partially offset by the increase of cash upon the consolidation of variable interest entities that we previously accounted for as unconsolidated affiliates during 2010 as a result of the adoption of ASC 810 of $32.7 million in addition to a decrease of cash used in our net investments in affiliates by approximately $13.9 million.

We finance our operations, acquisitions and capital expenditures using a variety of capital vehicles. On December 6, 2010, we entered into a Credit Agreement providing for an unsecured revolving Credit Facility (the “Credit Facility”) in an amount of up to $600.0 million. Subject to certain conditions, at any time prior to the date that is thirty days before the maturity date of the Credit Agreement, we will be able to invite existing and new lenders to increase the size of the revolving credit facility by up to $100.0 million, for a maximum aggregate revolving credit facility of $700.0 million. The revolving credit facility has a subfacility for the issuance of standby letters of credit in a face amount up to $300.0 million and a subfacility of up to $300.0 million for multicurrency borrowings. Revolving loans under the Credit Agreement bear interest, at our option, at a rate equal to either (i) the base rate plus a margin based on our consolidated leverage ratio or (ii) the LIBOR rate, based on interest periods of one, two, three or six months, plus a margin based on our consolidated leverage ratio. The base rate is equal to the greater of (i) the Federal Funds Rate, as published from time to time by the Federal Reserve Bank of New York, plus 0.5%, (ii) the lender’s prime rate in effect from time to time, or (iii) the one-month LIBOR rate in effect from time to time, plus 1.0%. Our consolidated leverage ratio on any date is the ratio of our consolidated total funded debt to its consolidated earnings before interest, taxes, depreciation and amortization for the preceding four fiscal quarters. There can be no assurance that the capacity under the new credit facility will be adequate to fund future operations or acquisitions we may pursue from time to time.

Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash, we may either choose to finance new opportunities using leverage in the form of our Credit Facility, or other debt. In some instances we may use a combination of one or more of these financing mechanisms. As of September 30, 2011, our total outstanding debt obligations were approximately $26.6 million. There was not an outstanding balance on the Credit

Facility as of September 30, 2011. The majority of the outstanding obligations relate to the issuance of notes payable and mortgages related to property, plant and equipment.

At September 30, 2011, issued and outstanding letters of credit of $100.9 million were reserved against the borrowing base of the Credit Facility.

The net cash flow used for financing activities decreased for nine months ended September 30, 2011 compared to the same period in the prior year by approximately $44.9 million. During the nine months ended September 30, 2011, repurchases and retirements of stock decreased by approximately $24.7 million compared to the same period in the prior year. Additionally, net distributions to noncontrolling interests decreased approximately $14.1 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we borrowed $31.8 million on the line of credit for additional working capital and subsequently repaid the borrowing within the same period. During 2010, amounts were borrowed on the line of credit in connection with an offer to purchase Scott Wilson Group plc, a design and engineering firm headquartered in the United Kingdom. We were subsequently outbid by another bidder and, in July 2010, repaid the borrowings related to this potential acquisition.

To mitigate the foreign currency risk related to the agreement to acquire Halcrow and the debt we will assume, we entered into multiple foreign currency forward contracts on September 28, 2011 and September 29, 2011 that have an aggregate notional value of approximately £169.0 million (approximately $264.1 million).  These contracts are measured at fair value using Level 1 inputs.  The derivatives are not designated to qualify for hedge accounting. The periodic change in the fair value of the derivative instruments is reported on the Consolidated Statements of Income and was not significant for the three and nine months ended September 30, 2011.

Through investment in these derivative instruments, we are exposed to the risk that counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a policy of entering into contracts only with major financial institutions selected based upon their credit ratings and other financial factors. We monitor the creditworthiness of counterparties throughout the duration of the derivative instrument. We do not believe credit default risk is significant at September 30, 2011.

We entered into an amendment to the Credit Agreement on September 27, 2011 which provides for modifications to certain covenants and other provisions of the Credit Facility to take into account the acquisition of Halcrow Holdings Limited.

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

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the nine months ended September 30, 2011, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Recently Adopted Accounting Standards

In September 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, revising the existing guidance on the consolidation and disclosures of variable interest entities which was codified in ASC 810-10. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance also requires additional disclosures about a company’s involvement with VIEs and requires us to continually assess any significant changes in risk exposure as well as our assessment of the primary beneficiary of the entity. ASC 810-10 became effective for us beginning January 1, 2011.

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

Recently Issued Accounting Standards

In September 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU 2011-05 are effective for our interim and annual periods beginning January 1, 2012 and are to be applied retrospectively. The adoption of the provisions of ASU 2011-05 is not expected to have a material impact on the company’s consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuations standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe fair value measurement requirements and disclosures, but often do not result in a change in the application of current guidance. The amendments in ASU 2011-04 are effective for our interim and annual periods beginning January 1, 2012. The adoption of the provisions of ASU 2011-04 is not expected to have a material impact on the company’s consolidated financial position or results of operations.

In September 2011, the FASB issued an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We are planning to early adopt this standard in 2011.

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

In April of 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008.   As part of its investigation, the U.S. Attorney’s Office raised the possibility of civil and/or criminal charges for possible violations arising from our overtime practices on this project.  We are fully cooperating with the investigation and will continue to work to resolve this matter.  We recently learned that a former CH2M HILL Hanford employee pleaded guilty in United States District Court on a felony charge related to time card falsification.  We have reasons to believe that this plea may be related to the investigation. At this time we do not believe that a loss in excess of the amount accrued would have a material impact on our consolidated financial statements.

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

At September 30, 2011, we had foreign currency forward contract derivatives outstanding with a notional value of £169.0 million (approximately $264.1 million) with a remaining term of less than one year. The contracts are intended to mitigate the foreign currency risk related to our agreement to acquire Halcrow. We do not believe credit default risk is significant at September 30, 2011. Based upon the notional value of these forward contracts, a one percent change in the exchange rate of British Pounds compared to the U.S. Dollar would result in a mark to market gain or loss of approximately $3.0 million.

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

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and the holdback contingency balance outstanding related to our acquisition of VECO. As of September 30, 2011, there was not a balance on the unsecured revolving credit agreement but there was approximately $38.4 million outstanding on a holdback liability which requires us to pay interest on the outstanding balance at a variable interest rate. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured revolving credit agreement and the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $0.4 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by CH2M HILL during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July(a)	1,537	$46.97	—	—
August	—	—	—	—
September(b)	254,882	54.35	—	—
Total	256,419	54.27	—	—

(a)                                  Shares purchased by CH2M HILL from terminated employees.

(b)                                 Shares purchased by CH2M HILL in the Internal Market.

Item 6.  EXHIBITS

Index of Exhibits

*2.1	Implementation Agreement dated September 24, 2011 between CH2M HILL Companies, Ltd. and Halcrow Holdings Limited

3.1	Certificate of Incorporation of CH2M HILL Companies, Ltd. (filed as Exhibit 3.1 to CH2M HILL’s Form 8-K, on July 5, 2011 (Commission File No. 000-27261), and incorporated herein by reference)

3.2	Bylaws of CH2M HILL Companies, Ltd. (filed as Exhibit 3.2 to CH2M HILL’s Form 8-K/A (Amendment No. 1), on July 20, 2011 (Commission File No. 000-27261), and incorporated herein by reference)

*10.1	CH2M HILL Companies, Ltd. Amended and Restated Deferred Compensation Plan effective January 1, 2011

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
Date: November 8, 2011