Form 10-K
period 2011-12-31
CH2M HILL COMPANIES LTD
filed 2012-02-29
CIK 777491

Use these links to rapidly review the document

Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate value of common stock held by non-affiliates computed by reference to the price as of June 30, 2011 was approximately $1.5 billion.

         As of February 17, 2012, there were 31,324,438 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Information, required by Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from the CH2M HILL definitive proxy statement for its 2012 Annual Meeting of Stockholders to be held on May 7, 2012.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

        This Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Form 10-K, and are subject to various risks and uncertainties. Such forward looking statements are and will be subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward looking statements. Words such as "believes," "anticipates," "expects," "will," "plans" and similar expressions are intended to identify forward looking statements. Additionally, forward looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except as required by applicable law. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements are listed in Item 1A, Risk Factors. The Company disclaims any intent or obligation to update or revise any of the forward- looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

PART I

Item 1.    Business

Summary

        CH2M HILL Companies, Ltd. was founded in 1946 and incorporated under the laws of the State of Oregon on November 9, 1965. We are a large employee-controlled professional engineering services firm providing engineering, construction, consulting, design, design-build, procurement, operations and maintenance, program management and technical services to U.S. federal, state, municipal and local government agencies, national governments, as well as private industry, around the world. We have approximately 30,000 employees worldwide.

        On July 1, 2011, we changed our state of incorporation from Oregon to Delaware through a conversion under Oregon and Delaware law (the "Reincorporation"). The Reincorporation did not result in any change in the business, physical location, management, assets, liabilities, or net worth of our company. In addition, our consolidated financial condition and results of operations immediately after consummation of the Reincorporation are the same as those immediately prior to the consummation of the Reincorporation.

Our Operating Segments

        Effective January 1, 2011, we reorganized our reporting structure under which our chief operating decision maker makes strategic and operating decisions with regard to assessing performance and allocating resources. As a result, our Industrial Systems business was divided based upon its operations and absorbed within our Environmental Services business and Water business. Our Water business operations were then grouped with the Energy business creating the Energy and Water segment ("E&W"). Our Environmental Services business was grouped with our Nuclear business and our Government Facilities and Infrastructure business and reflected in the new Government, Environment and Nuclear ("GEN") segment. Lastly, our Transportation business, Operations and Maintenance business and Industrial and Advanced Technology business were grouped together to form the Facilities and Infrastructure ("F&I") segment. The F&I segment also has responsibilities for major programs such as our contract to provide program management services for the London 2012 Olympics.

        Within our E&W segment, our Energy business primarily focuses on providing services to a comprehensive range of private sector clients and utilities, while our Water business primarily provides services to state and local governments. Our GEN segment primarily provides a comprehensive range of services to various U.S. federal government agencies and foreign governments and private industry. Our Facilities and Infrastructure segment primarily provides a comprehensive range of services to various state, local and provincial governments and also a select group of private clients.

        On November 10, 2011, we acquired all of the share capital of Halcrow Holdings Limited ("Halcrow"), which is reported in the F&I segment. More information about the acquisition can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Clients and Key Markets

Clients

        We provide our services to a broad range of domestic and international clients, including federal governments, state, local and provincial governments, private sector businesses and utilities. We perform services as the prime contractor, as subcontractors, or through joint ventures or partnership agreements with other service providers. The demand for our services generally comes from budgeting and capital spending decisions made by our clients.

        The following table summarizes our primary client types, revenues and key markets served by each of our operating segments during 2011.

Operating Segment	Client Type	% of 2011 Revenues	Key Markets
Government, Environment and Nuclear	U.S. Federal and Foreign Governments, Governmental Agencies, Authorities and Utilities	39%	• Nuclear • Environmental Services • Government Facilities and Infrastructure
Facilities and Infrastructure	State and Local Governments and Private Sectors	25%	• Transportation • Operations Management • Industrial and Advanced Technology
Energy and Water	Local Governments, Private Sectors and Utilities	36%	• Energy and Chemicals • Power • Water, Wastewater and Water Resources

        The following table provides a summary of representative clients:

Public Sector Clients	Private Sector Clients

•

U.S. Department of Energy ("DOE")

•

U.S. Department of Defense

•

U.S. Department of the Interior

•

U.S. Air Force

•

U.S. Navy

•

U.S. Army Corps of Engineers

•

U.S. Federal Emergency Management Agency ("FEMA")

•

Department of Homeland Security

•

U.S. Agency for International Development

•

U.S. Environmental Protection Agency

•

National Aeronautics and Space Administration

•

National Science Foundation

•

United Kingdom Atomic Energy Authority

•

United Kingdom Nuclear Decommissioning Authority ("NDA")

•

Republic of Korea Ministry of Defense

•

U.S. cities

•

Foreign cities

•

U.S. airports and seaports

•

U.S. and State Departments of Transportation

•

State Transit Authorities

•

Water and Wastewater Municipalities

•

Panama Canal Authority

•

London 2012 Olympic Delivery Authority

•

Major oil and gas companies, refiners and pipeline operators

•

Power utilities

•

Chemicals, bioprocessing and refining companies

•

Metals and mining

•

Microelectronics manufacturers

•

Pharmaceutical and biotechnology companies

•

Automotive, food and beverage, metals and consumer product manufacturers

•

Renewable energy companies

        In 2011, we derived approximately 35% of our total revenues from contracts with the U.S. federal government. This work is performed through numerous contracts and joint ventures primarily within the GEN operating segment.

Key Markets

        The following is a description of each of our key markets within our operating segments and the services we provide.

Government, Environment & Nuclear

        The GEN segment comprises three businesses—Government Facilities and Infrastructure (GF&I), Environmental Services, and Nuclear. GEN provides a full range of services—program management, engineering, design, construction, environmental remediation, operation and maintenance, decontamination and decommissioning, facility closure, sustainable solutions, and consulting services—to clients worldwide, including our largest client, the U.S. federal government.

        Government Facilities and Infrastructure—Our GF&I business plans, designs, constructs, operates and maintains various categories of facility and infrastructure at all types of government and military installations offering contingency and logistics, planning and consulting engineering and design, design-build, operations and maintenance, and program management services. The U.S. Department of Defense is GF&I's largest client. We also provide a multitude of services to other government agencies such as the U.S. Federal Emergency Management Agency, National Science Foundation, U.S. Agency for International Development, Department of Energy, and the National Aeronautics and Space Administration. We continue to expand our government client base, both within the U.S. and internationally. At its core, our GF&I business ensures value-added mission success for our clients by safely delivering flexible and sustainable facilities, infrastructure, and contingency solutions on any scale worldwide while maintaining a focus to optimize client goals, and minimize impacts and costs.

        Environmental Services—Our Environmental Services ("ES") business is dedicated to protecting human health, preserving the environment, and restoring impacted natural resources. We achieve this mission by offering services through nine global practices: sustainability consulting, threat reduction management, environmental compliance, planning and permitting, integrated waste solutions, munitions response, natural resources planning and management, sediment management and remediation, and site remediation and revitalization. A key differentiator for our services remains our innovation and complex problem solving capacities found in these practices. Clients include a broad spectrum of U.S. and state government agencies and departments; multi-national commercial clients; and international clients in both the public and private sectors. Over the past ten years our environmental services have consistently been rated in the top 10% of our peer provider base by market journals and trade magazines and we are considered to be an industry leader. Another key differentiator for us with both our government and multinational clients is project delivery with a global footprint—our ability to effectively and consistently deploy our systems and processes (especially safety, environmental compliance, and project management) throughout the world with minimal deviation.

        Nuclear—Our Nuclear business unit specializes in the management of complex nuclear programs and projects around the globe. Our experience includes managing and operating nuclear facilities and providing innovative cleanup and environmental remediation for commercial and government facilities and sites worldwide. We provide innovative cleanup and closure solutions for contaminated sites in the DOE nuclear weapons complex and at NDA sites in Great Britain. In the commercial nuclear sector, we provide program management and program advisory services, as well as planning, permitting, and licensing of new nuclear energy generating stations. Additionally, we provide service offerings at government and commercial nuclear sites including: program management and owner's engineer services; decommissioning; waste management; waste fuel strategies; support service operations; and planning, permitting, and licensing of new nuclear energy generating stations. The Nuclear business unit serves three primary businesses sectors: Nuclear Remediation and Decommissioning, Nuclear Power and National Defense. The DOE and NDA are the primary clients served by our Nuclear Remediation and Decommissioning sector, however we have also decommissioned reactors for utilities and research reactors for universities. Our Nuclear Power sector primarily serves clients such as the United Arab Emirates and Poland. Governmental clients such as the U.S. National Nuclear Security Agency and U.K. Ministry of Defense's Atomic Weapons Establishment are served by our National Defense sector.

Facilities & Infrastructure

        The F&I segment is comprised of three businesses: Industrial and Advanced Technology, Transportation, and Operations and Maintenance. F&I's portfolio of services include: consulting, design, design-build, operations and maintenance, construction management, and program management. The segment also provides enterprise stewardship for the development of our facilities penetration strategy and our urban development practice for large program management projects.

        Industrial and Advanced Technology—In the Industrial and Advanced Technology ("I&AT") business, we provide program management, consulting, planning, design, and construction services to clients in the following manufacturing industries: integrated circuit, wafer, dynamic random access memory, nanotechnology, photo voltaic, data center, flat panel display, automotive, aerospace and aviation, food and beverage, building materials, and consumer products sectors. Our clients typically require integrated design and construction services for complex manufacturing systems, including clean rooms, ultrapure water and wastewater systems, chemical and gas systems and production tools. Our electronics business also provides specialized consulting services to optimize the operating efficiency and return on investment for complex manufacturing facilities. In addition, our IDC Architects group services the university research sectors as well as special economic zone developments. As the economy recovers, we will continue to expand market reach in Asia, North America, South America, and the Middle East. We are leveraging our strategic business planning capabilities to help clients structure and plan their high-volume manufacturing projects, and to provide follow-on design and construction services.

        Transportation—In the transportation business, we serve the aviation, highway/bridge, ports and maritime, and transit and rail segments with both horizontal and vertical infrastructure development. For all of our clients, we provide planning, design, value engineering, design-build, project/program management, construction management, feasibility studies, public involvement/community management, environmental documentation, and sustainability planning. Airport services include airfield planning and design, airfield navigational aids, airport master planning, program management, airport modeling and simulation, and airport facilities planning, design, mechanical, and electrical. For our highway and bridge clients, we provide transportation and sustainability planning; highway and bridge design and construction; traffic engineering and traffic modeling; intelligent transportation systems; highway safety consulting; geotechnical analysis; and tunneling. Ports and maritime client services include architecture; passenger, container, liquid, and bulk terminal facilities design and construction; asset management; inspection and rehabilitation; and ports infrastructure. Transit and rail services include planning; track, tunneling, and facilities design; vehicle engineering; transit technology; systems engineering; asset management; safety and security; and management consulting.

        Operations and Maintenance—In our Operations and Maintenance ("O&M") business, we provide public sector entities and private/commercial companies with a broad range of tailored solutions focused on increasing efficiency and productivity. Our public sector clients include state and local governments and agencies as well as national governments outside the United States. We provide service in the private sector to customers in heavy manufacturing, electronics, food & beverage, advanced technology, mining and minerals, oil and gas, energy, and chemicals. Our services include water and wastewater system and staff optimization; contract operations and maintenance of water, wastewater, and other municipal functions such as public works, and community development; facilities management; utilities O&M; and O&M consulting. Our geographic strategy is to expand market reach in North America, and follow our other business groups and clients into target geographies including

Europe, Australia, the Middle East, and South America. We see an increase in public-private and private-private partnerships for both full and customized service selection, as municipal and private entities continue to look for more ways to increase revenues and reduce costs through efficiency gains. Our O&M Collaborative Working Group combines established O&M services across our energy, environmental, facilities, transportation, resources, and water markets. We will continue to expand our consulting business and leverage cross-market synergies around design-build-operate, remediation, produced water, and manufacturing.

Energy and Water

        The Energy and Water segment ("E&W") is comprised of the Energy and Chemicals, Water and Power businesses. The E&W segment also serves as the corporate steward of our Sustainability and Climate Change practice, and as the nexus of energy-water-carbon solutions to address emerging market needs. The portfolio of services include: consulting, design, engineering, design-build, engineering-procurement-construction ("EPC"), operations and maintenance, construction management, construction, and program management.

        Energy and Chemicals—In the Energy and Chemicals ("E&C") business, we serve the Upstream, Pipelines & Terminals, and Refining sectors of the oil and gas industry. For the Upstream sector, we perform engineering, modular fabrication, erection, construction, and operations and maintenance services for oil and gas fields. We deliver compression and dehydration facilities, drilling and well support services, enhanced oil recovery, field development, fleet support, natural gas gathering and processing, conventional oil production, sulfur recovery, acid gas treating, and heavy oil and steam-assisted gravity drainage facilities. In the Pipelines & Terminals sector, we focus on infrastructure projects that gather, store, and transport oil, natural gas, refined products, carbon dioxide, and other related hydrocarbons, liquids, and gases. These projects include pipelines, compression, pump stations, metering, tank farms, terminals, and related facilities for midstream (wellhead to central processing) and downstream (cross-country transportation) systems. In the Refining sector, we provide conceptual and preliminary engineering, front-end and detail design, procurement, construction, and operations and maintenance services. Our refining experience includes technology evaluation and feasibility studies; design and construction of refinery units, terminals, pipelines, pump stations, and cogeneration facilities; design, fabrication, and installation of modules and pipe racks; turnarounds and revamps; effluent treatment; refinery conversion to heavy crude oil processing; flue gas scrubbing; and process safety management. In Chemicals, we serve all segments of the industry, including petrochemicals and derivatives, inorganics, specialties, and agricultural chemicals. We have substantial experience in polysilicon, chemicals from alternative feedstock, bioprocess, alkalis and chlorine, pigments and coating, monomers and polymers, resins and plastics, and synthetic performance fibers. This group also serves the biofuels market where we specialize in advanced fuel sources for biofuels development in the United States, Canada, and Latin America. In our Mining sector we provide the complete suite of engineering, construction, and operations and maintenance services for mining infrastructure and processing facilities. We serve clients in North and South America, the Middle East and Russia.

        Water—In the Water business, we serve water resources and ecosystem management; water treatment; conveyance and collection; wastewater treatment and reuse; and utility management market segments. We support the water-related needs of clients in the utility, industrial, government, energy, and agricultural sectors. Our broad portfolio of water solutions helps clients address the complex challenges related to population growth, aging infrastructure, water supply uncertainty, global climate change, regulatory changes, and increasing demand. Beginning in 2011, the industrial water capability from the Industrial Systems business was combined with the Water business to pursue the large and growing energy and industrial related water market. Addressing the impacts of global climate change requires the ability to create solutions for the energy-water-carbon Nexus. Energy and mining production require reliable, abundant, and predictable source of water, a resource that is already in short supply throughout much of the world. We work with clients to identify solutions for water and energy conservation, and to re-evaluate processes to achieve cost savings and reduce environmental impacts. Our geographic strategy is to expand market reach in North and South America, Europe, the Middle East, Asia, and Australia. We will continue to capitalize on market drivers such as drought/water scarcity, aging infrastructure, global climate change, and regulatory requirements.

        Power—In our global Power business, we design and build power generation facilities that produce energy from natural gas, coal, solar, wind, biomass, and geothermal sources. Our portfolio includes combined-cycle, simple-cycle, coal/integrated gasification, clean air, alternative/waste fuels, transmission and cogeneration projects. We also repower, upgrade, and modify existing plants to improve performance, reliability and achieve clean air standards. Our delivery of full-service EPC services helps clients craft long-term strategies while addressing the ongoing market challenges around unpredictable and changing electricity demand, transmission capacity constraints, changing environmental regulations and policies, aging infrastructure, outdated technologies, water constraints, and fuel diversification. We also provide engineering studies, design, construction management, program management and consulting services. We use advanced, novel technologies to deliver projects safely and effectively for our clients.

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

Competition

        The market for our design, consulting, engineering, construction, design-build, EPC, operations and maintenance, and program management services is highly competitive. We compete primarily with large multinational firms but also compete with smaller firms on contracts within the private industry and state and local government sectors. In addition, some of our clients, including government agencies, occasionally utilize their own internal resources to perform design, engineering and construction services where we might have been the service provider.

        Numerous mergers and acquisitions in the engineering services industry have resulted in a group of large firms that offer a full complement of single-source services including studies, designs, construction, design-build, EPC, operation and maintenance and in some instances, facility ownership. Included in the current trend is movement towards larger program and contract awards and longer-term contract periods for a full suite of services, (e.g., 5 to 20 year full-service contracts). While these larger, longer, more comprehensive contracts require us to have substantially greater financial and human capital than in the past, we compete effectively for these full service programs.

        To our knowledge, no single company or group of companies currently dominates any significant portion of the engineering services markets. Competition in the engineering services industry is based on quality of performance, reputation, expertise, price, technology, customer relationships, range of service offerings and domestic and international office networks. For additional information regarding competition, see Item 1A. Risk Factors.

Backlog

        We define backlog as signed contracts and task orders less previously recognized revenue on such contracts and task orders. In addition, we include amounts under notices to proceed that have been received from clients and are expected to be recognized as revenues when future services are performed. Our operations and maintenance contracts are included for the non-cancellable term of the contract. Unexercised options under any contract are not included in our backlog. Our backlog also reflects the future activities related to consolidated joint ventures. Many of our contracts require us to provide services that span over a number of fiscal years. U.S. government agencies operate under annual fiscal appropriations by Congress and fund various federal contracts only on an incremental basis. The same is true of many state, local and foreign contracts. Our policy is to include in backlog the full contract award, whether funded or unfunded, for amounts that expected to result in revenue in future periods based upon our experience with our clients or type of work. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination, or suspension at the discretion of the client.

        The following table provides backlog revenues by operating segment for the years ended December 31:

($ in millions)	2011	2010
Government, Environment and Nuclear	$2,140.3	$3,343.5
Facilities and Infrastructure	2,458.7	1,419.2
Energy and Water	2,675.8	1,595.8

	$7,274.8	$6,358.5

        The increase in backlog from 2010 to 2011 is primarily due to the acquisition of Halcrow.

Available Information

        In addition, for information regarding our company, including free copies of filings with the Securities and Exchange Commission ("SEC"), please visit our web site at www.ch2m.com. The SEC filings, which include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are located in the About Us/Employee Ownership section of our web site and are made available as soon as practicable after they are filed with the SEC.

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

Changes and fluctuations in U.S. government's spending priorities could adversely affect our revenue expectations.

        Because a substantial part of our overall business is generated either directly or indirectly as a result of U.S. federal, state and local government regulatory and infrastructure priorities, shifts in these priorities due to changes in policy imperatives or economic conditions are often unpredictable and may affect our revenues.

        Our contracts with the U.S. federal government are subject to the uncertainties of Congressional funding. Since government contracts represent a significant percentage of our revenues (in fiscal 2011, our U.S. federal government contracts represented approximately 35% of our total revenue), government budget deficits or significant reduction in government funding (for example, as a result of the failure of the Joint Select Committee on Deficit Reduction to reach consensus on recommendations for U.S. government budget reduction) could lead to continued delays in contract awards and termination or suspension of our existing contracts, which could have an adverse impact on our business, financial condition and results of operations. In addition, any government shutdown could have an impact on our government projects including our ability to earn revenue on the projects already awarded, and could have an adverse impact on our financial condition.

        Political instability in key regions around the world coupled with the U.S. federal government's commitment to the war on terror put at risk U.S. federal discretionary spending, such as spending on infrastructure projects that are of particular importance to our business. At the state and local levels, the need to compensate for reductions in the federal matching funds, as well as financing of federal unfunded mandates, creates pressures to cut back on infrastructure project expenditures. While we have won and are continuing to seek federal contracts related to changing U.S. federal government priorities, such as unforeseen disaster response, rebuilding efforts in countries impacted by war on terror, and other projects that reflect current U.S. government focus, there can be no assurances that changing U.S. government priorities and spending would not adversely affect our business.

        In addition, the U.S. federal government has announced its intention to scale back outsourcing of services in favor of "insourcing" jobs to its employees. This practice and its adoption by other government entities could reduce the size and scope of contracts awarded to us.

Government contracts present risks of termination for convenience, adjustment of payments received, restrictions on ability to compete for government work and funding constraints.

        In 2011, we derived approximately 35% of our total revenues from contracts with the U.S. federal government. The following risks are inherent in U.S. federal government contracts:

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

Many of our projects are funded by U.S. federal, state and local governments and if we violate applicable laws governing this work, we are subject to the risk of suspension or debarment from government contracting activities, which could have a material adverse affect on our business and results of operations.

        If we fail to comply with the terms of one or more of our government contracts or statutes and regulations that govern this type of work, or if we or our employees are indicted or convicted on criminal charges (including misdemeanors) relating to any of our government contracts, in addition to any civil or criminal penalties and costs we may incur, we could be suspended or debarred from government contracting activities for a period of time. Some U.S. federal and state statutes and regulations provide for automatic debarment in certain circumstances. The suspension or debarment in any particular case may be limited to the facility, contract or subsidiary involved in the violation or could be applied to our entire family of companies in certain severe circumstances. Even a narrow scope suspension or debarment could result in negative publicity that could adversely affect our ability to renew contracts and to secure new contracts, both with governments and private customers, which could materially and adversely affect our business and results of operations.

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

        Our backlog at December 31, 2011 was $7.3 billion. We cannot assure that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, our ability to earn revenues from our backlog depends on the availability of funding for various government and private clients. Most of our industrial clients have termination for convenience provisions in their contracts. Therefore, project terminations, suspensions or reductions in scope may occur from time-to-time with respect to contracts reflected in our backlog. Some backlog reductions would adversely affect the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.

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

Fluctuations in commodity prices may affect our customers' investment decisions and therefore subject us to risks of cancellation or delays in existing work, or changes in the timing and funding of new awards.

        Commodity prices can affect our customers and may have a significant impact on the costs and profitability of our projects. For projects that we perform on a guaranteed fixed price or "not to exceed" cost basis, unforeseen rising commodity prices can reduce our profit or cause us to incur a loss. Rising commodity prices can negatively impact the potential returns on investments for our customers and may lead to customers deferring new investments or canceling or delaying existing projects. Some of our customers are engaged in the production or processing of commodity products, particularly in the energy sector, and fluctuations in commodity prices can impact their business and their willingness to make new capital investments, which in turn may reduce demand for our services. Cancellations, delays and weakness in demand for our services in markets that are affected by commodity price fluctuations may affect our operating results in significant and unpredictable ways and could have a material adverse impact on our business, financial condition, and results of operations.

We could sustain losses on contracts that contain a fixed price or guaranteed maximum price provision if our costs exceed the maximum prices.

        In 2011, we derived approximately 31% of our revenues from fixed price and "guaranteed maximum price" contracts. Under fixed price contracts, we agree to deliver projects for a definite, predetermined price and under guaranteed maximum price contracts, we agree to deliver projects for a price that is capped regardless of our actual costs incurred over the life of the project. Under cost reimbursable contracts with maximum pricing provisions, we are compensated for the labor hours expended at agreed-upon hourly rates plus cost of materials plus any subcontractor costs used; however, there is a stated maximum compensation for the services to be provided under the contract. Many fixed price or guaranteed maximum price contracts involve large industrial facilities and public infrastructure projects and present the risk that our costs to complete a project may exceed the guaranteed maximum or fixed price agreed upon with the client. The fees negotiated for such projects may not cover our actual costs and desired profit margins. In addition, many of our customers on fixed or maximum price contracts do not accept escalation clauses regarding labor or material cost increases, including commodity price increases. If our actual costs for a maximum price project or fixed price project are higher than we expect, our profit margins on the project will be reduced or we could suffer a loss.

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

        A substantial portion of our business is generated either directly or indirectly as a result of laws and regulations related to environmental matters. In particular, our business involves significant risks including the assessment, analysis, remediation, handling, management and disposal of hazardous substances. As a result, we are subject to a variety of environmental laws and regulations governing, among other things, discharges of pollutants and hazardous substances into the air and water and the handling and disposal of hazardous waste including nuclear materials and related record keeping requirements. These laws and regulations and related investigations into our compliance, as it pertains to facility operations and remediation of hazardous substances, can cause project delays and, substantial management time commitment and may significantly add to our costs. Violations of these environmental laws and regulations could subject us to civil and criminal penalties and other liabilities, which can be very large. Although we have not been subject to any material civil or criminal penalties for violations of these laws to date, we have incurred costs and diverted resources to respond to reviews that have negatively impacted the profitability of some of our projects. While the costs of these reviews have not been material to our consolidated results of operations in the past, additional or expanded reviews or proceedings on environmental compliance, or any substantial fines or penalties, could affect our profitability and our stock price in the future, or could adversely affect our ability to compete for new business. Changes in environmental regulations could affect our business more significantly than other firms. Accordingly, a reduction in the number or scope of these laws and regulations, or changes in government policies regarding the funding, implementation or enforcement of such laws and regulations, could significantly reduce one of our most important markets and limit our opportunities for growth or reduce our revenues. In addition, any effort by government agencies to reduce the role of private contractors in regulatory programs, including environmental compliance projects, could have material adverse effects on our business.

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

        We rely on third party subcontractors as well as third party equipment manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for maximum price contracts, we could experience losses in the performance of these contracts. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. These risks are potentially more significant in the current economic downturn if financial difficulties in our supply chain cause our services or equipment suppliers not to be able to support the demands and schedules of our business. This may reduce the profit we expect to realize or result in a loss on a project for which the services, equipment or materials were needed.

Our defined benefit pension plans have significant deficits that may grow in the future; we may be required to contribute additional cash to meet any underfunded benefit obligations under these plans.

        As a result of our recent acquisition of Halcrow, the Company acquired defined benefit pension plans (also known as "defined benefit pension schemes") that have significant deficits. The Company's ongoing funding obligations for the defined benefit pension plans vary from time to time depending on actuarial assumptions outside of the Company's control, such as discount rates, inflation rates, plan investment returns, and life expectancy of the plan members. In order to maintain an adequate funding position over time, the Company continuously reviews these assumptions and mitigates these risks by working with the pension plan trustees and with actuarial and investment advisors. The Company maintains an ongoing dialog with its pension plan trustees to negotiate a reasonable schedule for cash contributions as required by local regulations. If we are unable to agree such schedule in the future, or if the actuarial assumptions change significantly, we could have material adverse effects on our financial position, results of operations and/or cash flows.

We face special risks associated with our international business.

        In 2011 and 2010, we derived approximately 25% and 21%, respectively, of our revenues from operations outside of the U.S. Conducting business abroad is subject to a variety of risks including:

  •
  Currency exchange rate fluctuations, restrictions on currency movement and impact of international tax laws could adversely affect our results of operations, if we are forced to maintain assets in currencies other than the U.S. dollar as our financial results are reported in U.S. dollars.

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

Special risks associated with doing business in highly corrupt environments and employee, agent or partner misconduct or failure to comply with anti-bribery and other governmental laws could, among other things, harm our reputation.

        The global nature of our business creates various domestic and local regulatory challenges. Our operations include projects in developing countries and countries torn by war and conflict. Many of these countries are rated poorly by Transparency International, the independent watchdog organization for government and institutional corruption around the world. Our operations outside of the U.S. are subject to the Foreign Corrupt Practices Act ("FCPA") and similar anti-bribery laws in other jurisdictions which generally prohibit companies and their intermediaries from paying or offering anything of value to foreign government officials for the purpose of obtaining or retaining business, or otherwise receiving discretionary favorable treatment of any kind. In addition, we may be held liable for actions taken by our local partners, subcontractors and agents even though such parties are not always subject to our control. Any determination that we have violated the FCPA or any similar anti-bribery laws in other jurisdictions (whether directly or through acts of others, intentionally or through inadvertence) could result in sanctions that could have a material adverse effect on our business and our reputation and on our ability to secure U.S. federal government and other contracts. While our staff is trained on FCPA and other anti-corruption laws and we have procedures and controls in place to monitor compliance, situations outside of our control may arise that could potentially put us in violation of the these regulations and thus negatively impact our business. In addition, we are also subject to various international trade and export laws. Any misconduct, fraud, non-compliance with applicable governmental laws and regulations, or other improper activities by our employees, agents or partners could have a significant impact on our business, financial results and reputation and could subject us to criminal and civil enforcement actions.

        Misconduct could also include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws and any other applicable laws or regulations. In addition, we regularly provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. Failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearances, and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenues and profits and subject us to criminal and civil enforcement actions.

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

        Because a significant portion of our revenue is earned from fixed price and guaranteed maximum price contracts as well as contracts that base significant financial incentives on our ability to keep costs down, we bear some or all of the risk of rising inflation with respect to those contracts. In addition, if we expand our business into markets and geographic areas where "fixed price" work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates and/or construction costs could have a material adverse impact on our business and financial results.

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

  •
  Determination of potential liabilities under pension and other postretirement benefit programs;

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

  •
  Variable interest entities; and

  •
  Asset valuations.

We rely on information systems to conduct our business, and failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.

        Because of recent advancements in technology and well-known efforts on the part of computer hackers and cyber terrorists to breach data security of companies, we face risks associated with potential failure to adequately protect critical corporate, client, and employee data which, if released, could adversely impact our client relationships, our reputation, and even violate privacy laws. As part of our business, we develop, receive and retain confidential data about our company and our clients including the U.S. federal and other governments' classified or sensitive information.

        In addition, as a global company, we rely heavily on computer, information and communications technology and related systems in order to properly operate. From time to time, we may be subject to systems failures, including network, software or hardware failures, whether caused by us, third party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Such failures could cause loss of data and interruptions or delays in our or our customers' businesses and could damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Losses that may occur as a result of any system or operational failure or disruption may cause our actual results to differ materially from those anticipated.

        We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not adequately prevent security breaches. Any significant interruption or failure of our information systems or any significant breach of security could damage our reputation and adversely affect our business and results of operations.

Risks Related to Our Internal Market

Absence of a public market may prevent you from selling your stock and cause you to lose all or part of your investment.

        There is no public market for our common stock. While we intend the internal market to provide liquidity to stockholders, there can be no assurance that there will be enough orders to purchase shares to permit stockholders to sell their shares on the internal market, or that our internal trading market will be sustained in the future. The price in effect on any trade date may not be attractive enough to buyers and sellers to result in a balanced market because the price is determined by our Board of Directors based on their judgment of fair value, and not by actual market trading activity. Moreover, although we may participate in the internal market as a buyer of common stock if there are more sell orders than buy orders in the market, we have no obligation to engage in internal market transactions and will not guarantee market liquidity. Consequently, insufficient buyer demand could cause sell orders to be prorated, or could prevent the internal market from opening on any particular trade date. Insufficient buyer demand could cause stockholders to suffer a total loss of investment or substantial delay in their ability to sell their common stock. No assurance can be given that stockholders desiring to sell all or a portion of their shares of common stock will be able to do so.

Transfer restrictions on our common stock could prevent you from selling your common stock and cause you to lose all or part of your investment.

        Since all of the shares of our common stock are subject to transfer restrictions, you will generally only be able to sell your common stock through our internal market on the scheduled trade dates each year. Unlike shares that are actively traded in public markets, you will not be able to sell your shares on demand. Our common stock price could decline between the time you want to sell and the time you become able to sell. For a detailed discussion of the transfer restrictions on our common stock, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

        Only our active and retired employees, directors, eligible consultants, and employee benefit plans may own our common stock and participate in our internal market. We also have significant restrictions on the transfer of our common stock other than through sales on our internal market. These limitations make it extremely difficult for a potential acquirer who does not have the prior consent of our Board of Directors to attain control of our company, regardless of the price per share an acquirer might be willing to pay and whether or not our stockholders would be willing to sell at that price. In addition, restrictions in our restated articles of incorporation and bylaws may make it more difficult for our stockholders to elect directors not endorsed by management.

Future returns on our common stock may be significantly lower than historical returns.

        We cannot assure you that our common stock will provide returns in the future comparable to those achieved historically or that the price will not decline.

Item 1B.    Unresolved Staff Comments

  None

Item 2.    Properties

        Our operations are conducted primarily in leased properties in approximately 50 countries throughout the world. Our corporate headquarters are located in Englewood, Colorado, where we lease approximately 155,000 square feet of space. The lease on our corporate headquarters building expires in 2017, with an option to extend the term twice for either a ten or five year term. We believe that our existing facilities are adequate for the present needs of our business and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations.

Item 3.    Legal Proceedings

        We are party to various contractual guarantees and legal actions arising in the normal course of business. Because a large portion of our business comes from the U.S. federal government and various federal agencies, state and municipal sources, our procurement and certain other practices at times are subject to review and investigation by U.S. and state attorneys offices as well as similar enforcement agencies outside of the United States. Such government investigations, whether relating to our government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future government contracting. These investigations often take years to complete and many result in no adverse action or alternatively could result in settlement. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcomes of pending proceedings and legal actions are often difficult to predict, management believes that proceedings and legal actions currently pending would not result in a material adverse effect on our results of operations or financial condition even if the final outcome is adverse to our company.

        Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions, deductibles, and self-insurance) are generally adequate to cover our potential liabilities, if any, with respect to such claims. We accrue for all claims that may result in payment when they are reasonably estimable.

        In 2010, we were notified that the U.S. Attorney's Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011, two former CH2M HILL Hanford employees pleaded guilty in United States District Court on a felony charge related to time card falsification. As part of its investigation, the U.S. Attorney's Office raised the possibility of civil and/or criminal charges for possible violations arising from our overtime practices on this project. We are fully cooperating with the investigation and will continue to work to resolve this matter. CH2M HILL and the Department of Justice are in discussions about a possible global settlement of any potential civil and criminal charges and resolution of any potential False Claims Act allegations. We do not believe that the terms of a potential settlement even if it will be in excess of the amount accrued would have a material impact on our results of operations or financial condition.

Item 4.    Mine Safety Disclosures.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        We are employee-controlled. As a result, our stock is only available to certain active and retired employees, directors, eligible consultants and benefit plans. There is no market for our stock with the general public. In order to provide liquidity for our stockholders, an internal market ("Internal Market") is maintained through an independent broker, currently Neidiger, Tucker and Bruner, Inc. (NTB).

        The Internal Market enables eligible participants to offer to sell or purchase shares of our common stock on predetermined days (each, a "Trade Date"). The Trade Dates are determined by our Board. Generally, there are four Trade Dates each year. Currently our Board of Directors meetings are scheduled quarterly. All sales of our common stock are made at the price determined by our Board of Directors pursuant to the valuation methodology described below.

        All sales of common stock on the Internal Market are restricted to the following authorized buyers:

  •
  Our employees, directors and eligible consultants

  •
  Trustees of the benefit plans

  •
  Administrator of the Payroll Deduction Stock Purchase Plan ("PDSPP")

        We may impose limitations on the number of shares that an individual may purchase when there are more buy orders than sell orders for a particular Trade Date. After our Board of Directors determines the stock price for use on the next Trade Date, all stockholders, employees, directors and eligible consultants will be advised as to the new stock price and the next Trade Date.

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

        We may purchase shares if the Internal Market is under-subscribed. We may, but are not obligated to, purchase shares of common stock on the Internal Market on any Trade Date at the price in effect on that Trade Date, but only to the extent that the number of shares offered for sale by stockholders exceeds the number of shares sought to be purchased by authorized buyers. The decision as to whether or not we will purchase shares in the Internal Market, if the Internal Market is under-subscribed, is solely within our discretion and we will not notify investors as to whether or not we will participate prior to the Trade Date. Investors should understand that there can be no assurance that they will be able to sell their CH2M HILL stock without substantial delay or that their stock will be able to be sold at all on the Internal Market. We will consider a variety of factors including our cash position, financial performance and number of shares outstanding in making the determination as to whether to participate in an under-subscribed market. The terms of our existing unsecured revolving line of credit do not play a role in the decision as to whether to buy shares in the Internal Market. To date, no other factors have been considered by us in our decisions as to whether or not to participate in an under-subscribed market.

        If the aggregate number of shares offered for sale on the Internal Market on any Trade Date is greater than the number of shares sought to be purchased, stockholder offers to sell will be accepted as follows:

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

  •
  Trustees of the 401(k) Plan

  •
  Internal Market participants on a pro-rata basis (including purchases through pre-tax and after-tax deferred compensation plans)

        Effective February 11, 2011, all sellers on the Internal Market, other than us and the trustees of the 401(k) Plan, pay NTB a commission equal to three tenths of one percent (.3%) of the proceeds from such sales. The previous commission level was two percent (2%) of proceeds from such sales. Employees who sell their common stock upon retirement from our company will have the option to sell the common stock they own on the Internal Market and pay a commission on the sale or to sell to us without paying a commission. In the latter case, the employee will sell their common stock to us at the price in effect on the date of their termination in exchange for a four-year note at a market interest rate determined biannually. No commission is paid by buyers on the Internal Market.

Price of our Common Stock

        Our Board of Directors will determine the price, which is intended to be the fair value, of the shares of our common stock to be used for buys and sells on each Trade Date pursuant to the valuation methodology described below. The price per share of our common stock generally is set as follows:

Share Price = [(7.8 × M × P) + (SE)] / CS

        In order to determine the fair value of the common stock in the absence of a public trading market, our Board of Directors felt it appropriate to develop a valuation methodology to use as a tool to determine a price that would be a valid approximation of the fair value. In determining the fair value stock price, our Board of Directors believes that the use of a going concern component (i.e., net income, which we call profit after tax, as adjusted by the market factor) and a book value component (i.e., total stockholders' equity) is important. Our Board of Directors believes that the process we have developed reflects modern equity valuation techniques and is based on those factors that are generally used in the valuation of equity securities.

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

        As part of the total mix of information that our Board of Directors considers in determining the "M" factor, our Board of Directors also may take into account company appraisal information prepared by The Environmental Financial Consulting Group, Inc. ("EFCG"), an independent appraiser engaged by the trustees of our benefit plans. In setting the stock price, our Board of Directors compares the total of the going concern and book value components used in the valuation methodology to the enterprise value of the Company in the appraisal provided by EFCG. If, after such comparison, our Board of Directors concludes that its initial determination of the "M" factor should be re-examined, our Board of Directors may review, and if appropriate, adjust the "M" factor. Since the inception of the program on January 1, 2000, the total of the going concern and book value components used by our Board of Directors in setting the price for our stock has always been within the enterprise appraisal range provided quarterly by EFCG.

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

        Total Stockholders' Equity ("SE").    "SE" is total Stockholders' Equity, which includes intangible items, as set forth on our most recent available quarterly or annual financial statements. Our Board of Directors, at its discretion, may exclude from the Stockholders' Equity parameter nonrecurring or unusual transactions that the market would not generally take into account in valuing an equity security. The exclusions from Stockholders' Equity will generally be those transactions that are non-cash and are reported as "accumulated other comprehensive income (loss)" on the face of our consolidated balance sheet. For example, our Board of Directors excluded, and will continue to exclude, a non-cash adjustment to Stockholders' Equity related to the accounting for our defined benefit pension and other postretirement plans. Because this adjustment is unusual and will fluctuate from period to period, our Board of Directors excluded it from the "SE" parameter for stock valuation purposes. Similarly, other items that are reported as components of "accumulated other comprehensive income (loss)" and non-controlling interests are excluded from "SE" and include items such as unrealized gains/losses on securities and foreign currency translation adjustments.

        Common Stock Outstanding ("CS").    "CS" is the weighted-average number of shares of our common stock outstanding during the four fiscal quarters immediately preceding the Trade Date, calculated on a fully-diluted basis. By "fully-diluted" we mean that the calculations are made as if all outstanding options to purchase our common stock had been exercised and other "dilutive" securities were converted into shares of our common stock. In addition, an estimate of the weighted-average number of shares that we reasonably anticipate will be issued under our stock-based compensation programs and employee benefit plans is included in this calculation. For example, we include in CS as calculated an estimate of the weighted-average number of shares that we reasonably anticipate will be issued during the next four quarters under our stock-based compensation programs and employee benefit plans in this calculation. We include an estimate of the weighted-average number of shares that we reasonably anticipate will be issued during the next four quarters because we have more than a 30-year history in making annual grants of stock-based compensation. Therefore, we believe that we have sufficient information to reasonably estimate the number of such "to be issued" shares. This approach avoids an artificial variance in share value during the first calendar quarter of each year when the bulk of shares of our common stock are issued by us pursuant to our stock-based compensation programs. Similarly, if we make a substantial issuance of shares during the four fiscal quarters immediately preceding the Trade Date, using the weighted average of those shares may create an inappropriate variance in share value during the four fiscal quarters following the issuance. For example, if we use shares as all or part of the consideration for the acquisition of a business, the time-weighted average number of shares issued in the acquisition transaction would not match the impact of the transaction reflected in total Stockholders' Equity (or SE) as described above. Therefore, in the discretion of the Board of Directors, a substantial issuance of shares during the four-quarter period used to calculate CS for each Trade Date may be treated as having been issued at the beginning of such four-quarter period. As a result, our Board of Directors may determine, in its discretion, to adjust the weighted-average number of shares to reflect in an appropriate manner the impact of past or anticipated future issuances.

        Modification of the Calculation of Common Stock Outstanding ("CS").    On February 9, 2012, our Board of Directors determined that it would be in the best interest of the company and our stockholders to modify the calculation of CS to treat substantial issuances of shares at any time during the four fiscal quarters immediately preceding the Trade Date as having been issued at the beginning of such four-quarter period. As such, we determined that the issuance of 342,379 shares as partial consideration for our acquisition of Halcrow Holdings Limited in November 2011 would result in approximately a 1% artificial increase in the stock price for the first quarterly Trade Date after the fiscal quarter in which the transaction was completed because the shares issued in that transaction were issued only 51 days prior to year end. As a result, under the valuation methodology, such shares would be included in the weighted-average number of shares used to calculate CS on the basis of 51/365 while the full amount of the increase to stockholders' equity resulting from the Halcrow transaction would be included in the SE factor as of December 31, 2011. We determined the artificial increase in the stock price resulting from the Halcrow acquisition would not be material, but could potentially be material in connection with future transactions. Such artificial variance in the calculation of the CS factor can be eliminated, under appropriate circumstances and solely for the purpose of determining the price of our common stock, by treating the transaction involving such substantial issuance of shares as having been completed at the beginning of the four-fiscal quarter period immediately preceding the Trade Date for which the fair value for our stock is being calculated.

        The following table shows a comparison of the "CS" value actually used by our Board of Directors to calculate stock prices on the dates indicated versus the year-to-date weighted-average number of shares of common stock as reflected in the diluted earnings per share calculation in our financial statements for the past three years.

Effective Date	CS	YTD Weighted- Average Number of Shares as reflected in Diluted EPS calculation
	(in thousands)	(in thousands)
May 7, 2009	35,314	32,396
August 7, 2009	34,931	32,533
November 6, 2009	34,608	32,577
February 12, 2010	34,424	32,599
May 6, 2010	34,353	32,305
August 13, 2010	34,178	32,356
November 12, 2010	33,903	32,270
February 11, 2011	33,450	32,163
May 5, 2011	33,189	31,362
August 10, 2011	32,885	31,327
November 10, 2011	32,670	31,363
February 9, 2012	32,962	31,428

        Constant 7.8.    In the course of developing this valuation methodology, it became apparent to our Board of Directors that a multiple would be required in order for the stock price derived by this methodology to approximate our historical, pre-Internal Market stock price. Another objective of our

Board of Directors when developing the valuation methodology was to establish the fair value of our common stock using a market factor of 1.0. We believe that it was important to begin the Internal Market program with an "M" factor equal to 1.0 in order to make it easier for stockholders to understand future changes, if any, to the market factor.

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

        We will also distribute the most current prospectus for our common stock and our audited annual financial statements to all stockholders, as well as other employees and eligible consultants, and to participants in the Internal Market through the employee benefit plans. Such information will be distributed at the same time as our annual reports and proxy information. Solicitations are distributed for voting instructions from stockholders and participants in the employee benefit plans each year.

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

Effective Date	M	P	SE	CS	Price Per Share	Percentage Price Increase (Decrease)
		(in thousands)	(in thousands)	(in thousands)
May 7, 2009	1.2	74,295	453,760	35,314	32.54	4.6%
August 7, 2009	1.2	82,561	474,858	34,931	35.72	9.8%
November 6, 2009	1.2	93,047	544,759	34,608	40.91	14.5%
February 12, 2010	1.2	90,816	544,913	34,424	40.52	(1.0)%
May 6, 2010	1.2	93,067	541,940	34,353	41.13	1.5%
August 13, 2010	1.2	105,385	568,233	34,178	45.49	10.6%
November 12, 2010	1.2	106,297	581,344	33,903	46.49	2.2%
February 11, 2011	1.2	106,848	563,649	33,450	46.75	0.6%
May 5, 2011	1.2	115,190	595,629	33,189	50.43	7.9%
August 10, 2011	1.2	122,525	640,303	32,885	54.35	7.8%
November 10, 2011	1.2	121,959	678,358	32,670	55.71	2.5%
February 9, 2012	1.2	124,121	717,414	32,962	57.01	2.3%

Changes to Commission Charged to Sellers on the Internal Market

        Effective February 11, 2011, NTB agreed that all sellers on the internal market, other than CH2M HILL and the trustees of CH2M HILL's benefit plans will pay NTB a commission equal to three tenths of one percent (.3%) of proceeds from such sales. It was a reduction from the previous commission level of two percent (2%). No commission is paid by buyers on the internal market.

 Holders of Our Common Stock

        As of February 17, 2012, there were 8,535 holders of record of our common stock. As of such date, all of our common stock of record was owned by our current and retired employees, directors, eligible consultants, and by our various employee benefit plans. Common stock is held in a trust for each of our employee benefit plans and each trust is considered one holder of record of our common stock.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock and no cash dividends are contemplated on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

        The following table covers the purchases of our securities by CH2M HILL during the quarter ended December 31, 2011:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October(a)	803	$49.38	—	—
November	—	—	—	—
December(a)(b)	279,923	$55.71	—	—

Total	280,726	$55.69	—	—

(a)
Shares purchased by CH2M HILL from terminated employees.

(b)
Shares purchased by CH2M HILL in the Internal Market.

Item 6.    Selected Financial Data

        The selected financial data presented below under the captions "Selected Statement of Operations Data" and "Selected Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2011, are derived from the consolidated financial statements of CH2M HILL Companies, Ltd. and subsidiaries, which consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2011 and 2010, and for each of the years in the three-year period ended December 31, 2011, and the report thereon, are included in Item 15. of this Annual Report on Form 10-K. The following information should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto.

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

	Years Ended December 31,
($ in millions, except per share data)	2011		2010	2009		2008		2007
Selected Statement of Operations Data:
Revenue	$5,555.2		$5,422.8	$5,499.3		$5,589.9	(a)	$4,376.2
Operating income	185.2		174.8	174.5	(b)	89.2		77.2
Net income attributable to CH2M HILL	113.3		93.7	103.7		32.1		66.0
Net income per common share
Basic	$3.68		$2.98	$3.25		$0.96		$2.01
Diluted	$3.60		$2.91	$3.18		$0.93		$1.97
Selected Balance Sheet Data:
Total assets	$2,694.9	(d)	$1,967.1	$1,948.0		$1,971.8		$1,909.9
Long-term debt, including current maturities	92.8		37.6	52.3	(c)	175.9		197.8
Total stockholders' equity	666.3		554.2	524.8		386.7		464.5

(a)
The majority of the increase in revenues for the year ended December 31, 2008 relates to a full year of revenue recognized from the operations acquired of VECO Corporation ("VECO") and Trigon EPC, LLC ("Trigon").

(b)
The increase in 2009 was primarily attributable to the gain of $58.2 million on the sale of certain assets of our Enterprise Management Solutions ("EMS") business.

(c)
During 2009, the net repayments of debt were approximately $123.6 million. Repayments were paid out of proceeds from the EMS sale and operating cash flows.

(d)
The majority of the increase in total assets relates to the acquisition of Halcrow Holdings Limited in November 2011.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Summary

        We are a large employee-controlled professional engineering services firm providing consulting, engineering, design, design-build, procurement, construction, operations and maintenance, EPC, program management and technical services to U.S. federal, state, municipal and local government agencies, national governments, as well as private industry and utilities, around the world. Founded in 1946, we have approximately 30,000 employees worldwide.

        We provide services to a diverse customer base including the U.S. federal and foreign governments and governmental authorities, various U.S. federal government agencies, provincial, state and local municipal governments, major oil and gas companies, refiners and pipeline operators, utilities, metal and mining, automotive, food and beverage and consumer products manufacturers, microelectronics, pharmaceuticals and biotechnology companies. We believe we provide our clients with innovative project delivery using cost-effective approaches and advanced technologies.

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

        On July 29, 2011, we acquired Booz Allen Hamilton's State and Local Government Transportation and Consulting business ("BAH"). BAH has approximately 150 employees and provides management consulting, system engineering, vehicle engineering, asset management, train control and communications systems, systems safety and revenue system consulting to transit and rail agencies throughout North America. The cost of the acquisition was $28.5 million adjusted for working capital requirements. The results of operations for BAH have been included in the consolidated financial statements since the acquisition and are reported in the F&I operating segment.

        On November 10, 2011, we purchased all the share capital of Halcrow Holdings Limited ("Halcrow") for approximately £124.0 million ($197.3 million). Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure and buildings. Halcrow's 6,000 employees provide services to its clients in the United Kingdom, Middle East, Canada, the United States, China, India, Australia, South America, and Europe. Halcrow's clients include public and private sector clients around the world, including contractors, developers, operators, regulators, financial institutions, international funding agencies, local, regional and national governments, project consortia and asset owners. The results of Halcrow's operations have been reported in the consolidated financial statements since the date of acquisition and are reported in the F&I operating segment.

        We performed an initial purchase price allocation for these acquisitions based on our current assessment and estimates of fair values; however, we are currently in the process of evaluating the fair values of certain assets acquired and liabilities assumed. We are completing the estimations of fair values of assets and liabilities assumed including valuations of intangible assets, work in progress and billings in excess of revenue, assessments of tax assets and liabilities, valuations of pension-related assets and liabilities, determinations of fair value of financial guarantees and other items that may affect the allocation of the purchase price. As such, the purchase price allocations are subject to change as the procedures are completed.

Sale of Operating Assets

        During the third quarter of 2009, we completed the sale of certain assets of our Enterprise Management Solutions ("EMS") business. We recorded a pre-tax gain of $58.2 million. The operating results of our EMS business are reflected in the GEN operating segment until the date of sale.

Summary of Operations

        In order to improve our competitiveness, client service, and financial strength, effective January 1, 2011, we reorganized our reporting structure under which our chief operating decision maker makes strategic and operating decisions with regard to assessing performance and allocating resources. As a result, our results of operations are reported within three operating segments—Government, Environment and Nuclear; Facilities and Infrastructure; and Energy and Water, which are aligned with the types of clients we serve.

Results of Operations for the Year Ended December 31, 2011 Compared to 2010

	2011			2010			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Government, Environment and Nuclear	$2,191.2	$35.8	$79.0	$2,218.4	$35.1	$94.8	$(27.2)	(1.2)%	$0.7	$(15.8)	(16.7)%
Facilities and Infrastructure	1,372.1	20.9	65.5	1,224.6	22.9	34.2	147.5	12.0%	(2.0)	31.3	91.5%
Energy and Water	1,991.9	7.8	62.1	1,979.8	10.5	58.8	12.1	0.6%	(2.7)	3.3	5.6%
Corporate	—	—	(21.4)	—	—	(13.0)	—		—	(8.4)	(64.6)%

Total	$5,555.2	$64.5	$185.2	$5,422.8	$68.5	$174.8	$132.4		$(4.0)	$10.4

Government, Environment and Nuclear

        Revenue decreased for the year ended December 31, 2011, compared to the same period in the prior year by $27.2 million or 1.2%. The decrease in revenue is primarily attributable to decreased volumes in our Nuclear and GF&I businesses as a result of the American Recovery and Reinvestment Act ("ARRA") projects which concluded in the current year and had provided full year revenues in 2010. Additional nuclear projects were started in 2011 which partially offset the decrease in ARRA revenue. Additionally, revenue decreased in our GF&I business due to the lack of new awards in the first half of 2011 during the Congressional Budget impasse. These decreases were partially offset by improved results in the environmental services market due to the start of the Twelve Mile Creek construction project and other work performed for the U.S. Environmental Protection Agency.

        Operating income decreased for the year ended December 31, 2011 compared to the same period in the prior year by $15.8 million or 16.7%. The decrease in operating income is primarily due to the decrease in revenues in our Nuclear and GF&I businesses discussed above. In addition, our GF&I business experienced increased costs on U.S. government military base facility projects in both the U.S. and Middle East. Furthermore, the GF&I market provided fewer services in support of disaster response work to FEMA during 2011 compared to 2010. These decreases were partially offset by schedule incentive fees on the River Corridor project in our Nuclear business.

Facilities and Infrastructure

        Revenue increased for the year ended December 31, 2011, compared to last year by $147.5 million or 12.0%. The increase in revenue is primarily attributable to the acquisition of Halcrow which contributed $114.3 million in revenue since the acquisition date in 2011. In addition, our I&AT business experienced higher volumes of work due to increased capital spending in that sector. Revenue also increased in our O&M business due to new water projects in Spokane, Washington and Pima, Arizona. Revenues from our transportation business remained relatively consistent year over year.

        Operating income increased for the year ended December 31, 2011, compared to the prior year, by $31.3 million or 91.5%. The increase is primarily attributable to a shift in the mix of our business within our I&AT market from construction to design projects. An increase in design projects, which contribute higher margins than construction projects, is consistent with the trend in capital spending in this market. Additionally, our O&M business recognized improved margins on design-build-operate projects as they transitioned to the operational phases of the projects. We also recorded increased earnings in 2011 compared to 2010 from our program management activities on the London 2012 Olympics as we earned fees for the successful completion of certain Olympic venues. These increases were partially offset by a decrease in earnings from our transportation business due to claims arising on two port projects as well as a decrease in fees earned on a major bridge project completed in 2010. Additionally, Halcrow experienced an operating loss for the period from acquisition through December 31, 2011 of $3.6 million.

Energy and Water

        Revenue increased for the year ended December 31, 2011, compared to last year by $12.1 million or 0.6%. The increase is attributable to improvement in our North American operations and maintenance equipment rental program within our energy business. In addition, our energy business experienced growth in their engineering services. These increases in revenue were slightly offset due to the completion of design-build projects in North America and Australia for both our Power and Water businesses during the second half of 2011.

        Operating income increased for the year ended December 31, 2011 compared to 2010 by $3.3 million, or 5.6%. The increase in operating income in 2011 was primarily due to cost and risk reductions on a large design-build project in the United States as well as increased volumes on higher margin work in various projects in North America. This increase was partially offset by earnings in our energy business being negatively impacted by a loss on a large construction project in North America as well as decreasing margins on their operations and maintenance and engineering work. Although our Power group experienced lower revenues in 2011, it was able to primarily maintain its operating income due to incentive fees earned on the successful completion of construction milestones from their design build projects as well as successfully managing their controllable indirect costs.

Results of Operations for the Year Ended December 31, 2010 Compared to 2009

	2010			2009			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Government, Environment and Nuclear	$2,218.4	$35.1	$94.8	$1,931.1	$30.6	$94.0	$287.3	14.9%	$4.5	$0.8	0.9%
Facilities and Infrastructure	1,224.6	22.9	34.2	1,243.5	21.4	28.6	(18.9)	(1.5)%	1.5	5.6	19.6%
Energy and Water	1,979.8	10.5	58.8	2,324.7	13.5	65.2	(344.9)	(14.8)%	(3.0)	(6.4)	(9.8)%
Corporate	—	—	(13.0)	—	—	(13.3)	—		—	0.3	2.3%

Total	$5,422.8	$68.5	$174.8	$5,499.3	$65.5	$174.5	$(76.5)		$3.0	$0.3

Government, Environment and Nuclear

        Revenue increased for the year ended December 31, 2010, compared to 2009 by $287.3 million or 14.9%. The increase in revenue was primarily due to project work in Texas supporting the Hurricane Ike recovery efforts. Also contributing to the increase in revenues is the award of a domestic nuclear contract and the award of a program management project in the United Arab Emirates, partially offset by delays in finalizing newly awarded governmental contracts in our continental U.S. design build markets. Additionally, the revenue increase was partially offset by decreased revenues in the EMS business due to the sale of the business during the third quarter of 2009.

        Operating income increased slightly during the year ended December 31, 2010, compared to 2009, by $0.8 million or 0.9%. The increase is primarily due to the fluctuations in revenues described above and reductions in our overhead spending and general and administrative costs associated with managing our projects within the segment. These increases were offset slightly due to the completion of two major nuclear projects in the second half of 2010 which generated operating income during the full year in 2009.

Facilities and Infrastructure

        Revenue decreased for the year ended December 31, 2010, compared to 2009 by $18.9 million or 1.5%. The decrease is largely attributable to significant decreases in both full service and traditional service revenue in the I&AT market. Additionally, the O&M business experienced delays and scope reductions on several projects as a result of budget constraints at municipal clients. The decrease is partially offset by growth in our North American consulting and international markets. North American consulting growth is due in part to design and program management services for municipal clients in the northeast and southwest United States, while international growth was driven primarily by large program management projects located in the United Kingdom and the United Arab Emirates.

        Operating income increased for the year ended December 31, 2010 compared to 2009 by $5.6 million or 19.6%. Operating margins were positively impacted by the successful negotiation of a change order during 2010 on a transportation construction project. The increase in operating income is partially offset by schedule and cost impacts on two projects in the Middle East within our transportation and water businesses.

Energy and Water

        Revenue decreased for the year ended December 31, 2010, compared to 2009 by $344.9 million or 14.8%. The decrease in revenue is primarily attributable to a decrease in full service revenue due to a slowdown in economic activity and depressed oil and gas prices resulting in decreased capital spending in the energy market. Also contributing to the decrease were delays and contract value reductions in certain businesses and the cancellation of a project in Canada. The decrease is partially offset by increased volume in Alaska and the related work on the North Slope within our energy and chemicals business as well as two EPC power projects awarded during 2007 that are now in the peak of their construction cycles. These decreases in our energy markets were partially offset by strength in our water design build business in North America, Australia and Europe during 2010.

        Operating income decreased for the year ended December 31, 2010 compared to 2009 by $6.4 million, or 9.8%. The decrease in operating income is primarily attributable to the delays, contract value reduction and the project cancellation as discussed above which was partially offset by income derived from the two EPC projects discussed above. Additionally, margins in our design build water business offset lower margins in our energy markets.

Corporate

        Corporate includes expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, and general business development efforts. Corporate expenses for the year ended December 31, 2011 were $21.4 million compared to $13.0 million at December 31, 2010, and $13.3 million in 2009. The increase in 2011 costs is primarily due to Halcrow and BAH acquisition due diligence and integration costs of approximately $8.1 million. In 2010, corporate costs were partially offset by a $6.9 million gain on the sale of investment securities of Scott Wilson Group plc realized during 2010.

Income Taxes

        The income tax provisions for the years ended December 31, 2011, 2010 and 2009 are as follows:

($ in millions)	Income Tax Provision	Effective Tax Rate
2011	$55.9	33.1%
2010	$53.8	36.5%
2009	$46.4	30.9%

        The effective tax rate for the year ended December 31, 2011 was 33.1% compared to 36.5% for the same period in the prior year. The effective tax rate in 2011 was lower in comparison to the effective rate in 2010 primarily due to significant improvement in foreign operating results as well as benefits from foreign tax planning strategies. Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

        The effective tax rate for the year ended December 31, 2010 was 36.5% compared to 30.9% for 2009. The 2010 rate was negatively impacted by a decrease in the Section 199 domestic production deduction, a significant decrease in research and experimentation credit impacts, and a decrease in officer's life insurance benefits when compared to 2009. These negative impacts were partially offset by a decrease in valuation allowances when compared to 2009, due to improved operating results of foreign operations.

        We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our tax provision by recording a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2011 and 2010, we reported a valuation allowance of $97.7 million and $27.7 million, respectively, related primarily to the reserve of certain foreign net loss carryforwards. The increase in valuation allowance in 2011 is primarily a result of deferred tax assets purchased in connection with the Halcrow acquisition which, at the date of acquisition, we did not believe were more likely than not to be realized and thus recorded a valuation allowance against these assets. These assets primarily related to net operating losses in foreign jurisdictions.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are to fund our working capital, capital expenditures and purchases of common stock presented on our internal market.

        The following table reflects our available capacity as of December 31, 2011 (in millions):

Cash on hand		$208.3
Available for sale securities		2.4
Line of credit capacity	$600.0
Outstanding borrowings	(65.0)
Issued letters of credit	(90.6)

Net credit capacity available		444.4

Total available capacity		$655.1

        Based on our total cash and credit capacity available at December 31, 2011 of $655.1 million, we believe we have sufficient resources to fund our operations, any future acquisition and capital expenditure requirements, as well as purchases of common stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.

        Billings and collections on accounts receivable can impact our operating cash flows. We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on this assessment at December 31, 2011, we have deemed the allowance for uncollectible accounts to be adequate; however, future economic conditions may adversely impact some of our clients' ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our timing of cash receipts necessary to meet our operating needs.

        Cash used in investing activities was $217.0 million in the twelve months ended December 31, 2011 compared to $1.7 million provided by investing activities for the same period in 2010. The majority of investing expenditures during 2011 related to the $187.7 million spent on the acquisitions of Halcrow and BAH, net of $23.5 million of cash acquired. Additional uses of cash related to payments made for the purchase of property, plant, and equipment and investments in our joint ventures. We spent $30.2 million and $26.9 million on capital expenditures in 2011 and 2010, respectively. These cash outflows were partially offset by proceeds from the sale of fixed assets of $6.4 million and a reduction of net investment in our unconsolidated affiliates of $8.0 million compared to the prior year. In January 2010, our reported cash increased by $32.7 million as a result of the consolidation of joint ventures that were previously unconsolidated. Additionally, during 2010, we purchased $37.1 million of marketable securities of Scott Wilson Group plc, a design and engineering firm headquartered in the United Kingdom. We subsequently sold the securities for $43.6 million, resulting in a cash gain of $6.5 million.

        In connection with the acquisition of VECO, the purchase agreement established a holdback contingency of $70.0 million for tax indemnifications and the potential future payment of certain contingencies that may arise after the date of acquisition. Since the date of acquisition, we have made distributions to the sellers of VECO and paid expenses on their behalf which were deemed distributions of the holdback contingency. Upon resolution of the remaining outstanding items, we will likely incur costs which will be paid out of the holdback funds with any remaining amount being remitted to the sellers of VECO. Additionally, under the terms of the BAH acquisition agreement, we held back $2.9 million of the purchase price, for the payment and discharge of any indemnification claims payable as a result of inaccuracies or breach of representations or warrants made by BAH as defined under the terms of the purchase agreement. The holdback contingency is payable to BAH, 50% on the one year anniversary of the closing and the remainder at the eighteen month anniversary. Interest accrues on the outstanding balance at the rate stated in the purchase agreement. At December 31, 2011 and 2010, the outstanding balance payable under the holdback contingencies was $41.3 million and $46.7 million, respectively.

        We finance our operations, acquisitions and capital expenditures using a variety of capital vehicles. On December 6, 2010, we entered into a Credit Agreement providing for an unsecured revolving Credit Facility (the "Credit Facility") in an amount of up to $600.0 million. Subject to certain conditions, at any time prior to the date that is thirty days before the maturity date of the Credit Agreement, we will be able to invite existing and new lenders to increase the size of the revolving credit facility by up to $100.0 million, for a maximum aggregate revolving credit facility of $700.0 million. The revolving credit facility has a subfacility for the issuance of standby letters of credit in a face amount up to $300.0 million and a subfacility of up to $300.0 million for multicurrency borrowings. Revolving loans under the Credit Facility bear interest, at our option, at a rate equal to either (i) the base rate plus a margin based on our consolidated leverage ratio or (ii) the LIBOR rate, based on interest periods of one, two, three or six months, plus a margin based on our consolidated leverage ratio. The base rate is equal to the greater of (i) the Federal Funds Rate, as published from time to time by the Federal Reserve Bank of New York, plus 0.5%, (ii) the lender's prime rate in effect from time to time, or (iii) the one-month LIBOR rate in effect from time to time, plus 1.0%. Our consolidated leverage ratio on any date is the ratio of our consolidated total funded debt to our consolidated earnings before interest, taxes, depreciation and amortization plus non-cash expense related to certain bonus payments, for the preceding four fiscal quarters.

        The Credit Agreement contains customary representations and warranties and conditions to borrowing. It also includes customary affirmative and negative covenants, including covenants that limit our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets, enter into transactions with affiliates, and make certain kinds of payments, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. We entered into an amendment to the Credit Agreement on September 27, 2011 which provides for modifications to certain covenants and other provisions of the Credit Agreement to take into account the acquisition of Halcrow. As of December 31, 2011, we were in compliance with the covenants required by the Credit Agreement. There can be no assurance that the capacity under this facility will be adequate to fund future operations or acquisitions we may pursue from time to time.

        Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash, we may either choose to finance new opportunities using leverage in the form of our Credit Facility, or other debt. In some instances we may use a combination of one or more of these financing mechanisms. As of December 31, 2011, our total outstanding debt obligations were approximately $92.8 million, including $65.0 million outstanding on the Credit Facility. The remaining obligations relate to the issuance of notes payable and mortgages related to property, plant and equipment. The increase in our debt obligations at December 31, 2011 was a result of utilizing our credit facility to fund a portion of the Halcrow acquisition.

        At December 31, 2011, issued and outstanding letters of credit of $90.6 million were reserved against the borrowing base of the Credit Facility, compared to $89.4 million at December 31, 2010. Additionally, Halcrow has approximately $69.5 million of overdraft and bank guarantee facilities with various banks. Approximately $47.4 million of bank guarantees were issued and outstanding on these facilities as of December 31, 2011, leaving us with remaining available capacity of approximately $22.1 million.

        For the twelve months ended December 31, 2011, repurchases of stock were $93.6 million compared to $137.2 million for the same period in the prior year. Additionally, the net payments on debt were approximately $25.7 million during 2011 compared to approximately $14.2 million during 2010. For additional information regarding repurchases of stock and our Internal Market, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Depreciation and Amortization

        Depreciation and amortization expense for the year ended December 31, 2011 of $48.2 million was $14.1 million less than the same period in 2010. The decrease was primarily due to a net decrease in depreciation expense of $15.0 million offset by a net increase in amortization expense of $0.9 million. The decrease in depreciation is due to many of the assets acquired in the VECO transaction that have been fully depreciated. We recognized $11.1 million and $10.2 million of amortization expense related to intangible assets during 2011 and 2010, respectively. A significant amount of the depreciation and amortization expense is attributable to fixed assets and intangible assets held in our Energy and Water segment. The net increase in amortization expense in 2011 is related to the amortization of intangible assets acquired in the Halcrow and BAH transactions.

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

        There were no substantial changes to other off-balance sheet arrangements or contractual commitments during the twelve months ended December 31, 2011.

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

        We believe that we will be able to continue to have access to professional liability and general casualty insurance, as well as bonds, with sufficient coverage limits, and on acceptable financial terms necessary to support our business. The cost of such coverage has remained stable during 2011 and is expected to continue to be stable in the foreseeable future. For additional information, see Item 1A. Risk Factors.

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

        Contractual obligations outstanding as of December 31, 2011 are summarized below:

	Amount of Commitment Expiration Per Period
($ in millions) Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed
Letters of credit	$71.6	$18.3	$0.7	$—	$90.6
Bank guarantees	15.7	9.0	6.0	17.0	47.7
Total debt	11.3	6.7	69.3	5.5	92.8
Interest payments	2.5	4.0	2.0	0.6	9.1
Operating lease obligations	117.1	182.7	121.4	96.6	517.8
Surety and bid bonds	894.5	628.0	34.4	—	1,556.9

Total	$1,112.7	$848.7	$233.8	$119.7	$2,314.9

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Although our significant accounting policies are described in the Notes to Consolidated Financial Statements in Item 15. of this Annual Report on Form 10-K, below is a summary of our most critical accounting policies.

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

        In addition, the calculation of our income tax provision involves uncertainties in the application of complex tax regulations. For income tax benefits to be recognized, a tax position must be more likely than not to be sustained upon ultimate settlement. We record reserves for uncertain tax positions that do not meet this criteria.

Pension and Postretirement Employee Benefits

        The unfunded or overfunded projected benefit obligation of our defined benefit pension plans and other postretirement benefits are recorded in our consolidated financial statements using actuarial valuations that are based on many assumptions. These assumptions primarily include discount rates, rates of compensation increases for participants, and long-term rates of return on plan assets. We use judgment in selecting these assumptions each year because we have to consider not only the current economic environment in each host country, but also future market trends, changes in interest rates and equity market performance. Our plan liabilities are most sensitive to changes in the discount rates, which if reduced by 25 basis points, plan liabilities for the U.S. and non-U.S. plans would increase by approximately $6.7 million and $41.2 million, respectively. Changes in these assumptions have an immaterial impact on our net periodic pension costs as most of our defined benefit arrangements have been closed to new entrants and ceased future accruals.

        We also use these assumptions as well as applicable regulatory requirements, tax deductibility, reporting considerations and other factors to determine the appropriate funding levels. For 2012, we expect to fund approximately $35.0 million to $40.0 million.

Recently Adopted Accounting Standards

        In June 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, revising the existing guidance on the consolidation and disclosures of variable interest entities ("VIEs") which was codified in Accounting Standards Codification ("ASC") 810-10. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting rights should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The guidance also requires additional disclosures about a company's involvement with VIEs and requires an entity to continually assess any significant changes in risk exposure as well as an entity's assessment of the primary beneficiary of the entity. ASC 810-10 became effective for us beginning January 1, 2010.

        In January 2011, the FASB issued ASU 2011-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. ASU 2011-06 requires expanded fair value disclosures about transfers into and out of Levels 1 and 2 fair value measurements and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2011-06 was effective for us beginning January 1, 2010. The adoption of this accounting standard update did not have a material impact on our financial position, results of operations, cash flows and disclosures.

        In September 2011, the FASB issued ASU 2011-09, Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80)—Disclosures about an Employer's Participation in a Multiemployer Plan. ASU 2011-09 creates greater transparency in financial reporting by requiring additional disclosures of an employer's participation in a multiemployer pension plan. ASU 2011-09 became effective for us on December 31, 2011.

        In September 2011, the FASB issued ASU 2011-08, an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under Topic 350. We adopted this standard in 2011.

Recently Issued Accounting Standards

        In September 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which changes the financial reporting of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU 2011-05 are effective for our interim and annual periods beginning January 1, 2012 and are to be applied retrospectively.

        In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuations standards or affect valuation practices outside of financial reporting. The amendments in ASU 2011-04 are effective for our interim and annual periods beginning January 1, 2012. The adoption of the provisions of ASU 2011-04 is not expected to have a material impact on our consolidated financial position or results of operations.

Commitments and Contingencies

        We are party to various contractual guarantees and legal actions arising in the normal course of business. Because a large portion of our business comes from the U.S. federal government and various federal agencies, state and municipal sources, our procurement and certain other practices at times are subject to review and investigation by U.S. and state attorneys offices as well as similar enforcement agencies outside of the United States. Such government investigations, whether relating to our government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future government contracting. These investigations often take years to complete and many result in no adverse action or alternatively could result in settlement. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcomes of pending proceedings and legal actions are often difficult to predict, management believes that proceedings and legal actions currently pending would not result in a material adverse effect on our results of operations or financial condition even if the final outcome is adverse to our company.

        Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions, deductibles, and self-insurance) are generally adequate to cover our potential liabilities, if any, with respect to such claims. We accrue for all claims that may result in payment when they are reasonably estimable. As of December 31, 2011 and 2010, accruals for these potential estimated claim liabilities were $34.1 million and $28.9 million, respectively.

        In 2010, we were notified that the U.S. Attorney's Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011, two former CH2M HILL Hanford employees pleaded guilty in United States District Court on a felony charge related to time card falsification. As part of its investigation, the U.S. Attorney's Office raised the possibility of civil and/or criminal charges for possible violations arising from our overtime practices on this project. We are fully cooperating with the investigation and will continue to work to resolve this matter. CH2M

HILL and the Department of Justice are in discussions about a possible global settlement of any potential civil and criminal charges and resolution of any potential False Claims Act allegations. We do not believe that the terms of a potential settlement even if it will be in excess of the amount accrued would have a material impact on our results of operations or financial condition.

        In connection with the Halcrow acquisition, we assumed a lease obligation for office space which was entered into by a Halcrow subsidiary in 1981 and was previously occupied and used as one of their primary office locations. However, Halcrow subsequently vacated the space and, at the date of acquisition, had no involvement with the property and was not using any portion of the building. The lease requires Halcrow to continue to make lease payments until 2080 with clauses that require the rent to escalate with market conditions. We are currently attempting to obtain a third party determination of the fair value of this lease obligation in order to complete the purchase accounting for the Halcrow acquisition.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

        Foreign currency exchange rates.    We operate in many countries around the world and as a result, are exposed to foreign currency exchange rate risk on transactions in numerous countries. We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as, intercompany trade balances among entities with differing currencies. In order to mitigate this risk, we enter into derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. As of December 31, 2011, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond five years. At December 31, 2011, we recorded derivative assets and liabilities of $6.7 million and $6.6 million, respectively.

        Interest rates.    Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and holdback contingency balances outstanding related to our acquisitions of VECO and BAH. As of December 31, 2011 the outstanding balance on the unsecured revolving credit agreement was $65.0 million and there was approximately $41.3 million outstanding on the holdback contingencies. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured credit agreement and the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $1.1 million.

Item 8.    Financial Statements and Supplementary Data

        Reference is made to the information set forth beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        We carried out an evaluation as of the last day of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of reviewing the internal controls of Halcrow and, if necessary, will make appropriate changes as we incorporate our controls and procedures into this recently acquired business.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        We acquired Halcrow on November 10, 2011. Our management has excluded the Halcrow business from its assessment of the effectiveness of internal control over financial reporting on December 31, 2011. The acquired business accounts for $725.0 million of total assets and $114.3 million of total revenues included in our consolidated financial statements as of and for the year ended December 31, 2011.

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Certain information required by this item is incorporated by reference from CH2M HILL's definitive proxy statement for its 2012 Annual Meeting of Stockholders. Information regarding the executive officers of CH2M HILL is presented below:

EXECUTIVE OFFICERS OF CH2M HILL

        The executive officers of CH2M HILL are listed below, along with their ages, tenure as officer and business background for at least the last five years.

Frederick M. Brune. Age 60. Mr. Brune began serving as the Chief Administrative Officer on January 1, 2012 and previously served as the President of CH2M HILL International in 2011. He previously served as President of the Government Facilities and Infrastructure business at CH2M HILL from 2006 to 2010. Between 1999 and 2005, Mr. Brune served as the President and Chief Executive Officer of Lockwood Greene, a company CH2M HILL acquired in 2003. He also served as Lockwood Greene's Chief Financial Officer between 1987 and 1999.

Robert G. Card. Age 59. Mr. Card is a Senior Vice President of CH2M HILL and began serving as the President of the Energy, Water and Facilities Division, a newly formed division, since January 1, 2012. During 2011, he was the President of the Energy and Water Division at CH2M HILL. Mr. Card has served in many senior executive positions, including Chief Executive Officer of Kaiser-Hill Company between 1996 and 2001, President for International Operations from 2004 through 2006, President of the Government, Environment and Nuclear Division from 2008 to 2009 and the Facilities and Infrastructure Division between 2009 and 2010. Between 2001 and 2004, Mr. Card served as the undersecretary for the U.S. Department of Energy.

Michael A. Lucki. Age 55. Mr. Lucki joined CH2M HILL as Senior Vice President and Chief Financial Officer in November of 2010. Mr. Lucki came to CH2M HILL from Ernst & Young LLP where he was a partner and led the firm's Global Engineering and Construction (E&C) Industry Practice since 1994 and the firm's Global Infrastructure Practice since 2008.

John A. Madia. Age 56. Mr. Madia has served as Chief Human Resources Officer of CH2M HILL since November 2009. In May 2009 he joined CH2M HILL as Senior Vice President of Human Resources. Mr. Madia came to CH2M HILL from Dow Chemical Company where he was Vice President of Human Resources from 2006 to 2009.

Lee A. McIntire. Age 63. Mr. McIntire has served as Chairman of the Board of Directors of CH2M HILL since 2010 and the Chief Executive Officer since 2009. He joined CH2M HILL as the President and Chief Operating Officer in 2006. Before joining CH2M HILL, Mr. McIntire was a Professor and Executive-in-Residence at the Graduate School of Management, University of California, Davis (UC Davis). Prior to that, Mr. McIntire spent more than 15 years with Bechtel Group in various executive leadership positions.

Michael E. McKelvy. Age 53. Mr. McKelvy has served as Senior Vice President of CH2M HILL and, since January 1, 2012, began serving as the President of the Government, Environment and Infrastructure Division, a newly formed division. From 2009 to 2011, Mr. McKelvy was the President of the Government, Environment and Nuclear Division. Prior to these positions, Mr. McKelvy was the President for the Industrial Client business between 2006 and 2009, and President for the Manufacturing and Life Sciences business of CH2M HILL since 2005. Prior to CH2M HILL, Mr. McKelvy held executive leadership positions within Lockwood Greene, a company CH2M HILL acquired in 2003.

Margaret B. McLean. Age 48. Ms. McLean has served as CH2M HILL's Chief Legal Officer and Chief Ethics & Compliance officer since 2007. Ms. McLean was appointed as CH2M HILL's Corporate Secretary and Senior Vice President in 2009. From 1998 to 2007, she was CH2M HILL's International, M&A and Securities Counsel. Prior to joining CH2M HILL, Ms. McLean was a Partner at the law firm of Holme Roberts & Owens LLP.

Jacqueline C. Rast. Age 50. Ms. Rast is a Senior Vice President of CH2M HILL and began serving as the President of the International Division of CH2M HILL since January 1, 2012. During 2011, Ms. Rast was the President of the Facilities and Infrastructure Division in 2011 and served as the Vice President, Major Programs and Executive Director for Mergers and Acquisitions since 2009. Between 2007 and 2009, she led our Center for Project Excellence and has worked for CH2M HILL since 1988 in various senior technical and executive positions. Ms. Rast left CH2M HILL in 1997 to form her own consulting company, Talisman Partners, and returned to CH2M HILL in 2005 after successfully selling her business to an industry competitor.

JoAnn Shea. Age 47. Ms. Shea has served as Chief Accounting Officer of CH2M HILL since 2006 and as Vice President and Controller since 2003. She also served as acting Chief Financial Officer of CH2M HILL from May to November of 2010. Ms. Shea joined CH2M HILL in 1998 as Assistant Controller.

        There are no family relationships among the executive officers or directors of CH2M HILL. The executive officers are elected by the Board of Directors each year and hold office until the organizational meeting of the Board in the next subsequent year and until his or her successor is chosen or until his or her earlier death, resignation or removal.

Item 11.    Executive Compensation

        Information required by this item is incorporated by reference from CH2M HILL's definitive proxy statement for its 2012 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this item is incorporated by reference from CH2M HILL's definitive proxy statement for its 2012 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this item is incorporated by reference from CH2M HILL's definitive proxy statement for its 2012 Annual Meeting of Stockholders.

Item 14.    Principal Accounting Fees and Services

        Information required by this item is incorporated by reference from CH2M HILL's definitive proxy statement for its 2012 Annual Meeting of Stockholders.

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

Exhibit Number	Description
2.1	Implementation Agreement dated September 24, 2011 between CH2M HILL Companies, Ltd. and Halcrow Holdings Limited (filed as Exhibit 2.1 to CH2M HILL's Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 000-27261), and incorporated herein by reference)
3.1	Certificate of Incorporation of CH2M HILL Companies, Ltd. (filed as Exhibit 3.1 to CH2M HILL's Form 8-K on July 5, 2011 (Commission File No. 000-27261), and incorporated herein by reference)
3.2	Bylaws of CH2M HILL Companies, Ltd. (filed as Exhibit 3.2 to CH2M HILL's Form 8-K/A (Amendment No. 1), on July 20, 2011 (Commission File No. 000-27261), and incorporated herein by reference)
10.1
CH2M HILL Companies, Ltd. Payroll Deduction Stock Purchase Plan as amended and restated effective January 1, 2004 (filed as Appendix B to CH2M HILL's Definitive Proxy Statement on Schedule 14A on March 26, 2004 (Commission File No. 000-27261), and incorporated herein by reference)
+10.2
CH2M HILL Companies, Ltd. Short Term Incentive Plan effective January 1, 2000 (filed as Exhibit 10.5 to CH2M HILL's Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)
*+10.3	CH2M HILL Companies, Ltd. Amended and Restated Long Term Incentive Plan effective January 1, 2011 (Commission File No. 000-27261)
+10.4
CH2M HILL Companies, Ltd. 2004 Stock Option Plan (filed as Exhibit 10.6 to CH2M HILL's Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)

Exhibit Number	Description
+10.5	CH2M HILL Companies, Ltd. 2009 Stock Option Plan, effective January 1, 2009 (filed as Exhibit 10.24 to CH2M HILL's Form 10-K for the year ended December 31, 2008 (Commission File No. 000-27261), and incorporated herein by reference)
+10.6
CH2M HILL Companies, Ltd. Restricted Stock Policy and Administration Plan effective January 1, 2000 as amended and restated on February 11, 2011 (filed as Exhibit 10.4 to CH2M HILL's Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)
+10.7
CH2M HILL Companies, Ltd. Deferred Compensation Plan effective January 1, 2001 (filed as Exhibit 10.3 to CH2M HILL's Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)
*+10.8	CH2M HILL Companies, Ltd. Amended and Restated Deferred Compensation Plan effective January 1, 2011 (Commission File No. 000-27261)
+10.9
CH2M HILL Companies, Ltd. Supplemental Executive Retirement and Retention Plan effective February 11, 2010 (filed as Exhibit 10.2 to CH2M HILL's Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)
+10.10
Form of Change of Control Agreement between CH2M HILL Companies, Ltd. and employee directors and executive officers, effective as of July 1, 2010 (filed as Exhibit 10.1 to CH2M HILL's Form 10-Q for the quarter ended September 30, 2010, (Commission File No. 002-27261), and incorporated herein by reference)
10.11
Contract with Neidiger, Tucker, Bruner, Inc. dated as of July 1, 2006 (filed as Exhibit 10.12 to CH2M HILL's Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)
10.12
Addendum to Contract with Neidiger, Tucker, Bruner, Inc. dated as of February 11, 2011 (filed as Exhibit 10.1 to CH2M HILL's Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 000-27261), and incorporated herein by reference)
10.13
Credit Agreement dated as of December 6, 2010, by and among CH2M HILL Companies, Ltd. and certain of its subsidiaries, Wells Fargo Bank, National Association and other lenders (filed as Exhibit 10.13 to CH2M HILL's Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)
10.14
Agreement of Purchase and Sale executed on September 26, 2007 (dated September 11, 2007) by and between CH2M HILL, Inc. and WELLS REIT II—South Jamaica Street, LLC (filed as Exhibit 10.44 to CH2M HILL's Form 8-K on September 27, 2007 (Commission File No. 000-27261), and incorporated herein by reference)
10.15
Lease Agreement dated as of September 26, 2007, by and between CH2M HILL, Inc. and WELLS REIT II—South Jamaica Street, LLC (filed as Exhibit 10.43 to CH2M HILL's Form 8-K on September 27, 2007 (Commission File No. 000-27261), and incorporated herein by reference)
14.1
CH2M HILL Companies, Ltd. Ethics Code for Executive and Financial Officers (filed as Exhibit 14.1 to CH2M HILL's Form 10-K for the year ended December 31, 2009 (Commission File No. 000-27261), and incorporated herein by reference)

Exhibit Number	Description
*21.1	Subsidiaries of CH2M HILL Companies, Ltd.
*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
*24.1	Power of Attorney authorizing signature
*31.1	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Written Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
*32.2	Written Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
99.1	Internal Market Rules, (filed as Exhibit 99.1 to CH2M HILL's Form 8-K on February 11, 2011 (Commission File No. 000-27261), and incorporated herein by reference)
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

+
Indicates management contract or compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CH2M HILL Companies, Ltd.:

        We have audited the accompanying consolidated balance sheets of CH2M HILL Companies, Ltd. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited CH2M HILL Companies, Ltd. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, CH2M HILL Companies, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        The Company adopted new accounting standards relating to variable interest entities on January 1, 2010 and noncontrolling interests in consolidated financial statements on January 1, 2009.

        CH2M HILL Companies, Ltd. and subsidiaries acquired Halcrow Holdings, Ltd. and subsidiaries during 2011, and management excluded from its assessment of the effectiveness of CH2M HILL Companies, Ltd. and subsidiaries internal control over financial reporting as of December 31, 2011, Halcrow Holdings, Ltd. and subsidiaries internal control over financial reporting associated with total assets of $725.0 million and total revenues of $114.3 million, included in the consolidated financial statements of CH2M HILL Companies, Ltd. and subsidiaries as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of CH2M HILL Companies, Ltd. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Halcrow Holdings Ltd. and subsidiaries.

KPMG LLP

Denver, Colorado
February 29, 2012

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$208,266	$290,405
Available-for-sale securities	2,356	2,412
Receivables, net—
Client accounts	703,062	558,734
Unbilled revenue	448,553	389,353
Other	39,095	21,264
Income tax receivable	43,324	—
Deferred income taxes	69,370	62,007
Prepaid expenses and other current assets	48,622	44,498

Total current assets	1,562,648	1,368,673
Investments in unconsolidated affiliates	103,871	82,982
Property, plant and equipment, net	179,722	169,261
Goodwill	503,289	130,354
Intangible assets, net	159,777	51,048
Deferred income taxes	128,743	112,919
Employee benefit plan assets and other	56,805	51,843

Total assets	$2,694,855	$1,967,080

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$11,334	$13,934
Accounts payable and accrued subcontractor costs	398,332	407,694
Billings in excess of revenue	393,754	237,053
Accrued payroll and employee related liabilities	315,650	291,713
Current income tax payable	—	20,010
Other accrued liabilities	227,539	163,396

Total current liabilities	1,346,609	1,133,800
Long-term employee related liabilities	466,939	144,603
Long-term debt	81,474	23,687
Other long-term liabilities	133,520	110,822

Total liabilities	2,028,542	1,412,912
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, Class A $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,050,654 and 30,527,473 issued and outstanding at December 31, 2011 and 2010, respectively	311	305
Additional paid-in capital	—	—
Retained earnings	717,103	563,343
Accumulated other comprehensive loss	(60,855)	(18,768)

Total CH2M HILL common stockholders' equity	656,559	544,880
Noncontrolling interests	9,754	9,288

Total equity	666,313	554,168

Total liabilities and stockholders' equity	$2,694,855	$1,967,080

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands except per share amounts)

	For The Years Ended December 31
	2011	2010	2009
Gross revenue	$5,555,233	$5,422,801	$5,499,318
Equity in earnings of joint ventures and affiliated companies	64,477	68,513	65,539
Operating expenses:
Direct cost of services and overhead	(4,487,584)	(4,426,352)	(4,478,884)
General and administrative	(946,973)	(890,199)	(969,677)
Gain on sale of operating assets	—	—	58,235

Operating income	185,153	174,763	174,531
Other income (expense):
Interest income	534	1,372	1,474
Interest expense	(4,328)	(4,616)	(7,487)

Income before provision for income taxes	181,359	171,519	168,518
Provision for income taxes	(55,930)	(53,804)	(46,420)

Net income	125,429	117,715	122,098
Less: Income attributable to noncontrolling interests	(12,132)	(24,020)	(18,356)

Net income attributable to CH2M HILL	$113,297	$93,695	$103,742

Net income per common share:
Basic	$3.68	$2.98	$3.25
Diluted	$3.60	$2.91	$3.18
Weighted average number of common shares:
Basic	30,823,954	31,458,126	31,907,861
Diluted	31,427,823	32,163,093	32,598,509

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(Dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings		Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2008	31,604,336	$316	$9,947	$428,054	$(54,086)	$2,518	$386,749
Net income		—	—	103,742	—	18,356	122,098
Other comprehensive income:
Foreign currency translation adjustments		—	—	—	16,426	1,145	17,571
Benefit plan adjustments		—	—	—	3,925	—	3,925
Unrealized gain on equity investments		—	—	—	992	—	992

Comprehensive income							144,586
Distributions to affiliates, net		—	—	—	—	(9,380)	(9,380)
Shares issued in connection with stock based compensation and employee benefit plans	1,973,413	20	81,564	—	—	—	81,584
Shares purchased and retired	(2,203,794)	(22)	(78,708)	—	—	—	(78,730)

Balance at December 31, 2009	31,373,955	314	12,803	531,796	(32,743)	12,639	524,809
Net income				93,695		24,020	117,715
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	3,831	347	4,178
Benefit plan adjustments	—	—	—	—	9,869		9,869
Unrealized gain on equity investments	—	—	—	—	275	—	275

Comprehensive income	—	—	—	—	—	—	132,037
Distributions to affiliates, net	—	—	—	—	—	(31,806)	(31,806)
Impact of adoption of ASC 810, consolidation of previously unconsolidated VIEs	—	—	—	—	—	4,088	4,088
Shares issued in connection with stock based compensation and employee benefit plans	1,857,418	18	43,776	—	—	—	43,794
Shares purchased and retired	(2,703,900)	(27)	(56,579)	(62,148)	—	—	(118,754)

Balance at December 31, 2010	30,527,473	305	—	563,343	(18,768)	9,288	554,168

Net income				113,297		12,132	125,429
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(15,185)	133	(15,052)
Benefit plan adjustments	—	—	—	—	(26,868)		(26,868)
Unrealized gain on equity investments	—	—	—	—	(34)	—	(34)

Comprehensive income	—	—	—	—	—	—	83,475
Distributions to affiliates, net	—	—	—	—	—	(11,799)	(11,799)
Shares issued in connection with stock based compensation and employee benefit plans	1,535,357	16	115,239	—	—	—	115,255
Shares issued in connection with purchase of Halcrow Holdings, Ltd.	342,379	3	18,838	—	—	—	18,841
Shares purchased and retired	(1,354,555)	(13)	(134,077)	40,463	—	—	(93,627)

Balance at December 31, 2011	31,050,654	$311	$—	$717,103	$(60,855)	$9,754	$666,313

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For The Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net income	$125,429	$117,715	$122,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,215	62,311	80,889
Gain on sale of operating assets	—	—	(58,235)
Stock-based employee compensation	71,495	50,603	67,738
Loss on disposal of property, plant and equipment	2,403	1,266	3,570
Allowance for uncollectible accounts	5,846	3,521	11,115
Deferred income taxes	(20,501)	(24,699)	(29,289)
Gain on sale of investments	—	(6,495)	—
Undistributed earnings from unconsolidated affiliates	(64,477)	(68,513)	(65,539)
Distributions of income from unconsolidated affiliates	57,597	71,181	52,808
Contributions to defined benefit pension plans	(14,659)	(8,073)	(1,415)
Changes in current assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	3,573	72,921	40,748
Prepaid expenses and other	610	(2,465)	13,510
Accounts payable and accrued subcontractor costs	(34,605)	(16,558)	(29,470)
Billings in excess of revenues	85,775	(61,950)	9,331
Accrued payroll and employee related liabilities	28,814	29,517	3,631
Other accrued liabilities	(5,933)	32,530	8,089
Current income taxes	(73,251)	41,486	(10,268)
Long-term employee related liabilities and other	41,069	(7,729)	21,170

Net cash provided by operating activities	257,400	286,569	240,481
Cash flows from investing activities:
Capital expenditures	(30,202)	(26,884)	(37,663)
Acquisitions, net of cash acquired	(187,678)	—	(1,186)
Investments in unconsolidated affiliates	(29,162)	(49,133)	(68,366)
Distributions of capital from unconsolidated affiliates	23,627	35,601	41,597
Consolidation of previously unconsolidated variable interest entities	—	32,651	—
Proceeds from sale of operating assets	6,415	2,961	71,036
Purchases of investments	—	(37,079)	—
Proceeds from sale of investments	—	43,573	10,741

Net cash provided by (used in) investing activities	(217,000)	1,690	16,159
Cash flows from financing activities:
Borrowings on long-term debt	451,129	404,827	747,349
Payments on long-term debt	(476,796)	(419,056)	(870,885)
Repurchases and retirements of common stock	(93,627)	(137,208)	(91,253)
Excess tax benefits from stock-based compensation	13,066	14,968	6,432
Net distributions to noncontrolling interests	(11,799)	(31,806)	(9,380)

Net cash used in financing activities	(118,027)	(168,275)	(217,737)
Effect of exchange rate changes on cash	(4,512)	704	16,532

Increase (decrease) in cash and cash equivalents	(82,139)	120,688	55,435
Cash and cash equivalents, beginning of year	290,405	169,717	114,282

Cash and cash equivalents, end of year	$208,266	$290,405	$169,717

Supplemental disclosures:
Cash paid for interest	$3,994	$4,708	$7,793
Cash paid for income taxes	$113,426	$43,714	$50,910

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Business and Significant Accounting Policies

  Summary of Business

        CH2M HILL Companies, Ltd. and subsidiaries ("We", "CH2M HILL" or the "Company") is a project delivery firm founded in 1946. We are a large employee-controlled professional engineering services firm providing engineering, construction, consulting, design, design-build, procurement, engineering-procurement-construction ("EPC"), operations and maintenance, program management and technical services to U.S. federal, state, municipal and local government agencies, national governments, as well as private industry and utilities, around the world. A substantial portion of our professional fees are derived from projects that are funded directly or indirectly by government entities.

        On November 10, 2011, we purchased all the share capital of Halcrow Holdings Limited ("Halcrow"). Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure and buildings. Halcrow's 6,000 employees provide services to its clients in the United Kingdom, Middle East, Canada, the United States, China, India, Australia, South America, and Europe. See Note 6 for further details.

  Principles of Consolidation and Basis of Presentation

        The consolidated financial statements include the accounts of CH2M HILL and all of its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. Partially owned affiliates and joint ventures are evaluated for consolidation. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

  Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results could differ from our estimates.

  Capital Structure

        Our Company has authorized 100,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of Class A preferred stock, par value $0.01 per share. The bylaws and articles of incorporation provide for the imposition of certain restrictions on the stock including, but not limited to, the right but not the obligation to repurchase shares upon termination of employment or affiliation, the right of first refusal and ownership limits.

  Foreign Currency Translation

        All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars as of each balance sheet date. Translation gains and losses related to permanent investments in foreign subsidiaries are reflected in stockholders' equity as part of accumulated other comprehensive loss. Revenues and expenses are translated at the average exchange rate for the period and included in the consolidated statements of income. Foreign currency transaction gains and losses are recognized as incurred in the consolidated statements of income.

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

        Performance incentive and award fee arrangements are included in total estimated contract revenue upon the achievement of some measure of contract performance in relation to agreed-upon targets. We adjust our project revenue estimate by the probable amounts of these performance incentives and award fee arrangements we expect to earn if we achieve the agreed-upon criteria.

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

  Allowance for Uncollectible Accounts Receivable

        We reduce accounts receivable by estimating an allowance for amounts that may become uncollectible in the future. Management determines the estimated allowance for uncollectible amounts based on their judgments in evaluating the aging of the receivables and the financial condition of our clients, which may be dependent on the type of client and the client's current financial condition.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Business and Significant Accounting Policies (Continued)

  Fair Value Measurements

        Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use a three-tier valuation hierarchy based upon observable and non-observable inputs to value our assets and liabilities. The three levels are as follows: Level 1, unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date; Level 2, significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and Level 3, significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. There were no significant transfers between levels during the year ended December 31, 2011.

  Income Taxes

        We account for income taxes utilizing an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax effects of events that have been recognized in the financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactment of changes in the tax laws or rates. Deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized. Annually, we determine the amount of undistributed foreign earnings invested indefinitely in our foreign operations. Deferred taxes are not provided on those earnings. In addition, the calculation of tax assets and liabilities involves uncertainties in the application of complex tax regulations. For income tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We record reserves for uncertain tax positions that do not meet this criteria.

  Cash and Cash Equivalents

        We maintain a cash management system which provides for cash sufficient to pay checks as they are submitted for payment and we invest cash in excess of this amount in interest-bearing short-term investments such as certificates of deposit and commercial paper. Investments with original short-term maturities of less than three months are considered cash equivalents in the consolidated balance sheets and statements of cash flows. In addition, cash and cash equivalents on our consolidated balance sheets include cash held within our consolidated joint venture entities which is used for operating activities of those joint ventures. As of December 31, 2011 and 2010, cash and cash equivalents held in our consolidated joint ventures and reflected on the consolidated balance sheets totaled $32.3 million and $60.3 million, respectively.

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

        Depreciation for owned property is based on the estimated useful lives of the assets using the straight-line method for financial statement purposes. Useful lives for buildings range from 12 to 20 years. Furniture, fixtures, computers, software and other equipment are depreciated over their useful lives from 3 to 10 years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease up to 12 years.

  Other Long-Lived Assets

        We may acquire goodwill or other intangible assets in business combinations. Intangible assets are stated at fair value as of the date acquired in a business combination. We amortize intangible assets with finite lives on a straight-line basis over their expected useful lives, currently up to seven years. For those intangible assets with no legal, regulatory, contractual or other factors that would reasonably limit the useful life of the intangible asset, such as goodwill or certain tradenames, management has determined that the life is indefinite and therefore, they are not amortized.

        We review our finite-lived intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Assets which are held and used in operations are considered impaired if the undiscounted future cash flows from the asset do not exceed the net book value. If impaired, the assets are written down to their estimated fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from the asset group using an appropriate discount rate.

        Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis, or on an interim basis if events or circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment charge is recognized for any amount by which the carrying amount of goodwill or intangible assets with indefinite lives exceeds their fair value. Management performs its impairment tests of goodwill at the reporting unit level, which is one level below the operating segments. Management's review of goodwill and the tradename indicated there was no impairment during the years ended December 31, 2011, 2010 and 2009.

  Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consists of foreign currency translation adjustments, benefit plan adjustments, and unrealized gains/losses on equity investments. These components are included in the consolidated statements of stockholders' equity and comprehensive income. Taxes are not provided on the foreign currency translation gains and losses as deferred taxes are not provided on the unremitted earnings of the foreign subsidiaries to which they relate.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Business and Significant Accounting Policies (Continued)

        The composition of accumulated other comprehensive loss consists of the following at December 31:

($ in thousands)	2011	2010
Foreign currency translation adjustments	$(1,736)	$13,449
Benefit plan adjustments, net of tax	(60,107)	(33,239)
Unrealized gain on equity investments, net of tax	988	1,022

	$(60,855)	$(18,768)

  Derivative instruments

        We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as, intercompany trade balances among entities with differing currencies. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value on the consolidated balance sheets in other receivables or other accrued liabilities as applicable. The periodic change in the fair value of the derivative instruments is recognized in earnings.

  Concentrations of Credit Risk

        Financial instruments which potentially subject our company to concentrations of credit risk consist principally of cash and cash equivalents, short term investments and trade receivables. Our cash is primarily held with major banks and financial institutions throughout the world and typically is insured up to a set amount. Accordingly, we believe the risk of any potential loss on deposits held in these institutions is minimal. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base, which includes the U.S. federal government, various states and municipalities, foreign government agencies, and a variety of U.S. and foreign corporations operating in a broad range of industries and geographic areas.

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

  Recently Adopted Accounting Standards

        In June 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, revising the existing guidance on the consolidation and disclosures of variable interest entities ("VIEs") which was codified in Accounting Standards Codification ("ASC") 810-10. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting rights should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The guidance also requires additional disclosures about a

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Business and Significant Accounting Policies (Continued)

company's involvement with VIEs and requires an entity to continually assess any significant changes in risk exposure as well as an entity's assessment of the primary beneficiary of the entity. ASC 810-10 became effective for us beginning January 1, 2010. For further discussion of the effect of the adoption, see Note 3.

        In January 2011, the FASB issued ASU 2011-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. ASU 2011-06 requires expanded fair value disclosures about transfers into and out of Levels 1 and 2 fair value measurements and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2011-06 was effective for us beginning January 1, 2011. The adoption of this accounting standard update did not have a material impact on our financial position, results of operations, cash flows and disclosures.

        In September 2011, the FASB issued ASU 2011-09, Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80)—Disclosures about an Employer's Participation in a Multiemployer Plan. ASU 2011-09 creates greater transparency in financial reporting by requiring additional disclosures of an employer's participation in a multiemployer pension plans. ASU 2011-09 became effective for us on December 31, 2011. For further discussion, see Note 15.

        In September 2011, the FASB issued ASU 2011-08, an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under Topic 350. We adopted this standard in 2011.

  Recently Issued Accounting Standards

        In September 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which changes the financial reporting of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU 2011-05 are effective for our interim and annual periods beginning January 1, 2012 and are to be applied retrospectively.

        In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends current guidance to

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Business and Significant Accounting Policies (Continued)

result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuations standards or affect valuation practices outside of financial reporting. The amendments in ASU 2011-04 are effective for our interim and annual periods beginning January 1, 2012. The adoption of the provisions of ASU 2011-04 is not expected to have a material impact on our consolidated financial position or results of operations.

(2) Receivables, net

        Receivables are stated at net realizable values and consist of receivables billed to clients as well as receivables for which revenue has been earned but has not yet been billed. The U.S. federal government accounted for approximately 21% and 20% of our net receivables at December 31, 2011 and 2010, respectively. No other customer exceeded 10% of total receivables at December 31, 2011 or 2010.

        The change in the allowance for uncollectible accounts consists of the following for the years ended December 31:

($ in thousands)	2011	2010	2009
Balance at beginning of year	$12,076	$13,190	$4,183
Provision charged to expense	5,846	3,521	11,115
Accounts written off	(9,576)	(3,614)	(2,049)
Other	(826)	(1,021)	(59)

Balance at end of year	$7,520	$12,076	$13,190

(3) Variable Interest Entities and Equity Method Investments

        We routinely enter into teaming arrangements to perform projects for our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. The arrangements facilitate the completion of projects that are jointly contracted with our partners. These arrangements are formed to leverage the skills of the respective partners and include consulting, construction, design, program management and operations and maintenance contracts. Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project.

        We perform a qualitative assessment to determine whether we are the primary beneficiary once an entity is identified as a VIE. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity's activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities is made. Most of the VIEs with which the Company is involved have relatively few variable interests and are primarily related to equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Variable Interest Entities and Equity Method Investments (Continued)

significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. As of December 31, 2011, total assets of VIEs that were consolidated were $77.6 million and liabilities were $42.6 million.

        We recorded investments in unconsolidated affiliates of $103.9 million and $83.0 million for the years ended December 31, 2011 and 2010, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus those entities' undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

        As of December 31, 2011, the total assets of VIEs that were not consolidated were $295.6 million and total liabilities were $217.6 million. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

        Summarized financial information for our unconsolidated VIEs and equity method investments as of and for the years ended December 31 is as follows:

($ in thousands)	2011	2010
FINANCIAL POSITION:
Current assets	$740,365	$677,638
Noncurrent assets	51,867	84,042

Total assets	$792,232	$761,680

Current liabilities	$491,126	$497,338
Noncurrent liabilities	20,227	26,486
Partners'/Owners' equity	280,879	237,856

Total liabilities and equity	$792,232	$761,680

CH2M HILL's share of equity	$103,871	$82,982

($ in thousands)	2011	2010	2009
RESULTS OF OPERATIONS:
Revenue	$3,037,595	$2,814,824	$2,426,505
Direct costs	(2,779,990)	(2,598,872)	(2,250,752)

Gross margin	257,605	215,952	175,753
General and administrative expenses	(50,307)	(13,603)	(3,228)

Operating income	207,298	202,349	172,525
Other income, net	130	458	479

Net income	$207,428	$202,807	$173,004

CH2M HILL's share of net income	$64,477	$68,513	$65,539

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Variable Interest Entities and Equity Method Investments (Continued)

        We have the following significant investments in affiliated unconsolidated companies:

% Ownership
Domestic:
ATCS/CH2M HILL	50.0%
AGVIQ—CH2M HILL Joint Venture II	49.0%
AGVIQ—CH2M HILL Joint Venture III	49.0%
Americas Gateway Builders	40.0%
Atkinson/CH2M HILL—a Joint Venture	30.0%
CH2M—WG Idaho, LLC	50.5%
Clark-Nexsen/CH2M HILL	50.0%
Clark-Nexsen/CH2M HILL—Norfolk	50.0%
Coastal Estuary Services	49.9%
Connecting Idaho Partners	49.0%
HEBL, Inc.	100.0%
IAP-Hill, LLC	25.0%
Kaiser-Hill Company, LLC	50.0%
National Security Technologies, LLC	10.0%
Parsons CH2M HILL Program Management Consultants, Joint Venture	47.5%
Savannah River Remediation LLC	15.0%
URS/CH2M OAK RIDGE LLC	45.0%
Washington Closure, LLC	30.0%
Foreign:
A-One+	38.5%
CH2M HILL BECA, Ltd.	50.0%
CH2M HILL—Kunwon PMC	54.0%
CH2M Olyan	49.0%
CHBM Water Joint Venture	50.0%
CLM Delivery Partner, Limited	37.5%
Conisa	33.3%
CPG Consultants—CH2M HILL NIP Joint Venture	50.0%
ECC-VECO, LLC	50.0%
Golden Crossing Constructors Joint Venture	33.3%
HWC Treatment Program Alliance Joint Venture	50.0%
JJCH2M, a Joint Venture	40.0%
Luggage Point Alliance	50.0%
OMI BECA, Ltd.	50.0%
SMNM/VECO Joint Venture	50.0%
Sydney Water Corporation-Odour Management Program Alliance	50.0%
Transcend Partners, Ltd	40.0%

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Property, Plant and Equipment

        Property, plant and equipment consists of the following as of December 31:

($ in thousands)	2011	2010
Land	$22,615	$27,337
Building and land improvements	82,786	80,183
Furniture and fixtures	20,679	16,902
Computer and office equipment	89,345	81,270
Field Equipment	110,885	101,027
Leasehold improvements	78,874	67,690

	405,184	374,409
Less: Accumulated depreciation	(225,462)	(205,148)

Net property, plant and equipment	$179,722	$169,261

        Depreciation expense is reflected in the consolidated statements of income in direct costs and general and administrative costs depending on the intended use of the asset and totaled $37.1 million, $52.1 million and $53.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(5) Employee Benefit Plan Assets

        We have investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair market value primarily using Level 2 inputs. As of December 31, 2011 and 2010, the fair market value of these assets was $53.0 million and $47.0 million, respectively, and are included in employee benefit plan assets and other on the consolidated balance sheets.

(6) Acquisitions

        On July 29, 2011, we acquired Booz Allen Hamilton's State and Local Government Transportation and Consulting ("BAH") business. The purchase price was $28.5 million adjusted for working capital and other purchase price adjustments and was paid in cash. We have performed an analysis of the fair market value of the tangible assets and liabilities we assumed as well as any identifiable intangible assets purchased. Included in the intangible assets acquired is the estimated fair value of customer relationships of $8.8 million and contracted backlog of $1.2 million, with useful lives of seven and three years, respectively. In addition, we recorded $10.5 million in goodwill related to the acquisition. The results of operations for this acquisition are reported in the Facilities and Infrastructure (F&I) operating segment. These results are not considered material to our consolidated financial results in 2011.

        On November 10, 2011, we purchased all the share capital of Halcrow Holdings Limited ("Halcrow") for approximately £124.0 million ($197.3 million). Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure and buildings. Halcrow has 6,000 employees who provide services to its clients in the United Kingdom, Middle East, Canada, the United States, China, India, Australia, South America, and Europe. Halcrow's clients include public and private-sector clients around the world, including contractors, developers, operators, regulators, financial institutions, international funding agencies, local, regional and national governments, project consortia and asset owners. Approximately $114.3 million of

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Acquisitions (Continued)

revenue and $3.8 million of operating loss generated from Halcrow's operations have been reported in the consolidated financial statements since the date of acquisition and are reported in the F&I operating segment.

        The purchase price was paid to the selling shareholders of Halcrow in the form of $41.7 million of cash, $18.8 million of common stock of CH2M HILL, based on the stock price on the closing date, and $136.8 million of notes payable ("Loan Notes"). The Loan Notes required that we place into escrow an amount equal to the face value of the notes at the date the notes were issued. In December 2011, the Loan Notes and the related restricted cash were transferred and assigned to an unrelated third party as full satisfaction of all liabilities and guarantees under the terms of the Loan Notes. As a result, the Loan Notes are no longer a liability of CH2M HILL as of December 31, 2011.

        We performed an initial purchase price allocation for these acquisitions based on our current assessment and estimates of fair values; however, we are currently in the process of evaluating the fair values of certain assets acquired and liabilities assumed. We are completing the estimations of fair values of assets and liabilities assumed including valuations of intangible assets, work in progress and billings in excess of revenue, assessments of tax assets and liabilities, valuations of pension-related assets and liabilities, determinations of fair value of financial guarantees and other items that may affect the allocation of the purchase price. As such, the purchase price allocations below are preliminary and are subject to change as the procedures are completed.

        The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed from Halcrow as of the purchase date:

($ in thousands)
Current assets	$249,117
Property, plant and equipment	27,294
Intangible assets	114,100
Goodwill	375,807
Other long-term assets	8,493

Total assets acquired	774,811
Current liabilities	(180,124)
Debt	(80,874)
Pension liabilities	(293,819)
Other long-term liabilities	(22,736)

Total liabilities assumed	(577,553)

Net assets acquired	$197,258

        Included in the intangible assets acquired is the preliminary calculation of fair value for customer relationships, contracted backlog and the tradename valued at $85.7 million, $17.3 million and $11.1 million, respectively. Customer relationships, contracted backlog and the tradename will be amortized over their useful lives of six, four and seven years, respectively.

        The following unaudited pro forma combined financial information is presented as if CH2M HILL and Halcrow had been combined as of the beginning of the periods presented. This information is

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Acquisitions (Continued)

presented for illustrative purposes only and is not necessarily indicative of the results that would have been realized had the entities operated as a combined entity during the periods presented.

        The proforma results of operations as if the acquisition occurred on January 1 for the years ended December 31 are as follows:

($ in thousands)	2011	2010
	(unaudited)	(unaudited)
Revenue	$6,084,034	$6,150,342
Net income	$30,417	$87,777
Basic earnings per share	$0.99	$2.79
Diluted earnings per share	$0.97	$2.73

(7) Sale of Operating Assets

        In September 2009, we completed the sale of certain assets and liabilities of our Enterprise Management Solutions ("EMS") business. The selling price was $86.6 million, net of amounts due for estimated working capital adjustments of $13.5 million. We recorded a pre-tax gain of $58.2 million during 2009. The results of operations for EMS prior to disposition were recorded in the F&I operating segment. As part of the EMS sale, our company and the purchasers entered into a preferred provider agreement whereby we guaranteed an annual volume of revenues of $42.5 million to be provided to the purchasers for each of the five years through September 2014. To the extent we do not reach this volume of revenues, we must compensate the purchasers. During the year ended December 31, 2011, we did not meet our minimum revenue targets outlined under the agreement and, as a result, we accrued $2.6 million as compensation to the purchasers. The agreement allows for us to recoup this amount if we exceed the revenue targets in future years.

(8) Goodwill and Intangible Assets

        The following table presents the changes in goodwill during the years ended December 31:

($ in thousands)	2011	2010
Balance at beginning of year	$130,354	$130,354
Acquisitions	386,267	—
Foreign currency translation	(13,332)	—

Balance at end of year	$503,289	$130,354

        We also own a tradename valued at $20.3 million at December 31, 2011 and 2010, which is not subject to amortization.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Goodwill and Intangible Assets (Continued)

        Intangible assets with finite lives consist of the following:

($ in thousands)	Cost	Accumulated Amortization	Net finite-lived intangible assets
December 31, 2011
Contracted backlog	$78,071	$(59,737)	$18,334
Customer relationships	147,450	(37,433)	110,017
Tradename	11,145	(45)	11,100
Non-compete agreements and other	902	(902)	—

Total finite-lived intangible assets	$237,568	$(98,117)	$139,451

December 31, 2010
Contracted backlog	$58,871	$(58,871)	$—
Customer relationships	57,922	(27,200)	30,722
Non-compete agreements and other	902	(902)	—

Total finite-lived intangible assets	$117,695	$(86,973)	$30,722

        All intangible assets are being amortized over their expected lives up to seven years. The amortization expense reflected in the consolidated statements of income totaled $11.1 million, $10.2 million and $27.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. These intangible assets are expected to be fully amortized in 2018. At December 31, 2011, the future estimated amortization expense related to these intangible assets is (in thousands):

Year Ending:
2012	$29,478
2013	29,478
2014	26,935
2015	20,104
2016	16,304
Thereafter	17,152

$139,451

(9) Fair Value of Financial Instruments

        Cash and cash equivalents, receivables, unbilled revenue, accounts payable and billings in excess of revenue are carried at cost, which approximates fair value due to their short maturities. Fair value of long-term debt, including the current portion, is estimated based on Level 2 inputs, except the amount outstanding on the revolving credit facility for which the carrying value approximates fair value. Fair value is determined by discounting future cash flows using interest rates available for issues with similar terms and average maturities.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Fair Value of Financial Instruments (Continued)

        The estimated fair values of our financial instruments where carrying values do not approximate fair value are as follows:

	2011		2010
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$13,750	$12,207	$15,253	$12,403
Equipment financing	13,764	12,923	22,227	21,439
Stockholder notes payable	294	272	141	98

        The fair value of marketable securities classified as available-for-sale, which totaled $2.4 million at both December 31, 2011 and December 31, 2010, were valued based on Level 1 inputs whereby a readily determinable market value exists for the specific asset.

        We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. As of December 31, 2011, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond five years. At December 31, 2011, we recorded derivative assets and liabilities of $6.7 million and $6.6 million, respectively.

(10) Line of Credit and Long-Term Debt

        On December 6, 2010, we entered into a Credit Agreement providing for an unsecured revolving Credit Facility (the "Credit Facility") in an amount up to $600.0 million. Subject to certain conditions, at any time prior to the date that is thirty days before the maturity date of the Credit Agreement, we will be able to invite existing and new lenders to increase the size of the revolving credit facility by up to $100.0 million, for a maximum aggregate revolving credit facility of $700.0 million. The revolving credit facility has a subfacility for the issuance of standby letters of credit in a face amount up to $300.0 million and a subfacility up to $300.0 million for multicurrency borrowings. Revolving loans under the Credit Facility bear interest, at our option, at a rate equal to either (i) the base rate plus a margin based on our consolidated leverage ratio or (ii) the LIBOR rate, based on interest periods of one, two, three or six months, plus a margin based on our consolidated leverage ratio. The base rate is equal to the greater of (i) the Federal Funds Rate, as published from time to time by the Federal Reserve Bank of New York, plus 0.5%, (ii) the lender's prime rate in effect from time to time, or (iii) the one-month LIBOR rate in effect from time to time, plus 1.0%. Our consolidated leverage ratio on any date is the ratio of our consolidated total funded debt to our consolidated earnings before interest, taxes, depreciation and amortization for the preceding four fiscal quarters. At December 31, 2011, we had $65.0 million in outstanding borrowings on the Credit Facility. The rate of interest charged on that balance was 1.81% as of December 31, 2011. Issued and outstanding letters of credit of $90.6 million were reserved against the borrowing base of the Credit Facility at December 31, 2011. This credit facility will expire on December 6, 2015. The remaining available borrowing capacity under this Credit Facility is $444.4 million at December 31, 2011.

        The Credit Agreement contains customary representations and warranties and conditions to borrowing. It also includes customary affirmative and negative covenants, including covenants that limit or restrict our company and its subsidiaries' ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets, enter into

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Line of Credit and Long-Term Debt (Continued)

transactions with affiliates, and make certain kinds of payments, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. We entered into an amendment to the Credit Agreement on September 27, 2011 which provides for modifications to certain covenants and other provisions of the Credit Agreement to take into account the acquisition of Halcrow. As of December 31, 2011, we were in compliance with the covenants required by the Credit Agreement. There can be no assurance that the capacity under this facility will be adequate to fund future operations or acquisitions we may pursue from time to time.

        Our nonrecourse and other long-term debt, as of December 31 consist of the following:

($ in thousands)	2011	2010
Nonrecourse:
Mortgage payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$11,429	$12,430
Mortgage payable in monthly installments to December 2015, secured by real estate. The note bears interest at 6.59%	2,321	2,823

	13,750	15,253
Other:
Revolving credit facility	$65,000	$—
Equipment financing, due in monthly installments to December 2015, secured by equipment. These notes bear interest ranging from 4.00% to 8.00%	13,764	22,227
Stockholder notes payable	294	141

Total debt	92,808	37,621
Less current portion of debt	11,334	13,934

Total long-term portion of debt	$81,474	$23,687

        At December 31, 2011, future principal payments on long-term debt are as follows (in thousands):

Year Ending:
2012	$11,334
2013	3,413
2014	3,266
2015	67,957
2016	1,311
Thereafter	5,527

$92,808

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Operating Lease Obligations

        We have entered into certain noncancellable leases, which are being accounted for as operating leases. At December 31, 2011, future minimum lease payments are as follows (in thousands):

Year Ending:
2012	$117,106
2013	100,909
2014	81,809
2015	67,301
2016	54,065
Thereafter	96,620

$517,810

        Rental expense charged to operations, net of sublease income, was $121.5 million, $126.7 million and $138.9 million during the years ended December 31, 2011, 2010 and 2009, respectively, including amortization of a deferred gain of $4.3 million in the years ended December 31, 2011 and 2010, and 2009 related to the sale-leaseback of our corporate offices. Certain of our operating leases contain provisions for a specific rent-free period. We accrue rental expense during the rent-free period based on total expected rent payments to be made over the life of the related lease.

(12) Income Taxes

        Income before provision for income taxes for the years ended December 31 consists of the following:

($ in thousands)	2011	2010	2009
U.S. income	$146,721	$135,915	$143,190
Foreign income	22,506	11,584	6,972

Income before taxes	$169,227	$147,499	$150,162

        The provision for income taxes for the years ended December 31 consists of the following:

($ in thousands)	2011	2010	2009
Current income tax expense:
Federal	$55,576	$55,835	$49,035
Foreign	13,016	11,729	14,138
State and local	7,839	10,939	12,653

Total current income tax expense	76,431	78,503	75,826
Deferred income tax benefit:
Federal	(17,619)	(17,280)	(23,291)
Foreign	(806)	(4,771)	(2,646)
State	(2,076)	(2,648)	(3,469)

Total deferred income tax benefit	(20,501)	(24,699)	(29,406)

Total income tax expense	$55,930	$53,804	$46,420

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

        The reconciliations of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate for the years ended December 31 are as follows:

($ in thousands)	2011	2010	2009
Pretax income	$169,227	$147,499	$150,162
Federal statutory rate	35%	35%	35%

Expected tax expense	59,229	51,625	52,556
Reconciling items:
State income taxes, net of federal benefit	6,402	5,640	7,763
Nondeductible meals and entertainment	2,466	3,082	3,035
Section 199—Domestic manufacturer deduction	(5,472)	(3,686)	(4,515)
Compensation	286	(1,804)	(6,114)
Subsidiary earnings	(6,126)	(5,358)	(7,520)
Permanent expenses, exclusions and credits	(3,462)	2,108	(6,660)
Foreign permanent expenses, taxes, credits and other	3,283	2,835	8,442
Other	(676)	(638)	(567)

Provision for income taxes	$55,930	$53,804	$46,420

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

($ in thousands)	2011	2010
Deferred tax assets:
Net foreign operating loss carryforwards	$45,690	$23,050
Deferred gain, insurance and other	32,878	24,758
Accrued employee benefits	264,516	180,055

Total deferred tax assets	343,084	227,863
Valuation allowance	(97,695)	(27,712)

Net deferred tax assets	245,389	200,151
Deferred tax liabilities:
Investments in affiliates	13,685	2,871
Depreciation and amortization	33,591	22,354

Net deferred tax liabilities	47,276	25,225

Net deferred tax assets	$198,113	$174,926

        A valuation allowance is required to be established for those deferred tax assets where it is more likely than not that they will not be realized. The above valuation allowances relate primarily to operating loss carryforwards from foreign operations and employee benefits of $460.0 million and $86.9 million for the years ended December 31, 2011 and 2010, respectively. The foreign net operating losses can be carried forward for varying terms depending on the foreign jurisdiction between three years and an unlimited carry forward period. As a result of the Halcrow acquisition, we recorded net deferred tax assets of $77.5 million, which have a full valuation allowance, as we believe it is not more likely than not that the tax benefit related to these assets will be realized in the foreseeable future.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

        Undistributed earnings of our foreign subsidiaries amounted to approximately $94.7 million at December 31, 2011. These earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. If these earnings were repatriated as of December 31, 2011, approximately $20.2 million of income tax expense would be incurred. Cash held in international accounts at December 31, 2011 and 2010 was $142.3 million and $129.7 million, respectively.

        The tax benefit from stock-based compensation awards for the years ended December 31, 2011, 2010 and 2009 was $13.1 million, $15.0 million and $6.4 million, respectively. These amounts are reflected as additional paid-in capital in the consolidated statements of stockholders' equity and comprehensive income and are reported as financing activities in the consolidated statements of cash flows.

        As of December 31, 2011 and 2010, we had $27.4 million and $18.3 million, respectively, recorded as a liability for uncertain tax positions and accrued interest. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011 and 2010, we had approximately $2.6 million and $3.0 million, respectively, of accrued interest and penalties related to uncertain tax positions. A reconciliation of the beginning and ending amount of uncertain tax positions as of December 31, 2010 and December 31, 2011 is as follows (in thousands):

Balance at December 31, 2009	$23,752
Additions for current year tax positions	2,591
Additions for prior year tax positions	3,882
Reductions for prior year tax positions	(7,725)
Settlement with taxing authorities	(777)
Reductions as a result of lapse of applicable statue of expirations	(6,385)

Balance at December 31, 2010	$15,338

Balance at December 31, 2010	$15,338
Additions for current year tax positions	9,325
Additions for prior year tax positions	1,862
Reductions for prior year tax positions	(1,129)
Settlement with taxing authorities	—
Reductions as a result of lapse of applicable statue of expirations	(564)

Balance at December 31, 2011	$24,832

        If recognized, the $24.8 million in uncertain tax positions would affect the effective tax rate. It is also possible that the reserve could change within twelve months of the reporting date related to the state research and experimentation credit as a result of tax authority settlement. The estimated range of unrecognized change is zero to $0.8 million at December 31, 2011.

        We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S. and Canada. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 2004.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Earnings Per Share

        Basic earnings per share ("EPS") excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents, which consists of stock options, and is computed using the weighted-average number of common shares and common stock equivalents outstanding during the period.

        Reconciliations of basic and diluted EPS for the years ended December 31 are as follows:

($ in thousands)	2011	2010	2009
Numerator:
Net income attributable to CH2M HILL	$113,297	$93,695	$103,742

Denominator:
Basic weighted-average common shares outstanding	30,824	31,458	31,908
Dilutive effect of common stock equivalents	604	705	691

Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	31,428	32,163	32,599

Basic net income per common share	$3.68	$2.98	$3.25

Diluted net income per common share	$3.60	$2.91	$3.18

(14) Employee Benefit Plans

  Deferred Compensation Plans

        Effective February 11, 2010, we amended and restated the CH2M HILL Companies, Ltd. Deferred Compensation Retirement Plan ("DCRP") to form the CH2M HILL Supplemental Executive Retirement and Retention Plan ("SERRP"). The Plan is intended to be unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees within the meaning of Title I of the Employee Retirement Income Security Act ("ERISA"). Under this plan, each participant's account consists of various contributions made to the account by our Company on behalf of the participant. We select the investment vehicles available under the plan. Compensation expense was $3.9 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively.

        In addition to the SERRP, we have a nonqualified deferred compensation plan that provides benefits payable to officers and certain highly compensated employees at specified future dates, or upon retirement, disability or death. Effective January 1, 2011, we amended and restated the Deferred Compensation Plan and Executive Deferred Compensation Plan to combine both plans into a single plan. The plan allows eligible participants to defer up to a certain amount of base compensation and incentive compensation received, in cash or common stock. It also allows a more select group of eligible participants, whose 401(k) Plan contributions are limited by the ERISA, to defer additional base compensation to which we may make a matching contribution. The plan is also used to provide additional retirement benefits for certain of our senior executives at levels to be determined from time-to-time by the Board of Directors.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

        The Deferred Compensation Plans are unfunded; therefore, benefits are paid from the general assets of our company. The participant's cash deferrals earn a return based on the participant's selection of investments in several hypothetical investment options. All deferrals of common stock must remain invested in common stock and are distributed in common stock.

        Compensation expense for the two nonqualified plans was $4.1 million, $2.8 million and $8.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

  Stock Option Plans

        Effective January 1, 2009, the Board of Directors and stockholders approved the CH2M HILL Companies, Ltd. 2009 Stock Option Plan ("2009 Stock Option Plan"). The 2009 Stock Option Plan reserves 3,000,000 shares of our common stock for issuance upon exercise of stock options granted under the plan. All options outstanding under the previously cancelled plans ("1999 and 2004 Stock Option Plans"), expired or for any other reason cease to be exercisable, were rolled into the 2009 Stock Option Plan and are available for grant in addition to the 3,000,000 options reserved.

        Stock options are granted at an exercise price equal to the fair market value of our common stock at the date of grant. Stock options granted generally become exercisable 25%, 25% and 50% after one, two and three years, respectively, and have a term of five years from the date of grant. The following table summarizes the activity relating to the 2009 Stock Option Plan during 2011:

Stock Options:	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	2,971,845	$29.52
Granted	892,687	$49.69
Exercised	(812,748)	$22.76
Forfeited	(104,610)	$41.54
Expired	(33,516)	$26.44

Outstanding at December 31, 2011	2,913,658	$37.18

Exercisable at December 31, 2011	1,426,031	$29.19
Available for future grants	1,410,033

        The weighted-average remaining contractual term for all options outstanding at December 31, 2011 and 2010 was 2.6 years and 2.4 years, respectively. The aggregate intrinsic value of all options outstanding was $54.0 million and $50.4 million, respectively. The weighted-average remaining contractual term for options vested and exercisable at December 31, 2011 and 2010 was 1.4 years and 1.6 years, respectively. The aggregate intrinsic value for the vested and exercisable options was $37.8 million and $35.9 million, respectively. The remaining unrecognized compensation expense related to nonvested awards as of December 31, 2011 is $6.3 million. We expect to recognize this compensation expense over the weighted average remaining recognition period of 1.7 years, subject to forfeitures that may occur during that period.

        We received $4.6 million, $3.7 million and $3.9 million from options exercised during the years ended December 31, 2011, 2010 and 2009, respectively. Our stock option plans also allow participants to satisfy the exercise price and participant tax withholding obligation by tendering shares of company stock that have been owned by the participants for at least six months. The intrinsic value associated

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

with exercises was $16.4 million, $16.3 million and $11.8 million during the years ended December 31, 2011, 2010 and 2009, respectively.

        We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant date fair value of options granted during the years ended December 31, 2011 and 2010 was $7.40 and $6.30, respectively. The following assumptions were used in determining the fair value of options granted during 2011 and 2010:

	2011	2010
Risk-free interest rate	1.15%	1.56%
Expected dividend yield	0.00%	0.00%
Expected option life	4.19 Years	4.21 Years
Expected stock price volatility	15.63%	15.06%

        We estimate the expected term of options granted based on historical experience of employee exercise behavior. We estimate the volatility of our common stock by using the weighted-average of historical volatility over the same period as the option term. We use the Treasury Yield Curve rates for the risk-free interest rate in the option valuation model with maturities similar to the expected term of the options. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards.

        The total compensation expense recognized for stock options granted for the years ended December 31, 2011, 2010 and 2009 was $4.8 million, $4.8 million and $4.7 million, respectively.

  Payroll Deduction Stock Purchase Plan

        In November 1999, we established the Payroll Deduction Stock Purchase Plan ("PDSPP") which provides for the purchase of common stock at 90% of the market value as of the date of purchase through payroll deductions by participating employees. Eligible employees may purchase common stock totaling up to 15% of an employee's compensation through payroll deductions. An employee cannot purchase more than $25,000 of common stock under the PDSPP in any calendar year. The PDSPP is intended to qualify under Section 423 of the Internal Revenue Code ("IRC"). The PDSPP is not intended to qualify under Section 401(a) of the IRC and is not subject to ERISA. The PDSPP is non-compensatory since the plan is available to all stockholders and incorporates no option features such as a look-back period. Accordingly, no compensation expense is recognized in the financial statements for the PDSPP. During the years ended December 31, 2011, 2010 and 2009, a total of 527,503 shares, 569,788 shares and 688,776 shares, respectively, were issued under the PDSPP, for total proceeds of $24.4 million, $22.2 million and $21.5 million, respectively.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

  Phantom Stock Plan

        In January 2000, we established the Phantom Stock Plan, which provides eligible individuals with added incentives to continue in the long-term service of our company. Eligible individuals are generally individuals who are not residents of the U.S. Phantom stock grants are 100% vested on the grant date and may be redeemed after six months from the grant date. The value of phantom stock is equal to the market value of our common stock. All amounts granted under the Phantom Stock Plan are payable in cash only and are generally granted in connection with the short and long term incentive plans. Compensation expense under this plan is based on the value of the units on the date of grant.

        During the years ended December 31, 2011, 2010 and 2009, a total of 731 units, 6,136 units and 1,504 units, respectively, were granted under the Phantom Stock Plan. The fair values of the units granted under the Phantom Stock Plan during 2011, 2010 and 2009 were $49.90, $40.52 and $31.10, respectively. Compensation expense related to the Phantom Stock Plan during 2011, 2010 and 2009 was $0.6 million, $0.5 million, and $0.4 million, respectively.

        The following table summarizes the activity relating to the Phantom Stock Plan during 2011:

Number of Units
Balance at December 31, 2010	36,467
Granted	731
Exercised	(4,306)
Cancelled	(405)

Balance at December 31, 2011	32,487

  Stock Appreciation Rights Plan

        In February 1999, we established the Stock Appreciation Rights ("SARs") Plan. Eligible individuals are generally individuals who are not residents of the U.S. SARs are granted at an exercise price equal to the market value of our common stock and generally become exercisable 25%, 25% and 50% after one, two and three years, respectively, and have a term of five years from the date of the grant. All amounts granted under the SARs Plan are payable in cash only. Compensation expense under this plan is based on the vesting provisions and the market value of our common stock.

        Compensation expense related to the SARs Plan amounted to $0.1 million, $0.2 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

        The following table summarizes the activity relating to the SARs Plan during 2011:

	Number of Rights	Weighted Average Exercise Price
Balance at December 31, 2010	30,675	$27.28
Granted	8,773	$50.51
Exercised	(15,016)	$20.73
Cancelled	(3,287)	$38.29

Balance at December 31, 2011	21,145	$39.90

Incentive Plans

        The Annual Incentive Plan ("AIP") aids in the recruitment, motivation, and retention of employees. Management determines which employees participate in the AIP. During the years ended December 31, 2011, 2010 and 2009, a total of 58,045 shares, 369,566 shares and 432,093 shares, respectively, were issued under the AIP. The fair values of the shares issued under the AIP were $46.75, $40.52 and $31.10, for the years ended December 31, 2011, 2010, and 2009, respectively. We accrued compensation expense related to common stock awards under the AIP in the amount of $2.7 million and $14.4 million for the years ended December 31, 2011 and 2009, respectively. We accrued compensation expense in 2009 for the shares issued in 2010 and all of the 2010 AIP awards were paid in cash in 2011. Therefore no stock-based compensation was recognized in 2010.

        The Long Term Incentive Plan ("LTIP") rewards certain executives and senior leaders for the creation of value in the organization through the achievement of specific long-term (3 year) goals of earnings growth and strategic initiatives. The Compensation Committee of the Board reviews and endorses participation in the LTIP in any program year and a new plan is established each year. During the years ended December 31, 2011, 2010 and 2009, a total of 219,087 shares, 279,447 shares and 323,474 shares, respectively, were issued under the LTIP at a fair value of $46.75, $40.52 and $31.10 per share, respectively. Compensation expense related to common stock awards under the LTIP amounted to $11.8 million, $15.0 million and $13.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Restricted Stock Plan

        In January 2000, we established the Restricted Stock Policy and Administration Plan (amended and restated effective February 22, 2011) which provides eligible individuals with added incentives to continue in the long-term service of our company. The awards are made for no consideration, vest over various periods, and may include performance requirements, but are considered outstanding at the time of grant. During the years ended December 31, 2011, 2010 and 2009, a total of 136,696 shares, 186,396 shares and 111,246 shares, respectively, were granted under the Restricted Stock Policy and Administration Plan.

        We recognize compensation costs, net of forfeitures, over the vesting term based on the fair value of the restricted stock at the date of grant. The amount of compensation expense recognized under the Restricted Stock Policy and Administration Plan was $5.5 million, $4.8 million and $2.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Benefit Plans (Continued)

$8.2 million of unrecognized compensation expense related to non-vested restricted stock grants. The expense is expected to be recognized over a weighted average period of 2.83 years.

        The following table summarizes the activity relating to the Restricted Stock Policy and Administration Plan during 2011:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2010	448,053	$30.91
Granted	136,696	$50.37
Vested	(172,376)	$26.91
Cancelled and expired	(18,086)	$39.61

Balance at December 31, 2011	394,287	$39.04

        The weighted-average fair values of the shares granted under the Restricted Stock Plan during 2011, 2010 and 2009 were $50.37, $42.32 and $33.76, respectively.

(15) Employee Retirement Plans

  Retirement and Tax-Deferred Savings Plan

        The Retirement and Tax-Deferred Savings Plan ("401(k) Plan") is a profit sharing plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. Employees are eligible to participate in the 401(k) Plan on the first date of hire with respect to employee contributions and matching contributions. Each eligible employee begins to participate in the 401(k) Plan with respect to defined contributions as of the first day of the first month that begins on or after the eligible employee completes a twelve-month period of service during which the employee is credited with at least 1,000 hours of service.

        The 401(k) Plan allows for matching contributions to be made in both cash and stock. Matching contributions may be made in an amount that is based on a percentage of the employee's contributions for the calendar quarter up to 4% of the employee's base compensation. Participants of the 401(k) Plan are, at all times, 100% vested in the employee contribution account. Employer contributions allocated to a participant's account generally vest over six years of completed service. Expenses related to matching contributions for the 401(k) Plan for 2011, 2010 and 2009 were $24.8 million, $20.6 million and $25.4 million, respectively. In addition, expenses related to defined contributions made in common stock for the 401(k) Plan for 2011, 2010 and 2009 were $20.0 million, $16.6 million and $12.7 million, respectively.

  Defined Benefit Plans

        We sponsor several defined benefit pension plans primarily in the United States and the United Kingdom.

        In the U.S., we have three noncontributory defined benefit pension plans. Plan benefits in two of the plans are frozen while one plan remains active. Effective December 31, 2010, the active plan was amended to change the calculation of future benefits. Benefits are generally based on years of service and compensation during the span of employment.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee Retirement Plans (Continued)

        In the U.K., we assumed several defined benefit plans as part of our acquisition of Halcrow on November 10, 2011, including the Halcrow Pension Scheme, the Pension & Life Assurance Plan of Halcrow Fox & Associates Limited and a few smaller plans. These defined benefit plans have been closed to new entrants for many years. The information related to these plans is presented in the Non-U.S. Pension Plans columns of the tables below. We have completed preliminary actuarial valuations for these plans, however, our analysis is based on preliminary data received about the plans including plan participants. These estimates are subject to change during 2012.

  Benefit Expense

        The weighted average actuarial assumptions used to compute the net periodic pension expense are based upon information available as of the beginning of the year, as presented in the following table.

	U.S. Pension Plans
	2011	2010	2009
Discount rate	5.80%	5.90%	6.25%
Expected long-term rate of return on plan assets	7.50%	7.50%	8.00%
Rate of compensation increase	3.00%	4.00%	4.00%

        The components of the net periodic pension expense for the years ended December 31 are detailed below:

	U.S. Pension Plans			Non-U.S. Pension Plans
($ in thousands)	2011	2010	2009	2011
Service cost	$3,666	$5,579	$4,691	$320
Interest cost	10,585	10,692	9,870	5,969
Expected return on plan assets	(10,462)	(9,149)	(8,262)	(5,674)
Amortization of prior service cost (credits)	(783)	92	87	—
Recognized net actuarial loss	3,549	4,058	4,382	—

Net expense included in current income	$6,555	$11,272	$10,768	$615

  Benefit Obligations

        The measurement date used for the U.S. and non-U.S. defined benefit pension plans is December 31. The significant actuarial weighted average assumptions used to compute the projected benefit obligations for the defined benefit pension plans at December 31, are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2011	2010	2011
Discount rate	5.30%	5.80%	4.94%
Rate of compensation increase	3.00%	3.00%	4.10%

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee Retirement Plans (Continued)

        The discount rate assumption for the U.S. and U.K. defined benefit pension plans was determined using an actuarial bond model. The model assumes we purchase high quality, Aa-rated or better, corporate bonds such that the expected cash flow from the selected bond portfolio generally matches the timing of our projected benefit payments. The model develops the average yield on this portfolio of bonds as of the measurement date. This average yield is used as the discount rate.

        The following table summarizes the change in the projected benefit obligation and plan assets for the defined benefit pension plans for the years ended December 31:

	U.S. Pension Plans		Non-U.S. Pension Plans
($ in thousands)	2011	2010	2011
Benefit obligation at beginning of year	$187,595	$184,716	$—
Service cost	3,666	5,579	320
Interest cost	10,585	10,692	5,969
Actuarial loss	12,313	2,613	21,060
Plan amendments	—	(9,610)	—
Currency translation	—	—	(34,494)
Benefits paid	(8,409)	(6,395)	(3,262)
Liabilities assumed from the Halcrow acquisition and other	—	—	936,760

Benefit obligation at end of year	$205,750	$187,595	$926,353

Plan assets at beginning of year	$138,692	$122,588	—
Actual return on plan assets	(1,172)	14,426	10,371
Company contributions	12,380	8,073	2,279
Currency translation	—	—	(23,745)
Benefits paid	(8,409)	(6,395)	(3,262)
Assets obtained from the Halcrow acquisition and other	—	—	638,329

Fair value of plan assets at end of year	$141,491	$138,692	$623,972

        We expect to make contributions of approximately $35.0 million to $40.0 million to the defined benefit pension plans in 2012.

        The expected benefit payments for the U.S. and non-U.S. defined benefit pension plans are as follows:

($ in thousands)	U.S. Pension Plans	Non-U.S. Pension Plans
2012	$11,808	$39,967
2013	12,325	38,707
2014	13,367	39,503
2015	14,448	39,984
2016	15,476	41,274
2017-2021	85,135	225,117

	$152,559	$424,552

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee Retirement Plans (Continued)

  Benefit Plan Assets

        The target allocation for the U.S. pension plans and the weighted-average asset allocations for the defined benefit pension plans at December 31, 2011 and 2010 by asset category are set out below. For the non-U.S. pension plans, the targeted allocation of assets is generally related to the expected benefit payments over the next five to ten years. The target is to hold sufficient assets in fixed income securities to meet these cash flows. So as the benefit plan matures, an increasing proportion of plan assets will be held in fixed income securities.

	U.S. Pension Plans			Non-U.S. Pension Plans
	Target Allocation
		2011	2010	2011
Equity securities	60%	52%	54%	45%
Debt securities	40%	47%	45%	45%
Other	—	1%	1%	10%

Total	100%	100%	100%	100%

        The investment philosophy for the defined benefit pension plans is primarily to have the asset values and long-term rates of return exceed those of the relative benchmarks in order to protect and pay the expected future benefit payments to participants. Asset allocation decisions are made in an attempt to construct a total portfolio that achieves the desired expected risk and return needed to meet long term liabilities of the plans. For non-U.S. plans, the asset allocation decisions are often made by an independent board of trustees. In order to accomplish the investment philosophy and strategy, the benefit plan trustees monitor the asset classes allowed for investment, the strategic mix targets, and allowable ranges of such.

        Investments in domestic and international equity securities are utilized with the expectation that they will provide a higher rate of return than debt securities for periods in excess of five to ten years, albeit with greater risk. Investments in debt securities, such as government and corporate bonds of domestic and international entities, are utilized with the expectation that they are generally low in risk and can meet the shorter term cash flow needs of the plans.

        We use long-term historical actual return experience with consideration of the expected investment mix of the plan assets, as well as future estimates of long-term investment returns to develop the expected rate of return assumptions used in calculating the net periodic pension cost.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee Retirement Plans (Continued)

        The following tables summarize the fair values of our defined benefit pension plan assets by major asset category:

Non-U.S. Pension Plans

	Fair Value Measurement at December 31, 2011
($ in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$26,204	$26,204	$—	$—
Equity funds	297,655	7,058	290,597	—
Fixed income securities	268,862	122,196	146,666	—
International property fund	31,251	—	31,251	—

Total	$623,972	$155,458	$468,514	$—

U.S. Pension Plans

	Fair Value Measurement at December 31, 2011
($ in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$117	$117	$—	$—
Equity funds	74,448	—	74,448	—
Fixed income securities	66,926	—	66,926	—

Total	$141,491	$117	$141,374	$—

	Fair Value Measurement at December 31, 2010
($ in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity funds	$75,562	$—	$75,562	$—
Fixed income securities	63,130		63,130	—

Total	$138,692	$—	$138,692	$—

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee Retirement Plans (Continued)

  Funded Status

        The following table presents the underfunded status of the defined benefit pension plans at December 31:

	U.S. Pension Plans		Non-U.S. Pension Plans
($ in thousands)	2011	2010	2011
Projected benefit obligation	$205,750	$187,595	$926,353
Fair value of plan assets	141,491	138,692	623,972

Underfunded status	$(64,259)	$(48,903)	$(302,381)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$74,245	$53,848	$14,837
Net prior service cost (credits)	(8,662)	(9,446)	—

Total	$65,583	$44,402	$14,837

Amounts to be recognized in the following year as a component of net periodic pension expense:
Net actuarial loss	$5,546	$3,550	—
Net prior service cost	(781)	(783)	—

Total	$4,765	$2,767	—

Additional information:
Accumulated benefit obligation	$200,735	$182,065	$922,497

        The liability for the underfunded status is included in long-term employee related liabilities on the consolidated balance sheets.

  Other Postretirement Benefits

        We sponsor a medical benefit plan for retired employees of certain subsidiaries. The plan is contributory, and retiree premiums are based on years of service at retirement. The benefits contain limitations and a cap on future cost increases. We fund postretirement medical benefits on a pay-as-you-go basis. Effective December 31, 2009, the plan was modified impacting the eligibility criteria, the cost, and the events of termination regarding the retiree medical coverage. Additionally, we have a frozen non-qualified pension plan that provides additional retirement benefits to certain senior executives that remained employed and retired from CH2M HILL on or after age 65.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee Retirement Plans (Continued)

        The non-qualified pension and postretirement healthcare benefit payments, including expected future services, are expected to be paid from plan assets and operating cash flows as follows:

($ in thousands)	Non-Qualified Pension Plan	Postretirement Benefit Plans
2012	$100	$2,467
2013	93	2,707
2014	87	3,019
2015	81	3,322
2016	75	3,637
2017-2021	301	21,888

	$737	$37,040

  Benefit Expense

        The measurement date used for non-qualified pension and other postretirement benefit plans is December 31. The actuarial assumptions used to compute the non-qualified pension benefit expense and postretirement benefit expense are based upon information available as of the beginning of the year, as presented in the following table.

	Non-Qualified Pension Plan			Postretirement Benefit Plans
	2011	2010	2009	2011	2010	2009
Actuarial assumptions at beginning of year:
Discount rate	5.80%	5.90%	6.25%	5.80%	5.90%	6.25%
Initial healthcare costs trend rate	na	na	na	na	na	5.99%
Ultimate healthcare cost trend rate	na	na	na	na	na	4.50%
Year ultimate trend rate is reached	na	na	na	na	na	2011

na—not applicable

        The components of the non-qualified pension benefit expense and postretirement benefit expense for the years ended December 31 are detailed below:

	Non-Qualified Pension Plan			Postretirement Benefit Plans
($ in thousands)	2011	2010	2009	2011	2010	2009
Service cost	$—	$—	$—	$1,971	$2,878	$3,327
Interest cost	34	36	38	2,519	2,340	2,181
Amortization of transition obligation	—	—	—	349	349	349
Amortization of prior service costs	—	—	—	354	354	387
Recognized gain due to curtailment	—	—	—	—	—	(1,052)
Recognized net actuarial loss (gain)	12	9	3	50	(3)	(1)

Net expense included in current income	$46	$45	$41	$5,243	$5,918	$5,191

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee Retirement Plans (Continued)

        The gain recognized in 2009 due to the curtailment in the postretirement benefit plans represents a decrease in the accrued benefit obligation of $2.8 million, accelerated recognition of previously unrecognized loss of $0.2 million, and accelerated recognition of previously unrecognized prior service cost of $1.5 million.

        The discount rate used to compute the benefit obligations for the non-qualified pension plan and postretirement benefit plans at December 31, 2011 and 2010 were 5.30% and 5.80%, respectively.

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

        The following table summarizes the change in benefit obligation and change in plan assets for the non-qualified pension and postretirement benefit plans for the years ended December 31:

	Non-Qualified Pension Plan		Postretirement Benefit Plans
($ in thousands)	2011	2010	2011	2010
Benefit obligation at beginning of year	$628	$651	$44,980	$40,281
Service cost	—	—	1,971	2,878
Interest cost	34	36	2,519	2,340
Plan contributions	—	—	1,404	1,272
Actuarial loss (gain)	214	32	(680)	1,388
Benefits paid	(106)	(91)	(3,373)	(3,179)

Benefit obligation at end of year	$770	$628	$46,821	$44,980

        We have instituted caps on the potential growth of our retiree healthcare costs. Based on expected costs for 2012, the retiree healthcare cost caps are expected to be reached in 2012 and apply in all future years. As healthcare costs continue to increase, these caps are intended to remain in force at current levels. As a result, a 1% change in the health care cost trends has no impact on the postretirement benefit obligation or costs.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Employee Retirement Plans (Continued)

  Funded Status

        The following table presents the underfunded status of the non-qualified pension and postretirement benefit plans at December 31:

	Non-Qualified Pension Plan		Postretirement Benefit Plans
($ in thousands)	2011	2010	2011	2010
Projected benefit obligation	$770	$628	$—	$—
Accumulated benefit obligation	—	—	46,821	44,980

Underfunded status	$(770)	$(628)	$(46,821)	$(44,980)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$365	$163	$4,213	$4,943
Net prior service cost	—	—	285	638
Transition obligation	—	—	100	449

Total	$365	$163	$4,598	$6,030

Amounts to be recognized in the following year as a component of net periodic cost:
Net actuarial loss	$36	$13	$—	$50
Transition obligation	—	—	100	349
Net prior service cost	—	—	341	353

Total	$36	$13	$441	$752

  Multiemployer Plans

        We participate in various multiemployer pension plans for certain employees represented by labor unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements, generally based on the number of hours worked. We made contributions to the various plans totaling approximately $4.3 million, $6.5 million and $11.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        We have employees who participate in benefit plans with the U.S. Department of Energy for which information is not provided because we are not responsible for the current or future funded status of those plans.

(16) Segment Information

        Effective January 1, 2011, we reorganized our reporting structure under which our chief operating decision maker makes strategic and operating decisions with regard to assessing performance and allocating resources. As a result, our Industrial Systems business was divided based upon its operations and absorbed within our Environmental Services business and Water business. Our Water business operations were then grouped with the Energy business creating the Energy and Water ("E&W") segment. Our Environmental Services business was then combined with our Nuclear business and our Government Facilities and Infrastructure business and reflected in the new Government, Environment

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Segment Information (Continued)

and Nuclear ("GEN") segment. Lastly, our Transportation business, Operations and Maintenance business and Industrial and Advanced Technology business were grouped together to form the Facilities and Infrastructure ("F&I") segment.

        Within our E&W segment, our Energy business primarily focuses on providing services to a comprehensive range of private sector clients and utilities, while our Water business primarily provides services to state and local governments. Our GEN segment primarily provides a comprehensive range of services to various U.S. federal government agencies and foreign governments as well as some private industries. Our F&I segment primarily provides a comprehensive range of services to various state, local and provincial governments and also a select group of private industry clients.

        We evaluate performance based on several factors, of which the primary financial measure is operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We use operating income as our measurement of segment profit. Corporate expenses, including costs for centralized management activities, are not allocable to individual operating segments and are included in "Other" below. These costs primarily include expenses associated with administrative functions such as executive management, legal, and general business development efforts.

        Certain financial information for each segment is provided below (in thousands):

2011	Government, Environment and Nuclear	Facilities and Infrastructure	Energy and Water	Other	Financial Statement Balances
Revenue from external customers	$2,191,243	$1,372,125	$1,991,865	$—	$5,555,233
Equity in earnings of joint ventures and affiliated companies	$35,809	$20,905	$7,763	$—	$64,477
Depreciation and amortization	$6,161	$6,868	$35,186	$—	$48,215
Operating income (loss)	$78,970	$65,523	$62,119	$(21,459)	$185,153
Segment assets	$1,664,084	$504,205	$526,566	$—	$2,694,855
Goodwill	$—	$384,766	$118,523	$—	$503,289

2010	Government, Environment and Nuclear	Facilities and Infrastructure	Energy and Water	Other	Financial Statement Balances
Revenue from external customers	$2,218,368	$1,224,579	$1,979,854	$—	$5,422,801
Equity in earnings of joint ventures and affiliated companies	$35,116	$22,861	$10,536	$—	$68,513
Depreciation and amortization	$5,414	$5,247	$51,650	$—	$62,311
Operating income (loss)	$94,840	$34,137	$58,818	$(13,032)	$174,763
Segment assets	$936,526	$358,477	$672,077	$—	$1,967,080
Goodwill	$—	$11,831	$118,523	$—	$130,354

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Segment Information (Continued)

2009	Government, Environment and Nuclear	Facilities and Infrastructure	Energy and Water	Other	Financial Statement Balances
Revenue from external customers	$1,931,093	$1,243,516	$2,324,709	$—	$5,499,318
Equity in earnings of joint ventures and affiliated companies	$30,635	$21,367	$13,537	$—	$65,539
Depreciation and amortization	$6,105	$6,211	$68,573	$—	$80,889
Operating income (loss)	$93,985	$28,576	$65,264	$(13,294)	$174,531
Segment assets	$804,885	$427,355	$715,782	$—	$1,948,022
Goodwill	$—	$11,831	$118,523	$—	$130,354

        We derived approximately 35%, 37% and 35% of our total revenues from contracts with the U.S. federal government in the years ended December 31, 2011, 2010 and 2009, respectively.

        Although we provide services in numerous countries, no single country outside of the U.S. accounted for 10% or greater of the total consolidated revenue. Total U.S. and international revenue for the years ended December 31 were as follows:

($ in thousands)	2011	2010	2009
U.S.	$4,185,501	$4,274,155	$4,525,613
International	1,369,732	1,148,646	973,705

Total	$5,555,233	$5,422,801	$5,499,318

(17) Commitments and Contingencies

        We maintain a variety of commercial commitments that are generally made available to provide support for various provisions in our engineering and construction contracts. Letters of credit are provided to clients in the ordinary course of the contracting business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. We also post surety bonds, which are contractual agreements issued by a surety, for the purpose of guaranteeing our performance on contracts. Bid bonds are also issued by a surety to protect owners and are subject to full or partial forfeiture for failure to perform obligations arising from a successful bid.

        Commercial commitments outstanding as of December 31, 2011 are summarized below:

	Amount of Commitment Expiration Per Period
($ in thousands)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed
Letters of credit	$71.6	$18.3	$0.7	$—	$90.6
Bank guarantees	15.7	9.0	6.0	17.0	47.7
Surety and bid bonds	894.5	628.0	34.4	—	1,556.9

Total	$981.8	$655.3	$41.1	$17.0	$1,695.2

        In connection with the acquisition of VECO, the purchase agreement established a holdback contingency of $70.0 million for tax indemnifications and the potential future payment of certain contingencies that may arise after the date of acquisition. Since the date of acquisition, we have made

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Commitments and Contingencies (Continued)

distributions to the sellers of VECO and paid expenses on their behalf which were deemed distributions of the holdback contingency. Upon resolution of the remaining outstanding items, we will likely incur costs which will be paid out of the holdback funds with any remaining amount being remitted to the sellers of VECO. Additionally, under the terms of the BAH acquisition agreement, we held back $2.9 million of the purchase price, for the payment and discharge of any indemnification claims payable as a result of inaccuracies or breach of representations or warrants made by BAH as defined under the terms of the purchase agreement. The holdback contingency is payable to BAH, 50% on the one year anniversary of the closing and the remainder at the eighteen month anniversary. Interest accrues on the outstanding balance at the rate stated in the purchase agreement. At December 31, 2011 and 2010, the outstanding balance payable under the holdback contingencies was $41.3 million and $46.7 million, respectively.

        We are party to various contractual guarantees and legal actions arising in the normal course of business. Because a large portion of our business comes from the U.S. federal government and various federal agencies, state and municipal sources, the company's procurement and certain other practices at times are subject to review and investigation by U.S. and state attorneys offices. Such state and U.S. federal government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. federal government contracting. These investigations often take years to complete and many result in no adverse action or alternatively could result in settlement. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcomes of pending proceedings and legal actions are often difficult to predict, our management believes that proceedings and legal actions currently pending would not result in a material adverse effect on the company's results of operations or financial condition even if the final outcome is adverse to us.

        Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover CH2M HILL's liabilities, if any, with regard to such claims. Any amounts that are probable of payment by the company are accrued when such amounts are estimable. As of December 31, 2011 and 2010, accruals for potential estimated claim liabilities were $34.1 million and $28.9 million, respectively.

        In April of 2010, we were notified that the U.S. Attorney's Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. As part of its investigation, the U.S. Attorney's Office raised the possibility of civil and/or criminal charges for possible violations arising from our overtime practices on this project. We are fully cooperating with the investigation and will continue to work to resolve this matter. In addition, two former CH2M HILL Hanford employees pleaded guilty in United States District Court on a felony charge related to time card falsification. We have reasons to believe that these pleas are related to the investigation. At this time we do not believe that a loss in excess of the amount accrued would have a material impact on our consolidated financial statements.

        In connection with the Halcrow acquisition, we assumed a lease obligation for office space which was entered into by a Halcrow subsidiary in 1981 and was previously occupied and used as one of their primary office locations. However, Halcrow subsequently vacated the space and, at the date of

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Commitments and Contingencies (Continued)

acquisition, had no involvement with the property and was not using any portion of the building. The lease requires Halcrow to continue to make lease payments until 2080 with clauses that require the rent to escalate with market conditions. We are currently attempting to obtain a third party determination of the fair value of this lease obligation in order to complete the purchase accounting for the Halcrow acquisition.

(18) Quarterly Financial Information (unaudited)

        Our quarterly financial information for the years ended December 31, 2011 and 2010 is as follows:

(In thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the Year Ended
2011
Revenue	$1,268,095	$1,360,571	$1,504,294	$1,422,273	$5,555,233
Operating income	42,289	62,044	40,457	40,363	185,153
Net income attributable to CH2M HILL	23,558	40,367	26,328	23,044	113,297
Net income per common share
Basic	$0.77	$1.31	$0.85	$0.74	$3.68
Diluted	$0.75	$1.29	$0.84	$0.73	$3.60
2010
Revenue	$1,235,579	$1,341,088	$1,399,063	$1,447,071	$5,422,801
Operating income	26,859	62,016	46,362	39,526	174,763
Net income attributable to CH2M HILL	14,332	31,732	25,293	22,338	93,695
Net income per common share
Basic	$0.45	$1.00	$0.81	$0.71	$2.98
Diluted	$0.44	$0.98	$0.79	$0.69	$2.91

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, Douglas County, State of Colorado, on February 29, 2012.

CH2M HILL COMPANIES, LTD.
By:	/s/ MICHAEL A. LUCKI Michael A. Lucki Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated, through their attorney-in-fact as appointed in the power of attorney of February 9, 2012 included as Exhibit 24.1 filed herewith.

Signature	Title	Date

/s/ LEE A. MCINTIRE Lee A. McIntire	Chief Executive Officer (Principal Executive Officer)	February 29, 2012
/s/ MICHAEL A. LUCKI Michael A. Lucki	Chief Financial Officer (Principal Financial Officer)	February 29, 2012
/s/ JOANN SHEA JoAnn Shea	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2012
* Manuel E. Aguirre	Director	February 29, 2012
* Robert W. Bailey	Director	February 29, 2012
* Robert G. Card	Director	February 29, 2012
* Jerry D. Geist	Director	February 29, 2012
* Charles O. Holliday, Jr.	Director	February 29, 2012
* Michael A. Lucki	Director	February 29, 2012
* Michael E. McKelvy	Director	February 29, 2012
* Georgia R. Nelson	Director	February 29, 2012

Signature	Title	Date

* Jacqueline C. Rast	Director	February 29, 2012
* Nancy R. Tuor	Director	February 29, 2012
* Barry L. Williams	Director	February 29, 2012

*By:	/s/ MICHAEL A. LUCKI Michael A. Lucki, as attorney-in-fact