Form 10-Q
period 2012-03-31
CH2M HILL COMPANIES LTD
filed 2012-05-10
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of April 27, 2012 was 31,480,807.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$189,146	$208,266
Available-for-sale securities	2,951	2,356
Receivables, net—
Client accounts	687,176	703,062
Unbilled revenue	465,728	448,553
Other	32,230	39,095
Income tax receivable	41,900	43,324
Deferred income taxes	70,193	69,370
Prepaid expenses and other current assets	81,889	48,622
Total current assets	1,571,213	1,562,648
Investments in unconsolidated affiliates	118,730	103,871
Property, plant and equipment, net	181,227	179,722
Goodwill	507,915	503,289
Intangible assets, net	163,599	159,777
Deferred income taxes	130,359	128,743
Employee benefit plan assets and other	59,955	56,805
Total assets	$2,732,998	$2,694,855
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,582	$11,334
Accounts payable and accrued subcontractor costs	380,170	398,332
Billings in excess of revenue	421,389	393,754
Accrued payroll and employee related liabilities	313,278	315,650
Other accrued liabilities	192,848	227,539
Total current liabilities	1,316,267	1,346,609
Pension and other employee related liabilities	480,275	466,939
Long-term debt	134,711	81,474
Other long-term liabilities	113,980	133,520
Total liabilities	2,045,233	2,028,542
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,386,941 and 31,050,654 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	314	311
Additional paid-in capital	—	—
Retained earnings	724,933	717,103
Accumulated other comprehensive loss	(48,087)	(60,855)
Total CH2M HILL common stockholders’ equity	677,160	656,559
Noncontrolling interests	10,605	9,754
Total equity	687,765	666,313
Total liabilities and stockholders’ equity	$2,732,998	$2,694,855

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Gross revenue	$1,401,944	$1,268,095
Equity in earnings of joint ventures and affiliated companies	9,178	12,067
Operating expenses:
Direct cost of services and overhead	(1,110,068)	(1,027,936)
General and administrative	(291,450)	(209,937)
Operating income	9,604	42,289
Interest income (expense):
Interest income and other	270	407
Interest expense	(1,083)	(977)
Income before provision for income taxes	8,791	41,719
Provision for income taxes	(2,944)	(11,735)
Net income	5,847	29,984
Less: Income attributable to noncontrolling interests	(723)	(6,426)
Net income attributable to CH2M HILL	$5,124	$23,558
Net income attributable to CH2M HILL per common share:
Basic	$0.16	$0.77
Diluted	$0.16	$0.75
Weighted-average number of common shares:
Basic	31,237,032	30,709,778
Diluted	31,801,426	31,362,420

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net Income	$5,847	29,984
Other comprehensive income, net of tax:
Net cumulative translation adjustment	12,408	3,348
Unrealized gain on available-for-sale investments and other	360	355
Other comprehensive income, net of tax	12,768	3,703
Comprehensive income	18,615	33,687
Less: comprehensive income attributable to noncontrolling interests	(723)	(6,426)
Comprehensive income attributable to CH2M HILL	$17,892	$27,261

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$5,847	$29,984
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,286	13,704
Stock-based employee compensation expense	15,188	18,291
Loss on disposal of property, plant and equipment	208	34
Allowance for doubtful accounts	192	1,336
Deferred income taxes	(2,819)	(10,800)
Undistributed earnings from unconsolidated affiliates	(9,178)	(12,067)
Distributions of income from unconsolidated affiliates	7,001	2,127
Change in assets and liabilities:
Receivables and unbilled revenue	(280)	36,252
Prepaid expenses and other	(35,831)	(16,752)
Accounts payable and accrued subcontractor costs	(17,329)	(22,283)
Billings in excess of revenue	29,133	(17,177)
Accrued payroll and employee related liabilities	6,650	5,647
Other accrued liabilities	(34,281)	(9,089)
Current income taxes receivable	1,424	(23,347)
Long term employee related liabilities and other	(15,407)	3,744
Net cash used in operating activities	(30,196)	(396)
Cash flows from investing activities:
Capital expenditures	(8,790)	(6,533)
Investments in unconsolidated affiliates	(11,694)	(16,160)
Distributions of capital from unconsolidated affiliates	—	6,765
Proceeds from sale of property, plant and equipment	15	563
Net cash used in investing activities	(20,469)	(15,365)
Cash flows from financing activities:
Borrowings on long-term debt	320,200	16
Payments on line of credit and long-term debt	(269,795)	(4,344)
Repurchases and retirements of common stock	(24,807)	(32,298)
Acquisition payments	(7,502)	—
Excess tax benefits from stock-based compensation	3,304	3,740
Net contributions from/(distributions to) noncontrolling interests	126	(9,187)
Net cash provided by/(used in) financing activities	21,526	(42,073)
Effect of exchange rates on cash	10,019	1,874
Decrease in cash and cash equivalents	(19,120)	(55,960)
Cash and cash equivalents, beginning of period	208,266	290,405
Cash and cash equivalents, end of period	$189,146	$234,445
Supplemental disclosures:
Cash paid for interest	$957	$683
Cash paid for income taxes	$4,082	$38,800

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Business

CH2M HILL Companies, Ltd. and subsidiaries (“We”, “CH2M HILL” or the “Company”) is a project delivery firm founded in 1946. We are a large employee-controlled professional engineering services firm providing engineering, construction, consulting, design, design-build, procurement, engineering-procurement-construction (“EPC”), operations and maintenance, program management and technical services to U.S. federal, state, municipal and local government agencies, national governments, as well as private industry and utilities, around the world. A substantial portion of our professional fees are derived from projects that are funded directly or indirectly by government entities.

On November 10, 2011, we purchased all the share capital of Halcrow Holdings Limited (“Halcrow”). Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure and buildings. Halcrow’s 6,000 employees provide services to its clients in the United Kingdom, Middle East, Canada, the United States, China, India, Australia, South America, and Europe. See Note 5 for further details.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based off of unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs ultilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based off of significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. There were no significant transfers between levels during the period ended March 31, 2012.

Available-for-Sale Securities

Available-for-sale securities are carried at fair value, with unrecognized gains and losses reported in accumulated other comprehensive loss, net of taxes. Losses on available-for-sale securities are recognized when a loss is determined to be other than temporary or when realized. The fair value of available-for-sale securities is estimated using Level 1 inputs.

Derivative instruments

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as, intercompany trade balances among entities with differing currencies. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value on the consolidated balance sheets in other receivables or other accrued liabilities, as applicable. The periodic change in the fair value of the derivative instruments is recognized in earnings.

Stockholders’ Equity

The changes in stockholders’ equity for the three months ended March 31, 2012 are as follows (in thousands):

	Shares	Amount
Stockholders’ equity, December 31, 2011	31,051	$666,313
Net income attributable to CH2M HILL	—	5,124
Shares issued and to be issued in connection with stock-based compensation and employee benefit plans	644	27,518
Shares and share equivalents purchased, retired and cancelled	(308)	(24,807)
Other comprehensive income, net of tax	—	12,768
Income attributable to noncontrolling interests	—	723
Net contributions from noncontrolling interests	—	126
Stockholders’ equity, March 31, 2012	31,387	$687,765

Comprehensive Income

Comprehensive income includes foreign currency translation adjustments, benefit plan adjustments, and unrealized gains on available-for-sale securities that have been reflected as a component of stockholders’ equity and have not impacted net income. The following table summarizes the components of comprehensive income attributable to CH2M HILL for the three months ended March 31, 2012 (in thousands):

	Foreign Currency Items	Unrealized Gains on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Accumulated other comprehensive income/(loss), December 31, 2011	$(1,737)	$987	$(60,105)	$(60,855)
Current period other comprehensive income	12,408	360	—	12,768
Accumulated other comprehensive income/(loss), March 31, 2012	$10,671	$1,347	$(60,105)	$(48,087)

Stock-Based Compensation Plans

Stock Option Plan

We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three months ended March 31, 2012 was $6.38, compared to $7.42 for the same period in the prior year.

We estimate the expected term of options granted based on historical experience of employee exercise behavior. We estimate the volatility of our common stock by using the weighted-average of historical volatility over the same period as the option term. We use the treasury yield curve rates for the risk-free interest rate in the option valuation model with maturities similar to the expected term of the options. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite vesting periods of the awards.

The total compensation cost recognized for stock-based payments for stock options was $1.6 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively.

Incentive Plans

The Long Term Incentive Plan (“LTIP”) rewards certain executives and senior leaders for the creation of value in the organization through the achievement of specific long-term (three year) goals of earnings growth and strategic initiatives. The Compensation Committee of the Board reviews and endorses participation in the LTIP in any program year and a new plan is established each year. Compensation expense related to common stock awards under the LTIP amounted to $1.0 million and $2.7 million for the three months ended March 31, 2012 and 2011, respectively.

Restricted Stock Plan

The Restricted Stock Plan provides participants with added incentives to continue in the long-term service of our Company. The awards are made for no consideration and vest over various periods, but are considered outstanding at the time of grant. We recognize compensation costs, net of forfeitures, over the vesting term based on the fair value of the restricted stock at the date of grant. The amount of compensation expense recognized under the Restricted Stock Plan was $2.0 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively.

Retirement and Tax-Deferred Savings Plan

The Retirement and Tax-Deferred Savings Plan (“401(k) Plan”) is a profit sharing plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement.

The 401(k) Plan allows for matching contributions to be made in both cash and stock. Matching contributions may be made in an amount that is based on a percentage of the employee’s contributions for the calendar quarter up to 4% of the employee’s base compensation.  In addition, we have elected to make optional defined contributions to the 401(k) Plan which are estimated each quarter based on 2% of the employee’s base compensation.  Expenses related to matching contributions and defined contributions made in common stock for the 401(k) Plan were $10.6 million and $12.0 million for the three months ended March 31, 2012 and 2011, respectively.

Other

In addition to the stock-based compensation plans discussed above, we issued $1.2 million of other stock-based compensation for the three months ended March 31, 2011.

Recently Adopted Accounting Standards

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which changes the financial reporting of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU 2011-05 became effective for our interim and annual periods beginning January 1, 2012 and have been applied retrospectively.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuations standards or affect valuation practices outside of financial reporting. The amendments in ASU 2011-04 became effective for our interim and annual periods beginning January 1, 2012. The adoption of the provisions of ASU 2011-04 did not have a material impact on our consolidated financial position or results of operations.

(2) SEGMENT INFORMATION

As a result of streamlining our business and reducing overhead costs, we decided to reorganize our reporting structure under which our chief operating decision maker regularly reviews operating results and makes strategic and operating decisions with regards to assessing performance and allocating resources. Therefore, we formed the Energy, Water, and Facilities (“EWF”) segment and the Government, Environment, and Infrastructure (“GEI”) segment.  The reporting units that were included in the Energy and Water segment in 2011 were moved to the EWF segment and the reporting units included in the Government, Environment and Nuclear segment in 2011 were moved to the GEI segment.  Reporting units that were previously included in the Facilities and Infrastructure segment were allocated to either the EWF or GEI segment accordingly.  We believe this new organizational structure will help us capitalize on cross-market synergies, consolidate our service offerings and optimize our client management process. These changes began on January 1, 2012 and prior period amounts have been adjusted to conform to the current year presentation.

Certain financial information relating to the three months ended March 31, 2012 and 2011 for each segment is provided below (in thousands):

Three Months Ended March 31, 2012	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$769,161	$632,783	$—	$1,401,944
Equity in earnings of joint ventures and affiliated companies	2,877	6,301	—	9,178
Operating income (loss)	15,915	(2,409)	(3,902)	9,604

Three Months Ended March 31, 2011	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$592,255	$675,840	$—	$1,268,095
Equity in earnings of joint ventures and affiliated companies	$1,492	$10,575	—	12,067
Operating income (loss)	22,555	23,110	(3,376)	42,289

The Corporate segment includes corporate expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, corporate development and initiatives, tax and investor relations.

(3) EARNINGS PER SHARE

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

The following table is a reconciliation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income attributable to CH2M HILL	$5,124	$23,558
Denominator:
Basic net income per share—weighted-average common shares outstanding	31,237	30,710
Dilutive effect of common stock equivalents	564	652
Diluted net income per share—adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	31,801	31,362
Basic net income attributable to CH2M HILL per common share	$0.16	$0.77
Diluted net income attributable to CH2M HILL per common share	$0.16	$0.75

(4) VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS

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

We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a variable interest entity (“VIE”). A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities that are made. Most of the VIEs with which our company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. As of March 31, 2012, total assets of VIEs that were consolidated were $76.8 million and liabilities were $44.4 million.

We recorded investments in unconsolidated affiliates of $118.7 million and $103.9 million at March 31, 2012 and December 31, 2011, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus those entities’ undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

As of March 31, 2012, the total assets of VIEs that were not consolidated were $278.1 million and total liabilities were $224.1 million. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

(5) ACQUISITIONS

On July 29, 2011, we acquired Booz Allen Hamilton’s State and Local Government Transportation and Consulting (“BAH”) business. The purchase price was $28.5 million adjusted for working capital and other purchase price adjustments and was paid in cash. We have performed an analysis of the fair market value of the tangible assets and liabilities we assumed as well as any identifiable intangible assets purchased. Included in the intangible assets acquired is the estimated fair value of customer relationships of $8.8 million and contracted backlog of $1.2 million, with useful lives of seven and three years, respectively. In addition, we recorded $10.5 million in goodwill related to the acquisition. The results of operations for this acquisition are reported in the GEI operating segment after the date of the acquisition.

On November 10, 2011, we purchased all the share capital of Halcrow Holdings Limited (“Halcrow”) for approximately £124.0 million ($197.3 million). Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure and buildings. Halcrow has 6,000 employees who provide services to its clients in the United Kingdom, Middle East, Canada, the United States, China, India, Australia, South America, and Europe. Halcrow’s clients include public and private-sector organizations around the world, including local, regional and national governments, asset owners, international funding agencies, regulators, financial institutions, contractors, developers and operators.

The purchase price was paid to the selling stockholders of Halcrow in the form of $41.7 million of cash, $18.8 million of common stock of CH2M HILL, based on the stock price on the closing date, and $136.8 million of notes payable which were satisfied in full in December 2011.

We performed an initial purchase price allocation for these acquisitions based on our current assessment and estimates of fair values; however, we are currently in the process of evaluating the fair values of certain assets acquired and liabilities assumed. We are completing the estimations of fair values including assessments of tax assets and liabilities, valuations of pension-related assets and liabilities, determinations of fair value of facilities leases and financial guarantees and other items that may affect the allocation of the purchase price. As such, the Halcrow purchase price allocation below is preliminary and is subject to change when the procedures are completed, and certain of the final fair value determinations could result in significant adjustments to the carrying value of assets, liabilities and goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed from Halcrow as of the purchase date:

($ in thousands)
Current assets	$249,117
Property, plant and equipment	27,294
Intangible assets	124,700
Goodwill	369,112
Other long-term assets	8,493
Total assets acquired	778,716

Current liabilities	(184,029)
Debt	(80,874)
Pension liabilities	(293,819)
Other long-term liabilities	(22,736)
Total liabilities assumed	(581,458)
Net assets acquired	$197,258

Included in the intangible assets is the fair value for customer relationships, contracted backlog and the tradename valued at $93.6 million, $19.1 million and $12.0 million, respectively. Customer relationships, contracted backlog and the tradename will be amortized over their useful lives of six, four and ten years, respectively.

(6) GOODWILL AND INTANGIBLE ASSETS

The following table presents the changes in goodwill:

($ in thousands)	March 31, 2012	December 31, 2011
Balance at beginning of period	$503,289	$130,354
Acquisitions	—	386,267
Foreign currency translation	11,240	(13,332)
Purchase price adjustments	(6,614)	—
Balance at end of period	$507,915	$503,289

Purchase price adjustments for the period ended March 31, 2012 primarily relate to the revision of the valuation of intangible assets acquired in the Halcrow acquisition which increased the cost basis of identifiable intangible assets and decreased the amounts ascribed to goodwill.  The purchase price adjustments were not retrospectively recorded in the goodwill balance as of December 31, 2011 due to the insignificant amount of the adjustments.

Intangible assets with finite lives consist of the following:

($ in thousands)	Cost	Accumulated Amortization	Net finite-lived intangible assets
March 31, 2012
Contracted backlog	$80,424	$(61,657)	$18,767
Customer relationships	157,540	(44,422)	113,118
Tradename	32,863	(1,149)	31,714
Total finite-lived intangible assets	$270,827	$(107,228)	$163,599
December 31, 2011
Contracted backlog	$78,071	$(59,737)	$18,334
Customer relationships	147,450	(37,433)	110,017
Tradename	11,145	(45)	11,100
Total finite-lived intangible assets	$236,666	$(97,215)	$139,451

All intangible assets are being amortized over their expected lives up to ten years. Included in the March 31, 2012 balance above is a tradename valued at $20.3 million which we began amortizing in 2012 over a period of seven years, due to a change in estimate of the useful life of the tradename. This tradename was classified as an indefinite-lived intangible asset as of December 31, 2011; therefore, it was not included in the table above as of that date. The amortization expense reflected in the consolidated statements of income totaled $10.0 million and $2.1 million for the three months ended March 31, 2012 and 2011, respectively. The $7.9 million increase in amortization expense primarily relates to the intangible assets acquired in our purchase of Halcrow. All intangible assets are expected to be fully amortized in 2021.

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

($ in thousands)	March 31, 2012	December 31, 2011
Land	$22,936	$22,615
Building and land improvements	84,118	82,786
Furniture and fixtures	21,427	20,679
Computer and office equipment	92,258	89,345
Field equipment	113,521	110,885
Leasehold improvements	81,206	78,874
	415,466	405,184
Less: Accumulated depreciation	(234,239)	(225,462)
Net property, plant and equipment	$181,227	$179,722

Depreciation expense reflected in the consolidated statements of income was $9.3 million and $11.6 million for the three months ended March 31, 2012 and 2011, respectively.

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

The estimated fair values of our company’s financial instruments where carrying values do not approximate fair value are as follows:

	March 31, 2012		December 31, 2011
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable	$13,361	$11,659	$13,750	$12,207
Equipment financing	10,686	9,897	13,764	12,923
Stockholder notes payable	277	256	294	272

The fair value of marketable securities classified as available-for-sale, which totaled $3.0 million and $2.4 million at March 31, 2012 and December 31, 2011, respectively, were valued based on Level 1 inputs whereby a readily determinable market value exists for the specific asset.

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. At March 31, 2012, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond five years. At March 31, 2012, derivative assets and liabilities recorded were insignificant.  At December 31, 2011, derivative assets and liabilities recorded amounted to $6.7 million and $6.6 million, respectively.

(9) EMPLOYEE BENEFIT PLAN ASSETS

We have investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair market value primarily using Level 2 inputs. As of March 31, 2012 and December 31, 2011, the fair market value of these assets were $56.7 million and $53.0 million, respectively, and are included in employee benefit plan assets and other on the consolidated balance sheets.

(10) LINE OF CREDIT AND LONG TERM DEBT

On December 6, 2010, we entered into a Credit Agreement providing for an unsecured revolving Credit Facility (the “Credit Facility”) in an amount up to $600.0 million.  We entered into an amendment to the original Credit Agreement on September 27, 2011 which provides for modifications to certain covenants and other provisions of the Credit Agreement to take into account the acquisition of Halcrow. On April 19, 2012, we amended and restated this agreement for the purposes of increasing the size of the Credit Facility to $900.0 million, extending the maturity to April 19, 2017, increasing the sub-facilities as well as improving our borrowing rates. Under the terms of the revised agreement we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $200 million.  The revised credit facility has a subfacility for the issuance of standby letters of credit in a face amount up to $500.0 million, compared to $300.0 million in the original agreement and a subfacility up to $300.0 million for multicurrency borrowings, which is unchanged from the original agreement.

Revolving loans under the Credit Facility bear interest, at our option, at a rate equal to either (i) the base rate plus a margin based on our consolidated leverage ratio or (ii) the eurodollar rate, based on interest periods of one, two, three or six months, plus a margin based on our consolidated leverage ratio. The base rate is defined as the highest of (i) the “Federal Funds Rate,” as published from time to time by the Federal Reserve Bank of New York, plus 0.5%, (ii) the Agent’s “prime rate” in effect from time to time, and (iii) the one month LIBOR rate in effect from time to time, plus 1.0%.  Our “consolidated leverage ratio” on any date is the ratio of our consolidated total funded debt to our consolidated adjusted earnings before interest, taxes, depreciation and amortization for the preceding four fiscal quarters.  The definition of consolidated adjusted earnings before interest, taxes, depreciation and amortization was amended to allow for the addition of, among other things, all expenses associated with the non-cash portion of all stock-based compensation.  We are also obligated to pay other closing fees, commitment fees and letter of credit fees customary for a credit facility of this size and type.  Under the terms of the revised agreement, the margin added to either the base rate or the eurodollar rate has decreased, which provides us with access to capital at lower overall borrowing rates.

Both the original and revised credit agreements contain customary representations and warranties and conditions to borrowing. They also include customary affirmative and negative covenants, including covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, enter into transactions with affiliates, and make certain kinds of payments, in each case subject to customary exceptions for credit facilities of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of March 31, 2012, we were in compliance with the covenants required by the Credit Agreement. There can be no assurance that the capacity under this facility will be adequate to fund future operations or acquisitions we may pursue from time to time.  The remaining borrowing capacity under the original Credit Facility was $359.9 million as of March 31, 2012.  If we had entered into the revised Credit Facility as of March 31, 2012, our remaining borrowing capacity would have been $534.7 million as of March 31, 2012.

At March 31, 2012, we had $119.0 million in outstanding borrowings on the original Credit Facility. The average rate of interest charged on that balance was 2.12% as of March 31, 2012. Issued and outstanding letters of credit of $100.7 million were reserved against the Credit Facility at March 31, 2012, compared to $90.6 million at December 31, 2011.

Our nonrecourse and other long-term debt consists of the following:

($ in thousands)	March 31, 2012	December 31, 2011
Nonrecourse:
Mortgage payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$11,170	$11,429
Mortgage payable in monthly installments to December 2015, secured by real estate. The note bears interest at 6.59%	2,191	2,321
	13,361	13,750
Other:
Revolving credit facility	$118,969	$65,000
Equipment financing, due in monthly installments to December 2015, secured by equipment. These notes bear interest ranging from 4.00% to 8.00%	10,686	13,764
Stockholder notes payable	277	294
Total debt	143,293	92,808
Less: current portion of debt	8,582	11,334
Total long-term portion of debt	$134,711	$81,474

(11) PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended March 31, 2012 was 36.5% compared to 33.3% for the same period in the prior year. The effective tax rate for 2012 is higher in comparison to the effective tax rate in 2011 primarily due to the negative impact of recording interest on uncertain tax positions and valuation allowances against deferred tax assets in foreign jurisdictions against low earnings in the quarter, partially offset by international tax planning benefits.  Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

Undistributed earnings of our foreign subsidiaries amounted to approximately $128.9 million at March 31, 2012.  These earnings are considered to be permanently reinvested.  Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made.  If these earnings were repatriated as of March 31, 2012, approximately $29.8 million of income tax expense would be incurred.  Cash held in international accounts at March 31, 2012 and December 31, 2011 was $135.5 million and $142.3 million, respectively.

As of March 31, 2012 and December 31, 2011, we had $27.6 million and $27.4 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the amounts discussed above are approximately $2.9 million and $2.6 million of accrued interest and penalties related to uncertain tax positions, as of March 31, 2012 and December 31, 2011, respectively.

We file income tax returns in the U.S. and various state jurisdictions and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2004.

(12) COMMITMENTS AND CONTINGENCIES

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

Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of March 31, 2012 and December 31, 2011, accruals for potential estimated claim liabilities were $30.7 million and $34.1 million, respectively.

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, four former CH2M HILL Hanford employees pleaded guilty in United States District Court on a felony charge related to time card falsification. As part of its investigation, the U.S. Attorney’s Office raised the possibility of civil and/or criminal charges for possible violations arising from our overtime practices on this project. We are fully cooperating with the investigation and will continue to work to resolve this matter. CH2M HILL and the Department of Justice are in discussions about a possible global settlement of any potential civil and criminal charges and resolution of any potential False Claims Act allegations. We do not believe that the terms of a potential settlement even if it will be in excess of the amount accrued would have a material impact on our results of operations or financial condition.

In connection with the Halcrow acquisition, we assumed a lease obligation for office space which was entered into by a Halcrow subsidiary in 1981 and was previously occupied and used as one of their primary office locations. However, Halcrow subsequently vacated the space and, at the date of acquisition, had no involvement with the property and was not using any portion of the building. The lease requires Halcrow to continue to make lease payments until 2080 with clauses that require the rent to escalate with market conditions. We are currently attempting to obtain a third party determination of the fair value of this lease obligation and the associated real property in order to complete the purchase price allocation for the Halcrow acquisition.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations as a whole and for each of our operating segments and should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our actual results could differ materially from these forward looking statements due to numerous factors including, without limitation, the following: the continuance of, and funding for certain governmental regulation and enforcement programs which create demand for our services; our ability to attract and perform large, longer-term projects; our ability to insure against or otherwise cover the liability risks inherent in our business including environmental liabilities and professional engineering liabilities; our ability to manage the risks inherent in the government contracting business and the delivery of lump sum projects; our ability to manage the costs associated with our fixed price contracts; our ability to manage the risks inherent in international operations, including operations in war and conflict zones, our ability to identify and successfully integrate acquisitions; our ability to attract and retain professional personnel; changes in global business, economic, political and social conditions; intense competition in the global engineering, procurement and construction industry; civil unrest, security issues and other unforeseeable events in countries in which we do business; our failure to receive anticipated new contract awards; difficulties or delays incurred in the execution of contracts; and other risks and uncertainties set forth under Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2011, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward looking statements should not be regarded as representation or warranties by the Company that such matters will be realized.

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

On July 29, 2011, we acquired Booz Allen Hamilton’s State and Local Government Transportation and Consulting business (“BAH”). BAH has approximately 150 employees and provides management consulting, system engineering, vehicle engineering, asset management, train control and communications systems, systems safety and revenue system consulting to transit and rail agencies throughout North America. The cost of the acquisition was $28.5 million adjusted for working capital requirements. The results of operations for BAH have been included in the consolidated financial statements since the acquisition and are reported in the Government, Environment and Infrastructure (“GEI”) operating segment.

On November 10, 2011, we purchased all the share capital of Halcrow Holdings Limited (“Halcrow”) for approximately £124.0 million ($197.3 million). Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure and buildings. Halcrow has 6,000 employees who provide services to its clients in the United Kingdom, Middle East, Canada, the United States, China, India, Australia, South America, and Europe. Halcrow’s clients include public and private-sector organizations around the world, including local, regional and national governments, asset owners, international funding agencies, regulators, financial institutions, contractors, developers and operators.

We performed an initial purchase price allocation for these acquisitions based on our current assessment and estimates of fair values; however, we are currently in the process of evaluating the fair values of certain assets acquired and liabilities assumed. We are completing the estimations of fair values including assessments of tax assets and liabilities, valuations of pension-related assets and liabilities, determinations of fair value of facilities leases and financial guarantees and other items that may affect the allocation of the purchase price. As such, the purchase price allocations are subject to change as the procedures are completed.

Results of Operations

Revenue and Operating Income of our Reportable Segments

As a result of streamlining our business and reducing overhead costs, we decided to reorganize our reporting structure under which our chief operating decision maker regularly reviews operating results and makes strategic and operating decisions with regards to assessing performance and allocating resources. Therefore, we formed the Energy, Water, and Facilities (“EWF”) segment and the GEI segment.  The reporting units that were included in the Energy and Water segment in 2011 were moved to the EWF segment and the reporting units included in the Government, Environment and Nuclear segment in 2011 were moved to the GEI segment.  Reporting units that were previously included in the Facilities and Infrastructure segment were allocated to either the EWF or GEI segment accordingly.  We believe this new organizational structure will help us capitalize on on cross-market synergies, consolidate our service offerings and optimize our client management process. These changes began on January 1, 2012 and prior period amounts have been adjusted to conform to the current year presentation.

Certain financial information relating to the three months ended March 31, 2012 and 2011 for each segment is provided below (in millions):

	2012			2011			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Energy, Water and Facilities	$769.1	$2.9	$15.9	$592.3	$1.5	$22.6	$176.8	29.8%	$1.4	$(6.7)	(29.6)%
Government, Environment and Infrastructure	632.8	6.3	(2.4)	675.8	10.6	23.1	(43.0)	(6.4)%	(4.3)	(25.5)	(110.4)%
Corporate	—	—	(3.9)	—	—	(3.4)	—	—	—	(0.5)	(14.7)%
Total	$1,401.9	$9.2	$9.6	$1,268.1	$12.1	$42.3	$133.8	10.6%	$(2.9)	$(32.7)	(77.3)%

Energy, Water and Facilities

Revenue from our EWF segment increased by $176.8 million, or 29.8% for the three months ended March 31, 2012, compared to the same period in the prior year, of which $61.2 million relates to Halcrow operations. The remaining increase in revenue of $115.6 million is primarily attributable to four new EPC power projects awarded after the first quarter of 2011 as well as an increase in engineering services volume in Alaska and related work on the North Slope in our energy and chemicals business.  Additionally, during the current quarter, we experienced improved volumes in industrial projects for several energy and mining companies within our water business.  These increases were partially offset by the completion of a large construction project in Malaysia in 2011 performed by our industrial and advanced technologies (“I&AT”) business.  A reduction of revenues due to the transition of a significant project within our operations and maintenance business from the design-build to operations phase also partially offset the revenue increases discussed above.

Operating income decreased for the three months ended March 31, 2012 compared to the same period in the prior year by $6.7 million.  This decrease primarily relates to a loss of $6.9 million related to Halcrow, which is comprised of a $1.9 million operating loss, $2.7 million of acquisition related amortization expense and $2.3 million in costs incurred to integrate the Halcrow operations with our existing operations.  Excluding Halcrow, operating income was relatively flat quarter over quarter with higher gross margins in our I&AT and water businesses offset by an increase in indirect costs due to lower labor utilization as project start-ups were deferred by clients.  In addition, our energy and chemicals business recorded a provision for a potential billing dispute that negatively impacted the 2012 quarter.

Government, Environment and Infrastructure

Revenue from our GEI segment decreased for the three months ended March 31, 2012, compared to the same period in the prior year.  Excluding revenue related to Halcrow of $95.8 million, the segment experienced a decline of $138.8 million or 20.5%.  This decline in revenue was primarily the result of lower volumes in our nuclear markets as a result of a decrease in funding levels for large Department of Energy projects as well as lower design build volumes in the Middle East in our government facilities and infrastructure (“GF&I”) business.  These decreases were partially offset by improved results in our transportation business resulting primarily from the BAH acquisition.

The GEI segment reported an operating loss for the current year quarter of $2.4 million, which includes a loss from Halcrow of $9.3 million.  Halcrow’s loss for the current year quarter includes an operating loss of $1.8 million, $4.1 million of acquisition related amortization expense and $3.4 million related to costs to integrate the Halcrow business into our existing operations.  Excluding Halcrow, operating income was $6.9 million for the current year quarter compared to $23.1 million in the prior year quarter.  This decline of $16.2 million compared to the prior year quarter primarily relates to increased costs on various U.S. government military base facility projects within our GF&I business, resulting in a significant decrease in gross margin.  Furthermore, while our transportation business experienced an increase in revenues, its contribution to our operating margin was lower than expected due to higher indirect costs and fewer projects starting in the three months ended March 31, 2012 compared to the same period in 2011.  The overall decrease in volume in our nuclear and GF&I markets discussed above also contributed to the decrease in operating income for the quarter.

Corporate

The Corporate segment includes expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, and general business development efforts. Corporate expenses for the quarter ended March 31, 2012 were $3.9 million compared to $3.4 million for the quarter ended March 31, 2011. The increase in 2012 costs is primarily due to Halcrow integration costs of approximately $0.4 million.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2012 was 36.5% compared to 33.3% for the same period in the prior year. The effective tax rate for 2012 is higher in comparison to the effective tax rate in 2011 primarily due to the negative impact of recording interest on uncertain tax positions and valuation allowances against deferred tax assets in foreign jurisdictions against low earnings in the quarter, partially offset by international tax planning benefits.  Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

Undistributed earnings of our foreign subsidiaries amounted to approximately $128.9 million at March 31, 2012.  These earnings are considered to be permanently reinvested.  Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made.  If these earnings were repatriated as of March 31, 2012, approximately

$29.8 million of income tax expense would be incurred.  Cash held in international accounts at March 31, 2012 and December 31, 2011 was $135.5 million and $142.3 million, respectively.

As of March 31, 2012 and December 31, 2011, we had $27.6 million and $27.4 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the amounts discussed above are approximately $2.9 million and $2.6 million of accrued interest and penalties related to uncertain tax positions, as of March 31, 2012 and December 31, 2011, respectively.

We file income tax returns in the U.S. and various state jurisdictions and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2004.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, borrowings under our revolving line of credit and other financing arrangements. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and repurchases of stock presented on our internal market. During the three months ended March 31, 2012, cash used in operations was $30.2 million compared to $0.4 million in the same period last year. The decrease in operating cash flow during the current period was primarily attributable to the decrease in net income generated from operations for the current period of $24.1 million, compared to the prior period.

We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at March 31, 2012, we have deemed the allowance for doubtful accounts to be adequate; however, economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments.

Cash used in investing activities was $20.5 million in the three months ended March 31, 2012 compared to $15.4 million for the same period in 2011. The majority of cash used in our investing activities relates to investments in affiliates (net of distributions of capital received) of $11.7 million for the period ended March 31, 2012 compared to $9.4 million for the prior year period.  Additionally, we spent $8.8 million and $6.5 million on capital expenditures in the three months ended March 31, 2012 and 2011, respectively.  Historically as a professional services organization, we have not had significant outflows of cash for capital expenditures.

Cash provided by financing activities was $21.5 million in the three months ended March 31, 2012 compared to cash used in financing activities of $42.1 for the same period in 2011.  For the three months ended March 31, 2012, repurchases of stock were $24.8 million compared to $32.3 million for the same period in the prior year. Additionally, the net borrowings of debt were approximately $50.4 million during 2012 compared to net payments on debt of approximately $4.3 million during the three months ended March 31, 2011.  Finally, we paid $7.5 million for tax resolutions related to liabilities on entities purchased in the VECO acquisition that existed prior to the date of acquisition.  These payments were made in satisfaction of a portion of the holdback of the purchase price established at the date of acquisition.

On December 6, 2010, we entered into a Credit Agreement providing for an unsecured revolving Credit Facility (the “Credit Facility”) in an amount up to $600.0 million.  We entered into an amendment to the original Credit Agreement on September 27, 2011 which provides for modifications to certain covenants and other provisions of the Credit Agreement to take into account the acquisition of Halcrow. On April 19, 2012 we amended and restated this agreement for the purposes of increasing the size of the Credit Facility to $900.0 million, extending the maturity to April 19, 2017, increasing the sub-facilities as well as improving our borrowing rates. Under the terms of the revised agreement we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $200 million.  The revised credit facility has a subfacility for the issuance of standby letters of credit in a face amount up to $500.0 million, compared to $300.0 million in the original agreement and a subfacility up to $300.0 million for multicurrency borrowings, which is unchanged from the original agreement.

Revolving loans under the Credit Facility bear interest, at our option, at a rate equal to either (i) the base rate plus a margin based on our consolidated leverage ratio or (ii) the eurodollar rate, based on interest periods of one, two, three or six months, plus a margin based on our consolidated leverage ratio. The base rate is defined as the highest of (i) the “Federal Funds Rate,” as published from time to time by the Federal Reserve Bank of New York, plus 0.5%, (ii) the Agent’s “prime rate” in effect from time to time, and (iii) the one month eurodollar rate in effect from time to time, plus 1.0%.  Our “consolidated leverage ratio” on any date is the ratio of our consolidated total funded debt to our consolidated adjusted earnings before interest, taxes, depreciation and amortization for the preceding four fiscal quarters.  The definition of consolidated adjusted earnings before interest, taxes, depreciation and amortization was amended to allow for the addition of, among other things, all expenses associated with the non-cash portion of all stock-based compensation.  We are also obligated to pay other closing fees, commitment fees and letter of credit fees customary for a credit facility of this size and type.  Under the terms of the revised agreement, the margin added to either the base rate or the eurodollar rate has decreased, which provides us with access to capital at lower overall borrowing rates.

Both the original and revised credit agreements contain customary representations and warranties and conditions to borrowing. They also include customary affirmative and negative covenants, including covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, enter into transactions with affiliates, and make certain kinds of payments, in each case subject to customary exceptions for credit facilities of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of March 31, 2012, we were in compliance with the covenants required by the Credit Agreement. There can be no assurance that the capacity under this facility will be adequate to fund future operations or acquisitions we may pursue from time to time.  The remaining borrowing capacity under the original Credit Facility was $359.9 million as of March 31, 2012.  If we had entered into the revised Credit Facility as of March 31, 2012, our remaining borrowing capacity would have been $534.7 million as of March 31, 2012.

At March 31, 2012, we had $119.0 million in outstanding borrowings on the Credit Facility. The average rate of interest charged on that balance was 2.12% as of March 31, 2012. Issued and outstanding letters of credit of $100.7 million were reserved against the Credit Facility at March 31, 2012, compared to $90.6 million at December 31, 2011.

Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash, we may either choose to finance new opportunities using borrowings under our Credit Facility, or other debt. In some instances we may use a combination of one or more of these financing mechanisms. As of March 31, 2012, we had other outstanding debt obligations of approximately $24.3 million.  These obligations relate to the issuance of notes payable and mortgages related to property, plant and equipment.

At March 31, 2012, company-wide issued and outstanding letters of credit, overdrafts and bank guarantee facilities of $179.4 million were outstanding, compared to $138.0 million at December 31, 2011.

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

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the three months ended March 31, 2012, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

Aggregate Contractual Commitments

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we believe are most critical to the understanding of our financial condition and results of operations and require complex management judgment are summarized below. Further detail and information regarding our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Pension and Postretirement Employee Benefits

The unfunded or overfunded projected benefit obligation of our defined benefit pension plans and other postretirement benefits is recorded in our consolidated financial statements using actuarial valuations that are based on many assumptions. These assumptions primarily include discount rates, rates of compensation increases for participants, and long-term rates of return on plan assets. We use judgment in selecting these assumptions each year because we have to consider not only the current economic environment in each host country, but also future market trends, changes in interest rates and equity market performance. Changes in these assumptions have an immaterial impact on our net periodic pension costs as most of our defined benefit arrangements have been closed to new entrants and ceased future accruals.

We also use these assumptions as well as applicable regulatory requirements, tax deductibility, reporting considerations and other factors to determine the appropriate funding levels.

Recently Adopted Accounting Standards

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which changes the financial reporting of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU 2011-05 became effective for our interim and annual periods beginning January 1, 2012 and have been applied retrospectively.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuations standards or affect valuation practices outside of financial reporting. The amendments in ASU 2011-04 became effective for our interim and annual periods beginning January 1, 2012. The adoption of the provisions of ASU 2011-04 did not have a material impact on our consolidated financial position or results of operations.

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

Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of March 31, 2012 and December 31, 2011, accruals for potential estimated claim liabilities were $30.7 million and $34.1 million, respectively.

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, four former CH2M HILL Hanford employees pleaded guilty in United States District Court on a felony charge related to time card falsification. As part of its investigation, the U.S. Attorney’s Office raised the possibility of civil and/or criminal charges for possible violations arising from our overtime practices on this project. We are fully cooperating with the investigation and will continue to work to resolve this matter. CH2M HILL and the Department of Justice are in discussions about a possible global settlement of any potential civil and criminal charges and resolution of any potential False Claims Act allegations. We do not believe that the terms of a potential settlement even if it will be in excess of the amount accrued would have a material impact on our results of operations or financial condition.

In connection with the Halcrow acquisition, we assumed a lease obligation for office space which was entered into by a Halcrow subsidiary in 1981 and was previously occupied and used as one of their primary office locations. However, Halcrow subsequently vacated the space and, at the date of acquisition, had no involvement with the property and was not using any portion of the building. The lease requires Halcrow to continue to make lease payments until 2080 with clauses that require the rent to escalate with market conditions. We are currently attempting to obtain a third party determination of the fair value of this lease obligation and the associated real property in order to complete the purchase accounting for the Halcrow acquisition.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

Foreign currency exchange rates.  We operate in many countries around the world and as a result, are exposed to foreign currency exchange rate risk on transactions in numerous countries. We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as, intercompany trade balances among entities with differing currencies. In order to mitigate this risk, we enter into derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. As of March 31, 2012, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond five years.

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and holdback contingency balances outstanding related to our acquisitions of VECO and BAH. As of March 31, 2012 the outstanding balance on the unsecured revolving credit agreement was $119.0 million and there was approximately $33.8 million outstanding on the holdback contingencies. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured credit agreement and the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $1.5 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by our company during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January(a)	638	$54.49	—	—
February	—	—	—	—
March(b)	288,108	57.01	—	—
Total	288,746	57.00	—	—

(a)                                  Shares purchased by our company from terminated employees.

(b)                                 Shares purchased by our company in the Internal Market.

Item 6.  EXHIBITS

Exhibit Index

*10.1	Retirement Transition Agreement between CH2M HILL Companies, Ltd. and Nancy R. Tuor
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

CH2M HILL Companies, Ltd.

Date: May 10, 2012	/s/ MICHAEL A. LUCKI
Michael A. Lucki
Senior Vice President and Chief Financial Officer
(principal financial officer)