Form 10-Q
period 2012-06-30
CH2M HILL COMPANIES LTD
filed 2012-08-09
CIK 777491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-27261

CH2M HILL Companies, Ltd.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	93-0549963 (I.R.S. Employer Identification No.)

9191 South Jamaica Street, Englewood, CO (Address of principal executive offices)	80112-5946 (Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2012 was 31,229,338.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$226,716	$208,266
Available-for-sale securities	2,742	2,356
Receivables, net—
Client accounts	736,570	703,062
Unbilled revenue	515,953	448,553
Other	36,191	39,095
Income tax receivable	30,717	43,324
Deferred income taxes	75,159	69,370
Prepaid expenses and other current assets	107,540	48,622
Total current assets	1,731,588	1,562,648
Investments in unconsolidated affiliates	108,264	103,871
Property, plant and equipment, net	177,888	179,722
Goodwill	499,194	503,289
Intangible assets, net	153,142	159,777
Deferred income taxes	139,114	128,743
Employee benefit plan assets and other	65,775	56,805
Total assets	$2,874,965	$2,694,855
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,798	$11,334
Accounts payable and accrued subcontractor costs	407,650	398,332
Billings in excess of revenue	476,165	393,754
Accrued payroll and employee related liabilities	318,672	315,650
Other accrued liabilities	219,410	227,539
Total current liabilities	1,427,695	1,346,609
Pension and other employee related liabilities	478,439	466,939
Long-term debt	169,080	81,474
Other long-term liabilities	103,585	133,520
Total liabilities	2,178,799	2,028,542
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,238,107 and 31,050,654 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	312	311
Additional paid-in capital	—	—
Retained earnings	743,171	717,103
Accumulated other comprehensive loss	(59,476)	(60,855)
Total CH2M HILL common stockholders’ equity	684,007	656,559
Noncontrolling interests	12,159	9,754
Total equity	696,166	666,313
Total liabilities and stockholders’ equity	$2,874,965	$2,694,855

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross revenue	$1,540,612	$1,360,571	$2,942,556	$2,628,666
Equity in earnings of joint ventures and affiliated companies	9,582	14,000	18,760	26,067
Operating expenses:
Direct cost of services and overhead	(1,233,572)	(1,094,941)	(2,343,640)	(2,122,877)
General and administrative	(270,592)	(217,586)	(562,042)	(427,523)
Operating income	46,030	62,044	55,634	104,333
Interest income (expense):
Interest income and other	160	177	430	584
Interest expense	(1,257)	(1,060)	(2,340)	(2,037)
Income before provision for income taxes	44,933	61,161	53,724	102,880
Provision for income taxes	(16,098)	(18,605)	(19,042)	(30,340)
Net income	28,835	42,556	34,682	72,540
Less: Income attributable to noncontrolling interests	(1,233)	(2,189)	(1,956)	(8,615)
Net income attributable to CH2M HILL	$27,602	$40,367	$32,726	$63,925
Net income attributable to CH2M HILL per common share:
Basic	$0.88	$1.31	$1.04	$2.08
Diluted	$0.87	$1.29	$1.03	$2.04
Weighted average number of common shares:
Basic	31,484,256	30,718,202	31,360,644	30,713,870
Diluted	31,902,049	31,293,520	31,851,270	31,326,592

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$28,835	$42,556	$34,682	$72,540
Other comprehensive (loss) income, net of tax:
Net cumulative translation adjustment	(11,143)	(4,748)	1,265	(1,400)
Unrealized (loss) gain on available-for-sale investments and other	(246)	(256)	114	99
Other comprehensive (loss) income, net of tax	(11,389)	(5,004)	1,379	(1,301)
Comprehensive income	17,446	37,552	36,061	71,239
Less: comprehensive income attributable to noncontrolling interests	(1,233)	(2,189)	(1,956)	(8,615)
Comprehensive income attributable to CH2M HILL	$16,213	$35,363	$34,105	$62,624

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$34,682	$72,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,442	24,762
Stock-based employee compensation expense	32,296	36,851
Loss on disposal of property, plant and equipment	898	195
Allowance for doubtful accounts	919	6,573
Deferred income taxes	(16,252)	(29,758)
Undistributed earnings from unconsolidated affiliates	(18,760)	(26,067)
Distributions of income from unconsolidated affiliates	18,412	14,653
Change in assets and liabilities:
Receivables and unbilled revenue	(96,827)	(53,916)
Prepaid expenses and other	(67,548)	(25,320)
Accounts payable and accrued subcontractor costs	9,221	(37,577)
Billings in excess of revenue	83,061	45,806
Accrued payroll and employee related liabilities	12,044	36,089
Other accrued liabilities	(5,607)	(12,986)
Current income taxes receivable	12,607	(18,803)
Pension and other long-term employee related liabilities	8,973	10,814
Other long-term liabilities	(29,936)	(6,199)
Net cash provided by operating activities	15,625	37,657
Cash flows from investing activities:
Capital expenditures	(18,918)	(13,499)
Investments in unconsolidated affiliates	(11,794)	(16,489)
Distributions of capital from unconsolidated affiliates	7,247	20,768
Proceeds from sale of property, plant and equipment	214	591
Net cash used in investing activities	(23,251)	(8,629)
Cash flows from financing activities:
Borrowings on long-term debt	673,500	31,729
Payments on long-term debt	(591,407)	(39,423)
Repurchases and retirements of common stock	(55,715)	(51,796)
Acquisition payments	(7,502)	(9,466)
Excess tax benefits from stock-based compensation	7,740	8,960
Net contributions from/(distributions to) noncontrolling interests	449	(9,462)
Net cash provided by/(used in) financing activities	27,065	(69,458)
Effect of exchange rates on cash	(989)	(3,463)
Increase/(decrease) in cash and cash equivalents	18,450	(43,893)
Cash and cash equivalents, beginning of period	208,266	290,405
Cash and cash equivalents, end of period	$226,716	$246,512
Supplemental disclosures:
Cash paid for interest	$2,230	$1,321
Cash paid for income taxes	$17,490	$60,572

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

On November 10, 2011, we purchased all the share capital of Halcrow Holdings Limited (“Halcrow”). Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure and buildings. Halcrow’s 6,000 employees provide services to our clients in the United Kingdom, Middle East, Canada, the United States, China, India, Australia, South America, and Europe. See Note 5 for further details.

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

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based off of unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based off of significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. There were no significant transfers between levels during the period ended June 30, 2012.

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

Stockholders’ Equity

The changes in stockholders’ equity for the six months ended June 30, 2012 are as follows (in thousands):

	Shares	Amount
Stockholders’ equity, December 31, 2011	31,051	$666,313
Net income attributable to CH2M HILL	—	32,726
Shares issued and to be issued in connection with stock-based compensation and employee benefit plans	856	49,058
Shares and share equivalents purchased, retired and cancelled	(669)	(55,715)
Other comprehensive income, net of tax	—	1,379
Income attributable to noncontrolling interests	—	1,956
Net contributions from noncontrolling interests	—	449
Stockholders’ equity, June 30, 2012	31,238	$696,166

Comprehensive Income

Comprehensive income includes foreign currency translation adjustments, benefit plan adjustments, and unrealized gains on available-for-sale securities that have been reflected as a component of accumulated other comprehensive income within stockholders’ equity. The following table summarizes the components of accumulated other comprehensive income attributable to CH2M HILL for the six months ended June 30, 2012 (in thousands):

	Foreign Currency Items	Unrealized Gains on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Accumulated other comprehensive income/(loss), December 31, 2011	$(1,737)	$987	$(60,105)	$(60,855)
Current period other comprehensive income	1,265	114	—	1,379
Accumulated other comprehensive income/(loss), June 30, 2012	$(472)	$1,101	$(60,105)	$(59,476)

Stock-Based Compensation Plans

Stock Option Plan

We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2012 was $5.66 and $5.86, respectively, compared to $7.38 and $7.39 for the three and six months ended June 30 2011, respectively.

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

The total compensation cost recognized for share-based payments for stock options during the three and six months ended June 30, 2012 was $1.6 million and $3.3 million, respectively, compared to $1.2 million and $2.3 million for the three and six months ended June 30, 2011, respectively.

Incentive Plans

The Long Term Incentive Plan (“LTIP”) rewards certain executives and senior leaders for the creation of value in the organization through the achievement of specific long-term (three year) goals of earnings growth and strategic initiatives. The Compensation Committee of the Board reviews and endorses participation in the LTIP in any program year and a new plan is established each year. Compensation expense related to common stock awards under the LTIP for the three and six months ended June 30, 2012 was $1.5 million and $2.5 million, respectively, compared to $4.6 million and $7.3 million for the three and six months ended June 30, 2011, respectively.

Restricted Stock Plan

The Restricted Stock Plan provides participants with added incentives to continue in the long-term service of our Company. The awards are made for no consideration and vest over various periods, but are considered outstanding at the time of grant. We recognize compensation costs, net of forfeitures, over the vesting term based on the fair value of the restricted stock at the date of grant. The amount of compensation expense recognized under the Restricted Stock Plan for the three and six months ended June 30, 2012 was $1.8 million and $3.8 million, respectively, compared to $1.3 million and $2.5 million for the three and six months ended June 30, 2011, respectively.

Retirement and Tax-Deferred Savings Plan

The Retirement and Tax-Deferred Savings Plan (“401(k) Plan”) is a profit sharing plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement.

The 401(k) Plan allows for matching contributions to be made in both cash and stock. Matching contributions may be made in an amount that is based on a percentage of the employee’s contributions for the calendar quarter up to 4% of the employee’s base compensation.  In addition, we have elected to make optional defined contributions to the 401(k) Plan which are estimated each quarter based on 2% of the employee’s base compensation.  Expenses related to matching contributions and defined contributions made in common stock for the 401(k) Plan were $12.1 million and $22.7 million, respectively, compared to $11.5 million and $23.5 million for the three and six months ended June 30, 2011, respectively.

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

(2) SEGMENT INFORMATION

As a result of streamlining our business and reducing overhead costs, we reorganized our reporting structure under which our chief operating decision maker regularly reviews operating results and makes strategic and operating decisions with regards to assessing performance and allocating resources. Therefore, we formed the Energy, Water, and Facilities (“EWF”) segment and the Government, Environment, and Infrastructure (“GEI”) segment.  The reporting units that were included in the Energy and Water segment in 2011 were moved to the EWF segment and the reporting units included in the Government, Environment and Nuclear segment in 2011 were moved to the GEI segment.  Reporting units that were previously included in the Facilities and Infrastructure segment were divided into either the EWF or GEI segment accordingly.  Additionally, for 2012, the results of operations for reporting units acquired within Halcrow were assigned to the appropriate segment according to the nature of their operations.  We believe this new organizational structure will help us capitalize on cross-market synergies, consolidate our service offerings and optimize our client management process. These changes were effective January 1, 2012 and prior period amounts have been adjusted to conform to the current year presentation.

Certain financial information relating to the three and six months ended June 30, 2012 and 2011 for each segment is provided below (in thousands):

Three Months Ended June 30, 2012	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$857,635	$682,977	$—	$1,540,612
Equity in earnings of joint ventures and affiliated companies	2,239	7,343	—	9,582
Operating income (loss)	15,137	35,291	(4,398)	46,030

Three Months Ended June 30, 2011	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$678,003	$682,568	$—	$1,360,571
Equity in earnings of joint ventures and affiliated companies	5,707	8,293	—	14,000
Operating income (loss)	30,694	34,698	(3,348)	62,044

Six Months Ended June 30, 2012	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$1,626,796	$1,315,760	$—	$2,942,556
Equity in earnings of joint ventures and affiliated companies	5,116	13,644	—	18,760
Operating income (loss)	31,052	32,882	(8,300)	55,634

Six Months Ended June 30, 2011	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$1,270,257	$1,358,409	$—	$2,628,666
Equity in earnings of joint ventures and affiliated companies	7,199	18,868	—	26,067
Operating income (loss)	53,249	57,808	(6,724)	104,333

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

The following table is a reconciliation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to CH2M HILL	$27,602	$40,367	$32,726	$63,925
Denominator:
Basic income per share—weighted average common shares outstanding	31,484	30,718	31,361	30,714
Dilutive effect of common stock equivalents	418	576	490	613
Diluted income per share—adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	31,902	31,294	31,851	31,327
Basic net income attributable to CH2M HILL per common share	$0.88	$1.31	$1.04	$2.08
Diluted net income attributable to CH2M HILL per common share	$0.87	$1.29	$1.03	$2.04

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

We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a variable interest entity (“VIE”). A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities that are made. Most of the VIEs with which our company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. As of June 30, 2012, total assets of VIEs that were consolidated were $143.1 million and total liabilities were $107.0 million.

We held investments in unconsolidated affiliates of $108.3 million and $103.9 million at June 30, 2012 and December 31, 2011, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus those entities’ undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

As of June 30, 2012, the total assets of VIEs that were not consolidated were $249.2 million and total liabilities were $199.6 million. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts.

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

On November 10, 2011, we purchased all the share capital of Halcrow Holdings Limited (“Halcrow”) for approximately £124.0 million ($197.3 million). Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure and buildings. Halcrow has 6,000 employees who provide services to our clients in the United Kingdom, Middle East, Canada, the United States, China, India, Australia, South America, and Europe. Halcrow’s clients continue to include public and private-sector organizations around the world, including local, regional and national governments, asset owners, international funding agencies, regulators, financial institutions, contractors, developers and operators.

The purchase price was paid to the selling stockholders of Halcrow in the form of $41.7 million of cash, $18.8 million of common stock of CH2M HILL, based on the stock price on the closing date, and $136.8 million of notes payable which were satisfied in full in December 2011.

We performed an initial purchase price allocation for these acquisitions based on our current assessment and estimates of fair values; however, we are currently in the process of evaluating the fair values of certain assets acquired and liabilities assumed. We are completing the estimations of fair values including valuations of intangible assets, assessments of tax assets and liabilities, valuations of pension-related assets and liabilities, determinations of fair value of facilities leases and financial guarantees and other items that may affect the allocation of the purchase price. As such, the Halcrow purchase price allocation below is preliminary and is subject to change when the procedures are completed, and certain of the final fair value determinations could result in significant adjustments to the carrying value of assets, liabilities and goodwill.

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

Included in the intangible assets is the preliminary fair value for customer relationships, contracted backlog and the tradename valued at $93.6 million, $19.1 million and $12.0 million, respectively. Customer relationships, contracted backlog and the tradename will be amortized over their useful lives of six, four and ten years, respectively.

(6) GOODWILL AND INTANGIBLE ASSETS

The following table presents the changes in goodwill:

($ in thousands)	June 30, 2012	December 31, 2011
Balance at beginning of period	$503,289	$130,354
Acquisitions	—	386,267
Foreign currency translation	2.799	(13,332)
Purchase price adjustments	(6,894)	—
Balance at end of period	$499,194	$503,289

Purchase price adjustments for the period ended June 30, 2012 primarily relate to the revision of the valuation of intangible assets acquired in the Halcrow acquisition which increased the cost basis of identifiable intangible assets and decreased the amounts ascribed to goodwill.  The purchase price adjustments were not retrospectively recorded in the goodwill balance as of December 31, 2011 due to the insignificant amount of the adjustments, including the insignificant impact on net income.

Intangible assets with finite lives consist of the following:

($ in thousands)	Cost	Accumulated Amortization	Net finite-lived intangible assets
June 30, 2012
Contracted backlog	$79,920	$(62,483)	$17,437
Customer relationships	155,743	(50,517)	105,226
Tradename	32,616	(2,137)	30,479
Total finite-lived intangible assets	$268,279	$(115,137)	$153,142
December 31, 2011
Contracted backlog	$78,071	$(59,737)	$18,334
Customer relationships	147,450	(37,433)	110,017
Tradename	11,145	(45)	11,100
Total finite-lived intangible assets	$236,666	$(97,215)	$139,451

All intangible assets are being amortized over their expected lives up to ten years. Included in the June 30, 2012 balance above is a tradename valued at $20.3 million which we began amortizing in 2012 over a period of seven years, due to a change in estimate of the useful life of the tradename. This tradename was classified as an indefinite-lived intangible asset as of December 31, 2011; therefore, it was not included in the table above as of that date. The amortization expense reflected in the consolidated statements of income totaled $7.9 million and $2.0 million for the three months ended June 30, 2012 and 2011, respectively, and $17.9 million and $4.1 million for the six months ended June 30, 2012 and 2011, respectively.  All intangible assets are expected to be fully amortized by the end of 2021.

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

($ in thousands)	June 30, 2012	December 31, 2011
Land	$22,558	$22,615
Building and land improvements	84,015	82,786
Furniture and fixtures	22,466	20,679
Computer and office equipment	94,145	89,345
Field equipment	116,772	110,885
Leasehold improvements	79,384	78,874
	419,340	405,184
Less: Accumulated depreciation	(241,452)	(225,462)
Net property, plant and equipment	$177,888	$179,722

Depreciation expense reflected in the consolidated statements of income was $10.2 million and $9.0 million for the three months ended June 30, 2012 and 2011, respectively, and $19.5 million and $20.6 million for the six months ended June 30, 2012 and 2011, respectively.

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

The estimated fair values of our company’s financial instruments where carrying values do not approximate fair value are as follows:

	June 30, 2012		December 31, 2011
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable	$12,966	$11,532	$13,750	$12,207
Equipment financing	7,369	6,653	13,764	12,923
Stockholder notes payable	243	226	294	272

The fair value of marketable securities classified as available-for-sale, which totaled $2.7 million and $2.4 million at June 30, 2012 and December 31, 2011, respectively, were valued based on Level 1 inputs whereby a readily determinable market value exists for the specific asset.

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. At June 30, 2012, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond five years. At June 30, 2012, derivative assets and liabilities recorded were insignificant.  At December 31, 2011, derivative assets and liabilities recorded amounted to $6.7 million and $6.6 million, respectively.

(9) EMPLOYEE BENEFIT PLAN ASSETS

We have investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair market value primarily using Level 2 inputs. As of June 30, 2012 and December 31, 2011, the fair market value of these assets were $61.0 million and $53.0 million, respectively, and are included in employee benefit plan assets and other on the consolidated balance sheets.

(10) LINE OF CREDIT AND LONG TERM DEBT

On December 6, 2010, we entered into a Credit Agreement providing for an unsecured revolving Credit Facility (the “Credit Facility”) in an amount up to $600.0 million.  We entered into an amendment to the original Credit Agreement on September 27, 2011 which provides for modifications to certain covenants and other provisions of the Credit Agreement to take into account the acquisition of Halcrow. On April 19, 2012, we amended and restated this agreement for the purposes of increasing the size of the Credit Facility to $900.0 million, extending the maturity to April 19, 2017, increasing the capacity of certain sub-facilities as well as improving our borrowing rates. Under the terms of the revised agreement we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $200 million.  The revised credit facility has a subfacility for the issuance of standby letters of credit in a face amount up to $500.0 million, compared to $300.0 million in the original agreement and a subfacility up to $300.0 million for multicurrency borrowings, which is unchanged from the original agreement.

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

Both the original and revised credit agreements contain customary representations and warranties and conditions to borrowing. They also include customary affirmative and negative covenants, including covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, enter into transactions with affiliates, and make certain kinds of payments, in each case subject to customary exceptions for credit facilities of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of June 30, 2012, we were in compliance with the covenants required by the Credit Agreement. There can be no assurance that the capacity under this facility will be adequate to fund future operations or acquisitions we may pursue from time to time.  The remaining borrowing capacity under the Credit Facility was $555.2 million as of June 30, 2012.

At June 30, 2012, we had $154.3 million in outstanding borrowings on the Credit Facility. The average rate of interest charged on that balance was 1.82% as of June 30, 2012. Issued and outstanding letters of credit of $115.3 million were reserved against the Credit Facility at June 30, 2012, compared to $90.6 million at December 31, 2011.

Our nonrecourse and other long-term debt consists of the following:

($ in thousands)	June 30, 2012	December 31, 2011
Nonrecourse:
Mortgage payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$10,909	$11,429
Mortgage payable in monthly installments to December 2015, secured by real estate. The note bears interest at 6.59%	2,057	2,321
	12,966	13,750
Other:
Revolving credit facility	$154,300	$65,000
Equipment financing, due in monthly installments to December 2015, secured by equipment. These notes bear interest ranging from 4.00% to 8.00%	7,369	13,764
Stockholder notes payable	243	294
Total debt	174,878	92,808
Less: current portion of debt	5,798	11,334
Total long-term portion of debt	$169,080	$81,474

(11) PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended June 30, 2012 was 36.8% compared to 31.5% for the same period in the prior year. The effective tax rate for 2012 is higher in comparison to the effective tax rate in 2011 primarily due to the negative impact of increased foreign losses partially offset by international tax planning benefits.  Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

Undistributed earnings of our foreign subsidiaries amounted to approximately $129.5 million at June 30, 2012.  These earnings are considered to be permanently reinvested.  Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made.  If these earnings were repatriated as of June 30, 2012, approximately $29.8 million of income tax expense would be incurred.  Cash held in international accounts at June 30, 2012 and December 31, 2011 was $119.1 million and $139.6 million, respectively.

As of June 30, 2012 and December 31, 2011, we had $26.8 million and $27.4 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the amounts discussed above are approximately $3.1 million and $2.6 million of accrued interest and penalties related to uncertain tax positions, as of June 30, 2012 and December 31, 2011, respectively.

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

Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of June 30, 2012 and December 31, 2011, accruals for potential estimated claim liabilities were $27.8 million and $34.1 million, respectively.

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008.  In 2011 and 2012, five former CH2M HILL Hanford Group, a CH2M HILL subsidiary, employees pleaded guilty in United States District Court on a felony charge related to time card falsification. As part of its investigation, the U.S. Attorney’s Office raised the possibility of civil and/or criminal charges for possible violations arising from CH2M HILL subsidiary’s overtime practices on this project. We are fully cooperating with the investigation and will continue to work to resolve this matter.  We continue to seek a possible settlement of any potential civil and criminal charges and resolution of any potential False Claims Act allegations with the Department of Justice. We do not believe that the terms of a potential settlement, even if it will be in excess of the amount accrued, would have a material impact on our results of operations or financial condition.

In connection with the Halcrow acquisition, we assumed a lease obligation for office space which was entered into by a Halcrow subsidiary in 1981 and was previously occupied and used as one of their primary office locations. However, Halcrow subsequently vacated the space and, at the date of acquisition, had no involvement with the property and was not using any portion of the building. The lease requires Halcrow to continue to make lease payments until 2080 with clauses that require the rent to escalate with market conditions. We are obtaining a third party determination of the fair value of this lease obligation and the associated real property in order to complete the purchase price allocation for the Halcrow acquisition, as further discussed in Note 5.

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

The Budget Control Act of 2011 imposed a process, known as sequestration, to implement $1.2 trillion in automatic spending cuts starting in 2013 and effective through fiscal year 2021, unless an alternative federal budget management process is agreed between the US Congress and the President of the United States.  If the sequestration takes effect, the agencies of the US Federal Government may be required to modify or terminate contracts and substantially reduce awards of new work to companies like CH2M HILL, which will likely impact our ability to earn revenue on projects already awarded, win new work from U.S. Government customers and may have an adverse impact on our financial condition.

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

We performed an initial purchase price allocation for these acquisitions based on our current assessment and estimates of fair values; however, we are currently in the process of evaluating the fair values of certain assets acquired and liabilities assumed. We are completing the estimations of fair values including valuations of intangible assets, assessments of tax assets and liabilities, valuations of pension-related assets and liabilities, determinations of fair value of facilities leases and financial guarantees and other items that may affect the allocation of the purchase price. As such, the purchase price allocations are subject to change as the procedures are completed.

Results of Operations

Revenue and Operating Income of our Reportable Segments

As a result of streamlining our business and reducing overhead costs, we decided to reorganize our reporting structure under which our chief operating decision maker regularly reviews operating results and makes strategic and operating decisions with regards to assessing performance and allocating resources. Therefore, we formed the Energy, Water, and Facilities (“EWF”) segment and the GEI segment.  The reporting units that were included in the Energy and Water segment in 2011 were moved to the EWF segment and the reporting units included in the Government, Environment and Nuclear segment in 2011 were moved to the GEI segment.  Reporting units that were previously included in the Facilities and Infrastructure segment were divided into either the EWF or GEI segment accordingly.  Additionally, for 2012, the results of operations for reporting units acquired within Halcrow were assigned to the appropriate segment according to the nature of their operations.  We believe this new organizational structure will help us capitalize on cross-market synergies, consolidate our service offerings and optimize our client management process. These changes were effective on January 1, 2012 and prior period amounts have been adjusted to conform to the current year presentation.

Certain financial information relating to the three and six months ended June 30, 2012 and 2011 for each segment is provided below (in millions):

Three Months Ended June 30, 2012 and 2011

	2012			2011			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Energy, Water and Facilities	$857.6	$2.2	$15.1	$678.0	$5.7	$30.7	$179.6	26.5%	$(3.5)	$(15.6)	(50.8)%
Government, Environment and Infrastructure	683.0	7.4	35.3	682.6	8.3	34.7	0.4	0.0%	(0.9)	0.6	1.7%
Corporate	—	—	(4.4)	—	—	(3.4)	—	—	—	(1.0)	(29.4)%
Total	$1,540.6	$9.6	$46.0	$1,360.6	$14.0	$62.0	$180.0	13.2%	$(4.4)	$(16.0)	(25.8)%

Six Months Ended June 30, 2012 and 2011

	2012			2011			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Energy, Water and Facilities	$1,626.8	$5.1	$31.0	$1,270.3	$7.2	$53.2	$356.5	28.1%	$(2.1)	$(22.2)	(41.7)%
Government, Environment and Infrastructure	1,315.8	13.7	32.9	1,358.4	18.9	57.8	(42.6)	(3.1)%	(5.2)	(24.9)	(43.1)%
Corporate	—	—	(8.3)	—	—	(6.7)	—	—	—	(1.6)	(23.9)%
Total	$2,942.6	$18.8	$55.6	$2,628.7	$26.1	$104.3	$313.9	11.9%	$(7.3)	$(48.7)	(46.7)%

Energy, Water and Facilities

Revenue from our EWF segment increased for the three and six months ended June 30, 2012, compared to the same periods in the prior year by $179.6 million, or 26.5% and $356.5 million, or 28.1%, respectively.  Approximately $47.0 million and $108.2 million of the revenue increase relates to Halcrow operations in the three and six months ended June 30, 2012, respectively. The remaining increases in revenue of $132.6 million and $248.3 million are primarily attributable to four new EPC power projects awarded after the first quarter of 2011 as well as an increase in engineering services volume in Alaska and related work on the North Slope in our energy and chemicals business.  Additionally, during these periods, we experienced improved volumes in industrial projects for several energy and mining companies within our water business.  These increases were partially offset by the completion of a large construction project in Malaysia in 2011 performed by our industrial and advanced technologies (“I&AT”) business.  A reduction of revenues due to the transition of a significant project within our operations and maintenance business from the design-build to operations phase also partially offset the revenue increases discussed above.

Operating income decreased for the three and six months ended June 30, 2012 compared to the same periods in the prior year by $15.6 million, or 50.8% and $22.2 million, or 41.7%, respectively.  Approximately $13.1 million of the decrease during the six months ended June 30, 2012, relates to Halcrow operations which is comprised of $5.1 million of operating loss, $4.4 million of acquisition related amortization expense and $3.6 million in costs incurred to integrate the Halcrow operations with our existing operations.   During the three months ended June 30, 2012, approximately $6.2 million of the decrease related to Halcrow operations, which was comprised of $3.2 million of operating loss, $1.7 million of acquisition related amortization expense and $1.3 million in costs incurred to integrate the Halcrow operations.  Excluding Halcrow, operating income was $21.3 million and $44.1 million for the three and six month periods ended June 30, 2012 compared to $30.7 million and $53.2 million in the comparable prior year periods.  The decrease during 2012 primarily relates to a decline in operating income in our energy and chemicals (“E&C”) business driven by performance issues on a large construction project in Alaska.  In addition, our E&C business experienced higher overhead costs in their engineering business in comparison to 2011.  Our power business has also shown a slight decrease in operating income year over year due to significant earnings on two large construction projects booked in the first half of 2011 that did not occur in 2012.  These decreases were slightly offset from recovery of costs on a operations and maintenance project in the southwest United States in the second quarter of 2012.

Government, Environment and Infrastructure

Revenue from our GEI segment increased for the three months ended June 30, 2012, compared to the same period in the prior year by $0.4 million.  Revenue in this segment decreased for the six months ended June 30, 2012, compared to the same period in the prior year by $42.6 million, or 3.1%.  Excluding revenue related to Halcrow of $104.2 million and $199.9 million in the three and six months ended June 30, 2012, the segment experienced a decline of $103.8 million and $242.5 million, in the respective periods.  This decline in revenue was primarily the result of lower volumes in our nuclear markets as a result of a decrease in funding levels for large Department of Energy projects as well as lower design build volumes in the Middle East in our government facilities and infrastructure (“GF&I”) business.  These decreases were partially offset by improved results in our transportation business resulting primarily from the BAH acquisition.

Operating income increased for the three months ended June 30, 2012 compared to the same period in the prior year by $0.6 million, or 1.7%.  Operating income decreased for the six months ended June 30, 2012 compared to the same period in the prior year by $24.9 million, or 43.1%.  Approximately $2.1 million of the decrease during the six months ended June 30, 2012, relates to Halcrow operations which is comprised of $10.8 million of operating income, $7.1 million of acquisition related amortization expense and $5.8 million in costs incurred to integrate the Halcrow operations with our existing operations.   Conversely, during the three months ended June 30, 2012, Halcrow achieved net operating income of $7.3 million, which was comprised of $12.6 million of operating income, $3.0 million of acquisition related amortization expense and $2.3 million of costs incurred to integrate the Halcrow operations.  Excluding Halcrow, operating income was $28.0 million and $35.0 million for the three and six month periods ended June 30, 2012 compared to $34.7 million and $57.8 million in the comparable prior year periods.  This decline of $6.7 million and $22.8 million compared to the prior year quarters primarily relates to increased costs on various U.S. government military base facility projects within our GF&I business, resulting in a significant decrease in gross margin.  Furthermore, while our transportation business experienced an increase in revenues, its contribution to our operating margin was lower than expected due to higher indirect costs and fewer projects starting in the three months ended June 30, 2012 compared to the same period in 2011.  The overall decrease in volume in our nuclear and GF&I markets discussed above also contributed to the decrease in operating income for the quarter.

Corporate

The Corporate segment includes expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, and general business development efforts. Corporate expenses for the three and six months ended June 30, 2012 were $4.4 million and $8.3 million compared to $3.4 million and $6.7 million for the same periods in the prior year.  The increase in corporate costs for 2012 is primarily due to an increase in activities associated with initiatives for potential acquisitions and business development activities as well as increased severance costs associated with overhead reduction efforts.

Provision for Income Taxes

The effective tax rate for the three months ended June 30, 2012 was 36.8% compared to 31.5% for the same period in the prior year. The effective tax rate for 2012 is higher in comparison to the effective tax rate in 2011 primarily due to the negative impact of increased foreign losses partially offset by international tax planning benefits.  Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

Undistributed earnings of our foreign subsidiaries amounted to approximately $129.5 million at June 30, 2012.  These earnings are considered to be permanently reinvested.  Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made.  If these earnings were repatriated as of June 30, 2012, approximately $29.8 million of income tax expense would be incurred.  Cash held in international accounts at June 30, 2012 and December 31, 2011 was $119.1 million and $139.6 million, respectively.

As of June 30, 2012 and December 31, 2011, we had $26.8 million and $27.4 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the amounts discussed above are approximately $3.1 million and $2.6 million of accrued interest and penalties related to uncertain tax positions, as of June 30, 2012 and December 31, 2011, respectively.

We file income tax returns in the U.S. and various state jurisdictions and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2004.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, borrowings under our revolving line of credit and other financing arrangements. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and repurchases of stock presented on our internal market. During the six months ended June 30, 2012, cash provided by operations was $15.6 million compared to $37.7 million of cash provided by operations in the same period last year. The decrease in operating cash flow during the current period was primarily attributable to the decrease in net income generated from operations for the current period of $34.7 million, compared to $72.5 million in the prior period.

We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at June 30, 2012, we have deemed the allowance for doubtful accounts to be adequate; however, economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments.

Cash used in investing activities was $23.3 million in the six months ended June 30, 2012 compared to $8.6 million for the same period in 2011. The majority of cash used in our investing activities for the period ended June 30, 2012 relates to capital expenditures of $18.9 million compared to $13.5 million spent on capital expenditures in the six months ended June 30, 2011.  Additionally, investments in affiliates (net of distributions of capital received) resulted in net cash outflow of $4.5 million for the period ended June 30, 2012 compared to net cash inflow of $4.3 million for the prior year period.

Cash provided by financing activities was $27.1 million in the six months ended June 30, 2012 compared to cash used in financing activities of $69.5 for the same period in 2011.  For the six months ended June 30, 2012, repurchases of stock were $55.7 million compared to $51.8 million for the same period in the prior year. Additionally, the net borrowings of debt were approximately $82.1 million during 2012 compared to net payments on debt of approximately $7.7 million during the six months ended June 30, 2011.  Finally, in 2012 we paid $7.5 million for tax resolutions related to liabilities on entities purchased in the VECO acquisition that existed prior to the date of acquisition compared to $9.5 million in 2011.  These payments were made in satisfaction of a portion of the holdback of the purchase price established at the date of acquisition.

On December 6, 2010, we entered into a Credit Agreement providing for an unsecured revolving Credit Facility (the “Credit Facility”) in an amount up to $600.0 million.  We entered into an amendment to the original Credit Agreement on September 27, 2011 which provides for modifications to certain covenants and other provisions of the Credit Agreement to take into account the acquisition of Halcrow. On April 19, 2012 we amended and restated this agreement for the purposes of increasing the size of the Credit Facility to $900.0 million, extending the maturity to April 19, 2017, increasing the capacity of certain sub-facilities as well as improving our borrowing rates. Under the terms of the revised agreement we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $200 million.  The revised credit facility has a subfacility for the issuance of standby letters of credit in a face amount up to $500.0 million, compared to $300.0 million in the original agreement, and a subfacility up to $300.0 million for multicurrency borrowings, which is unchanged from the original agreement.

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

Both the original and revised credit agreements contain customary representations and warranties and conditions to borrowing. They also include customary affirmative and negative covenants, including covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, enter into transactions with affiliates, and make certain kinds of payments, in each case subject to customary exceptions for credit facilities of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of June 30, 2012, we were in compliance with the covenants required by the Credit Agreement. There can be no assurance that the capacity under this facility will be adequate to fund future operations or acquisitions we may pursue from time to time.  The remaining borrowing capacity under the revised credit facility is $555.2 million at June 30, 2012.

At June 30, 2012, we had $154.3 million in outstanding borrowings on the Credit Facility. The average rate of interest charged on that balance was 1.82% as of June 30, 2012. Issued and outstanding letters of credit of $115.3 million were reserved against the Credit Facility at June 30, 2012, compared to $90.6 million at December 31, 2011.

Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash, we may either choose to finance new opportunities using borrowings under our Credit Facility, or other debt. In some instances we may use a combination of one or more of these financing mechanisms. As of June 30, 2012, we had other outstanding debt obligations of approximately $20.6 million, the majority of which is long-term in nature.  These obligations relate to the issuance of notes payable and mortgages related to property, plant and equipment.

At June 30, 2012, company-wide issued and outstanding letters of credit and bank guarantee facilities of $190.7 million were outstanding, compared to $138.0 million at December 31, 2011.

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

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the three months ended June 30, 2012, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In addition, the calculation of our income tax provision involves uncertainties in the application of complex tax regulations. For income tax benefits to be recognized, a tax position must be more likely than not to be sustained upon ultimate settlement. We record reserves for uncertain tax positions that do not meet this criterion.

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

Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of June 30, 2012 and December 31, 2011, accruals for potential estimated claim liabilities were $27.8 million and $34.1 million, respectively.

2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008.  In 2011 and 2012, five former CH2M HILL Hanford Group, a CH2M HILL subsidiary, employees pleaded guilty in United States District Court on a felony charge related to time card falsification. As part of its investigation, the U.S. Attorney’s Office raised the possibility of civil and/or criminal charges for possible violations arising from CH2M HILL subsidiary’s overtime practices on this project. We are fully cooperating with the investigation and will continue to work to resolve this matter.  We continue to seek a possible settlement of any potential civil and criminal charges and resolution of any potential False Claims Act allegations with the Department of Justice. We do not believe that the terms of a potential settlement, even if it will be in excess of the amount accrued, would have a material impact on our results of operations or financial condition.  For additional information regarding potential adverse consequences of any potential civil or criminal charges including indictment or conviction of CH2M HILL, its subsidiary companies or its employees, please see Item 1A. Risk Factors in the Form 10-K for the year ended December 31, 2011, including the Risk Factor titled “Many of our projects are funded by U.S. federal, state and local governments and if we violate applicable laws governing this work, we are subject to the risk of suspension or debarment from government contracting activities, which could have a material adverse affect on our business and results of operations.”

In connection with the Halcrow acquisition, we assumed a lease obligation for office space which was entered into by a Halcrow subsidiary in 1981 and was previously occupied and used as one of their primary office locations. However, Halcrow subsequently vacated the space and, at the date of acquisition, had no involvement with the property and was not using any portion of the building. The lease requires Halcrow to continue to make lease payments until 2080 with clauses that require the rent to escalate with market conditions. We are obtaining a third party determination of the fair value of this lease obligation and the associated real property in order to complete the purchase accounting for the Halcrow acquisition.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

Foreign currency exchange rates.  We operate in many countries around the world and as a result, are exposed to foreign currency exchange rate risk on transactions in numerous countries. We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as, intercompany trade balances among entities with differing currencies. In order to mitigate this risk, we enter into derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. As of June 30, 2012, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond five years.

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and holdback contingency balances outstanding related to our acquisitions of VECO and BAH. As of June 30, 2012 the outstanding balance on the unsecured revolving credit agreement was $154.3 million and there was approximately $33.8 million outstanding on the holdback contingencies. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured credit agreement and the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $1.9 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, five former CH2M HILL Hanford Group, a CH2M HILL subsidiary, employees pleaded guilty in United States District Court on a felony charge related to time card falsification. As part of its investigation, the U.S. Attorney’s Office raised the possibility of civil and/or criminal charges for possible violations arising from CH2M HILL subsidiary company’s overtime practices on this project. We are fully cooperating with the investigation and will continue to work to resolve this matter. CH2M HILL continues to seek a possible settlement of any potential civil and criminal charges and resolution of any potential False Claims Act allegations with the Department of Justice. We do not believe that the terms of a potential settlement even if it will be in excess of the amount accrued would have a material impact on our results of operations or financial condition.  For additional information regarding potential adverse consequences of any potential civil or criminal charges including indictment or conviction of CH2M HILL, its subsidiary companies or its employees, please see CH2M HILL’s Risk Factors in the Form 10-K for the year ended December 31, 2011, including the Risk Factor titled “Many of our projects are funded by U.S. federal, state and local governments and if we violate applicable laws governing this work, we are subject to the risk of suspension or debarment from government contracting activities, which could have a material adverse affect on our business and results of operations.”

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by our company during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April (a)	169	$55.57	—	—
May	—	—	—	—
June (b)	466,439	53.39	—	—
Total	466,608	53.39	—	—

(a)                                  Shares purchased by our company from terminated employees.

(b)                                 Shares purchased by our company in the Internal Market.

Item 6.  EXHIBITS

Exhibit Index

*10.1

Amended and Restated Credit Agreement dated as of April 19, 2012, by and among CH2M HILL Companies, Ltd. and certain of its subsidiaries, Wells Fargo Bank, National Association, and other lenders as party thereto. Portions of Schedule 7.03 to this Exhibit 10.1 have been omitted pursuant to an application for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*10.2	CH2M HILL Companies, Ltd. Amended and Restated Short Term Incentive Plan effective January 1, 2012
10.3

CH2M HILL Companies, Ltd. Amended and Restated 2009 Stock Option Plan effective May 7, 2012 (filed as Exhibit 10.1 to CH2M HILL’s Form 8-K on May 11, 2012 (Commission File No. 000-27261), and incorporated herein by reference)

*10.4	Addendum to Contract with Neidiger, Tucker, Bruner, Inc. dated as of June 21, 2012
*10.5	CH2M HILL Companies, Ltd. Amended and Restated Deferred Compensation Plan effective January 1, 2011
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

CH2M HILL Companies, Ltd.

Date: August 8, 2012	/s/ MICHAEL A. LUCKI
Michael A. Lucki
Senior Vice President and Chief Financial Officer
(principal financial officer)