Form 10-Q
period 2012-09-30
CH2M HILL COMPANIES LTD
filed 2012-11-09
CIK 777491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2012 was 30,611,398.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$266,953	$208,266
Available-for-sale securities	2,453	2,356
Receivables, net—
Client accounts	779,889	703,062
Unbilled revenue	546,444	448,553
Other	28,764	18,670
Income tax receivable	6,218	43,324
Deferred income taxes	83,237	69,370
Prepaid expenses and other current assets	90,795	69,047
Total current assets	1,804,753	1,562,648
Investments in unconsolidated affiliates	117,954	103,871
Property, plant and equipment, net	209,266	179,722
Goodwill	564,272	503,289
Intangible assets, net	141,264	159,777
Deferred income taxes	147,468	128,743
Employee benefit plan assets and other	68,689	56,805
Total assets	$3,053,666	$2,694,855
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,931	$11,334
Accounts payable and accrued subcontractor costs	489,269	398,332
Billings in excess of revenue	430,745	393,754
Accrued payroll and employee related liabilities	343,913	315,650
Other accrued liabilities	234,162	227,539
Total current liabilities	1,502,020	1,346,609
Pension and other employee related liabilities	466,832	466,939
Long-term debt	184,040	81,474
Other long-term liabilities	182,390	133,520
Total liabilities	2,335,282	2,028,542
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 30,603,871 and 31,050,654 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	306	311
Additional paid-in capital	—	—
Retained earnings	745,899	717,103
Accumulated other comprehensive loss	(39,626)	(60,855)
Total CH2M HILL common stockholders’ equity	706,579	656,559
Noncontrolling interests	11,805	9,754
Total equity	718,384	666,313
Total liabilities and stockholders’ equity	$3,053,666	$2,694,855

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross revenue	$1,603,456	$1,504,294	$4,546,012	$4,132,960
Equity in earnings of joint ventures and affiliated companies	25,257	19,477	44,017	45,544
Operating expenses:
Direct cost of services and overhead	(1,308,010)	(1,240,963)	(3,651,650)	(3,363,840)
General and administrative	(272,881)	(242,351)	(834,923)	(669,874)
Operating income	47,822	40,457	103,456	144,790
Interest income (expense):
Interest income and other	133	264	563	848
Interest expense	(3,855)	(849)	(6,195)	(2,886)
Income before provision for income taxes	44,100	39,872	97,824	142,752
Provision for income taxes	(14,366)	(12,062)	(33,408)	(42,402)
Net income	29,734	27,810	64,416	100,350
Less: Income attributable to noncontrolling interests	(121)	(1,482)	(2,077)	(10,097)
Net income attributable to CH2M HILL	$29,613	$26,328	$62,339	$90,253
Net income attributable to CH2M HILL per common share:
Basic	$0.95	$0.85	$1.99	$2.93
Diluted	$0.94	$0.84	$1.97	$2.88
Weighted average number of common shares:
Basic	31,131,918	30,835,245	31,284,402	30,757,440
Diluted	31,459,051	31,420,079	31,717,516	31,362,920

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$29,734	$27,810	$64,416	$100,350
Other comprehensive income (loss), net of tax:
Net cumulative translation adjustment	19,905	(8,796)	21,170	(10,196)
Unrealized gain (loss) on available-for-sale investments and other	(55)	(574)	59	(475)
Other comprehensive income (loss), net of tax	19,850	(9,370)	21,229	(10,671)
Comprehensive income	49,584	18,440	85,645	89,679
Less: comprehensive income attributable to noncontrolling interests	(121)	(1,482)	(2,077)	(10,097)
Comprehensive income attributable to CH2M HILL	$49,463	$16,958	$83,568	$79,582

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$64,416	$100,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,627	34,859
Stock-based employee compensation expense	49,145	55,795
Loss (gain) on disposal of property, plant and equipment	783	(31)
Allowance for doubtful accounts	4,215	7,911
Deferred income taxes	(32,752)	(41,320)
Undistributed earnings from unconsolidated affiliates	(44,017)	(45,544)
Distributions of income from unconsolidated affiliates	40,841	33,183
Change in assets and liabilities:
Receivables and unbilled revenue	(176,051)	(31,568)
Prepaid expenses and other	(59,807)	(8,363)
Accounts payable and accrued subcontractor costs	90,115	(22,558)
Billings in excess of revenue	42,857	64,140
Accrued payroll and employee related liabilities	47,893	35,812
Other accrued liabilities	4,580	3,252
Current income taxes receivable	37,184	(10,908)
Pension and other long-term employee related liabilities	(15,072)	5,955
Other long-term liabilities	(19,659)	(9,715)
Net cash provided by operating activities	94,298	171,250
Cash flows from investing activities:
Capital expenditures	(36,435)	(21,374)
Investments in unconsolidated affiliates	(16,848)	(22,039)
Distributions of capital from unconsolidated affiliates	11,226	21,226
Proceeds from sale of property, plant and equipment	641	847
Net cash used in investing activities	(41,416)	(21,340)
Cash flows from financing activities:
Borrowings on long-term debt	1,027,400	31,819
Payments on long-term debt	(932,336)	(42,829)
Repurchases and retirements of common stock	(101,522)	(71,634)
Acquisition payments	(8,975)	(32,799)
Excess tax benefits from stock-based compensation	9,806	11,480
Net distributions to noncontrolling interests	(201)	(9,619)
Net cash used in financing activities	(5,828)	(113,582)
Effect of exchange rates on cash	11,633	(10,444)
Increase in cash and cash equivalents	58,687	25,884
Cash and cash equivalents, beginning of period	208,266	290,405
Cash and cash equivalents, end of period	$266,953	$316,289
Supplemental disclosures:
Cash paid for interest	$5,985	$1,868
Cash paid for income taxes	$16,161	$75,107

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based off of unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based off of significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. There were no significant transfers between levels during the nine months ended September 30, 2012.

Available-for-Sale Securities

Available-for-sale securities are carried at fair value, with unrecognized gains and losses reported in accumulated other comprehensive loss, net of taxes. Losses on available-for-sale securities are recognized when a loss is determined to be other than temporary or when realized. The fair value of available-for-sale securities is estimated using Level 1 inputs.

Intangible Assets

We may acquire goodwill or other intangible assets in business combinations. Intangible assets are stated at fair value as of the date acquired in a business combination. We amortize intangible assets with finite lives on a straight-line basis over their expected useful lives, currently up to seven years. For those intangible assets with no legal, regulatory, contractual or other factors that would reasonably limit the useful life of the intangible asset, such as goodwill, management has determined that the life is indefinite and therefore, they are not amortized.

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

Stockholders’ Equity

The changes in stockholders’ equity for the nine months ended September 30, 2012 are as follows (in thousands, except per share amounts):

	Shares	Amount
Stockholders’ equity, December 31, 2011	31,051	$666,313
Net income attributable to CH2M HILL	—	62,339
Shares issued and to be issued in connection with stock-based compensation and employee benefit plans	1,047	67,973
Shares and share equivalents purchased, retired and cancelled	(1,494)	(101,522)
Other comprehensive income, net of tax	—	21,229
Income attributable to noncontrolling interests	—	2,077
Foreign currency adjustment attributable to noncontrolling interests	—	176
Net distributions to noncontrolling interests	—	(201)
Stockholders’ equity, September 30, 2012	30,604	$718,384

Comprehensive Income

Comprehensive income includes foreign currency translation adjustments, benefit plan adjustments, and unrealized gains or losses on available-for-sale securities that have been reflected as a component of accumulated other comprehensive income within stockholders’ equity. The following table summarizes the components of accumulated other comprehensive loss attributable to CH2M HILL for the nine months ended September 30, 2012 (in thousands):

	Foreign Currency Items	Unrealized Gains on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Accumulated other comprehensive (loss) income, December 31, 2011	$(1,737)	$987	$(60,105)	$(60,855)
Current period other comprehensive income	21,170	59	—	21,229
Accumulated other comprehensive income (loss), September 30, 2012	$19,433	$1,046	$(60,105)	$(39,626)

Stock-Based Compensation Plans

Stock Option Plan

We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2012 was $5.36 and $5.85, respectively, compared to $7.69 and $7.40 for the three and nine months ended September 30 2011, respectively.

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

The total compensation cost recognized for share-based payments for stock options, excluding actual forfeitures, during the three and nine months ended September 30, 2012 was $1.6 million and $4.9 million, respectively, compared to $1.2 million and $3.5 million for the three and nine months ended September 30, 2011, respectively.

Incentive Plans

The Long Term Incentive Plan (“LTIP”) rewards certain executives and senior leaders for the creation of value in the organization through the achievement of specific long-term (three year) goals of earnings growth and strategic initiatives. The Compensation Committee of the Board reviews and endorses participation in the LTIP in any program year and a new plan is established each year. Compensation expense related to common stock awards under the LTIP for the three and nine months ended September 30, 2012 was $3.2 million and $5.7 million, respectively, compared to $3.7 million and $10.7 million for the three and nine months ended September 30, 2011, respectively.

Restricted Stock Plan

The Restricted Stock Plan provides participants with added incentives to continue in the long-term service of our Company. The awards are made for no consideration and vest over various periods, but are considered outstanding at the time of grant. We recognize compensation costs, net of forfeitures, over the vesting term based on the fair value of the restricted stock at the date of grant. The amount of compensation expense recognized under the Restricted Stock Plan for the three and nine months ended September 30, 2012 was $1.1 million and $4.9 million, respectively, compared to $1.6 million and $4.0 million for the three and nine months ended September 30, 2011, respectively.

Retirement and Tax-Deferred Savings Plan

The Retirement and Tax-Deferred Savings Plan (“401(k) Plan”) is a profit sharing plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement.

The 401(k) Plan allows for matching contributions to be made in both cash and stock. Matching contributions may be made in an amount that is based on a percentage of the employee’s contributions for the calendar quarter up to 4% of the employee’s base compensation.  In addition, we have elected to make optional defined contributions to the 401(k) Plan which are estimated each quarter based on 2% of the employee’s base compensation.  Expenses related to matching contributions and defined contributions made in common stock for the 401(k) Plan were $12.8 million and $35.5 million for the three and nine months ended September 30, 2012, respectively, compared to $8.4 million and $35.2 million for the same periods in 2011.

On September 14, 2012, our Board of Directors approved the CH2M HILL Companies, Ltd. Amended and Restated 401(k) Plan which becomes effective January 1, 2013 and allows for matching contributions to be made based on a percentage of the employee’s contributions for the calendar quarter up to the first 6% of the employee’s base pay, although specific subsidiaries or business groups may have different limits on employer matching.  In addition, the amended and restated 401(k) Plan provides for a five-year vesting schedule for employer matching contributions, with 20% vesting per year beginning at the end of the first year of service.  Prior to the amendment and restatement, the 401(k) Plan provided for a six-year vesting schedule, with 20% vesting per year starting after two years of service, for employer matching contributions under the plan.

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

(2) SEGMENT INFORMATION

During 2012, we reorganized our reporting structure under which our chief operating decision maker regularly reviews operating results and makes strategic and operating decisions with regards to assessing performance and allocating resources in order to streamline our business and reducing overhead costs. As a result, we formed the Energy, Water, and Facilities (“EWF”) segment and the Government, Environment, and Infrastructure (“GEI”) segment.  The reporting units previously included in the Energy and Water segment in 2011 were moved to the EWF segment and the reporting units previously included in the Government, Environment and Nuclear segment in 2011 were moved to the GEI segment.  Reporting units that were previously included in the Facilities and Infrastructure segment were divided into either the EWF or GEI segment, accordingly.  Additionally, for 2012, the results of operations for reporting units acquired within Halcrow were assigned to the appropriate segment according to the nature of their operations.  We believe this new organizational structure will help us capitalize on cross-market synergies, consolidate our service offerings and optimize our client management process. These changes were effective January 1, 2012 and prior period amounts have been adjusted to conform to the revised organization.

Certain financial information relating to the three and nine months ended September 30, 2012 and 2011 for each segment is provided below (in thousands):

Three Months Ended September 30, 2012	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$935,918	$667,538	$—	$1,603,456
Equity in earnings of joint ventures and affiliated companies	9,832	15,425	—	25,257
Operating income (loss)	16,927	38,230	(7,335)	47,822

Three Months Ended September 30, 2011	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$737,017	$767,277	$—	$1,504,294
Equity in earnings of joint ventures and affiliated companies	8,325	11,152	—	19,477
Operating income (loss)	23,056	31,248	(13,847)	40,457

Nine Months Ended September 30, 2012	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$2,562,714	$1,983,298	$—	$4,546,012
Equity in earnings of joint ventures and affiliated companies	14,950	29,067	—	44,017
Operating income (loss)	47,979	71,112	(15,635)	103,456

Nine Months Ended September 30, 2011	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$2,007,274	$2,125,686	$—	$4,132,960
Equity in earnings of joint ventures and affiliated companies	15,524	30,020	—	45,544
Operating income (loss)	76,305	89,056	(20,571)	144,790

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

The following table is a reconciliation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to CH2M HILL	$29,613	$26,328	$62,339	$90,253
Denominator:
Basic income per share—weighted average common shares outstanding	31,132	30,835	31,285	30,757
Dilutive effect of common stock equivalents	327	585	433	606
Diluted income per share—adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	31,459	31,420	31,718	31,363
Basic net income attributable to CH2M HILL per common share	$0.95	$0.85	$1.99	$2.93
Diluted net income attributable to CH2M HILL per common share	$0.94	$0.84	$1.97	$2.88

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

We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a variable interest entity (“VIE”). A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities that are made. Most of the VIEs with which our company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. As of September 30, 2012, total assets of VIEs that were consolidated were $172.0 million and total liabilities were $134.8 million.

We held investments in unconsolidated affiliates of $118.0 million and $103.9 million at September 30, 2012 and December 31, 2011, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus those entities’ undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

As of September 30, 2012, the total assets of VIEs that were not consolidated were $426.0 million and total liabilities were $351.3 million. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts.

(5) ACQUISITIONS

On July 29, 2011, we acquired Booz Allen Hamilton’s State and Local Government Transportation and Consulting (“BAH”) business. The purchase price was $28.5 million adjusted for working capital and other purchase price adjustments and was paid in cash. We performed an analysis of the fair market value of the tangible assets acquired and liabilities assumed as well as any identifiable intangible assets purchased. Included in the intangible assets acquired are the estimated fair value of customer relationships of $8.8 million and contracted backlog of $1.2 million, with useful lives of seven and three years, respectively. In addition, we recorded $10.5 million in goodwill related to the acquisition. The results of operations for this acquisition are reported in the GEI operating segment after the date of the acquisition.

On November 10, 2011, we purchased all the share capital of Halcrow Holdings Limited (“Halcrow”) for approximately £124.0 million ($197.3 million). Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure and buildings. Halcrow has 5,000 employees who provide services to our clients in the United Kingdom, Middle East, Canada, the United States, China, India, Australia, South America, and Europe. Halcrow’s clients include public and private-sector organizations around the world, including local, regional and national governments, asset owners, international funding agencies, regulators, financial institutions, contractors, developers and operators.

The purchase price was paid to the selling stockholders of Halcrow in the form of $41.7 million of cash, $18.8 million of common stock of CH2M HILL, based on the stock price on the closing date, and $136.8 million of notes payable which were satisfied in full in December 2011.

We performed an initial purchase price allocation for the Halcrow acquisition based on estimates of fair values; however, we are currently in the process of finalizing the fair values of certain assets acquired and liabilities assumed. The estimations of fair values include valuations of intangible assets, assessments of tax assets and liabilities, pension-related assets and liabilities, facilities leases and financial guarantees and other items that may affect the allocation of the purchase price. As such, the Halcrow purchase price allocation below is preliminary and is subject to change upon receipt of information needed to complete the valuations, and certain of the final fair value determinations could result in significant adjustments to the carrying value of assets, liabilities and goodwill. We expect to receive all information needed to complete the valuations in November 2012.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed from Halcrow as of the purchase date (in thousands):

Current assets	$249,194
Property, plant and equipment	53,022
Intangible assets	116,834
Goodwill	418,711
Other long-term assets	8,493
Total assets acquired	846,254

Current liabilities	(183,555)
Debt	(80,874)
Pension liabilities	(293,819)
Other long-term liabilities	(90,748)
Total liabilities assumed	(648,996)
Net assets acquired	$197,258

Included in the intangible assets is the preliminary fair value for customer relationships, contracted backlog and the tradename valued at $93.6 million, $19.1 million and $4.2 million, respectively. Customer relationships, contracted backlog and the tradename will be amortized over their useful lives of four, six and three years, respectively.

In connection with the Halcrow acquisition, we assumed a lease obligation for office space which was entered into by a Halcrow subsidiary in 1981 and was previously occupied and used as one of their primary office locations. Halcrow vacated the space and subleased it to other third parties as of the date of acquisition. The lease requires Halcrow to continue to make lease payments until 2080 with rent escalating provisions that fluctuate with market conditions. We have obtained a preliminary third party determination of the fair value of this lease obligation and the associated real property in order to complete the purchase price allocation for the Halcrow acquisition.  As a result, we recorded total lease and related obligations of $66.6 million, of which $66.0 million and $0.6 million are included in other long-term liabilities and other accrued liabilities in the consolidated balance sheets, respectively, as well as a related building asset of $25.9 million.  In addition, we have assumed an operating lease for the associated land on which the building is located with total lease payments due over the remaining term of the lease totaling $37.2 million.  This valuation is preliminary and could change upon finalization by the third party firm.  We expect to receive a final valuation report from the outside valuation firm in November 2012, after which we will make final purchase price allocations in our financial statements.

(6) GOODWILL AND INTANGIBLE ASSETS

The following table presents the changes in goodwill (in thousands):

	September 30, 2012	December 31, 2011
Balance at beginning of period	$503,289	$130,354
Acquisitions	—	386,267
Foreign currency translation	17,908	(13,332)
Halcrow preliminary purchase price adjustments	43,075	—
Balance at end of period	$564,272	$503,289

The following table summarizes the purchase price adjustments and the impact to goodwill for the period ended September 30, 2012:

Lease obligations	$66,627
Building	(25,924)
Pension-related liabilities	(16,312)
Unfavorable operating lease obligations	9,202
Employment tax related liabilities	6,268
Intangible asset valuations	(2,557)
Other liabilities	5,771
$43,075

The purchase price adjustments were not retrospectively reflected in the consolidated financial statements as of December 31, 2011 because the amounts are preliminary and will not be finalized until the fourth quarter of 2012. Management expects to reflect retrospective adjustments when presenting the comparative December 31, 2011 consolidated financial statements in its 2012 Form 10-K .

Intangible assets with finite lives consist of the following (in thousands):

	Cost	Accumulated Amortization	Net finite-lived intangible assets

September 30, 2012
Contracted backlog	$80,770	$(63,546)	$17,224
Customer relationships	159,559	(56,063)	103,496
Tradename	24,809	(4,265)	20,544
Total finite-lived intangible assets	$265,138	$(123,874)	$141,264
December 31, 2011
Contracted backlog	$78,071	$(59,737)	$18,334
Customer relationships	147,450	(37,433)	110,017
Tradename	11,145	(45)	11,100
Total finite-lived intangible assets	$236,666	$(97,215)	$139,451

All intangible assets are being amortized over their expected lives up to seven years. Included in the September 30, 2012 balance above is a tradename valued at $20.3 million which we began amortizing in 2012 over a period of five years due to a change in estimate of the useful life of the tradename. This tradename was classified as an indefinite-lived intangible asset as of December 31, 2011and therefore was not included in the table above as of that date.

The amortization expense reflected in the consolidated statements of income totaled $11.1 million and $2.4 million for the three months ended September 30, 2012 and 2011, respectively, and $29.0 million and $6.5 million for the nine months ended September 30, 2012 and 2011, respectively.  All intangible assets are expected to be fully amortized by the end of 2018.

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

($ in thousands)	September 30, 2012	December 31, 2011
Land	$23,228	$22,615
Building and land improvements	110,629	82,786
Furniture and fixtures	23,715	20,679
Computer and office equipment	98,464	89,345
Field equipment	122,649	110,885
Leasehold improvements	82,340	78,874
	461,025	405,184
Less: Accumulated depreciation	(251,759)	(225,462)
Net property, plant and equipment	$209,266	$179,722

Depreciation expense reflected in the consolidated statements of income was $11.1 million and $7.8 million for the three months ended September 30, 2012 and 2011, respectively, and $30.6 million and $28.4 million for the nine months ended September 30, 2012 and 2011, respectively.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, receivables, accounts payable and accrued subcontractor costs and billings in excess of revenue are carried at cost, which approximates fair value due to their short maturities. Fair value of long-term debt, including the current portion, is estimated based on Level 2 inputs, except the amount outstanding on the revolving credit facility for which the carrying value approximates fair value. Fair value is determined by discounting future cash flows using interest rates available for issues with similar terms and average maturities.

The carrying values of financial instruments that do not approximate fair value are as follows:

	September 30, 2012		December 31, 2011
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable	$12,566	$11,154	$13,750	$12,207
Equipment financing	5, 125	4,444	13,764	12,923
Stockholder notes payable	280	258	294	272

The fair value of marketable securities classified as available-for-sale, which totaled $2.5 million and $2.4 million at September 30, 2012 and December 31, 2011, respectively, were valued based on Level 1 inputs whereby a readily determinable market value exists for the specific asset.

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. At September 30, 2012, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond five years. At September 30, 2012, derivative assets and liabilities recorded were insignificant.  At December 31, 2011, derivative assets and liabilities recorded amounted to $6.7 million and $6.6 million, respectively.

(9) EMPLOYEE BENEFIT PLAN ASSETS

We have investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair market value primarily using Level 2 inputs. As of September 30, 2012 and December 31, 2011, the fair market value of these assets were $64.2 million and $53.0 million, respectively, and are included in employee benefit plan assets and other on the consolidated balance sheets.

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

Both the original and revised credit agreements contain customary representations and warranties and conditions to borrowing. They also include customary affirmative and negative covenants, including covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, enter into transactions with affiliates, and make certain kinds of payments, in each case subject to customary exceptions for credit facilities of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of September 30, 2012, we were in compliance with the covenants required by the Credit Agreement. There can be no assurance that the capacity under this facility will be adequate to fund future operations or acquisitions we may pursue from time to time.  The remaining borrowing capacity under the Credit Facility was $615.5 million as of September 30, 2012.

At September 30, 2012, we had $170.0 million in outstanding borrowings on the Credit Facility, compared to $65.0 million at December 31, 2011. The average rate of interest charged on that balance was 1.71% as of September 30, 2012. Issued and outstanding letters of credit of $114.5 million were reserved against the Credit Facility at September 30, 2012, compared to $90.6 million at December 31, 2011.

Our nonrecourse and other long-term debt consists of the following:

($ in thousands)	September 30, 2012	December 31, 2011
Nonrecourse:
Mortgage payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$10,644	$11,429
Mortgage payable in monthly installments to December 2015, secured by real estate. The note bears interest at 6.59%	1,922	2,321
	12,566	13,750
Other:
Revolving credit facility	$170,000	$65,000
Equipment financing, due in monthly installments to December 2015, secured by equipment. These notes bear interest ranging from 4.00% to 8.00%	5,125	13,764
Stockholder notes payable	280	294
Total debt	187,971	92,808
Less: current portion of debt	3,931	11,334
Total long-term portion of debt	$184,040	$81,474

(11) PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended September 30, 2012 was 32.7% compared to 31.4% for the same period in the prior year. The effective tax rate for 2012 is higher in comparison to the effective tax rate in 2011 primarily due to the permanent tax benefits of the domestic production deduction recognized in 2011 as well as the 2012 negative impacts of foreign operations partially offset by international tax planning, and the loss in 2012 of the research and experimentation credit.  Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

We file income tax returns in the U.S. and various state jurisdictions and non-U.S. jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world including such major jurisdictions as the United States and Canada. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2004.

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

Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of September 30, 2012 and December 31, 2011, accruals for potential estimated claim liabilities were $30.3 million and $34.1 million, respectively.

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M HILL Hanford Group (Hanford CH2M HILL Subsidiary) employees pleaded guilty on felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney’s Office raised the possibility of civil and/or criminal charges for possible violations arising from Hanford CH2M HILL’s Subsidiary overtime practices on the project.  In September 2012, the government intervened in a False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud.  We are cooperating with the government’s investigation and continue to seek an amicable settlement of any potential civil and criminal charges and resolution of any potential False Claims Act allegations with the Department of Justice. Based on the information available to us at this time, we do not believe that the ultimate resolution of this matter will have a material impact on our results of operations or financial condition.

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

On July 29, 2011, we acquired Booz Allen Hamilton’s State and Local Government Transportation and Consulting business (“BAH”). BAH has approximately 150 employees and provides management consulting, system engineering, vehicle engineering, asset management, train control and communications systems, systems safety and revenue system consulting to transit and rail agencies throughout North America. The cost of the acquisition was $28.5 million adjusted for working capital requirements. The results of operations for BAH have been included in the consolidated financial statements since the acquisition date and are reported in the Government, Environment and Infrastructure (“GEI”) operating segment.

On November 10, 2011, we purchased all the share capital of Halcrow Holdings Limited (“Halcrow”) for approximately £124.0 million ($197.3 million).  Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure and buildings.  Halcrow has 5,000 employees who provide services to its clients in the United Kingdom, Middle East, Canada, the United States, China, India, Australia, South America, and Europe. Halcrow’s clients include public and private-sector organizations around the world, including local, regional and national governments, asset owners, international funding agencies, regulators, financial institutions, contractors, developers and operators.

We performed an initial purchase price allocation for the Halcrow acquisition based on estimates of fair values; however, we are currently in the process of finalizing the fair values of certain assets acquired and liabilities assumed. The estimations of fair values include valuations of intangible assets, assessments of tax assets and liabilities, pension-related assets and liabilities, facilities leases and financial guarantees and other items that may affect the allocation of the purchase price. As such, the Halcrow purchase price allocation is preliminary and is subject to change upon receipt of information needed to complete the valuations and certain of the final fair value determinations could result in significant adjustments to the carrying value of assets, liabilities and goodwill. We expect to receive all information needed to complete the valuations in November 2012.

Results of Operations

Revenue and Operating Income of our Reportable Segments

During 2012, we reorganized our reporting structure under which our chief operating decision maker regularly reviews operating results and makes strategic and operating decisions with regards to assessing performance and allocating resources in order to streamline our business and reducing overhead costs. As a result, we formed the Energy, Water, and Facilities (“EWF”) segment and the Government, Environment, and Infrastructure (“GEI”) segment.  The reporting units previously included in the Energy and Water segment in 2011 were moved to the EWF segment and the reporting units previously included in the Government, Environment and Nuclear segment in 2011 were moved to the GEI segment.  Reporting units that were previously included in the Facilities and Infrastructure segment were divided into either the EWF or GEI segment, accordingly.  Additionally, for 2012, the results of operations for reporting units acquired within Halcrow were assigned to the appropriate segment according to the nature of their operations.  We believe this new organizational structure will help us capitalize on cross-market synergies, consolidate our service offerings and optimize our client management process. These changes were effective on January 1, 2012 and prior period amounts have been adjusted to conform to the revised organization.

Certain financial information relating to the three and nine months ended September 30, 2012 and 2011 for each segment is provided below (in millions):

Three Months Ended September 30, 2012 and 2011

	2012			2011			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Energy, Water and Facilities	$935.9	$9.8	$16.9	$737.0	$8.3	$23.1	$198.9	27.0%	$1.5	$(6.2)	(26.8)%
Government, Environment and Infrastructure	667.6	15.5	38.2	767.3	11.2	31.2	(99.7)	(13.0)%	4.3	7.0	22.4%
Corporate	—	—	(7.3)	—	—	(13.8)	—	—	—	6.5	(47.1)%
Total	$1,603.5	$25.3	$47.8	$1,504.3	$19.5	$40.5	$99.2	6.6%	$5.8	$7.3	18.0%

Nine Months Ended September 30, 2012 and 2011

	2012			2011			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Energy, Water and Facilities	$2,562.7	$15.0	$48.0	$2,007.3	$15.5	$76.3	$555.4	27.7%	$(0.5)	$(28.3)	(37.1)%
Government, Environment and Infrastructure	1,983.3	29.0	71.1	2,125.7	30.0	89.1	(142.4)	(6.7)%	(1.0)	(18.0)	(20.2)%
Corporate	—	—	(15.6)	—	—	(20.6)	—	—	—	5.0	24.3%
Total	$4,546.0	$44.0	$103.5	$4,133.0	$45.5	$144.8	$413.0	10.0%	$(1.5)	$(41.3)	(28.5)%

Energy, Water and Facilities

Revenue from our EWF segment increased for the three and nine months ended September 30, 2012, compared to the same periods in the prior year by $198.9 million, or 27.0% and $555.4 million, or 27.7%, respectively.  Approximately $49.8 million and $158.0 million of the revenue increase relates to Halcrow operations in the three and nine months ended September 30, 2012, respectively. The remaining increases in revenue of $149.1 million and $397.4 million are primarily attributable to four new EPC power projects awarded late in 2011 and related operations and maintenance work on the North Slope in our energy and chemicals business.  Additionally, during these periods, we experienced improved volumes in industrial projects for several energy and mining companies within our water business.  These increases were partially offset by the completion of a large construction project in

Malaysia in 2011 performed by our industrial and advanced technologies (“I&AT”) business.  A reduction of revenues due to the transition of a significant project from the design-build phase to the operations phase also partially offset the revenue increases discussed above.

Operating income decreased for the three months ended September 30, 2012 by $6.2 million, or 26.8% and decreased by $28.3 million, or 37.1% for the nine month period, compared to the prior year periods.  During the three months ended September 30, 2012, approximately $4.4 million of the decrease related to Halcrow operations, which was comprised of $0.8 million of operating loss, $2.5 million of acquisition related amortization expense and $1.1 million in costs incurred to integrate the Halcrow operations.  Approximately $17.5 million of the decrease during the nine months ended September 30, 2012, relates to Halcrow operations which is comprised of $5.9 million of operating loss, $6.9 million of acquisition related amortization expense and $4.7 million in costs incurred to integrate the Halcrow operations with our existing operations.   Excluding Halcrow, operating income was $21.3 million and $65.5 million for the three and nine month periods ended September 30, 2012 compared to $23.1 million and $76.3 million in the comparable prior year periods.  The three and nine months results for 2012 were negatively impacted by write downs on two power projects in the western United States as well as an energy and chemicals (E&C) engineering project in the southern United States.  Offsetting these operating losses was better performance in our E&C construction business driven by project losses recorded in 2011 which did not reoccur in 2012 as well as the recovery of costs on an operations and maintenance project in the southwest United States in the second quarter of 2012.  While revenues from our water business increased slightly for the three and nine months, operating profit for the same periods remained relatively constant due to certain higher margin contracts being completed last year as a well as experiencing slightly higher overhead costs during 2012.

Government, Environment and Infrastructure

Revenue from our GEI segment decreased for the three months and nine months ended September 30, 2012, compared to the same periods in the prior year by $99.7 million, or 13.0% and $142.4 million, or 6.7%, respectively.  Excluding revenue related to Halcrow of $91.0 million and $290.9 million in the three and nine months ended September 30, 2012, the segment experienced a decline of $190.7 million and $433.3 million, in the respective periods.  This decline in revenue was primarily the result of lower volumes in our nuclear markets as a result of a decrease in funding levels for large Department of Energy projects as well as lower design build volumes in the Middle East in our government facilities and infrastructure (“GF&I”) business.  These decreases were partially offset by improved results in our transportation business resulting primarily from the BAH acquisition.

Operating income increased for the three months ended September 30, 2012 compared to the same period in the prior year by $7.0 million, or 22.4% and decreased by $18.0 million, or 20.2% in the nine months ended September 30, 2012.  The operating income improvements in GEI for the three months ended September 30, 2012 were significantly offset by an operating loss of approximately $7.4 million in Halcrow operations which was comprised of $0.9 million of loss from operations, $4.5 million of acquisition related amortization expense and $2.0 million of costs incurred to integrate the Halcrow operations.  Approximately $9.4 million of the decrease during the nine months ended September 30, 2012, relates to Halcrow operations which is comprised of $9.9 million of operating income, $11.6 million of acquisition related amortization expense and $7.7 million in costs incurred to integrate the Halcrow operations with our existing operations.  Excluding Halcrow, operating income was $45.6 million and $80.5 million for the three and nine month periods ended September 30, 2012 compared to $31.2 million and $89.1 million in the comparable prior year periods.  This increase of $14.4 million, excluding Halcrow, for the three months ended September 30, 2012 compared to the prior year relates primarily to volume growth in our transportation business for consulting services in North America and volume growth in our environmental service business.  Also contributing to the increase was minimal additional loss reserves on GF&I design-build projects in the third quarter of 2012.  The decrease of $8.6 million for the nine months ended September 30, 2012, excluding Halcrow, compared to the prior year relates primarily to increased costs on various U.S. government military base facility projects within our GF&I business, resulting in a significant decrease in gross margin. The overall decrease in volume in our nuclear and GF&I markets discussed above also contributed to the decrease in operating income for the quarter.  These decreases in earnings were partially offset by fees earned from the successful completion of the venues on the London 2012 Olympics and continued volume growth in our environmental services business.

Corporate

The Corporate segment includes expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, and general business development efforts. Corporate expenses for the three and nine months ended September 30, 2012 were $7.3 million and $15.6 million compared to $13.8 million and $20.6 million for the same periods in the prior year.  The decrease in corporate costs for 2012 is primarily due to a decrease in activities associated with initiatives for potential acquisitions and business development activities offset by increased severance costs associated with overhead reduction efforts.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2012 was 32.7% compared to 31.4% for the same period in the prior year. The effective tax rate for 2012 is higher in comparison to the effective tax rate in 2011 primarily due the permanent tax benefits of the domestic production deduction recognized in 2011 as well as the 2012 negative impacts of foreign operations partially offset by international tax planning, and the loss in 2012 of the research and experimentation credit.  Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

Undistributed earnings of our foreign subsidiaries amounted to approximately $121.7 million at September 30, 2012.  These earnings are considered to be permanently reinvested.  Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made.  If these earnings were repatriated as of September 30, 2012, approximately $29.2 million of income tax expense would be incurred.

As of September 30, 2012 and December 31, 2011, we had $28.0 million and $27.4 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the amounts discussed above are approximately $4.0 million and $2.6 million of accrued interest and penalties related to uncertain tax positions, as of September 30, 2012 and December 31, 2011, respectively.

We file income tax returns in the U.S. and various state jurisdictions and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2004.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, borrowings under our revolving line of credit and other financing arrangements. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and repurchases of stock presented on our internal market. During the nine months ended September 30, 2012, cash provided by operations was $94.3 million compared to $171.3 million of cash provided by operations in the same period last year. The decrease in operating cash flow during the nine months ended September 30, 2012 was primarily attributable to the decrease in net income generated from operations of $64.4 million, compared to $100.4 million in the nine months ended September 30, 2011 as well as an increase in cash required for operating assets and liabilities during the nine months ended September 30, 2012.

We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at September 30, 2012, we have deemed the allowance for doubtful accounts to be adequate; however, economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments.

Cash used in investing activities was $41.4 million in the nine months ended September 30, 2012 compared to $21.3 million for the same period in 2011. The majority of the increase in cash used in our investing activities for the nine months ended September 30, 2012 relates to capital expenditures of $36.4 million compared to $21.4 million spent on capital expenditures in the nine months ended September 30, 2011.  Additionally, investments in affiliates (net of distributions of capital received) resulted in net cash outflow of $5.6 million for the nine months ended September 30, 2012 compared to net cash outflow of $0.8 million for the prior year period.

Cash used in financing activities was $5.8 million in the nine months ended September 30, 2012 compared to $113.6 million for the same period in 2011.  For the nine months ended September 30, 2012, repurchases of stock were $101.5 million compared to $71.6 million for the same period in the prior year. Additionally, the net borrowings of debt were approximately $95.1 million during 2012 compared to net payments on debt of approximately $11.0 million during the nine months ended September 30, 2011.  Finally, in 2012 we paid $7.5 million for tax resolutions related to liabilities on entities purchased in the VECO acquisition that existed prior to the date of acquisition and $1.5 million for the BAH holdback, compared to $32.8 million in 2011.  These payments were made in satisfaction of a portion of the holdback of the purchase price established at the date of each acquisition.

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

Both the original and revised credit agreements contain customary representations and warranties and conditions to borrowing. They also include customary affirmative and negative covenants, including covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, enter into transactions with affiliates, and make certain kinds of payments, in each case subject to customary exceptions for credit facilities of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of September 30, 2012, we were in compliance with the covenants required by the Credit Agreement. There can be no assurance that the capacity under this facility will be adequate to fund future operations or acquisitions we may pursue from time to time.  The remaining borrowing capacity under the revised credit facility is $615.5million at September 30, 2012.

At September 30, 2012, we had $170.0 million in outstanding borrowings on the Credit Facility. The average rate of interest charged on that balance was 1.71% as of September 30, 2012. Issued and outstanding letters of credit of $114.5 million were reserved against the Credit Facility at September 30, 2012, compared to $90.6 million at December 31, 2011.

Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash, we may either choose to finance new opportunities using borrowings under our Credit Facility, or other debt. In some instances we may use a combination of one or more of these financing mechanisms. As of September 30, 2012, we had other outstanding debt obligations of approximately $18.0 million, the majority of which is long-term in nature and relates to issuances of notes payable and mortgages related to property, plant and equipment.

At September 30, 2012, company-wide issued and outstanding letters of credit and bank guarantee facilities of $187.1 million were outstanding, compared to $138.0 million at December 31, 2011.  Cash held in international accounts at September 30, 2012 and December 31, 2011 was $149.4 million and $139.6 million, respectively.

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

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the three months ended September 30, 2012, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Intangible Assets

We may acquire goodwill or other intangible assets in business combinations. Intangible assets are stated at fair value as of the date acquired in a business combination. We amortize intangible assets with finite lives on a straight-line basis over their expected useful lives, currently up to seven years. For those intangible assets with no legal, regulatory, contractual or other factors that would reasonably limit the useful life of the intangible asset, such as goodwill, management has determined that the life is indefinite and therefore, they are not amortized.

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

Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of September 30, 2012 and December 31, 2011, accruals for potential estimated claim liabilities were $30.3 million and $34.1 million, respectively.

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008.  In 2011 and 2012, eight former CH2M HILL Hanford Group (Hanford CH2M HILL Subsidiary) employees pleaded guilty on felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney’s Office raised the possibility of civil and/or criminal charges for possible violations arising from Hanford CH2M HILL’s Subsidiary overtime practices on the project.  In September, 2012, the government intervened in a False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud.  We are cooperating with the government’s investigation and continue to seek an amicable settlement of any potential civil and criminal charges and resolution of any potential False Claims Act allegations with the Department of Justice. Based on the information available to us at this time, we do not believe that the ultimate resolution of this matter will have a material impact on our results of operations or financial condition.  For additional information regarding potential adverse consequences of any potential civil or criminal charges including indictment or conviction of CH2M HILL, its subsidiary companies or its employees, please see Item 1A. Risk Factors in the Form 10-K for the year ended December 31, 2011, including the Risk Factor titled “Many of our projects are funded by U.S. federal, state and local governments and if we violate applicable laws governing this work, we are subject to the risk of suspension or debarment from government contracting activities, which could have a material adverse affect on our business and results of operations.”

In connection with the Halcrow acquisition, we assumed a lease obligation for office space which was entered into by a Halcrow subsidiary in 1981 and was previously occupied and used as one of their primary office locations. Halcrow vacated the space and subleased it to other third parties as of the date of acquisition. The lease requires Halcrow to continue to make lease payments until 2080 with rent escalating provisions that fluctuate with market conditions. We have obtained a preliminary third party determination of the fair value of this lease obligation and the associated real property in order to complete the purchase price allocation for the Halcrow acquisition.  As a result, we recorded total lease and related obligations of $66.6 million, of which $66.0 million and $0.6 million are included in other long-term liabilities and other accrued liabilities in the consolidated balance sheets, respectively, as well as a related building asset of $25.9 million.  In addition, we have assumed an operating lease for the associated land on which the building is located with total lease payments due over the remaining term of the lease totaling $37.2 million.  This valuation is preliminary and could change upon finalization by the third party firm.  We expect to receive a final valuation report from the outside valuation firm in November 2012, after which we will make final purchase price allocations in our financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

Foreign currency exchange rates.  We operate in many countries around the world and as a result, are exposed to foreign currency exchange rate risk on transactions in numerous countries. We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as, intercompany trade balances among entities with differing currencies. In order to mitigate this risk, we enter into derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. As of September 30, 2012, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond five years.

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and holdback contingency balances outstanding related to our acquisitions of VECO and BAH. As of September 30, 2012 the outstanding balance on the unsecured revolving credit agreement was $170.0 million and there was approximately $32.3 million outstanding on the holdback contingencies. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured credit agreement and the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $2.0 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M HILL Hanford Group (Hanford CH2M HILL Subsidiary) employees pleaded guilty on felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney’s Office raised the possibility of civil and/or criminal charges for possible violations arising from Hanford CH2M HILL’s Subsidiary overtime practices on the project.  In September 2012, the government intervened in a False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud.  We are cooperating with the government’s investigation and continue to seek an amicable settlement of any potential civil and criminal charges and resolution of any potential False Claims Act allegations with the Department of Justice. Based on the information available to us at this time, we do not believe that the ultimate resolution of this matter will have a material impact on our results of operations or financial condition. For additional information regarding potential adverse consequences of any potential civil or criminal charges including indictment or conviction of CH2M HILL, its subsidiary companies or its employees, please see CH2M HILL’s Risk Factors in the Form 10-K for the year ended December 31, 2011, including the Risk Factor titled “Many of our projects are funded by U.S. federal, state and local governments and if we violate applicable laws governing this work, we are subject to the risk of suspension or debarment from government contracting activities, which could have a material adverse affect on our business and results of operations.”

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by our company during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July (a)	3,746	$56.81	—	—
August	—	—	—	—
September (b)	747,978	51.39	—	—
Total	751,724	51.41	—	—

(a)                                 Shares purchased by our company from terminated employees.

(b)                                 Shares purchased by our company in the Internal Market.

Item 6.  EXHIBITS

Exhibit Index

*10.1	CH2M HILL Companies, Ltd. Death Benefit Only Plan effective September 13, 2012
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1

Certification of Chief Executive Officer pursuant to the requirements set forth in Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)

*32.2

Certification of Chief Financial Officer pursuant to the requirements set forth in Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)

99.1

Voluntary Separation, Waiver and General Release Agreement entered into on August 10, 2012 by and between CH2M HILL Companies, Ltd. and Robert G. Card (filed as Exhibit 99.1 to CH2M HILL’s Form 8-K on August 10, 2012 (Commission File No. 000-27261), and incorporated herein by reference)

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

CH2M HILL Companies, Ltd.

Date: November 8, 2012	/s/ MICHAEL A. LUCKI
Michael A. Lucki
Senior Vice President and Chief Financial Officer
(principal financial officer)