Form 10-K
period 2012-12-31
CH2M HILL COMPANIES LTD
filed 2013-03-01
CIK 777491

Use these links to rapidly review the document

Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate value of common stock held by non-affiliates computed by reference to the price as of June 30, 2012 was approximately $1.6 billion.

         As of February 8, 2013, there were 29,823,093 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Information required by Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from the CH2M HILL definitive proxy statement for its 2013 Annual Meeting of Stockholders to be held on May 13, 2013.

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

PART I

Item 1.    Business

Summary

        CH2M HILL Companies, Ltd. was founded in 1946 and incorporated under the laws of the State of Delaware. We are an employee-controlled professional engineering services firm providing engineering, construction, consulting, design, design-build, procurement, engineering-procurement-construction ("EPC"), operations and maintenance, program management and technical services to U.S. federal, state, municipal and local government agencies, national governments, as well as private industry and utilities, around the world. We have approximately 30,000 employees worldwide.

Our Operating Segments

        Effective January 1, 2012, we reorganized our reporting structure under which our chief operating decision maker regularly reviews operating results and makes strategic and operating decisions with regards to assessing performance and allocating resources in order to streamline our business and reducing overhead costs. As a result, we formed the Energy, Water, and Facilities ("EWF") segment and the Government, Environment, and Infrastructure ("GEI") segment. The reporting units previously included in the Energy and Water segment in 2011 were moved to the EWF segment and the reporting units previously included in the Government, Environment and Nuclear segment in 2011 were moved to the GEI segment. Reporting units that were previously included in the Facilities and Infrastructure segment were divided into either the EWF or GEI segment, accordingly.

        On November 10, 2011, we acquired all of the share capital of Halcrow Holdings Limited ("Halcrow"). For 2012, the results of operations for the lines of business acquired within Halcrow were assigned to the appropriate segment according to the nature of their operations. More information about the acquisition can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Clients and Key Markets

Clients

        We provide our services to a broad range of domestic and international clients, including federal governments, state, local and provincial governments, private sector businesses and utilities. We perform services as the prime contractor, as subcontractors, or through joint ventures or partnership agreements with other service providers. The demand for our services generally comes from capital spending decisions made by our clients.

        Within our EWF segment, our Energy business primarily focuses on providing services to a comprehensive range of private sector clients and utilities, while our Water business primarily provides services to state and local governments. Our facilities business provides services to private sector manufacturing clients as well as public sector entities. Within our GEI segment, our government business primarily provides a comprehensive range of services to various U.S. federal government agencies and foreign governments. Our infrastructure business provides services to all types of governments and military installations while our environment business provides comprehensive services to a broad spectrum of domestic and international clients in the public, private and government sectors.

        The following table summarizes our primary client types, revenues and key markets served by each of our operating segments during 2012.

Operating Segment	Client Type	% of 2012 Revenues	Key Markets
Energy, Water and Facilities	State and Local Governments, Private Sectors and Utilities	56%	• Energy & Chemicals • Industrial and Advanced Technology • Operations Management • Power • Water
Government, Environment and Infrastructure	U.S. Federal and Foreign Governments, Governmental Agencies and Authorities, Private Sectors and Utilities	44%	• Environmental Services • Government Facilities and Infrastructure • Nuclear • Transportation

        The following table provides a summary of representative clients:

Public Sector Clients	Private Sector Clients

•

U.S. Department of Energy ("DOE")

•

U.S. Department of Defense

•

U.S. Department of the Interior

•

U.S. Air Force

•

U.S. Navy

•

U.S. Army Corps of Engineers

•

U.S. Federal Emergency Management Agency ("FEMA")

•

Department of Homeland Security

•

U.S. Agency for International Development

•

U.S. Environmental Protection Agency

•

National Aeronautics and Space Administration

•

National Science Foundation

•

U.K. Environment Agency

•

Transport for London

•

U.K. Department for Transport

•

Local and Municipal Transport Agencies

•

U.K. Atomic Energy Authority

•

U.K. Nuclear Decommissioning Authority ("NDA")

•

Republic of Korea Ministry of Defense

•

U.S. cities

•

Foreign cities

•

U.S. and international airports and seaports

•

U.S. and State Departments of Transportation

•

U.S. state and international transit authorities and agencies

•

Water and wastewater municipalities

•

Panama Canal Authority

•

Qatar Public Works Authority

•

Qatar 2022 Supreme Committee

•

Rio 2016 Olympic and Paralympic Games

•

Major oil and gas companies, refiners and pipeline operators

•

Power utilities

•

Chemicals, bioprocessing and refining companies

•

Metals and mining

•

Microelectronics manufacturers

•

Pharmaceutical and biotechnology companies

•

Automotive, food and beverage consumer product manufacturers

•

Renewable energy companies

        In 2012, we derived approximately 28% of our total revenues from contracts with the U.S. federal government. This work is performed through numerous contracts and joint ventures primarily within the GEI operating segment.

Key Markets

        The following is a description of each of our key markets within our operating segments and the services we provide.

Energy, Water and Facilities Segment

        The EWF Segment is comprised of the Energy and Chemicals, Industrial and Advanced Technologies, Operations Management, Power and Water businesses. The portfolio of services includes: consulting, design, engineering, design-build, EPC, operations and maintenance, construction management, construction, and program management.

        Energy and Chemicals—In our Energy and Chemicals ("E&C") business, we serve the upstream, pipelines and terminals, and refining sectors of the oil and gas industry. For the upstream sector, we perform engineering, modular fabrication, erection, construction, and operations and maintenance services for oil and gas fields. We deliver compression and dehydration facilities, drilling and well support services, enhanced oil recovery, field development, fleet support, natural gas gathering and processing, conventional oil production, sulfur recovery, acid gas treating, and heavy oil and steam-assisted gravity drainage facilities. In our pipelines and terminals sector, we focus on infrastructure projects that gather, store, and transport oil, natural gas, refined products, carbon dioxide, and other related hydrocarbons, liquids, and gases. These projects include pipelines, compression, pump stations, metering, tank farms, terminals, and related facilities for midstream (wellhead to central processing) and downstream (cross-country transportation) systems. In our refining sector, we provide conceptual and preliminary engineering, front-end and detail design, procurement, construction, and operations and maintenance services. Our refining experience includes technology evaluation and feasibility studies; design and construction of refinery units, terminals, pipelines, pump stations, and cogeneration facilities; design, fabrication, and installation of modules and pipe racks; turnarounds and revamps; effluent treatment; refinery conversion to heavy crude oil processing; and process safety management. In our chemicals business, we serve all segments of the industry, including petrochemicals and derivatives, inorganics, specialties, and agricultural chemicals. We have substantial experience in polysilicon, chemicals from alternative feedstock, bioprocess, alkalis and chlorine, pigments and coating, monomers and polymers, resins and plastics, and synthetic performance fibers. This group also serves the biofuels market where we specialize in advanced fuel sources for biofuels development in the United States, Canada, and Latin America. In our metals and mining sector we provide the complete suite of engineering, construction, and operations and maintenance services for mining infrastructure and processing facilities. We serve clients in North and South America, the Middle East, Asia, and Russia.

        Industrial and Advanced Technology—In our Industrial and Advanced Technology ("I&AT") business, we provide program management, consulting, planning, design, and construction services to clients in the following manufacturing industries: integrated circuit, wafer, dynamic random access memory, nanotechnology, photo voltaic, data center, flat panel display, automotive, aerospace and aviation, food and beverage, building materials, metals and consumer products sectors. Our clients typically require integrated design and construction services for complex manufacturing systems, including clean rooms, ultrapure water and wastewater systems, chemical and gas systems and production tools. Our electronics business also provides specialized consulting services to optimize the operating efficiency and return on investment for complex manufacturing facilities. In addition, our IDC Architects group services the university research sectors as well as special economic zone developments. As the economy recovers, we will continue to expand market reach in Asia, North America, and the Middle East. We are leveraging our strategic business planning capabilities to help clients structure and plan their high-volume manufacturing projects, and to provide follow-on design and construction services.

        Operations Management—In our Operations Management ("OM") business, we provide public sector entities and private/commercial companies with a broad range of tailored solutions focused on increasing efficiency and productivity. Our public sector clients include state and local governments and agencies as well as national governments outside the United States. We provide service in the private sector to customers in heavy manufacturing, electronics, food & beverage, advanced technology, mining and minerals, oil and gas, aviation, energy, and chemicals. Our services include water and wastewater system and staff optimization; contract operations and maintenance of water, wastewater, and other municipal functions such as public works, and community development; facilities management; utilities operations and maintenance; and management, asset management/maintenance, and financial consulting. Our geographic strategy is to expand market reach in North America, and follow our other business groups and clients into target geographies including Europe, Australia, and the Middle East. We see an increase in public-private and private-private partnerships for both full and customized services, as municipal and private entities continue to look for more ways to increase revenues and reduce costs through efficiency gains. We will continue to expand our consulting business and leverage cross-market synergies around design-build-operate, remediation, produced water, and manufacturing.

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

        Water—In our Water business, we are dedicated to sustainability as we serve water resources and ecosystem management; water treatment; conveyance and collection; wastewater treatment and reuse; and utility management market segments. We support the water-related needs of clients in the utility, industrial, government, energy, and agricultural sectors. Our broad portfolio of water solutions helps clients address the complex challenges related to population growth, aging infrastructure, water supply uncertainty, global climate change, regulatory changes, and increasing demand. Beginning in 2012, the industrial water capability from the industrial systems business was combined with the Water business to pursue the large and growing energy and industrial related water market. Addressing the impacts of global climate change requires the ability to create solutions for the energy-water-carbon nexus. Energy and mining production require a reliable, abundant, and predictable source of water, a resource that is already in short supply throughout much of the world. We work with clients to identify solutions for water and energy conservation, and to re-evaluate processes to achieve cost savings and reduce environmental impacts. Our geographic strategy is to expand market reach in North and South America, Europe, the Middle East, Asia, and Australia. We will continue to capitalize on market drivers such as drought and water scarcity, aging infrastructure, global climate change, and regulatory requirements.

Government, Environment and Infrastructure Segment

        The GEI segment is comprised of the Environmental Services, Government Facilities and Infrastructure, Nuclear, and Transportation businesses. GEI provides a full range of services—program management, engineering, design, construction, environmental remediation, operation and maintenance, decontamination and decommissioning, facility closure, sustainable solutions, and consulting services—to clients worldwide, including our largest client, the U.S. federal government. The segment also provides enterprise stewardship for the development of our facilities penetration strategy and our urban development practice for large program management projects.

        Environmental Services—Our Environmental Services ("ES") business is dedicated to sustainability by protecting human health, preserving the environment, and restoring impacted natural resources. We achieve this mission by offering services through nine global practices: sustainability consulting, threat reduction management, environmental compliance, planning and permitting, integrated waste solutions, munitions response, natural resources planning and management, sediment management and remediation, and site remediation and revitalization. A key differentiator for our services remains our innovation and complex problem solving capacities found in these practices. Clients include a broad spectrum of U.S. and state government agencies and departments; multinational commercial clients; and international clients in the public, private and government sectors. Over the past ten years our environmental services have consistently been rated in the top 10% of our peer provider base by market journals and trade magazines and we are considered to be an industry leader. Another key differentiator for us with both our government and multinational clients is project delivery with a global footprint—our ability to effectively and consistently deploy our systems and processes (especially safety, environmental compliance, and project management) throughout the world with minimal deviation.

        Government Facilities and Infrastructure—Our Government Facilities and Infrastructure ("GF&I") business plans, designs, constructs, operates and maintains various categories of facilities and infrastructure at all types of government and military installations offering contingency and logistics, planning and consulting engineering and design, design-build, operations and maintenance, and program management services. The U.S. Department of Defense is GF&I's largest client. We also provide a multitude of services to other government agencies such as the U.S. Federal Emergency Management Agency, National Science Foundation, U.S. Agency for International Development, Department of Energy (DOE), and the National Aeronautics and Space Administration. We continue to expand our government client base, both within the U.S. and internationally. At its core, our GF&I business ensures value-added mission success for our clients by safely delivering flexible and sustainable facilities, infrastructure, and contingency solutions on any scale worldwide while maintaining a focus to optimize client goals, and minimize impacts and costs.

        Nuclear—Our Nuclear business specializes in the management of complex nuclear programs and projects around the globe. Our experience includes managing and operating nuclear facilities and providing innovative cleanup and environmental remediation for commercial and government facilities and sites worldwide. We provide innovative cleanup and closure solutions for contaminated sites in the U.S. DOE nuclear weapons complex and at U.K. Nuclear Decommissioning Authority ("NDA") sites in Great Britain. In the commercial nuclear sector, we provide program management and program advisory services, as well as planning, permitting, and licensing of new nuclear energy generating stations. Additionally, we provide service offerings at government and commercial nuclear sites including which include program management and owner's engineer services, decommissioning, waste management, waste fuel strategies, support service operations, and planning, permitting, and licensing of new nuclear energy generating stations. Our Nuclear business unit serves three primary businesses sectors: nuclear remediation and decommissioning, nuclear power and national defense. The DOE and NDA are the primary clients served by our nuclear remediation and decommissioning sector, however we have also decommissioned reactors for utilities and research reactors for universities. Our nuclear power sector primarily serves clients such as the United Arab Emirates and Poland. Governmental clients such as the U.S. National Nuclear Security Agency and U.K. Ministry of Defense's Atomic Weapons Establishment are served by our national defense sector.

        Transportation—In the Transportation business, we serve the aviation, highway/bridge, ports and maritime, and transit and rail segments with horizontal infrastructure development. We provide planning, design, value engineering, design-build, project/program management, construction management, feasibility studies, public involvement/community management, environmental documentation, and sustainability planning services to our clients. Airport services include airfield planning and design, airfield navigational aids, airport master planning, program management, airport modeling and simulation, and airport facilities planning, design, mechanical, and electrical. For our highway and bridge clients, we provide transportation and sustainability planning; highway and bridge design and construction; traffic engineering and traffic modeling; intelligent transportation systems; highway safety consulting; geotechnical analysis; and tunneling. Ports and maritime client services include architecture; passenger, container, liquid, and bulk terminal facilities design and construction; asset management; inspection and rehabilitation; and ports infrastructure. Transit and rail services include planning; track, tunneling, and facilities design; vehicle engineering; transit technology; systems engineering; asset management; safety and security; and management consulting.

        Our Sustainability Practice has substantial client engagements in both our EWF and GEI segments. This practice develops and implements climate change, carbon and energy management, natural resources planning and management, green buildings and many other facets of sustainability. Through a robust Community of Practice and a Sustainability Leadership Board, we bring together strategists, scientists, architects, engineers, technologists, management consultants and economists to evaluate opportunities and work collaboratively to deliver lasting solutions that benefit our clients, their communities, and the environment. We also have a diverse platform of tools, technology, and best practices to help clients make well informed decisions and to evaluate the overall sustainability of various business decisions.

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

Backlog

        We define backlog as signed contracts and task orders less previously recognized revenue on such contracts and task orders. In addition, we include amounts under notices to proceed that have been received from clients and are expected to be recognized as revenues when future services are performed. Our operations and maintenance contracts are included for the non-cancellable term of the contract. Unexercised options under any contract are not included in our backlog. Our backlog also reflects the future activities related to consolidated joint ventures. Many of our contracts require us to provide services that span over a number of fiscal years. U.S. government agencies operate under annual fiscal appropriations by Congress and fund various federal contracts only on an incremental basis. The same is true of many state, local and foreign contracts. Our policy is to include in backlog the full contract award, whether funded or unfunded, for amounts that are expected to result in revenue in future periods based upon our experience with our clients or type of work. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination, or suspension at the discretion of the client. If sequestration occurs, our backlog could be negatively impacted. See Item 1A. Risk Factors for further discussion.

        The following table provides backlog revenues by operating segment for the years ended December 31:

($ in millions)	2012	2011
Energy, Water and Facilities	$4,135.1	$4,065.4
Government, Environment and Infrastructure	3,247.2	3,209.4

	$7,382.3	$7,274.8

Available Information

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

        Demand for our engineering and other services is affected by the general level of economic activity in the markets in which we operate, both in and outside of the U.S. Our customers and the markets in which we compete to provide services are likely to experience periods of economic decline from time-to-time. In particular, the recent global economic downturn and governmental tax revenue declines resulted in a slowdown in demand for our services in state and municipal clients.

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

        Our contracts with the U.S. federal government are subject to the uncertainties of Congressional funding. Since government contracts represent a significant percentage of our revenues (in fiscal 2012, our U.S. federal government contracts represented approximately 28% of our total revenues), government budget deficits or a significant reduction in government funding could lead to continued delays in contract awards and termination or suspension of our existing contracts, which could have an adverse impact on our business, financial condition and results of operations. In addition, any government shutdown could have an impact on our government projects including our ability to earn revenue on the projects already awarded, and could have an adverse impact on our financial condition.

        In particular, the Budget Control Act of 2011 imposed a process, known as sequestration, to implement $1.2 trillion in automatic spending cuts starting on March 1, 2013 and effective through fiscal year 2021, unless an alternative federal budget management process is agreed between the U.S. Congress and the President of the United States. If the sequestration takes effect, the agencies of the U.S. Federal Government may be required to modify or terminate contracts and substantially reduce awards of new work to companies like us, which will likely impact our ability to earn revenue on projects already awarded, win new work from U.S. Government customers and may have an adverse impact on our financial condition.

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

        In 2012, we derived approximately 28% of our total revenues from contracts with the U.S. federal government. The following risks are inherent in U.S. federal government contracts:

  •
  Because U.S. federal laws permit government agencies to terminate a contract for convenience, our U.S. government clients may terminate or decide not to renew our contracts with little or no prior notice.

  •
  Due to payments we receive from our U.S. government clients, our books, records and processes are subject to audit by various U.S. governmental agencies for a number of years after these payments are made. Based on these audits, the U.S. government may adjust or demand repayment of payments we previously received, or withhold a portion of fees due to us because of unsatisfactory audit outcomes. Audits have been completed on our U.S. federal contracts through December 31, 2006, and are continuing for subsequent periods. Audits performed to date have not resulted in material adjustments to our financial statements. Unsatisfactory audit results may impact our ability to bid or win future U.S. government contract work. In addition, as a government contractor, we are subject to increased risks of investigation, criminal prosecution and other legal actions and liabilities to which purely private sector companies are not. The results of any such actions could adversely impact our business and have an adverse effect on our consolidated financial statements.

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

  •
  If the sequestration takes effect, the agencies of the U.S. Federal Government may be required to modify or terminate contracts and substantially reduce awards of new work to companies like CH2M HILL, which will likely impact our ability to earn revenue on projects already awarded, win new work from U.S. Government customers and may have an adverse impact on our financial condition.

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

        Our backlog at December 31, 2012 was $7.4 billion. We cannot assure that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, our ability to earn revenues from our backlog depends on the availability of funding for various government and private clients. Most of our industrial clients have termination for convenience provisions in their contracts. Therefore, project terminations, suspensions or reductions in scope may occur from time-to-time with respect to contracts reflected in our backlog. Some backlog reductions would adversely affect the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.

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

        In 2012, we derived approximately 38% of our revenues from fixed price and "guaranteed maximum price" contracts. Under fixed price contracts, we agree to deliver projects for a definite, predetermined price and under guaranteed maximum price contracts, we agree to deliver projects for a price that is capped regardless of our actual costs incurred over the life of the project. Under cost reimbursable contracts with maximum pricing provisions, we are typically compensated for the labor hours expended at agreed-upon hourly rates plus cost of materials plus any subcontractor costs used; however, there is a stated maximum compensation for the services to be provided under the contract. Many fixed price or guaranteed maximum price contracts involve large industrial facilities and public infrastructure projects and present the risk that our costs to complete a project may exceed the guaranteed maximum or fixed price agreed upon with the client. The fees negotiated for such projects may not cover our actual costs and desired profit margins. In addition, many of our customers on fixed or maximum price contracts do not accept escalation clauses regarding labor or material cost increases, including commodity price increases. If our actual costs for a maximum price project or fixed price project are higher than we expect, our profit margins on the project will be reduced or we could suffer a loss.

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

        When suitable acquisition candidates are identified, we anticipate significant competition when trying to acquire these companies, and there can be no assurance that we will be able to acquire such acquisition targets at reasonable prices or on favorable terms. If we cannot identify or successfully acquire suitable acquisition candidates, we may not be able to successfully expand our operations. Further, there can be no assurance that we will be able to generate sufficient cash flow from an acquisition to service any indebtedness incurred to finance such acquisitions or realize any other anticipated benefits. In addition, there can be no assurance that the due diligence undertaken in connection with an acquisition will uncover all liabilities relating to the acquired business. Nor can there be any assurance that our profitability will be improved as a result of these acquisitions. Any acquisition may involve operating risks, such as:

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

  •
  the risks associated with possible violations of the Foreign Corrupt Practices Act, the United Kingdom Bribery Act of 2010, and other anti-corruption laws as a result of any acquisition; and

  •
  the possibility that any acquired firms do not perform as expected.

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

        We rely on third party subcontractors as well as third party equipment manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed price contracts, we could experience losses in the performance of these contracts. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. These risks are potentially more significant in the current economic downturn if financial difficulties in our supply chain cause our sub contractors or equipment suppliers not to be able to support the demands and schedules of our business. This may reduce the profit we expect to realize or result in a loss on a project for which the services, equipment or materials were needed.

Our defined benefit pension plans have significant deficits that may grow in the future; we may be required to contribute additional cash to meet any underfunded benefit obligations under these plans.

        As a result of our recent acquisition of Halcrow, the Company acquired defined benefit pension plans (also known as "defined benefit pension schemes") that have significant deficits. The ongoing funding obligations for the defined benefit pension plans vary from time to time depending on actuarial assumptions outside of the Company's control, such as discount rates, inflation rates, plan investment returns, and life expectancy of the plan members. In order to maintain an adequate funding position over time, the Company continuously reviews these assumptions and mitigates these risks by working with the pension plan trustees and with actuarial and investment advisors. The Company maintains an ongoing dialog with its pension plan trustees to negotiate a reasonable schedule for cash contributions as required by local regulations. If we are unable to agree such schedule in the future, or if the actuarial assumptions change significantly, we could have material adverse effects on our financial position, results of operations and/or cash flows.

We face special risks associated with our international business.

        In 2012 and 2011, we derived approximately 31% and 25%, respectively, of our revenues from operations outside of the U.S. Conducting business abroad is subject to a variety of risks including:

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

Limitations of or modifications to, indemnification regulations of the U.S. or foreign countries could adversely affect our business.

        The Price-Anderson Nuclear Industries Indemnity Act, commonly called the Price-Anderson Act, ("PAA") is a United States federal law, which, among other things, regulates radioactive materials and the nuclear energy industry, including liability and compensation in the event of nuclear related incidents. The PAA provides certain protections and indemnification to nuclear energy plant operators and Department of Energy ("DOE") contractors. The PAA protections and indemnification apply to us as part of our services to the U.S. nuclear energy industry and the DOE for new facilities, maintenance, modification, decontamination and decommissioning of nuclear energy, weapons, and research facilities. We offer similar services in other jurisdictions outside the U.S., provided we believe similar protections and indemnities are available, either through laws or commercial insurance. These protections and indemnifications, however, may not cover all of our liability that could arise in the performance of these services. To the extent the PAA or other protections and indemnifications do not apply to our services, our business could be adversely affected because of the cost of losses associated with liability not covered by the available protections and indemnifications, or by virtue of our loss of business because of these added costs.

Foreign exchange risks may affect our ability to realize a profit from certain projects.

        We attempt to minimize our exposure from currency risks by denominating our contracts in the currencies of our expenditures, obtaining escalation provisions for projects in inflationary economies, or entering into derivative (hedging) instruments. However, these actions may not always eliminate our currency risk exposure. Based on fluctuations in currency, the U.S. dollar value of our backlog may from time to time increase or decrease significantly. We do not enter into derivative instruments or hedging activities for speculative purposes. Our operational cash flows and cash balances may consist of different currencies at various points in time in order to execute our project contracts globally. In addition, our non-U.S. asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars. Financial hedging may be used to minimize currency volatility for financial reporting purposes.

Special risks associated with doing business in highly corrupt environments and employee, agent or partner misconduct or failure to comply with anti-bribery and other governmental laws could, among other things, harm our reputation.

        The global nature of our business creates various domestic and local regulatory challenges. Our operations include projects in developing countries and countries torn by war and conflict. Many of these countries are rated poorly by Transparency International, the independent watchdog organization for government and institutional corruption around the world. Our operations outside of the U.S. are subject to the Foreign Corrupt Practices Act ("FCPA"), the United Kingdom Bribery Act of 2010, and similar anti-bribery laws in other jurisdictions which generally prohibit companies and their intermediaries from paying or offering anything of value to foreign government officials for the purpose of obtaining or retaining business, or otherwise receiving discretionary favorable treatment of any kind. In addition, we may be held liable for actions taken by our local partners, subcontractors and agents even though such parties are not always subject to our control. Any determination that we have violated the FCPA, the United Kingdom Bribery Act of 2010, or any similar anti-bribery laws in other jurisdictions (whether directly or through acts of others, intentionally or through inadvertence) could result in sanctions that could have a material adverse effect on our business and our reputation and on our ability to secure U.S. federal government and other contracts. While our staff is trained on FCPA and other anti-corruption laws and we have procedures and controls in place to monitor compliance, situations outside of our control may arise that could potentially put us in violation of the these regulations and thus negatively impact our business. In addition, we are also subject to various international trade and export laws. Any misconduct, fraud, non-compliance with applicable governmental laws and regulations, or other improper activities by our employees, agents or partners could have a significant impact on our business, financial results and reputation and could subject us to criminal and civil enforcement actions.

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

        As part of our business operations, we maintain insurance both as a corporate risk management strategy and to satisfy the requirements of many of our contracts. Insurance products go through market fluctuations and can become expensive and sometimes very difficult to obtain. We work with a diversified team of insurers to reduce our risk of available capacity. There can be no assurances, however, that we can secure all necessary or appropriate insurance in the future at an affordable price for the required limits. Our failure to obtain such insurance could lead to uninsured losses that could have a material adverse effect on our results of operations or financial condition.

        Our present assessment of the insurance market is that there is adequate capacity to cover our insurance needs, but there are indications that the cost of insurance is likely to rise. Currently our insurance and bonds are purchased from several of the world's leading and financially stable providers often in layered insurance or co-surety arrangements. The built-in redundancy of such arrangements usually enables us to call upon existing insurance and surety suppliers to fill gaps that may arise if other such suppliers become financially unstable. Our risk management personnel continuously monitor the developments in the insurance market and financial stability of the insurance providers.

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

        The currently evolving landscape of cyber security regulations relating to "critical infrastructure" may impact our clients, and how we offer our services to our clients.

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

Item 1B.    Unresolved Staff Comments

  None

Item 2.    Properties

        Our operations are conducted primarily in leased properties in approximately 60 countries throughout the world. Our corporate headquarters are located in Englewood, Colorado, where we lease approximately 155,000 square feet of space. The lease on our corporate headquarters building expires in 2017, with an option to extend the term twice for either a five or ten year term. We believe that our existing facilities are adequate for the present needs of our business and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations.

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

        In 2010, we were notified that the U.S. Attorney's Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M HILL Hanford Group ("CH2M HILL Subsidiary") employees pleaded guilty on felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney's Office raised the possibility of civil and/or criminal charges for possible violations arising from CH2M HILL's Subsidiary overtime practices on the project. In September 2012, the government intervened in a False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud. We are cooperating with the government's investigation and continue to seek an amicable settlement of any potential civil and criminal charges and resolution of any potential False Claims Act allegations with the Department of Justice. We have reached an agreement in principle with the United States Attorney which, when finalized, will settle the False Claims Act case and result in an agreement by the United States Attorney to not bring criminal charges against us. Based on the information available to us at this time, we do not believe that the ultimate resolution of this matter will have a material impact on our results of operations or financial condition.

Item 4.    Mine Safety Disclosures

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

  •
  Trustees of the 401(k) Plan

  •
  Internal Market participants on a pro-rata basis (including purchases through pre-tax and after-tax deferred compensation plans)

        Effective February 11, 2011, all sellers on the Internal Market, other than us and the trustees of the 401(k) Plan, pay NTB a commission fee equal to three tenths of one percent (.3%) of the proceeds from such sales. The previous commission level was two percent (2%) of proceeds from such sales. Employees who sell their common stock upon retirement from our company will have the option to sell the common stock they own on the Internal Market and pay a commission on the sale or to sell to us without paying a commission. In the latter case, the employee will sell their common stock to us at the price in effect on the date of their termination in exchange for a four-year note at a market interest rate determined biannually. No commission is paid by buyers on the Internal Market.

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

        Modification of the Calculation of Common Stock Outstanding ("CS").    On February 9, 2011, our Board of Directors determined that it would be in the best interest of the company and our stockholders to modify the calculation of CS to treat substantial issuances of shares at any time during the four fiscal quarters immediately preceding the Trade Date as having been issued at the beginning of such four-quarter period. As such, we determined that the issuance of 342,379 shares as partial consideration for our acquisition of Halcrow Holdings Limited in November 2011 would result in approximately a 1% artificial increase in the stock price for the first quarterly Trade Date after the fiscal quarter in which the transaction was completed because the shares issued in that transaction were issued only 51 days prior to year end. As a result, under the valuation methodology, such shares would be included in the weighted-average number of shares used to calculate CS on the basis of 51/365 while the full amount of the increase to stockholders' equity resulting from the Halcrow transaction would be included in the SE factor as of December 31, 2011. We determined the artificial increase in the stock price resulting from the Halcrow acquisition would not be material, but could potentially be material in connection with future transactions. Such artificial variance in the calculation of the CS factor can be eliminated, under appropriate circumstances and solely for the purpose of determining the price of our common stock, by treating the transaction involving such substantial issuance of shares as having been completed at the beginning of the four-fiscal quarter period immediately preceding the Trade Date for which the fair value for our stock is being calculated.

        The following table shows a comparison of the "CS" value actually used by our Board of Directors to calculate stock prices on the dates indicated versus the year-to-date weighted-average number of shares of common stock as reflected in the diluted earnings per share calculation in our financial statements for the past three years.

Effective Date	CS	YTD Weighted- Average Number of Shares as reflected in Diluted EPS calculation
	(in thousands)	(in thousands)
May 6, 2010	34,353	32,305
August 13, 2010	34,178	32,356
November 12, 2010	33,903	32,270
February 11, 2011	33,450	32,163
May 5, 2011	33,189	31,362
August 10, 2011	32,885	31,327
November 10, 2011	32,670	31,363
February 9, 2012	32,962	31,428
May 11, 2012	32,944	31,801
August 10, 2012	32,941	31,851
November 9, 2012	32,779	31,718
February 15, 2013	32,466	31,484

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

Effective Date	M	P	SE	CS	Price Per Share	Percentage Price Increase (Decrease)
		(in thousands)	(in thousands)	(in thousands)
May 6, 2010	1.2	93,067	541,940	34,353	41.13	1.5%
August 13, 2010	1.2	105,385	568,233	34,178	45.49	10.6%
November 12, 2010	1.2	106,297	581,344	33,903	46.49	2.2%
February 11, 2011	1.2	106,848	563,649	33,450	46.75	0.6%
May 5, 2011	1.2	115,190	595,629	33,189	50.43	7.9%
August 10, 2011	1.2	122,525	640,303	32,885	54.35	7.8%
November 10, 2011	1.2	121,959	678,358	32,670	55.71	2.5%
February 9, 2011	1.2	124,121	717,414	32,962	57.01	2.3%
May 11, 2012	1.2	110,441	725,247	32,944	53.39	(6.3)%
August 10, 2012	1.2	101,423	743,484	32,941	51.39	(3.7)%
November 9, 2012	1.2	111,722	746,205	32,779	54.67	6.4%
February 15, 2013	1.2	121,490	734,331	32,466	57.64	5.4%

Changes to Commission Charged to Sellers on the Internal Market

        Effective February 11, 2011, NTB agreed that all sellers on the internal market, other than CH2M HILL and the trustees of CH2M HILL's benefit plans will pay NTB a commission fee equal to three tenths of one percent (.3%) of proceeds from such sales. It was a reduction from the previous commission level of two percent (2%). No commission is paid by buyers on the internal market.

Holders of Our Common Stock

        As of February 8, 2013, there were 8,068 holders of record of our common stock. As of such date, all of our common stock of record was owned by our current and retired employees, directors, eligible consultants, and by our various employee benefit plans. Common stock is held in a trust for each of our employee benefit plans and each trust is considered one holder of record of our common stock.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock and no cash dividends are contemplated on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

        The following table covers the purchases of our securities by CH2M HILL during the quarter ended December 31, 2012:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October (a)	1,738	$53.18	—	—
November	—	—	—	—
December (a)(b)	929,785	$54.67	—	—

Total	931,523	$54.67	—	—

(a)
Shares purchased by CH2M HILL from terminated employees.

(b)
Shares purchased by CH2M HILL in the Internal Market.

Item 6.    Selected Financial Data

        The selected financial data presented below under the captions "Selected Statement of Operations Data" and "Selected Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2012, are derived from the consolidated financial statements of CH2M HILL Companies, Ltd. and subsidiaries, which consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2012 and 2011, and for each of the years in the three-year period ended December 31, 2012, and the report thereon, are included in Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K. The following information should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto.

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

	Years Ended December 31,
($ in millions, except per share data)	2012		2011		2010	2009		2008
Selected Statement of Operations Data:
Revenue	$6,160.6	(d)	$5,555.2		$5,422.8	$5,499.3		$5,589.9
Operating income	158.8		185.2		174.8	174.5	(a)	89.2
Net income attributable to CH2M HILL	93.0		113.3		93.7	103.7		32.1
Net income per common share
Basic	$2.99		$3.68		$2.98	$3.25		$0.96
Diluted	$2.95		$3.60		$2.91	$3.18		$0.93
Selected Balance Sheet Data:
Total assets	$3,114.6		$2,754.0	(c)	$1,967.1	$1,948.0		$1,971.8
Long-term debt, including current maturities	252.3	(e)	92.8		37.6	52.3	(b)	175.9
Total stockholders' equity	616.7		666.3		554.2	524.8		386.7

(a)
The increase in 2009 was primarily attributable to the gain of $58.2 million on the sale of certain assets of our Enterprise Management Solutions ("EMS") business.

(b)
During 2009, the net repayments of debt were approximately $123.6 million. Repayments were paid out of proceeds from the EMS sale and operating cash flows.

(c)
The majority of the increase in total assets relates to the acquisition of Halcrow in November 2011.

(d)
The majority of the increase in revenue relates to the acquisition of Halcrow in November 2011.

(e)
The majority of the increase in debt relates to funding for Halcrow operations and cash used for increased working capital needs.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Summary

        We are a large employee-controlled professional engineering services firm providing engineering, construction, consulting, design, design-build, EPC, procurement, operations and maintenance, program management and technical services to U.S. federal, state, municipal and local government agencies, national governments, as well as private industry and utilities, around the world. Founded in 1946, we have approximately 30,000 employees worldwide.

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

        The Budget Control Act of 2011 imposed a process known as sequestration to implement $1.2 trillion in automatic spending cuts starting on March 1, 2013 and effective through fiscal year 2021, unless an alternative federal budget management process is agreed between the U.S. Congress and the President of the United States. If the sequestration takes effect, the agencies of the U.S. Federal Government may be required to modify or terminate contracts and substantially reduce awards of new work to companies like CH2M HILL, which will likely impact our ability to earn revenue on projects already awarded, win new work from U.S. Government customers and may have an adverse impact on our financial condition. We are beginning to feel the effects of the impending sequestration as a result of a postponement in projects, at least one termination for convenience after contract award, and cancellations of planned projects prior to award.

Acquisitions

        We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, provide local resources internationally to serve our customers, add value to the projects undertaken for clients, or enhance our capital strength.

        On November 10, 2011, we purchased all the share capital of Halcrow Holdings Limited ("Halcrow") for approximately £124.0 million ($197.3 million). Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure and buildings. Halcrow has 5,000 employees who provide services to our clients in the United Kingdom, Middle East, Canada, the United States, China, India, Australia, South America, and Europe. Halcrow's clients include public and private-sector organizations around the world, including local, regional and national governments, asset owners, international funding agencies, regulators, financial institutions, contractors, developers and operators. The results of Halcrow's operations have been reported in the consolidated financial statements since the date of acquisition.

        On July 29, 2011, we acquired Booz Allen Hamilton's State and Local Government Transportation and Consulting business ("BAH"). BAH has approximately 150 employees and provides management consulting, system engineering, vehicle engineering, asset management, train control and communications systems, systems safety and revenue system consulting to transit and rail agencies throughout North America. The cost of the acquisition was $28.5 million adjusted for working capital requirements. The results of operations for BAH have been included in the consolidated financial statements since the date of acquisition and are reported in the GEI operating segment.

Summary of Operations

        Effective January 1, 2012, we reorganized our reporting structure under which our chief operating decision maker regularly reviews operating results and makes strategic and operating decisions with regards to assessing performance and allocating resources in order to streamline our business and reducing overhead costs. As a result, we formed the Energy, Water, and Facilities ("EWF") segment and the Government, Environment, and Infrastructure ("GEI") segment. The reporting units previously included in the Energy and Water segment in 2011 were moved to the EWF segment and the reporting units previously included in the Government, Environment and Nuclear segment in 2011 were moved to the GEI segment. Reporting units that were previously included in the Facilities and Infrastructure segment were divided into either the EWF or GEI segment, accordingly. Additionally, for 2012, the results of operations for various lines of business acquired within Halcrow were assigned to the appropriate reporting units within our segments according to the nature of their operations. The majority of the Halcrow operations were assigned to our transportation reporting unit. We believe this new organizational structure will help us capitalize on cross-market synergies, consolidate our service offerings and optimize our client management process. Prior period amounts have been adjusted to conform to the revised organization.

Results of Operations for the Year Ended December 31, 2012 Compared to 2011

	2012			2011			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Energy, Water and Facilities	$3,474.8	$22.6	$88.2	$2,784.4	$25.0	$99.6	$690.4	24.8%	$(2.4)	$(11.4)	(11.4)%
Government, Environment and Infrastructure	2,685.8	41.1	93.2	2,770.8	39.5	107.0	(85.0)	(3.1)%	1.6	(13.8)	(12.9)%
Corporate	—	—	(22.6)	—	—	(21.4)	—	—	—	(1.2)	(5.6)%

Total	$6,160.6	$63.7	$158.8	$5,555.2	$64.5	$185.2	$605.4		$(0.8)	$(26.4)

Energy, Water and Facilities Segment

        Revenue from our EWF segment increased for the year ended December 31, 2012 compared to the same period in the prior year by $690.4 million, or 24.8%. Approximately $177.9 million of the revenue increase relates to Halcrow operations. The remaining increase in revenue of $512.5 million is primarily attributable to four new EPC power projects awarded in late 2011. Our E&C business also experienced year over year increases in revenues due to higher volumes on operations and maintenance projects on the North Slope of Alaska. Additionally, we experienced improved volumes in our North American design-build water and wastewater reclamation projects as well as increases in our international water projects in the United Kingdom and Middle East. These increases were partially offset by a decrease in revenue from a significant water project that completed the design-build phase of the project in 2012 and transitioned into the operations phase.

        Operating income decreased for the year ended December 31, 2012 by $11.4 million, or 11.4% compared to the prior year period. During the year ended December 31, 2012, approximately $9.8 million of the decrease related to losses in Halcrow's operations, which was comprised of $2.2 million of operating income, $5.4 million of acquisition related amortization expense and $6.6 million in costs incurred to integrate the Halcrow operations. Excluding Halcrow, operating income was $98.0 million for the year ended December 31, 2012 compared to $99.6 million in the comparable prior year period. The annual results for 2012 were negatively impacted by a significant loss on a power project in the western United States as well as two loss projects within our E&C business in North America. These project losses were partially offset by better performance in our E&C construction business where we were able to reduce losses on projects in 2012 compared to 2011, as well as the recovery of costs on an OM project in the southwest United States in the second quarter of 2012. In addition, allocable corporate overhead costs and indirect spending within the EWF segment has decreased during 2012 in comparison to 2011. While revenues from our Water business increased during 2012, operating profit for the same period remained relatively constant due to certain higher margin contracts being completed in 2011 as well as slightly higher overhead costs during 2012.

Government, Environment and Infrastructure Segment

        Revenue from our GEI segment decreased for the year ended December 31, 2012, compared to the same period in the prior year by $85.0 million, or 3.1%. Excluding revenue related to Halcrow of $394.1 million, the segment experienced a decline of $479.1 million during the year ended December 31, 2012. This decline in revenue was primarily the result of lower volumes in our Nuclear markets as a result of a decrease in funding levels for large Department of Energy projects as well as lower design build volumes in the Middle East in our GF&I business. These decreases were partially offset by improved results in our domestic and international environmental services private-sector clients business as well as growth in our domestic Transportation business, driven by the Booz Allen Hamilton acquisition in 2011.

        Operating income decreased for the year ended December 31, 2012 compared to the same period in the prior year by $13.8 million, or 12.9%. Our GEI operating results were affected by a 2012 loss of approximately $27.7 million in Halcrow's operations which was comprised of $6.2 million of income from operations, $18.6 million of acquisition related amortization expense and $15.3 million of costs incurred to integrate the Halcrow operations. Excluding Halcrow, operating income was $120.9 million for the year ended December 31, 2012 compared to $107.0 million in the comparable prior year period. This increase of $13.9 million in operating income, excluding Halcrow, relates primarily to volume growth in our ES business and our North American consulting services in our Transportation business. In addition, excluding Halcrow, allocable corporate overhead costs and indirect spending within the GEI division has decreased during 2012 in comparison to 2011. The operating income increase, excluding Halcrow, was significantly impacted by increased costs on various U.S. government military base facility projects within our GF&I business, resulting in an overall decrease in gross margin. The overall decrease in revenue volumes in our Nuclear and GF&I markets discussed above also impacted our operating income for the year. These decreases in earnings were principally offset by fees earned from the successful completion of the venues on the London 2012 Olympics.

Results of Operations for the Year Ended December 31, 2011 Compared to 2010

	2011			2010			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Energy, Water and Facilities	$2,784.4	$25.0	$99.6	$2,667.1	$24.6	$49.4	$117.3	4.4%	$0.4	$50.2	101.6%
Government, Environment and Infrastructure	2,770.8	39.5	107.0	2,755.7	43.9	138.4	15.1	0.5%	(4.4)	(31.4)	(22.7)%
Corporate	—	—	(21.4)	—	—	(13.0)	—	—	—	(8.4)	64.6%

Total	$5,555.2	$64.5	$185.2	$5,422.8	$68.5	$174.8	$132.4		$(4.0)	$10.4

Energy, Water and Facilities Segment

        Revenue increased for the year ended December 31, 2011, compared to the prior year by $117.3 million or 4.4%. The increase in revenue was partially attributable to the acquisition of Halcrow in November 2011, which contributed approximately $35.5 million of revenues to this segment. Revenue also increased in our OM business due to new water projects in Washington and Arizona. Additionally, this increase was attributable to improvement in our North American operations and maintenance equipment rental program as well as improvements in engineering services within our E&C business. Finally, our I&AT business experienced higher volumes of work due to increased capital spending in that sector. These increases in revenue were slightly offset due to the completion of design-build projects in North America and Australia for both our Power and Water businesses during the second half of 2011.

        Operating income increased for the year ended December 31, 2011 compared to 2010 by $50.2 million, or 101.6%. This increase was primarily due to a shift in the mix of our business within our I&AT market from construction to design projects. An increase in design projects, which contribute higher margins than construction projects, was consistent with the trend in capital spending in this market at that time. Additionally, our OM business recognized higher margins on design-build-operate projects as they transitioned to the operational phases of the projects. Although our Power business experienced lower revenues in 2011, it was able to maintain its year over year operating income due to incentive fees earned on the successful completion of construction milestones from their design build projects as well as successfully managing their controllable indirect costs. These increases were partially offset by a loss on a large construction project in our North American E&C business as well as decreasing margins on their operations and maintenance and engineering work.

Government, Environment and Infrastructure Segment

        Revenue increased for the year ended December 31, 2011, compared to the same period in the prior year by $15.1 million or 0.5%. The increase in revenue was directly attributable to the acquisition of Halcrow in November 2011, which contributed approximately $78.6 million of revenues to this segment. Additionally, we experienced improved results in the Environmental Services market due to the start of the Twelve Mile Creek construction project and other work performed for the U.S. Environmental Protection Agency. These increases were significantly offset by decreased volumes in our Nuclear and GF&I businesses as a result of the conclusion of the American Recovery and Reinvestment Act ("ARRA") projects in 2011 that had provided full year revenues in 2010. Additionally, revenue decreased in our GF&I business due to the lack of new awards in the first half of 2011 during the Congressional Budget impasse. Revenues from our Transportation business remained relatively consistent year over year.

        Operating income decreased for the year ended December 31, 2011 compared to the same period in the prior year by $31.4 million or 22.7%. The decrease in operating income was primarily due to the decrease in revenues in our Nuclear and GF&I businesses discussed above. Additionally, our GF&I business experienced increased costs on U.S. government military base facility projects in both the U.S. and Middle East. Furthermore, the GF&I market provided fewer services in support of disaster response work to FEMA during 2011 compared to 2010. Finally, we experienced a decrease in earnings from our Transportation business due to claims arising on two port projects as well as a decrease in fees earned on a major bridge project completed in 2010. These decreases were partially offset by schedule incentive fees on the River Corridor project in our Nuclear business. We also recorded increased earnings in 2011 compared to 2010 from our program management activities on the London 2012 Olympics as we earned fees for the successful completion of certain Olympic venues.

Corporate

        The Corporate segment includes expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, and general business development efforts. Corporate expenses for the year ended December 31, 2012 were $22.6 million compared to $21.4 million for the same period in the prior year. The increase in corporate costs for 2012 is primarily due to increased severance costs associated with overhead reduction efforts offset by a decrease in activities associated with initiatives for potential acquisitions and business development activities.

Income Taxes

        The income tax provisions for the years ended December 31, 2012, 2011 and 2010 are as follows:

($ in millions)	Income Tax Provision	Effective Tax Rate
2012	$52.1	35.9%
2011	$55.9	33.1%
2010	$53.8	36.5%

        The effective tax rate for the year ended December 31, 2012 was 35.9% compared to 33.1% for the same period in the prior year. The effective tax rate in 2012 was higher in comparison to the effective rate in 2011 primarily due to a 2012 decrease in domestic permanent benefits such as the research and experimentation credit and the domestic production deduction as well as the 2012 negative impacts of certain foreign operations which were partially offset by international tax planning. Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

        The effective tax rate for the year ended December 31, 2011 was 33.1% compared to 36.5% for 2010. The 2011 rate was favorably impacted by significant improvements in foreign operating results when compared to 2010, as well as benefits from international tax planning strategies.

        We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our tax provision by recording a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2012 and 2011, we reported a valuation allowance of $116.9 million and $99.3 million, respectively, related primarily to the reserve of certain foreign net loss carryforwards.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are to fund our working capital, capital expenditures and purchases of common stock presented on our internal market. During the year ended December 31, 2012, cash provided by operating activities was $134.2 million compared to $257.4 million for the year ended December 31, 2011. The significant decrease in cash provided by operations is primarily due to an increase in working capital needs primarily attributable to slower collections of accounts receivables as well as timings of billings of our work in progress.

        Billings and collections on accounts receivable can impact our operating cash flows. We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on this assessment at December 31, 2012, we have deemed the allowance for uncollectible accounts to be adequate; however, future economic conditions may adversely impact some of our clients' ability to pay our bills or the timeliness of their payments. Consequently, it may also impact our timing of cash receipts necessary to meet our operating needs.

        Cash used in investing activities was $33.1 million in the year ended December 31, 2012 compared to $217.0 million used in investing activities for the same period in 2011. The majority of investing expenditures during 2011 related to the $187.7 million spent on the acquisitions of Halcrow and BAH, net of $23.5 million of cash acquired. In addition, we spent $46.7 million and $30.2 million on capital expenditures in 2012 and 2011, respectively. These cash outflows were partially offset by proceeds from the sale of fixed assets of $1.0 million and $6.4 million in 2012 and 2011, respectively. We had net distributions of capital from our joint ventures of $12.7 million in the year ended December 31, 2012 compared to cash outflows for joint venture capital contributions of $5.5 million in the year ended December 31, 2011.

        Cash provided by financing activities was $1.8 million in the year ended December 31, 2012 compared to $118.0 million of cash used in financing activities for the same period in 2011. The major components of our financing activities include repurchases and retirements of our common stock and net borrowings or repayments on our long-term debt. For the twelve months ended December 31, 2012, repurchases of stock were $157.2 million compared to $93.6 million for the same period in the prior year. Additionally, the net proceeds from borrowings on debt were approximately $159.4 million during 2012 compared to approximately $25.7 million repayments of debt during 2011. The primary uses of cash received from borrowings during 2012 were to fund increased working capital needs discussed above. For additional information regarding repurchases of stock and our Internal Market, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        We finance our operations, acquisitions and capital expenditures using a variety of capital vehicles. On December 6, 2010, we entered into a Credit Agreement providing for an unsecured revolving Credit Facility (the "Credit Facility") in an amount up to $600.0 million. We entered into an amendment to the original Credit Agreement on September 27, 2011 which provided modifications to certain covenants and other provisions of the Credit Agreement to take into account the acquisition of Halcrow. On April 19, 2012 we amended and restated this agreement for the purposes of increasing the size of the Credit Facility to $900.0 million, extending the maturity to April 19, 2017, increasing the capacity of certain subfacilities as well as improving our borrowing rates. Under the terms of the revised agreement we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $200.0 million. The revised credit facility has a subfacility for the issuance of standby letters of credit in a face amount up to $500.0 million, compared to $300.0 million in the original agreement, and a subfacility up to $300.0 million for multicurrency borrowings, which is unchanged from the original agreement

        Revolving loans under the Credit Facility bear interest, at our option, at a rate equal to either (i) the base rate plus a margin based on our consolidated leverage ratio or (ii) the eurodollar rate, based on interest periods of one, two, three or six months, plus a margin based on our consolidated leverage ratio. The base rate is defined as the highest of (i) the "Federal Funds Rate," as published from time to time by the Federal Reserve Bank of New York, plus 0.5%, (ii) the Agent's "prime rate" in effect from time to time, and (iii) the one month eurodollar rate in effect from time to time, plus 1.0%. Our "consolidated leverage ratio" on any date is the ratio of our consolidated total funded debt to our consolidated adjusted earnings before interest, taxes, depreciation and amortization for the preceding four fiscal quarters. The definition of consolidated adjusted earnings before interest, taxes, depreciation and amortization was amended to allow for the addition of, among other things, all expenses associated with the non-cash portion of all stock-based compensation. We are also obligated to pay other closing fees, commitment fees and letter of credit fees customary for a credit facility of this size and type. Under the terms of the revised agreement, the margin added to either the base rate or the eurodollar rate has decreased, which provides us with access to capital at lower overall borrowing rates.

        Both the original and revised credit agreements contain customary representations and warranties and conditions to borrowing. They also include customary affirmative and negative covenants, including covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, enter into transactions with affiliates, and make certain kinds of payments, in each case subject to customary exceptions for credit facilities of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of December 31, 2012, we were in compliance with the covenants required by the Credit Agreement. There can be no assurance that the capacity under this facility will be adequate to fund future operations or acquisitions we may pursue from time to time.

        At December 31, 2012, issued and outstanding letters of credit of $126.5 million were reserved against the borrowing base of the Credit Facility, compared to $90.6 million at December 31, 2011. Additionally, Halcrow and CH2M HILL have approximately $106.4 million of other letters of credit and bank guarantee facilities with various banks. Approximately $27.5 million of letters of credit and $48.5 million of bank guarantees were outstanding as of December 31, 2012, leaving us with remaining available capacity of approximately $30.4 million on these other credit facilities.

        The remaining borrowing capacity under the revised credit facility is $504.3 million at December 31, 2012. Based on our total cash and credit capacity available at December 31, 2012, we believe we have sufficient resources to fund our operations, any future acquisition and capital expenditure requirements, as well as purchases of common stock presented on our internal market, should we choose to do so, for the next 12 months and beyond.

Depreciation and Amortization

        Depreciation and amortization expense for the year ended December 31, 2012 of $79.6 million was $31.4 million greater than the same period in 2011. The increase was due to an increase in depreciation expense of $3.9 million and an increase in amortization expense of $27.5 million. We recognized $38.6 million and $11.1 million of amortization expense related to intangible assets during 2012 and 2011, respectively. The increase in amortization expense in 2012 is related to amortization of the intangible assets acquired in the Halcrow and BAH transactions as well as amortization of a tradename, previously acquired. The increase in depreciation is primarily due to the addition of property, plant and equipment acquired in the Halcrow acquisition.

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

        There were no substantial changes to other off-balance sheet arrangements or contractual commitments during the twelve months ended December 31, 2012.

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

        We believe that we will be able to continue to have access to professional liability and general casualty insurance, as well as bonds, with sufficient coverage limits, and on acceptable financial terms necessary to support our business. The cost of such coverage has remained stable during 2012 and is expected to continue to be stable in the foreseeable future. For additional information, see Item 1A. Risk Factors.

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

        Contractual obligations outstanding as of December 31, 2012 are summarized below:

	Amount of Commitment Expiration Per Period
($ in millions) Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed
Letters of credit	$94.7	$36.2	$—	$23.1	$154.0
Bank guarantees	22.9	12.3	1.4	11.9	48.5
Total debt	3.5	6.5	238.2	4.1	252.3
Interest payments	4.8	9.0	8.5	0.3	22.6
Operating lease obligations	106.3	160.3	107.5	85.0	459.1
Surety and bid bonds	507.1	1,199.8	—	35.2	1,742.1

Total	$739.3	$1,424.1	$355.6	$159.6	$2,678.6

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

Goodwill

        Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a purchase business combination is not amortized, but instead is tested for impairment at least annually in accordance with the provisions of the FASB Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), as amended under Accounting Standards Update 2011-08 ("ASU 2011-08"). In performing the annual impairment test, we evaluate our goodwill at the reporting unit level which we have determined based upon our various lines of business within each of our reporting segments. These lines of business are further discussed in Item 1 of this Form 10-K within the respective segments. Under the guidance of ASC 350, we have the option to assess either quantitative or qualitative factors to determine if it is more likely than not that the fair values of our reporting units are less than their carrying amounts. If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts, then the next step of the impairment test is unnecessary. If we conclude otherwise, then we are required to test goodwill for impairment under the two-step process. The two-step process involves comparing the estimated fair value of each reporting unit to the unit's carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, we would then perform a second step to measure the amount of goodwill impairment loss to be recorded. We determine the fair value of our reporting units using a market approach. Our market based valuation method provides estimates of the fair value of our reporting units based on applying a multiple to our estimate of a cash flow metric for each business unit. Our annual goodwill impairment test is conducted as of October 1st of each year.

        At our goodwill assessment date in 2012, we concluded that the two-step process was necessary to assess the goodwill associated with the Halcrow acquisition (see Acquisitions above). Based on our assessment, using the market valuation approach described above, we concluded there was no indication of impairment of the goodwill in any of our reporting units. At our 2011 goodwill assessment date, our qualitative assessment determined there were no events or circumstances that lead us to believe it was more likely than not that the fair values of our reporting units were less than their carrying amounts.

Pension and Postretirement Employee Benefits

        The unfunded or overfunded projected benefit obligation of our defined benefit pension plans and other postretirement benefits are recorded in our consolidated financial statements using actuarial valuations that are based on many assumptions. These assumptions primarily include discount rates, rates of compensation increases for participants, and long-term rates of return on plan assets. We use judgment in selecting these assumptions each year because we have to consider not only the current economic environment in each host country, but also future market trends, changes in interest rates and equity market performance. Our plan liabilities are most sensitive to changes in the discount rates, which if reduced by 25 basis points, plan liabilities for the U.S. and non-U.S. plans would increase by approximately $8.4 million and $45.9 million, respectively. Changes in these assumptions have an immaterial impact on our net periodic pension costs as most of our defined benefit arrangements have been closed to new entrants and ceased future accruals.

Recent Accounting Standards

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

        In December 2011, the FASB issued ASU 2011-11 Balance Sheet Topic 210, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013 and will be applied retrospectively.

        In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 allows entities testing an indefinite-lived intangible asset other than goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the asset. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, no further testing is necessary. ASU 2012-02 is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. We do not believe that the adoption of ASU 2012-02 will have a material effect on its consolidated financial statements.

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

        Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable. As of December 31, 2012 and 2011, accruals for potential estimated claim liabilities were $34.4 million and $34.1 million, respectively.

        In 2010, we were notified that the U.S. Attorney's Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M HILL Hanford Group ("CH2M HILL Subsidiary") employees pleaded guilty on felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney's Office raised the possibility of civil and/or criminal charges for possible violations arising from CH2M HILL's Subsidiary overtime practices on the project. In September 2012, the government intervened in a False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud. We are cooperating with the government's investigation and continue to seek an amicable settlement of any potential civil and criminal charges and resolution of any potential False Claims Act allegations with the Department of Justice. We have reached an agreement in principle with the United States Attorney which, when finalized, will settle the False Claims Act case and result in an agreement by the United States Attorney to not bring criminal charges against us. Based on the information available to us at this time, we do not believe that the ultimate resolution of this matter will have a material impact on our results of operations or financial condition.

        In connection with the Halcrow acquisition, we assumed a lease obligation for office space which was entered into by Halcrow in 1981 and was previously occupied as one of their primary office locations. Subsequently, Halcrow vacated the space and has been subleasing a portion of the building to third parties. The lease requires Halcrow to continue to make lease payments until 2080 with rent escalating provisions that can increase with market conditions. In 2012, we obtained a final third party determination of the fair value of this lease obligation and the associated real property in order to complete the purchase price allocation. As a result, we recorded capital lease and related obligations of $66.1 million, of which $65.5 million and $0.6 million are included in other long-term liabilities and other accrued liabilities in the consolidated balance sheets, respectively, as well as a related building asset of $25.9 million. In addition, we have assumed an operating lease for the associated land on which the building is located with total lease payments due over the remaining term of the lease totaling $36.8 million.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

        Foreign currency exchange rates.    We operate in many countries around the world and as a result, are exposed to foreign currency exchange rate risk on transactions in numerous countries. We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as, intercompany trade balances among our entities with differing currencies. In order to mitigate this risk, we enter into derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings. These currency derivative instruments are carried on the balance sheet at fair value and are typically based upon Level 2 inputs including third party quotes. As of December 31, 2012 there were no foreign exchange contracts outstanding.

        Interest rates.    Our interest rate exposure is generally limited to our unsecured revolving credit agreement, purchase of interest bearing short-term investments and holdback contingency balances outstanding related to our acquisitions of VECO and BAH. As of December 31, 2012, the outstanding balance on the unsecured revolving credit agreement was $235.5 million and there was approximately $32.1 million outstanding on the holdback contingencies. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured credit agreement and the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $2.7 million.

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-2.

Item 9B.    Other Information

        In November 2011, CH2M HILL acquired Halcrow, a U.K. engineering consulting company that provides services to clients worldwide and had a small presence in Iran. As a condition of the acquisition, the U.K. affiliate was required to terminate all activities in Iran and the company undertook expedient steps to withdraw all operational activities in Iran, including abandoning certain assets. The wind down was completed within the context of U.S. and European sanctions governing restrictions on activities in Iran. The acquired company has no intentions to resume its activities in Iran.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Certain information required by this item is incorporated by reference from CH2M HILL's definitive proxy statement for its 2013 Annual Meeting of Stockholders. Information regarding the executive officers of CH2M HILL is presented below:

EXECUTIVE OFFICERS OF CH2M HILL

        The executive officers of CH2M HILL are listed below, along with their ages, tenure as officer and business background for at least the last five years.

        Robert W. Bailey.    Age 57. Mr. Bailey has served as President of CH2M HILL's Water Business Group since 2008. Between 2002 and 2007, he served as the Regional Manager for CH2M HILL's southeast U.S. region. Prior to 2002, Mr. Bailey, a professional engineer, held a variety of positions from Project Manager to Regional Business Group Manager for the Water Business Group.

        Jacqueline C. Hinman.    Age 51. Ms. Hinman has served as Senior Vice President and President of the International Division of CH2M HILL since 2012. She was previously the President of the Facilities and Infrastructure Division from 2009 until 2011 and served as the Vice President, Major Programs and Executive Director for Mergers and Acquisitions between 2009 and 2010. Between 2007 and 2009, she led our Center for Project Excellence and has worked for CH2M HILL since 1988 in various senior technical and executive positions. Ms. Hinman left CH2M HILL in 1997 to form her own consulting company, Talisman Partners, and returned to CH2M HILL in 2005 after successfully selling her business to an industry competitor.

        Michael A. Lucki.    Age 56. Mr. Lucki has served as Senior Vice President and Chief Financial Officer of CH2M HILL since 2010. Mr. Lucki came to CH2M HILL from Ernst & Young LLP where he was a partner and led the firm's U.S. and Americas Engineering and Construction (E&C) Industry Practice since 1994, the firm's Global E&C Industry Practice since 2002 and the firm's Global Infrastructure Practice since 2008.

        John A. Madia.    Age 57. Mr. Madia has served as Chief Human Resources Officer of CH2M HILL since November 2009. In May 2009 he joined CH2M HILL as Senior Vice President of Human Resources. Mr. Madia came to CH2M HILL from Dow Chemical Company where he was Vice President of Human Resources from 2006 to 2009.

        Lee A. McIntire.    Age 64. Mr. McIntire has served as Chairman of the Board of Directors of CH2M HILL since 2010 and the Chief Executive Officer since 2009. He joined CH2M HILL as the President and Chief Operating Officer in 2006. Before joining CH2M HILL, Mr. McIntire was a Professor and Executive-in-Residence at the Graduate School of Management, University of California, Davis (UC Davis). Prior to that, Mr. McIntire spent more than 15 years with Bechtel Group in various executive leadership positions.

        Michael E. McKelvy.    Age 53. Mr. McKelvy has served as Senior Vice President of CH2M HILL and President of the Government, Environment and Infrastructure Division since 2012. From 2009 to 2011, Mr. McKelvy was the President of the Government, Environment and Nuclear Division. Prior to these positions, Mr. McKelvy was the President for the Industrial Client business between 2006 and 2009, and President for the Manufacturing and Life Sciences business of CH2M HILL since 2005. Prior to CH2M HILL, Mr. McKelvy held executive leadership positions within Lockwood Greene, a company CH2M HILL acquired in 2003.

        Margaret B. McLean.    Age 49. Ms. McLean has served as CH2M HILL's Chief Legal Officer and Chief Ethics & Compliance officer since 2007. Ms. McLean was appointed as CH2M HILL's Corporate

Secretary and Senior Vice President in 2009. From 1998 to 2007, she was CH2M HILL's International, M&A and Securities Counsel. Prior to joining CH2M HILL, Ms. McLean was a Partner at the law firm of Holme Roberts & Owens LLP.

        JoAnn Shea.    Age 48. Ms. Shea has served as Chief Accounting Officer of CH2M HILL since 2006 and as Vice President and Controller since 2003. She also served as acting Chief Financial Officer of CH2M HILL from May to November of 2010. Ms. Shea joined CH2M HILL in 1998 as Assistant Controller.

        Michael A. Szomjassy.    Age 62. Mr. Szomjassy has served as President of the Energy, Water and Facilities Division since August 2012. He previously served as President of the Environmental Services Business Group of CH2M HILL from 2011 until 2012. Between 2007 and 2010, Mr. Szomjassy served as the Deputy Program Director for the CLM Delivery Partner, a joint venture providing program management services to the Olympic Delivery Authority for the London 2012 Olympic and Paralympic Games. Between 2004 and 2007, Mr. Szomjassy served as Senior Vice President and Director of Operations of the Environmental Business Group.

        There are no family relationships among the executive officers or directors of CH2M HILL. The executive officers are elected by the Board of Directors each year and hold office until the organizational meeting of the Board in the next subsequent year and until his or her successor is chosen or until his or her earlier death, resignation or removal.

Item 11.    Executive Compensation

        Information required by this item is incorporated by reference from CH2M HILL's definitive proxy statement for its 2013 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this item is incorporated by reference from CH2M HILL's definitive proxy statement for its 2013 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this item is incorporated by reference from CH2M HILL's definitive proxy statement for its 2013 Annual Meeting of Stockholders.

Item 14.    Principal Accounting Fees and Services

        Information required by this item is incorporated by reference from CH2M HILL's definitive proxy statement for its 2013 Annual Meeting of Stockholders.

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
10.1
CH2M HILL Companies, Ltd. Payroll Deduction Stock Purchase Plan as amended and restated effective January 1, 2004 (filed as Appendix B to CH2M HILL's Definitive Proxy Statement on Schedule 14A on March 26, 2004 (Commission File No. 000-27261), and incorporated herein by reference)
+10.2
CH2M HILL Companies, Ltd. Amended and Restated Short Term Incentive Plan effective January 1, 2012 (filed as Exhibit 10.2 to CH2M HILL's Form 10-Q for the quarter ended June 30, 2012 (Commission File No. 000-27261), and incorporated herein by reference)
+10.3
CH2M HILL Companies, Ltd. Amended and Restated Long Term Incentive Plan effective January 1, 2011 (filed as Exhibit 10.3 to CH2M HILL's Form 10-K for the year ended December 31, 2011 (Commission File No. 000-27261), and incorporated herein by reference)

Exhibit Number	Description
+10.4	CH2M HILL Companies, Ltd. Amended and Restated 2009 Stock Option Plan, effective May 7, 2012 (filed as Exhibit 10.1 to CH2M HILL's Form 8-K on May 11, 2012 (Commission File No. 000-27261), and incorporated herein by reference)
+10.5
CH2M HILL Companies, Ltd. Restricted Stock Policy and Administration Plan effective January 1, 2000 as amended and restated on February 11, 2011 (filed as Exhibit 10.4 to CH2M HILL's Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)
+10.6
CH2M HILL Companies, Ltd. Amended and Restated Deferred Compensation Plan effective January 1, 2011 (filed as Exhibit 10.5 to CH2M HILL's Form 10-Q for the quarter ended June 30, 2012 (Commission File No. 000-27261), and incorporated herein by reference)
+10.7
CH2M HILL Companies, Ltd. Amended and Restated Deferred Compensation Plan effective January 1, 2011 (filed as Exhibit 10.5 to CH2M HILL's Form 10-Q for the quarter ended June 30, 2012 (Commission File No. 000-27261), and incorporated herein by reference)
*+10.8	CH2M HILL Companies, Ltd. Supplemental Executive Retirement and Retention Plan effective January 1, 2013 (Commission File No. 002-27261)
+10.9
Form of Change of Control Agreement between CH2M HILL Companies, Ltd. and employee directors and executive officers, effective as of July 1, 2010 (filed as Exhibit 10.1 to CH2M HILL's Form 10-Q for the quarter ended September 30, 2010, (Commission File No. 002-27261), and incorporated herein by reference)
+10.10
CH2M HILL Companies, Ltd. Death Benefit Only Plan effective September 13, 2012 (filed as Exhibit 10.1 to CH2M HILL's Form 10-Q for the quarter ended September 30, 2012 (Commission File No. 000-27261), and incorporated herein by reference)
10.11
Contract with Neidiger, Tucker, Bruner, Inc. dated as of July 1, 2006 (filed as Exhibit 10.12 to CH2M HILL's Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)
10.12
Addendum to Contract with Neidiger, Tucker, Bruner, Inc. dated as of February 11, 2011 (filed as Exhibit 10.1 to CH2M HILL's Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 000-27261), and incorporated herein by reference)
10.13
Addendum to Contract with Neidiger, Tucker, Bruner, Inc. dated as of June 21, 2012 (filed as Exhibit 10.4 to CH2M HILL's Form 10-Q for the quarter ended June 30, 2012 (Commission File No. 000-27261), and incorporated herein by reference)
10.14
Amended and Restated Credit Agreement dated as of April 19, 2012, by and among CH2M HILL Companies, Ltd. and certain of its subsidiaries, Wells Fargo Bank, National Association, and other lenders as party thereto (filed as Exhibit 10.1 to CH2M HILL's Form 10-Q for the quarter ended June 30, 2012 (Commission File No. 000-27261), and incorporated herein by reference)
10.15
Retirement Transition Agreement between CH2M HILL Companies, Ltd. and Nancy R. Tuor (filed as Exhibit 10.1 to CH2M HILL's Form 10-Q for the quarter ended March 31, 2012 (Commission File No. 000-27261), and incorporated herein by reference)

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
99.2
Voluntary, Separation, Waiver and General Release Agreement entered into on August 10, 2012 by and between CH2M HILL Companies, Ltd. and Robert G. Card (filed as Exhibit 99.1 to CH2M HILL's Form 8-K on August 10, 2012 (Commission File No. 000-27261), and incorporated herein by reference)
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

        We have audited the accompanying consolidated balance sheets of CH2M HILL Companies, Ltd. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, CH2M HILL Companies, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        As described in note 1 to the consolidated financial statements, the Company adopted new accounting standards relating to variable interest entities on January 1, 2010.

/s/ KPMG LLP

KPMG LLP

Denver, Colorado
February 28, 2013

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$310,638	$208,266
Available-for-sale securities	2,135	2,356
Receivables, net—
Client accounts	794,903	703,062
Unbilled revenue	570,914	448,553
Other	19,606	17,155
Income tax receivable	6,905	36,837
Deferred income taxes	75,556	69,370
Prepaid expenses and other current assets	82,299	66,777

Total current assets	1,862,956	1,552,376
Investments in unconsolidated affiliates	118,008	103,871
Property, plant and equipment, net	212,007	204,402
Goodwill	562,461	545,443
Intangible assets, net	133,657	162,399
Deferred income taxes	155,250	128,743
Employee benefit plan assets and other	70,245	56,805

Total assets	$3,114,584	$2,754,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,497	$11,334
Accounts payable and accrued subcontractor costs	568,507	398,332
Billings in excess of revenue	385,985	393,754
Accrued payroll and employee related liabilities	335,457	305,549
Other accrued liabilities	216,907	241,546

Total current liabilities	1,510,353	1,350,515
Long-term employee related liabilities	574,406	461,583
Long-term debt	248,832	81,474
Other long-term liabilities	164,285	194,154

Total liabilities	2,497,876	2,087,726
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, Class A $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 29,845,190 and 31,050,654 issued and outstanding at December 31, 2012 and 2011, respectively	298	311
Additional paid-in capital	—	—
Retained earnings	734,033	717,103
Accumulated other comprehensive loss	(130,671)	(60,855)

Total CH2M HILL common stockholders' equity	603,660	656,559
Noncontrolling interests	13,048	9,754

Total equity	616,708	666,313

Total liabilities and stockholders' equity	$3,114,584	$2,754,039

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands except per share amounts)

	For The Years Ended December 31
	2012	2011	2010
Gross revenue	$6,160,553	$5,555,233	$5,422,801
Equity in earnings of joint ventures and affiliated companies	63,674	64,477	68,513
Operating expenses:
Direct cost of services and overhead	(4,967,318)	(4,487,584)	(4,426,352)
General and administrative	(1,098,070)	(946,973)	(890,199)

Operating income	158,839	185,153	174,763
Other income (expense):
Interest income	1,496	534	1,372
Interest expense	(9,972)	(4,328)	(4,616)

Income before provision for income taxes	150,363	181,359	171,519
Provision for income taxes	(52,066)	(55,930)	(53,804)

Net income	98,297	125,429	117,715
Less: Income attributable to noncontrolling interests	(5,321)	(12,132)	(24,020)

Net income attributable to CH2M HILL	$92,976	$113,297	$93,695

Net income attributable to CH2M HILL per common share:
Basic	$2.99	$3.68	$2.98
Diluted	$2.95	$3.60	$2.91
Weighted average number of common shares:
Basic	31,081,679	30,823,954	31,458,126
Diluted	31,483,901	31,427,823	32,163,093

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year ended December 31,
	2012	2011	2010
Net Income	$98,297	$125,429	$117,715
Other comprehensive income (loss):
Foreign currency translation adjustments	13,384	(15,052)	4,178
Benefit plan adjustments, net of tax	(83,066)	(26,868)	9,869
Unrealized gain (loss) on available-for-sale investments and other, net of tax	(133)	(34)	275

Other comprehensive income (loss)	(69,815)	(41,954)	14,322

Comprehensive income	28,482	83,475	132,037
Less: comprehensive income attributable to noncontrolling interests	(5,321)	(12,132)	(24,020)

Comprehensive income attributable to CH2M HILL	$23,161	$71,343	$108,017

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(Dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings		Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2009	31,373,955	$314	$12,803	$531,796	$(32,743)	$12,639	$524,809
Net income		—	—	93,695		24,020	117,715
Other comprehensive income:
Foreign currency translation adjustments		—	—	—	3,831	347	4,178
Benefit plan adjustments, net of tax		—	—	—	9,869		9,869
Unrealized gain on equity investments, net of tax		—	—	—	275	—	275

Comprehensive income					—	—	132,037
Distributions to affiliates, net		—	—	—	—	(31,806)	(31,806)
Impact of adoption of ASC 810, consolidation of previously unconsolidated VIEs	—	—	—	—	—	4,088	4,088
Shares issued in connection with stock based compensation and employee benefit plans	1,857,418	18	43,776	—	—	—	43,794
Shares purchased and retired	(2,703,900)	(27)	(56,579)	(62,148)	—	—	(118,754)

Balance at December 31, 2010	30,527,473	305	—	563,343	(18,768)	9,288	554,168
Net income				113,297		12,132	125,429
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(15,185)	133	(15,052)
Benefit plan adjustments, net of tax	—	—	—	—	(26,868)		(26,868)
Unrealized loss on equity investments, net of tax	—	—	—	—	(34)	—	(34)

Comprehensive income	—	—	—	—	—	—	83,475
Distributions to affiliates, net	—	—	—	—	—	(11,799)	(11,799)
Shares issued in connection with stock based compensation and employee benefit plans	1,535,357	16	115,239	—	—	—	115,255
Shares issued in connection with purchase of Halcrow Holdings, Ltd.	342,379	3	18,838	—	—	—	18,841
Shares purchased and retired	(1,354,555)	(13)	(134,077)	40,463	—	—	(93,627)

Balance at December 31, 2011	31,050,654	311	—	717,103	(60,855)	9,754	666,313
Net income				92,976		5,321	98,297
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	13,383	1	13,384
Benefit plan adjustments, net of tax	—	—	—	—	(83,066)		(83,066)
Unrealized loss on equity investments, net of tax	—	—	—	—	(133)	—	(133)

Comprehensive income	—	—	—	—	—	—	28,482
Distributions to affiliates, net	—	—	—	—	—	(2,028)	(2,028)
Shares issued in connection with stock based compensation and employee benefit plans	1,236,561	12	81,142	—	—	—	81,154
Shares purchased and retired	(2,442,025)	(25)	(81,142)	(76,046)	—	—	(157,213)

Balance at December 31, 2012	29,845,190	$298	$—	$734,033	$(130,671)	$13,048	$616,708

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For The Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net income	$98,297	$125,429	$117,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,631	48,215	62,311
Stock-based employee compensation	61,390	71,495	50,603
Loss on disposal of property, plant and equipment	886	2,403	1,266
Allowance for uncollectible accounts	4,060	5,846	3,521
Deferred income taxes	(21,958)	(22,107)	(24,699)
Gain on sale of investments	—	—	(6,495)
Undistributed earnings from unconsolidated affiliates	(63,674)	(64,477)	(68,513)
Distributions of income from unconsolidated affiliates	42,449	57,597	71,181
Contributions to defined benefit pension plans	(34,034)	(14,659)	(8,073)
Changes in current assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	(216,070)	25,513	72,921
Prepaid expenses and other	(33,676)	(18,209)	(2,465)
Accounts payable and accrued subcontractor costs	167,945	(34,605)	(16,558)
Billings in excess of revenues	(8,717)	85,775	(61,950)
Accrued payroll and employee related liabilities	36,034	28,814	29,517
Other accrued liabilities	(15,135)	(12,420)	32,530
Current income taxes	29,862	(68,279)	41,486
Long-term employee related liabilities and other	6,901	41,069	(7,729)

Net cash provided by operating activities	134,191	257,400	286,569
Cash flows from investing activities:
Capital expenditures	(46,710)	(30,202)	(26,884)
Acquisitions, net of cash acquired	—	(187,678)	—
Investments in unconsolidated affiliates	(24,491)	(29,162)	(49,133)
Distributions of capital from unconsolidated affiliates	37,172	23,627	35,601
Consolidation of previously unconsolidated variable interest entities	—	—	32,651
Proceeds from sale of operating assets	956	6,415	2,961
Purchases of investments	—	—	(37,079)
Proceeds from sale of investments	—	—	43,573

Net cash (used in) provided by investing activities	(33,073)	(217,000)	1,690
Cash flows from financing activities:
Borrowings on long-term debt	1,438,455	451,129	404,827
Payments on long-term debt	(1,279,010)	(476,796)	(419,056)
Repurchases and retirements of common stock	(157,213)	(93,627)	(137,208)
Acquisition payments	(9,174)	—	—
Excess tax benefits from stock-based compensation	10,741	13,066	14,968
Net distributions to noncontrolling interests	(2,028)	(11,799)	(31,806)

Net cash provided by (used in) financing activities	1,771	(118,027)	(168,275)
Effect of exchange rate changes on cash	(517)	(4,512)	704

Increase (decrease) in cash and cash equivalents	102,372	(82,139)	120,688
Cash and cash equivalents, beginning of year	208,266	290,405	169,717

Cash and cash equivalents, end of year	$310,638	$208,266	$290,405

Supplemental disclosures:
Cash paid for interest	$9,704	$3,994	$4,708
Cash paid for income taxes	$34,932	$113,426	$43,714

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Business and Significant Accounting Policies

  Summary of Business

        CH2M HILL Companies, Ltd. and subsidiaries ("We","Our", "CH2M HILL" or the "Company") is a project delivery firm founded in 1946. We are a large employee-controlled professional engineering services firm providing engineering, construction, consulting, design, design-build, procurement, engineering-procurement-construction ("EPC"), operations and maintenance, program management and technical services to U.S. federal, state, municipal and local government agencies, national governments, as well as private industry and utilities, around the world. A substantial portion of our professional fees are derived from projects that are funded directly or indirectly by government entities.

        On November 10, 2011, we purchased all the share capital of Halcrow Holdings Limited ("Halcrow"). Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure and buildings. Halcrow's 5,000 employees provide services to its clients in the United Kingdom, Middle East, Canada, the United States, China, India, Australia, South America, and Europe. See Note 6—Acquisitions for further details.

  Principles of Consolidation and Basis of Presentation

        The consolidated financial statements include the accounts of CH2M HILL and all of its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. Partially owned affiliates and joint ventures are evaluated for consolidation. The consolidated financial statements (referred to herein as "financial statements") are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

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

  Revenue Recognition

        We earn revenue from different types of services performed under various types of contracts, including cost-plus, fixed-price and time-and-materials. We evaluate contractual arrangements to determine how to recognize revenue. We primarily perform engineering and construction related services and recognize revenue for these contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts. In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, and achievement of contract performance standards.

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Business and Significant Accounting Policies (Continued)

  Fair Value Measurements

        Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based off of unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based off of significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. There were no significant transfers between levels during the year ended December 31, 2012.

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

  Cash and Cash Equivalents

        We maintain a cash management system which provides for cash sufficient to pay checks as they are submitted for payment and we invest cash in excess of this amount in interest-bearing short-term investments such as certificates of deposit and commercial paper. Investments with original short-term maturities of less than three months are considered cash equivalents in the consolidated balance sheets and statements of cash flows. In addition, cash and cash equivalents on our consolidated balance sheets include cash held within our consolidated joint venture entities which is used for operating activities of those joint ventures. As of December 31, 2012 and 2011, cash and cash equivalents held in our consolidated joint ventures and reflected on the consolidated balance sheets totaled $118.8 million and $32.3 million, respectively.

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

        Depreciation for owned property is based on the estimated useful lives of the assets using the straight-line method for financial statement purposes. Useful lives for buildings range from 12 to 25 years. Furniture, fixtures, computers, software and other equipment are depreciated over their useful lives from 3 to 10 years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease up to 11 years.

  Goodwill

        Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a purchase business combination is not amortized, but instead is tested for impairment at least annually in accordance with the provisions of the FASB Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), as amended under Accounting Standards Update 2011-08 ("ASU 2011-08"). In performing the annual impairment test, we evaluate our goodwill at the reporting unit level which we have determined based upon our various lines of business within each of our reporting segments. Under the guidance of ASC 350, we have the option to assess either quantitative or qualitative factors to determine if it is more likely than not that the fair values of our reporting units are less than their carrying amounts. If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts, then the next step of the impairment test is unnecessary. If we conclude otherwise, then we are required to test goodwill for impairment under the two-step process. The two-step process involves comparing the estimated fair value of each reporting unit to the unit's carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, we would then perform a second step to measure the amount of goodwill impairment loss to be recorded. We determine the fair value of our reporting units using a market approach. Our market based valuation method provides estimates of the fair value of our reporting units based on applying a multiple to our estimate of a cash flow metric for each business unit. Our annual goodwill impairment test is conducted as of October 1st of each year.

        At our goodwill assessment date in 2012, we concluded that the two-step process was necessary to assess the goodwill associated with the Halcrow acquisition (see Note 6—Acquisitions for further details). Based on our assessment, using the market valuation approach described above, we concluded there was no indication of impairment of the goodwill in any of our reporting units. At our 2011 goodwill assessment date, our qualitative assessment determined there were no events or circumstances that lead us to believe it was more likely than not that the fair values of our reporting units were less than their carrying amounts.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Business and Significant Accounting Policies (Continued)

  Other Long-Lived Assets

        We may acquire other intangible assets in business combinations. Intangible assets are stated at fair value as of the date acquired in a business combination. We amortize intangible assets with finite lives on a straight-line basis over their expected useful lives, currently up to seven years. For those intangible assets with no legal, regulatory, contractual or other factors that would reasonably limit the useful life of the intangible asset, management has determined that the life is indefinite and therefore, they are not amortized.

  Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consists of foreign currency translation adjustments, unrealized gains/losses on equity investments and benefit plan adjustments. These components are included in the consolidated statements of stockholders' equity and comprehensive income. Taxes are not provided on the foreign currency translation gains and losses as deferred taxes are not provided on the unremitted earnings of the foreign subsidiaries to which they relate.

($ in thousands)	Foreign Currency Translation	Unrealized Gains (Losses) on Equity Investments	Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Accumulated other comprehensive (loss) income, December 31, 2011	$(1,737)	$987	$(60,105)	$(60,855)
Current period other comprehensive income (loss)	13,383	(133)	(83,066)	(69,816)

Accumulated other comprehensive income (loss), December 31, 2012	$11,646	$854	$(143,171)	$(130,671)

  Derivative instruments

        We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as, intercompany trade balances among our entities with differing currencies. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value on the consolidated balance sheets in other receivables or other accrued liabilities as applicable. The periodic change in the fair value of the derivative instruments is recognized in earnings.

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

  Recent Accounting Standards

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

        In December 2011, the FASB issued ASU 2011-11 Balance Sheet Topic 210, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Business and Significant Accounting Policies (Continued)

of those arrangements on its financial position. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013 and will be applied retrospectively.

        In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 allows entities testing an indefinite-lived intangible asset other than goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the asset. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, no further testing is necessary. ASU 2012-02 is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. We do not believe that the adoption of ASU 2012-02 will have a material effect on its consolidated financial statements.

(2) Receivables, net

        Receivables are stated at net realizable values and consist of receivables billed to clients as well as receivables for which revenue has been earned but has not yet been billed. The U.S. federal government accounted for approximately 16% and 21% of our net receivables at December 31, 2012 and 2011, respectively. No other customer exceeded 10% of total receivables at December 31, 2012 or 2011.

        The change in the allowance for uncollectible accounts consists of the following for the years ended December 31:

($ in thousands)	2012	2011	2010
Balance at beginning of year	$7,520	$12,076	$13,190
Provision charged to expense	4,060	5,846	3,521
Accounts written off	(579)	(9,576)	(3,614)
Other	(929)	(826)	(1,021)

Balance at end of year	$10,072	$7,520	$12,076

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

        We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a variable interest entity ("VIE"). A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity's activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination of which activities

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Variable Interest Entities and Equity Method Investments (Continued)

are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities is made. Most of the VIEs with which our company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. As of December 31, 2012, total assets of VIEs that were consolidated were $168.9 million and total liabilities were $128.1 million.

        We held investments in unconsolidated affiliates of $118.0 million and $103.9 million for the years ended December 31, 2012 and 2011, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus those entities' undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

        As of December 31, 2012, the total assets of VIEs that were not consolidated were $420.9 million and total liabilities were $343.7 million. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts.

        Summarized financial information for our unconsolidated VIEs and equity method investments as of and for the years ended December 31 is as follows:

($ in thousands)	2012	2011
FINANCIAL POSITION:
Current assets	$802,755	$740,365
Noncurrent assets	48,623	51,867

Total assets	$851,378	$792,232

Current liabilities	$522,152	$491,126
Noncurrent liabilities	22,755	20,227
Partners'/Owners' equity	306,471	280,879

Total liabilities and equity	$851,378	$792,232

CH2M HILL's share of equity	$118,008	$103,871

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Variable Interest Entities and Equity Method Investments (Continued)

($ in thousands)	2012	2011	2010
RESULTS OF OPERATIONS:
Revenue	$2,787,830	$3,037,595	$2,814,824
Direct costs	(2,513,302)	(2,779,990)	(2,598,872)

Gross margin	274,528	257,605	215,952
General and administrative expenses	(39,408)	(50,307)	(13,603)

Operating income	235,120	207,298	202,349
Other (loss) income, net	(15,095)	130	458

Net income	$220,025	$207,428	$202,807

CH2M HILL's share of net income	$63,674	$64,477	$68,513

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Variable Interest Entities and Equity Method Investments (Continued)

        We have the following significant investments in affiliated unconsolidated companies:

% Ownership
Domestic:
AGVIQ—CH2M HILL Joint Venture III	49.0%
Americas Gateway Builders	40.0%
CH2M / WG Idaho, LLC	50.5%
Clark-Nexsen/CH2M HILL	50.0%
Clark-Nexsen/CH2M HILL—Norfolk	50.0%
Coastal Estuary Services	49.9%
Connecting Idaho Partners	49.0%
IAP-Hill, LLC	25.0%
National Security Technologies, LLC	10.0%
Parsons CH2M HILL Program Management Consultants, Joint Venture	47.5%
Savannah River Remediation LLC	15.0%
URS/CH2M OAK RIDGE LLC	45.0%
Washington Closure, LLC	30.0%
Foreign:
A-one+ Integrated Highway Services.	33.3%
Babcock Dounreay Partnership, Ltd.	30.0%
CH2M HILL BECA, Ltd.	50.0%
CH2M HILL—Kunwon PMC	54.0%
CH2M Olyan	50.0%
CLM Delivery Partner, Limited	37.5%
Consorcio Integrador Rio de Janeiro	49.0%
CPG Consultants—CH2M HILL NIP Joint Venture	50.0%
ECC-VECO, LLC	50.0%
HWC Treatment Program Alliance Joint Venture	50.0%
Luggage Point Alliance	50.0%
OMI BECA, Ltd.	50.0%
SMNM/VECO Joint Venture	50.0%
Sydney Water Corporation-Odour Management Program Alliance	50.0%
Transcend Partners, Ltd	40.0%

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Property, Plant and Equipment

        Property, plant and equipment consists of the following as of December 31:

($ in thousands)	2012	2011
Land	$23,012	$22,615
Building and land improvements	111,233	107,466
Furniture and fixtures	25,963	20,679
Computer and office equipment	102,591	89,345
Field Equipment	124,123	110,885
Leasehold improvements	85,893	78,874

	472,815	429,864
Less: Accumulated depreciation	(260,808)	(225,462)

Net property, plant and equipment	$212,007	$204,402

        Depreciation expense is reflected in the consolidated statements of income in direct costs and general and administrative costs depending on the intended use of the asset and totaled $41.0 million, $37.1 million and $52.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(5) Employee Benefit Plan Assets

        We have investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair market value primarily using Level 2 inputs. As of December 31, 2012 and 2011, the fair market value of these assets was $66.3 million and $53.0 million, respectively, and are included in employee benefit plan assets and other on the consolidated balance sheets.

(6) Acquisitions

        On July 29, 2011, we acquired Booz Allen Hamilton's State and Local Government Transportation and Consulting ("BAH") business. The purchase price was $28.5 million adjusted for working capital and other purchase price adjustments and was paid in cash. We performed an analysis of the fair market value of the tangible assets acquired and liabilities assumed as well as any identifiable intangible assets purchased. Included in the intangible assets acquired are the estimated fair value of customer relationships of $8.8 million and contracted backlog of $1.2 million, with useful lives of seven and three years, respectively. In addition, we recorded $10.5 million in goodwill related to the acquisition. The results of operations for this acquisition are reported in the Government, Environment and Infrastructure operating segment after the date of the acquisition.

        On November 10, 2011, we purchased all the share capital of Halcrow for approximately £124.0 million ($197.3 million). Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure and buildings. Halcrow has 5,000 employees who provide services to our clients in the United Kingdom, Middle East, Canada, the United States, China, India, Australia, South America, and Europe. Halcrow's clients include public and private-sector organizations around the world, including local, regional and national governments, asset owners, international funding agencies, regulators, financial institutions, contractors, developers and operators.

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

        The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date of November 10, 2011. During the measurement period, net adjustments of $43.9 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments are summarized in the measurement period adjustments column.

($ in thousands)	Provisional Fair Value as of Acquisition Date	Measurement Period Adjustments	Final Fair Value as of Acquisition Date
Current assets	$249,117	$(10,708)	$238,409
Property, plant and equipment, net	27,294	25,728	53,022
Intangible assets, net	114,100	2,734	116,834
Goodwill	375,807	43,944	419,751
Other long-term assets	8,493	—	8,493

Total assets acquired	774,811	61,698	836,509
Current liabilities	(180,124)	(4,072)	(184,196)
Debt	(80,874)	—	(80,874)
Pension liabilities	(293,819)	5,582	(288,237)
Other long-term liabilities	(22,736)	(63,208)	(85,944)

Total liabilities assumed	(577,553)	(61,698)	(639,251)

Net assets acquired	$197,258	$—	$197,258

        Included in the intangible assets acquired is the fair value for customer relationships, contracted backlog and the tradename valued at $93.5 million, $19.1 million and $4.2 million, respectively. Customer relationships, contracted backlog and the tradename will be amortized over their useful lives of six, four and three years, respectively.

        Certain changes to prior year balance sheet amounts and the corresponding footnotes have been made in accordance with the accounting standard for business combinations to reflect adjustments made during the measurement period to the provisional amounts for assets acquired and liabilities

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Acquisitions (Continued)

assumed in the Halcrow acquisition. The following table summarizes the effect these measurement period adjustments had on the December 31, 2011 consolidated balance sheet as previously reported.

($ in thousands)	Consolidated Balance Sheet as Reported December 31, 2011	Measurement Period Adjustments	Consolidated Balance Sheet Retrospectively Adjusted December 31, 2011
	(a)	(b)
Assets:
Other receivables, net	$39,095	$(21,940)	$17,155
Income tax receivable	43,324	(6,487)	36,837
Prepaid expenses and other current assets	48,622	18,155	66,777
Property, plant and equipment, net	179,722	24,680	204,402
Goodwill	503,289	42,154	545,443
Intangible assets, net	159,777	2,622	162,399
Liabilities:
Accrued payroll and employee related liabilities	315,650	(10,101)	305,549
Other accrued liabilities	227,539	14,007	241,546
Long-term employee related liabilities	466,939	(5,356)	461,583
Other long-term liabilities	133,520	60,634	194,154
(a)
As previously reported in the Company's 2011 Annual Report on Form 10-K.

(b)
These measurement period adjustments were recorded to reflect changes in the estimated fair value of certain assets and liabilities. These adjustments were primarily made to reflect better market participant assumptions about facts and circumstances existing as of the acquisition date and reflect the tax impact of the adjustments. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.

(7) Goodwill and Intangible Assets

        The following table presents the changes in goodwill during the years ended December 31:

($ in thousands)	2012	2011
Balance at beginning of year	$545,443	$130,354
Acquisitions	—	430,211
Foreign currency translation	17,018	(15,122)

Balance at end of year	$562,461	$545,443

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Goodwill and Intangible Assets (Continued)

        Intangible assets with finite lives consist of the following:

($ in thousands)	Cost	Accumulated Amortization	Net finite-lived intangible assets
December 31, 2012
Contracted backlog	$81,014	$(64,850)	$16,164
Customer relationships	160,651	(62,386)	98,265
Tradename	24,862	(5,634)	19,228

Total finite-lived intangible assets	$266,527	$(132,870)	$133,657

December 31, 2011
Contracted backlog	$79,834	$(59,737)	$20,097
Customer relationships	155,358	(37,433)	117,925
Tradename	4,095	(45)	4,050
Non-compete agreements and other	902	(902)	—

Total finite-lived intangible assets	$240,189	$(98,117)	$142,072

        All intangible assets are being amortized over their expected lives of between three and seven years. Included in the December 31, 2012 balance above is a tradename valued at $20.3 million which we began amortizing in 2012 over a period of five years due to a change in estimate of the useful life of the tradename. This tradename was classified as an indefinite-lived intangible asset as of December 31, 2011 and therefore was not included in the table above as of that date.

        The amortization expense reflected in the consolidated statements of income totaled $38.6 million, $11.1 million and $10.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. These intangible assets are expected to be fully amortized in 2018. At December 31, 2012, the future estimated amortization expense related to these intangible assets is (in thousands):

Year Ending:
2013	$36,424
2014	33,642
2015	25,596
2016	21,402
2017	15,858
Thereafter	735

$133,657

(8) Fair Value of Financial Instruments

        Cash and cash equivalents, receivables, unbilled revenue, accounts payable and accrued subcontractor costs and billings in excess of revenue are carried at cost, which approximates fair value due to their short maturities. Fair value of long-term debt, including the current portion, is estimated based on Level 2 inputs, except the amount outstanding on the revolving credit facility for which the carrying value approximates fair value. Fair value is determined by discounting future cash flows using

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Fair Value of Financial Instruments (Continued)

interest rates available for issues with similar terms and average maturities. The estimated fair values of our financial instruments where carrying values do not approximate fair value are as follows:

	2012		2011
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$12,159	$10,718	$13,750	$12,207
Equipment financing	4,348	3,716	13,764	12,923
Stockholder notes payable	322	303	294	272

        The fair value of marketable securities classified as available-for-sale, which totaled $2.1 million and $2.4 million at December 31, 2012 and 2011, respectively, were valued based on Level 1 inputs whereby a readily determinable market value exists for the specific asset.

        We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are typically based upon Level 2 inputs including third party quotes. At December 31, 2012, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond five years. At December 31, 2012, there were no foreign exchange contracts outstanding. At December 31, 2011, derivative assets and liabilities recorded amounted to $6.7 million and $6.6 million, respectively.

(9) Line of Credit and Long-Term Debt

        On December 6, 2010, we entered into a Credit Agreement providing for an unsecured revolving Credit Facility (the "Credit Facility") in an amount up to $600.0 million. We entered into an amendment to the original Credit Agreement on September 27, 2011 which provided modifications to certain covenants and other provisions of the Credit Agreement to take into account the acquisition of Halcrow. On April 19, 2012, we amended and restated this agreement for the purposes of increasing the size of the Credit Facility to $900.0 million, extending the maturity to April 19, 2017, increasing the capacity of certain subfacilities as well as improving our borrowing rates. Under the terms of the revised agreement we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $200.0 million. The revised credit facility has a subfacility for the issuance of standby letters of credit in a face amount up to $500.0 million, compared to $300.0 million in the original agreement and a subfacility up to $300.0 million for multicurrency borrowings, which is unchanged from the original agreement.

        Revolving loans under the Credit Facility bear interest, at our option, at a rate equal to either (i) the base rate plus a margin based on our consolidated leverage ratio or (ii) the eurodollar rate, based on interest periods of one, two, three or six months, plus a margin based on our consolidated leverage ratio. The base rate is defined as the highest of (i) the "Federal Funds Rate," as published from time to time by the Federal Reserve Bank of New York, plus 0.5%, (ii) the Agent's "prime rate" in effect from time to time, and (iii) the one month LIBOR rate in effect from time to time, plus 1.0%. Our "consolidated leverage ratio" on any date is the ratio of our consolidated total funded debt to our consolidated adjusted earnings before interest, taxes, depreciation and amortization for the preceding four fiscal quarters. The definition of consolidated adjusted earnings before interest, taxes, depreciation and amortization was amended to allow for the addition of, among other things, all expenses associated with the non-cash portion of all stock-based compensation. We are also obligated

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Line of Credit and Long-Term Debt (Continued)

to pay other closing fees, commitment fees and letter of credit fees customary for a credit facility of this size and type. Under the terms of the revised agreement, the margin added to either the base rate or the eurodollar rate has decreased, which provides us with access to capital at lower overall borrowing rates.

        Both the original and revised credit agreements contain customary representations and warranties and conditions to borrowing. They also include customary affirmative and negative covenants, including covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, enter into transactions with affiliates, and make certain kinds of payments, in each case subject to customary exceptions for credit facilities of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of December 31, 2012, we were in compliance with the covenants required by the Credit Agreement. The remaining borrowing capacity available under the Credit Facility was $504.3 million as of December 31, 2012.

        Our nonrecourse and other long-term debt, as of December 31 consist of the following:

($ in thousands)	2012	2011
Nonrecourse:
Mortgage payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$10,374	$11,429
Mortgage payable in monthly installments to December 2015, secured by real estate. The note bears interest at 6.59%	1,785	2,321

	12,159	13,750
Other:
Revolving credit facility	$235,500	$65,000
Equipment financing, due in monthly installments to December 2015, secured by equipment. These notes bear interest ranging from 4.00% to 8.00%	4,348	13,764
Stockholder notes payable	322	294

Total debt	252,329	92,808
Less current portion of debt	3,497	11,334

Total long-term portion of debt	$248,832	$81,474

        At December 31, 2012, future principal payments on long-term debt are as follows (in thousands):

Year Ending:
2013	$3,497
2014	3,355
2015	3,112
2016	1,338
2017	236,885
Thereafter	4,142

$252,329

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Operating Lease Obligations

        We have entered into certain noncancellable leases, which are being accounted for as operating leases. At December 31, 2012, future minimum lease payments, without consideration of sublease income, are as follows (in thousands):

Year Ending:
2013	$106,328
2014	86,495
2015	73,785
2016	58,418
2017	49,052
Thereafter	85,031

$459,109

        Rental expense charged to operations, net of sublease income, was $125.8 million, $121.5 million and $126.7 million during the years ended December 31, 2012, 2011 and 2010, respectively, including amortization of a deferred gain of $4.3 million in each of the years ended December 31, 2012 and 2011, and 2010 related to the sale-leaseback of our corporate offices. Certain of our operating leases contain provisions for a specific rent-free period and escalation clauses. We accrue rental expense during the rent-free period based on total expected rent payments to be made over the life of the related lease.

(11) Income Taxes

        Income before provision for income taxes for the years ended December 31 consists of the following:

($ in thousands)	2012	2011	2010
U.S. income	$137,033	$146,721	$135,915
Foreign income	8,009	22,506	11,584

Income before taxes	$145,042	$169,227	$147,499

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

        The provision for income taxes for the years ended December 31 consists of the following:

($ in thousands)	2012	2011	2010
Current income tax expense:
Federal	$49,468	$55,576	$55,835
Foreign	19,098	13,016	11,729
State and local	7,556	7,839	10,939

Total current income tax expense	76,122	76,431	78,503
Deferred income tax benefit:
Federal	(22,481)	(17,619)	(17,280)
Foreign	2,810	(806)	(4,771)
State	(4,385)	(2,076)	(2,648)

Total deferred income tax benefit	(24,056)	(20,501)	(24,699)

Total income tax expense	$52,066	$55,930	$53,804

        The reconciliations of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate for the years ended December 31 are as follows:

($ in thousands)	2012	2011	2010
Pretax income	$145,042	$169,227	$147,499
Federal statutory rate	35%	35%	35%

Expected tax expense	50,765	59,229	51,625
Reconciling items:
State income taxes, net of federal benefit	4,200	6,402	5,640
Nondeductible meals and entertainment	2,452	2,466	3,082
Section 199—Domestic manufacturer deduction	(4,263)	(5,472)	(3,686)
Subsidiary earnings	(7,001)	(6,126)	(5,358)
Permanent expenses	(5,124)	(3,091)	(2,824)
Foreign tax rate differential	(8,436)	(3,593)	226
Tax credits	(5,387)	(9,071)	(13,617)
Change in valuation allowance	17,685	2,140	2,566
Foreign permanent expenses and other	8,746	13,722	16,788
Other	(1,571)	(676)	(638)

Provision for income taxes	$52,066	$55,930	$53,804

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

($ in thousands)	2012	2011
Deferred tax assets:
Net foreign operating loss carryforwards	$46,743	$45,690
Deferred gain, insurance and other	29,829	32,878
Investments in affiliates	1,909	—
Accrued employee benefits	282,974	266,122

Total deferred tax assets	361,455	344,690
Valuation allowance	(116,986)	(99,301)

Net deferred tax assets	244,469	245,389
Deferred tax liabilities:
Investments in affiliates	—	(13,685)
Depreciation and amortization	(13,663)	(33,591)

Net deferred tax liabilities	(13,663)	(47,276)

Net deferred tax assets	$230,806	$198,113

        A valuation allowance is required to be established for those deferred tax assets where it is more likely than not that they will not be realized. The above valuation allowances relate primarily to operating loss carryforwards from foreign operations and employee benefits of $498.0 million and $460.0 million for the years ended December 31, 2012 and 2011, respectively. The foreign net operating losses can be carried forward for varying terms depending on the foreign jurisdiction between three years and an unlimited carry forward period.

        Undistributed earnings of our foreign subsidiaries amounted to approximately $160.5 million at December 31, 2012. These earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. If these earnings were repatriated as of December 31, 2012, approximately $41.5 million of income tax expense would be incurred. Cash held in international accounts at December 31, 2012 and 2011 was $260.0 million and $140.7 million, respectively.

        The tax benefit from stock-based compensation awards for the years ended December 31, 2012, 2011 and 2010 was $10.7 million, $13.1 million and $15.0 million, respectively. These amounts are reflected as additional paid-in capital in the consolidated statements of stockholders' equity and comprehensive income and are reported as financing activities in the consolidated statements of cash flows.

        As of December 31, 2012 and 2011, we had $30.2 million and $29.9 million, respectively, recorded as a liability for uncertain tax positions and accrued interest. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012 and 2011, we had approximately $5.4 million and $4.6 million, respectively, of accrued interest and penalties related to

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

uncertain tax positions. A reconciliation of the beginning and ending amount of uncertain tax positions as of December 31, 2011 and December 31, 2012 is as follows (in thousands):

Balance at December 31, 2010	$15,338
Additions for current year tax positions	9,802
Additions for prior year tax positions	1,862
Reductions for prior year tax positions	(1,129)
Settlement with taxing authorities	—
Reductions as a result of lapse of applicable statue of expirations	(564)

Balance at December 31, 2011	$25,309
Additions for current year tax positions	1,349
Additions for prior year tax positions	1,002
Reductions for prior year tax positions	(866)
Settlement with taxing authorities	(168)
Reductions as a result of lapse of applicable statue of expirations	(1,866)

Balance at December 31, 2012	$24,760

        If recognized, the $24.8 million in uncertain tax positions would affect the effective tax rate. It is also possible that the reserve could change within twelve months of the reporting date related to the state research and experimentation credit as a result of tax authority settlement. The estimated range of unrecognized change is zero to $1.3 million at December 31, 2012.

        We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., Canada, and the United Kingdom. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 2006.

(12) Earnings Per Share

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Earnings Per Share (Continued)

        Reconciliations of basic and diluted EPS for the years ended December 31 are as follows:

($ in thousands)	2012	2011	2010
Numerator:
Net income attributable to CH2M HILL	$92,976	$113,297	$93,695

Denominator:
Basic weighted-average common shares outstanding	31,082	30,824	31,458
Dilutive effect of common stock equivalents	402	604	705

Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	31,484	31,428	32,163

Basic net income per common share	$2.99	$3.68	$2.98

Diluted net income per common share	$2.95	$3.60	$2.91

(13) Employee Benefit Plans

  Deferred Compensation Plans

        In 2010, we amended and restated the CH2M HILL Companies, Ltd. Deferred Compensation Retirement Plan ("DCRP") to form the CH2M HILL Supplemental Executive Retirement and Retention Plan ("SERRP"). The Plan is intended to be unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees within the meaning of Title I of the Employee Retirement Income Security Act ("ERISA"). Under this plan, each participant's account consists of various contributions made to the account by our Company on behalf of the participant. The SERRP was amended effective January 1, 2013 to, in general, allow participants to select the investment vehicles available under the plan. The plan can be used to provide additional retirement benefits for certain of our senior executives at the Company's discretion. Compensation expense was $2.0 million, $3.9 million, $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        In addition to the SERRP, we have a nonqualified deferred compensation plan that provides benefits payable to officers and certain highly compensated employees at specified future dates, or upon retirement, disability or death. In 2011, we amended and restated the Deferred Compensation Plan and Executive Deferred Compensation Plan to combine both plans into a single plan. The plan allows eligible participants to defer up to a certain amount of base compensation and incentive compensation received, in cash or common stock. It also allows a more select group of eligible participants, whose 401(k) Plan contributions are limited by the ERISA, to defer additional base compensation to which we may make a matching contribution. The plan is also used to provide additional retirement benefits for certain of our senior executives at levels to be determined from time-to-time by the Compensation Committee of the Board of Directors.

        The Deferred Compensation Plans are unfunded; therefore, benefits are paid from the general assets of our company. The participant's cash deferrals earn a return based on the participant's selection of investments in several hypothetical investment options. All deferrals of common stock must remain invested in common stock and are distributed in common stock. As of December 31, 2012 and 2011, amounts due under the Deferred Compensation Plans were $75.2 and $58.8, respectively.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

        Compensation expense for the two nonqualified plans was $2.7 million, $4.1 million and $2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

  Death Benefit Only Plan

        Effective as of September 13, 2012, we amended and restated the CH2M HILL Companies, Ltd. Death Benefit Only Plan. The plan provides for a payment of five times the base salary (pre-tax) in a lump sum to the beneficiary of select executives (including the named executive officers) upon his or her death. This is a pre-retirement employment benefit similar to term life insurance while the executive remains a CH2M HILL employee.

  Stock Option Plans

        In 2009, the Board of Directors and stockholders approved the CH2M HILL Companies, Ltd. 2009 Stock Option Plan ("2009 Stock Option Plan") which reserved 3,000,000 shares of our common stock for issuance upon exercise of stock options granted. Effective May 7, 2012, the 2009 Stock Option Plan was amended and restated to increase the number of reserved shares to 5,500,000. All options outstanding under the previously cancelled plans ("1999 and 2004 Stock Option Plans"), that expired or for any other reason cease to be exercisable, were rolled into the 2009 Stock Option Plan and are available for grant in addition to the 5,500,000 options reserved.

        Stock options are granted at an exercise price equal to the fair market value of our common stock at the date of grant. Stock options granted generally become exercisable 25%, 25% and 50% after one, two and three years, respectively, and have a term of five years from the date of grant. The following table summarizes the activity relating to the 2009 Stock Option Plan during 2012:

Stock Options:	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	2,913,658	$37.18
Granted	739,037	$54.37
Exercised	(832,972)	$27.30
Forfeited	(149,540)	$49.62
Expired	(49,646)	$26.48

Outstanding at December 31, 2012	2,620,537	$44.65

Exercisable at December 31, 2012	1,145,755	$36.98

Available for future grants	5,859,834

        The weighted-average remaining contractual term for all options outstanding at December 31, 2012 and 2011 was 2.7 years and 2.6 years, respectively. The aggregate intrinsic value of all options outstanding was $26.7 million and $54.0 million, at December 31, 2012 and 2011, respectively. The weighted-average remaining contractual term for options vested and exercisable at December 31, 2012 and 2011 was 1.5 years and 1.4 years, respectively. The aggregate intrinsic value for the vested and exercisable options was $20.3 million and $37.8 million, at December 31, 2012 and 2011, respectively. The remaining unrecognized compensation expense related to nonvested awards as of December 31, 2012 is $5.7 million. We expect to recognize this compensation expense over the weighted average remaining recognition period of 1.6 years, subject to forfeitures that may occur during that period.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

        We received $5.2 million, $4.6 million and $3.7 million from options exercised during the years ended December 31, 2012, 2011 and 2010, respectively. Our stock option plans also allow participants to satisfy the exercise price and participant tax withholding obligation by tendering shares of company stock that have been owned by the participants for at least six months. The intrinsic value associated with exercises was $18.0 million, $16.4 million and $16.3 million during the years ended December 31, 2012, 2011 and 2010, respectively.

        We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant date fair value of options granted during the years ended December 31, 2012 and 2011 was $5.85 and $7.40, respectively. The following assumptions were used in determining the fair value of options granted during 2012 and 2011:

	2012	2011
Risk-free interest rate	0.62%	1.15%
Expected dividend yield	0.00%	0.00%
Expected option life	4.2 Years	4.2 Years
Expected stock price volatility	11.72%	15.63%

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

        The total compensation expense recognized for stock options granted for the years ended December 31, 2012, 2011 and 2010 was $2.1 million, $4.8 million and $4.8 million, respectively.

  Payroll Deduction Stock Purchase Plan

        In November 1999, we established the Payroll Deduction Stock Purchase Plan ("PDSPP") which provides for the purchase of common stock at 90% of the market value as of the date of purchase through payroll deductions by participating employees. Eligible employees may purchase common stock totaling up to 15% of an employee's compensation through payroll deductions. An employee cannot purchase more than $25,000 of common stock under the PDSPP in any calendar year. The PDSPP is intended to qualify under Section 423 of the Internal Revenue Code ("IRC"). The PDSPP is not intended to qualify under Section 401(a) of the IRC and is not subject to ERISA. The PDSPP is non-compensatory since the plan is available to all stockholders and incorporates no option features such as a look-back period. Accordingly, no compensation expense is recognized in the financial statements for the PDSPP. During the years ended December 31, 2012, 2011 and 2010, a total of 540,134 shares, 527,503 shares and 569,788 shares, respectively, were issued under the PDSPP, for total proceeds of $26.3 million, $24.4 million and $22.2 million, respectively.

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

        During the years ended December 31, 2012, 2011 and 2010, a total of 711 units, 731 units and 6,136 units, respectively, were granted under the Phantom Stock Plan. The fair values of the units granted under the Phantom Stock Plan during 2012, 2011 and 2010 were $57.01, $49.90 and $40.52, respectively. Compensation expense related to the Phantom Stock Plan during 2012, 2011 and 2010 was zero, $0.6 million and $0.5 million, respectively.

        The following table summarizes the activity relating to the Phantom Stock Plan during 2012:

Number of Units
Balance at December 31, 2011	32,487
Granted	711
Exercised	(4,627)
Cancelled	(1,139)

Balance at December 31, 2012	27,432

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

        Compensation expense related to the SARs Plan during 2012, 2011 and 2010 was $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The following table summarizes the activity relating to the SARs Plan during 2012:

	Number of Rights	Weighted Average Exercise Price
Balance at December 31, 2011	21,145	$39.90
Granted	6,367	$53.81
Exercised	(5,650)	$29.95
Cancelled	(3,273)	$48.00

Balance at December 31, 2012	18,589	$46.26

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

  Incentive Plans

        The Annual Incentive Plan ("AIP") aids in the recruitment, motivation, and retention of employees. Management determines which employees participate in the AIP. During the years ended December 31, 2011 and 2010, a total of 58,045 shares and 369,566 shares, respectively, were issued under the AIP. The fair values of the shares issued under the AIP were $46.75 and $40.52, for the years ended December 31, 2011 and 2010, respectively. We accrued compensation expense related to common stock awards under the AIP in the amount of $2.7 million for the year ended December 31, 2011. All of the 2012 awards were paid in cash. Therefore no stock-based compensation was recognized in 2012 or 2010.

        The Long Term Incentive Plan ("LTIP") rewards certain executives and senior leaders for the creation of value in the organization through the achievement of specific long-term (3 year) goals of earnings growth and strategic initiatives. The Compensation Committee of the Board reviews and endorses participation in the LTIP in any program year and a new program is established each year. During the years ended December 31, 2012, 2011 and 2010, a total of 304,736 shares, 219,087 shares and 279,447 shares, respectively, were issued under the LTIP at a fair value of $57.01, $46.75 and $40.52 per share, respectively. Compensation expense for common stock awards under the LTIP amounted to $7.2 million, $11.8 million and $15.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

  Restricted Stock Plan

        In 2000, we established the Restricted Stock Policy and Administration Plan (as amended and restated in 2011) which provides eligible individuals with added incentives to continue in the long-term service of our company. The awards are made for no consideration, vest over various periods, and may include performance requirements, but are considered outstanding at the time of grant. During the years ended December 31, 2012, 2011 and 2010, a total of 163,469 shares, 136,696 shares and 186,396 shares, respectively, were granted under the Restricted Stock Policy and Administration Plan.

        We recognize compensation costs, net of forfeitures, over the vesting term based on the fair value of the restricted stock at the date of grant. The amount of compensation expense recognized under the Restricted Stock Policy and Administration Plan was $6.7 million, $5.5 million and $4.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $6.0 million of unrecognized compensation expense related to non-vested restricted stock grants. The expense is expected to be recognized over a weighted average period of 1.91 years.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

        The following table summarizes the activity relating to the Restricted Stock Policy and Administration Plan during 2012:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	394,287	$39.04
Granted	163,469	$54.96
Vested	(90,765)	$44.16
Cancelled and expired	(122,773)	$37.15

Balance at December 31, 2012	344,218	$45.92

        The weighted-average fair values of the shares granted under the Restricted Stock Plan during 2012, 2011 and 2010 were $54.96, $50.37 and $42.32, respectively.

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

        The 401(k) Plan allows for matching contributions to be made in both cash and stock. Matching contributions may be made in an amount that is based on a percentage of the employee's contributions for the calendar quarter up to 4% of the employee's base compensation. Participants of the 401(k) Plan are, at all times, 100% vested in the employee contribution account. Employer contributions allocated to a participant's account generally vest over six years of completed service. Expenses related to matching contributions, made in common stock, for the 401(k) Plan for 2012, 2011 and 2010 were $27.0 million, $24.8 million and $20.6 million, respectively. In addition, expenses related to defined contributions made in common stock for the 401(k) Plan for 2012, 2011 and 2010 were $18.5 million, $20.0 million and $16.6 million, respectively.

        In September, 2012, our Board of Directors approved the CH2M HILL Companies, Ltd. Amended and Restated 401(k) Plan which becomes effective January 1, 2013 and allows for matching contributions to be made based on a percentage of the employee's contributions up to 6% of the employee's base compensation, although specific subsidiaries or business groups may have different limits on employer matching. The matching contributions may still be made in both cash and stock. Employer defined contributions will no longer be made under the amended and restated 401(k) Plan and a five-year vesting schedule for employer matching contributions, with 20% vesting per year beginning at the end of the first year of service, will be implemented.

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

        In the U.K., we assumed several defined benefit plans as part of our acquisition of Halcrow on November 10, 2011, of which the largest is the Halcrow Pension Scheme. These defined benefit plans have been closed to new entrants for many years. The information related to these plans is presented in the Non-U.S. Pension Plans columns of the tables below.

  Benefit Expense

        The weighted average actuarial assumptions used to compute the net periodic pension expense are based upon information available as of the beginning of the year, as presented in the following table.

	U.S. Pension Plans			Non-U.S. Pension Plans
	2012	2011	2010	2012
Discount rate	5.30%	5.80%	5.90%	4.90%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%	5.81%
Rate of compensation increase	3.00%	3.00%	4.00%	4.10%

        The components of the net periodic pension expense for the years ended December 31 are detailed below:

	U.S. Pension Plans			Non-U.S. Pension Plans
($ in thousands)	2012	2011	2010	2012	2011
Service cost	$3,532	$3,666	$5,579	$2,350	$320
Interest cost	10,592	10,585	10,692	45,628	5,969
Expected return on plan assets	(10,756)	(10,462)	(9,149)	(36,647)	(5,674)
Amortization of prior service cost (credits)	(781)	(783)	92	—	—
Recognized net actuarial loss	5,546	3,549	4,058	—	—

Net expense included in current income	$8,133	$6,555	$11,272	$11,331	$615

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Retirement Plans (Continued)

  Benefit Obligations

        The measurement date used for the U.S. and non-U.S. defined benefit pension plans is December 31. The significant actuarial weighted average assumptions used to compute the projected benefit obligations for the defined benefit pension plans at December 31 are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2012	2011	2012	2011
Discount rate	4.20%	5.30%	4.50%	4.94%
Rate of compensation increase	3.00%	3.00%	4.00%	4.10%

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

        The following table summarizes the change in the projected benefit obligation and plan assets for the defined benefit pension plans for the years ended December 31:

	U.S. Pension Plans		Non-U.S. Pension Plans
($ in thousands)	2012	2011	2012	2011
Benefit obligation at beginning of year	$205,750	$187,595	$922,259	$—
Service cost	3,532	3,666	2,350	320
Interest cost	10,592	10,585	45,628	5,969
Actuarial loss	34,584	12,313	82,069	21,060
Participant contributions	—	—	347	—
Currency translation	—	—	43,707	(34,494)
Benefits paid	(9,381)	(8,409)	(32,408)	(3,262)
Liabilities assumed from the Halcrow acquisition and other	—	—	—	932,666

Benefit obligation at end of year	$245,077	$205,750	$1,063,952	$922,259

Plan assets at beginning of year	$141,491	$138,692	$623,972	$—
Actual return on plan assets	18,195	(1,172)	57,968	10,371
Company contributions	12,360	12,380	21,674	2,279
Participant contributions	—	—	347	—
Currency translation	—	—	29,703	(23,745)
Benefits paid	(9,381)	(8,409)	(32,408)	(3,262)
Assets obtained from the Halcrow acquisition and other	—	—	—	638,329

Fair value of plan assets at end of year	$162,665	$141,491	$701,256	$623,972

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Retirement Plans (Continued)

        The expected benefit payments for the U.S. and non-U.S. defined benefit pension plans are as follows:

($ in thousands)	U.S. Pension Plans	Non-U.S. Pension Plans
2013	$13,228	$39,406
2014	14,306	40,736
2015	15,427	41,451
2016	16,540	43,142
2017	17,202	44,131
Thereafter	91,950	245,384

	$168,653	$454,250

  Benefit Plan Assets

        The target allocation for the U.S. pension plans and the weighted-average asset allocations for the defined benefit pension plans at December 31, 2012 and 2011 by asset category are set out below. For the non-U.S. pension plans, the targeted allocation of assets is generally related to the expected benefit payments over the next five to ten years. The target is to hold sufficient assets in fixed income securities to meet these cash flows. So as the benefit plan matures, an increasing proportion of plan assets will be held in fixed income securities.

	U.S. Pension Plans			Non-U.S. Pension Plans
	Target Allocation
		2012	2011	2012	2011
Equity securities	55%	54%	52%	36%	45%
Debt securities	45%	46%	47%	50%	45%
Other	—	—%	1%	14%	10%

Total	100%	100%	100%	100%	100%

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

        The following tables summarize the fair values of our defined benefit pension plan assets by major asset category:

	U.S. Pension Plans
($ in thousands) December 31, 2012	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$937	$937	$—	$—
Equity funds	87,143	27,767	59,376	—
Fixed income securities	74,585	74,585	—	—

Total	$162,665	$103,289	$59,376	$—

December 31, 2011
Cash and cash equivalents	$117	$117	$—	$—
Equity funds	74,448	22,746	51,702	—
Fixed income securities	66,926	66,926	—	—

Total	$141,491	$89,789	$51,702	$—

	Non-U.S. Pension Plans
($ in thousands) December 31, 2012	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$42,969	$41,988	$981	$—
Equity funds	254,538	217,996	36,542	—
Fixed income securities	351,558	288,590	62,968	—
International property fund	31,697	1,632	30,065	—
Other	20,494	18,719	1,775	—

Total	$701,256	$568,925	$132,331	$—

December 31, 2011
Cash and cash equivalents	$26,204	$26,204	$—	$—
Equity funds	297,655	7,058	290,597	—
Fixed income securities	268,862	122,196	146,666	—
International property fund	31,251	—	31,251	—

Total	$623,972	$155,458	$468,514	$—

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Retirement Plans (Continued)

  Funded Status

        The following table presents the underfunded status of the defined benefit pension plans at December 31:

	U.S. Pension Plans		Non-U.S. Pension Plans
($ in thousands)	2012	2011	2012	2011
Projected benefit obligation	$245,077	$205,750	$1,063,952	$922,259
Fair value of plan assets	162,665	141,491	701,256	623,972

Underfunded status	$(82,412)	$(64,259)	$(362,696)	$(298,287)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$95,843	$74,245	$83,037	$14,837
Net prior service cost (credits)	(7,881)	(8,662)	—	—

Total	$87,962	$65,583	$83,037	$14,837

Amounts to be recognized in the following year as a component of net periodic pension expense:
Net actuarial loss	$7,490	$5,546	918	—
Net prior service cost (credits)	(766)	(781)	—	—

Total	$6,724	$4,765	918	—

Additional information:
Accumulated benefit obligation	$238,234	$200,735	$1,056,442	$922,497

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Retirement Plans (Continued)

        The non-qualified pension and postretirement healthcare benefit payments, including expected future services, are expected to be paid from plan assets and operating cash flows as follows:

($ in thousands)	Non-Qualified Pension Plan	Postretirement Benefit Plans
2013	$136	$2,805
2014	174	3,048
2015	167	3,303
2016	160	3,570
2017	153	3,850
2018-2022	678	22,129

	$1,468	$38,705

  Benefit Expense

        The measurement date used for non-qualified pension and other postretirement benefit plans is December 31. The actuarial assumptions used to compute the non-qualified pension benefit expense and postretirement benefit expense are based upon information available as of the beginning of the year, as presented in the following table.

	Non-Qualified Pension Plan			Postretirement Benefit Plans
	2012	2011	2010	2012	2011	2010
Actuarial assumptions at beginning of year:
Discount rate	5.30%	5.80%	5.90%	5.30%	5.80%	5.90%
Initial healthcare costs trend rate	na	na	na	na	na	na
Ultimate healthcare cost trend rate	na	na	na	na	na	na
Year ultimate trend rate is reached	na	na	na	na	na	na

na—not applicable

        The components of the non-qualified pension benefit expense and postretirement benefit expense for the years ended December 31 are detailed below:

	Non-Qualified Pension Plan			Postretirement Benefit Plans
($ in thousands)	2012	2011	2010	2012	2011	2010
Service cost	$—	$—	$—	$1,828	$1,971	$2,878
Interest cost	38	34	36	2,416	2,519	2,340
Amortization of transition obligation	—	—	—	100	349	349
Amortization of prior service costs	—	—	—	341	354	354
Recognized net actuarial loss (gain)	36	12	9	—	50	(3)

Net expense included in current income	$74	$46	$45	$4,685	$5,243	$5,918

        The discount rate used to compute the benefit obligations for the non-qualified pension plan and postretirement benefit plans at December 31, 2012 and 2011 were 4.20% and 5.30%, respectively.

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

        The following table summarizes the change in benefit obligation and change in plan assets for the non-qualified pension and postretirement benefit plans for the years ended December 31:

	Non-Qualified Pension Plan		Postretirement Benefit Plans
($ in thousands)	2012	2011	2012	2011
Benefit obligation at beginning of year	$770	$628	$46,821	$44,980
Service cost	—	—	1,828	1,971
Interest cost	38	34	2,416	2,519
Transfer of existing obligations	1,200	—	—	—
Plan contributions	—	—	2,045	1,404
Actuarial loss (gain)	86	214	4,246	(680)
Participant contributions	—	—	25	—
Benefits paid	(100)	(106)	(3,695)	(3,373)

Benefit obligation at end of year	$1,994	$770	$53,686	$46,821

        We have instituted caps on the potential growth of our retiree healthcare costs. The retiree healthcare cost caps have been reached and apply in all future years. As healthcare costs continue to increase, these caps are intended to remain in force at current levels. As a result, a 1% change in the health care cost trends has no impact on the postretirement benefit obligation or costs.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Retirement Plans (Continued)

  Funded Status

        The following table presents the underfunded status of the non-qualified pension and postretirement benefit plans at December 31:

	Non-Qualified Pension Plan		Postretirement Benefit Plans
($ in thousands)	2012	2011	2012	2011
Projected benefit obligation	$1,994	$770	$—	$—
Accumulated benefit obligation	—	—	53,686	46,821

Underfunded status	$(1,994)	$(770)	$(53,686)	$(46,821)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$416	$365	$8,460	$4,213
Net prior service cost	—	—	(56)	285
Transition obligation	—	—	—	100

Total	$416	$365	$8,404	$4,598

Amounts to be recognized in the following year as a component of net periodic cost:
Net actuarial loss	$21	$36	$336	$—
Transition obligation	—	—	—	100
Net prior service cost	—	—	206	341

Total	$21	$36	$542	$441

  Multiemployer Plans

        We participate in various multiemployer pension plans for certain employees represented by labor unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements, generally based on the number of hours worked. We made contributions to the various plans totaling approximately $6.1 million, $4.3 million and $6.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. We are unable to obtain additional financial information from the multiemployer pension plans sponsors in order to determine unfunded liability amounts and other plan data, however based upon the small number of our employees that have participated in these plans, we do not believe any of these amounts will have a material impact on our financial results.

        We have employees who participate in benefit plans with the U.S. Department of Energy for which information is not provided because we are not responsible for the current or future funded status of those plans.

(15) Segment Information

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

overhead costs. As a result, we formed the Energy, Water, and Facilities ("EWF") segment and the Government, Environment, and Infrastructure ("GEI") segment. The reporting units previously included in the Energy and Water segment in 2011 were moved to the EWF segment and the reporting units previously included in the Government, Environment and Nuclear segment in 2011 were moved to the GEI segment. Reporting units that were previously included in the Facilities and Infrastructure segment were divided into either the EWF or GEI segment, accordingly. Additionally, for 2012, the results of operations for the various lines of business acquired within Halcrow were assigned to the appropriate reporting units within our segments according to the nature of their operations. The majority of the Halcrow operations were assigned to our transportation reporting unit. We believe this new organizational structure will help us capitalize on cross-market synergies, consolidate our service offerings and optimize our client management process. These changes were effective January 1, 2012 and prior period amounts have been adjusted to conform to the revised organization.

        We evaluate performance based on several factors, of which the primary financial measure is operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We use operating income as our measurement of segment profit. Corporate expenses, including costs for centralized management activities, are not allocable to individual operating segments and are included in "Corporate" below. These costs primarily include expenses associated with administrative functions such as executive management, legal, and general business development efforts.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Segment Information (Continued)

        Certain financial information for each segment is provided below (in thousands):

2012	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$3,474,768	$2,685,785	$—	$6,160,553
Equity in earnings of joint ventures and affiliated companies	22,612	41,062	—	63,674
Depreciation and amortization	45,711	33,920	—	79,631
Operating income (loss)	88,216	93,249	(22,626)	158,839
Segment assets	960,456	2,154,128	—	3,114,584
Goodwill	221,539	340,922	—	562,461

2011	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$2,784,418	$2,770,815	$—	$5,555,233
Equity in earnings of joint ventures and affiliated companies	25,025	39,452	—	64,477
Depreciation and amortization	38,021	10,194	—	48,215
Operating income (loss)	99,642	106,970	(21,459)	185,153
Segment assets	813,600	1,940,439	—	2,754,039
Goodwill	217,756	327,687	—	545,443

2010	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$2,667,095	$2,755,706	$—	$5,422,801
Equity in earnings of joint ventures and affiliated companies	24,638	43,875	—	68,513
Depreciation and amortization	54,160	8,151	—	62,311
Operating income (loss)	49,440	138,355	(13,032)	174,763
Segment assets	896,233	1,070,847	—	1,967,080
Goodwill	127,734	2,620	—	130,354

        We derived approximately 28%, 35% and 37% of our total revenues from contracts with the U.S. federal government in the years ended December 31, 2012, 2011 and 2010, respectively.

        Although we provide services in numerous countries, no single country outside of the U.S. accounted for 10% or greater of the total consolidated revenue. Total U.S. and international revenue for the years ended December 31 were as follows:

($ in thousands)	2012	2011	2010
U.S.	$4,237,918	$4,185,501	$4,274,155
International	1,922,635	1,369,732	1,148,646

Total	$6,160,553	$5,555,233	$5,422,801

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

        Commercial commitments outstanding as of December 31, 2012 are summarized below:

	Amount of Commitment Expiration Per Period
($ in thousands)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed
Letters of credit	$94.7	$36.2	$—	$23.1	$154.0
Bank guarantees	22.9	12.3	1.4	11.9	48.5
Surety and bid bonds	507.1	1,199.8	—	35.2	1,742.1

Total	$624.7	$1,248.3	$1.4	$70.2	$1,944.6

        In connection with the acquisition of VECO, the purchase agreement established a holdback contingency of $70.0 million for tax indemnifications and the potential future payment of certain contingencies that may arise after the date of acquisition. Since the date of acquisition, we have made distributions to the sellers of VECO and paid expenses on their behalf which were deemed distributions of the holdback contingency. Upon resolution of the remaining outstanding items, we will likely incur costs which will be paid out of the holdback funds with any remaining amount being remitted to the sellers of VECO. Additionally, under the terms of the BAH acquisition agreement, we held back $2.9 million of the purchase price for the payment and discharge of any indemnification claims payable as a result of inaccuracies or breach of representations or warrants made by BAH as defined under the terms of the purchase agreement. At December 31, 2012 and 2011, the outstanding balance payable under the holdback contingencies was $32.1 million and $41.3 million, respectively.

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

        Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Commitments and Contingencies (Continued)

amounts that are probable of payment are accrued when such amounts are estimable. As of December 31, 2012 and 2011, accruals for potential estimated claim liabilities were $34.4 million and $34.1 million, respectively.

        In 2010, we were notified that the U.S. Attorney's Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M HILL Hanford Group ("CH2M HILL Subsidiary") employees pleaded guilty on felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney's Office raised the possibility of civil and/or criminal charges for possible violations arising from CH2M HILL's Subsidiary overtime practices on the project. In September 2012, the government intervened in a False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud. We are cooperating with the government's investigation and continue to seek an amicable settlement of any potential civil and criminal charges and resolution of any potential False Claims Act allegations with the Department of Justice. We have reached an agreement in principle with the United States Attorney which, when finalized, will settle the False Claims Act case and result in an agreement by the United States Attorney to not bring criminal charges against us. Based on the information available to us at this time, we do not believe that the ultimate resolution of this matter will have a material impact on our results of operations or financial condition.

        In connection with the Halcrow acquisition, we assumed a lease obligation for office space which was entered into by Halcrow in 1981 and was previously occupied as one of their primary office locations. Subsequently, Halcrow vacated the space and has been subleasing a portion of the building to third parties. The lease requires Halcrow to continue to make lease payments until 2080 with rent escalating provisions that can increase with market conditions. In 2012, we obtained a final third party determination of the fair value of this lease obligation and the associated real property in order to complete the purchase price allocation. As a result, we recorded capital lease and related obligations of $66.1 million, of which $65.5 million and $0.6 million are included in other long-term liabilities and other accrued liabilities in the consolidated balance sheets, respectively, as well as a related building asset of $25.9 million. In addition, we have assumed an operating lease for the associated land on which the building is located with total lease payments due over the remaining term of the lease totaling $36.8 million.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Quarterly Financial Information (unaudited)

        Our quarterly financial information for the years ended December 31, 2012 and 2011 is as follows:

(In thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the Year Ended
2012
Revenue	$1,401,944	$1,540,612	$1,603,456	$1,614,541	$6,160,553
Operating income	9,604	46,030	47,822	55,383	158,839
Net income attributable to CH2M HILL	5,124	27,602	29,613	30,637	92,976
Net income per common share
Basic	$0.16	$0.88	$0.95	$1.01	$2.99
Diluted	$0.16	$0.87	$0.94	$1.00	$2.95
2011
Revenue	$1,268,095	$1,360,571	$1,504,294	$1,422,273	$5,555,233
Operating income	42,289	62,044	40,457	40,363	185,153
Net income attributable to CH2M HILL	23,558	40,367	26,328	23,044	113,297
Net income per common share
Basic	$0.77	$1.31	$0.85	$0.74	$3.68
Diluted	$0.75	$1.29	$0.84	$0.73	$3.60

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, Douglas County, State of Colorado, on February 28, 2013.

CH2M HILL COMPANIES, LTD.
By:	/s/ MICHAEL A. LUCKI Michael A. Lucki Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated, through their attorney-in-fact as appointed in the power of attorney of February 15, 2013 included as Exhibit 24.1 filed herewith.

Signature	Title	Date

/s/ LEE A. MCINTIRE Lee A. McIntire	Chief Executive Officer (Principal Executive Officer)	February 28, 2013
/s/ MICHAEL A. LUCKI Michael A. Lucki	Chief Financial Officer (Principal Financial Officer)	February 28, 2013
/s/ JOANN SHEA JoAnn Shea	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013
* Robert W. Bailey	Director	February 28, 2013
* Malcolm Brinded	Director	February 28, 2013
* Jerry D. Geist	Director	February 28, 2013
* Jacqueline C. Hinman	Director	February 28, 2013
* Charles O. Holliday, Jr.	Director	February 28, 2013
* Michael A. Lucki	Director	February 28, 2013
* Lee A. McIntire	Director	February 28, 2013
* Michael E. McKelvy	Director	February 28, 2013

Signature	Title	Date

* Georgia R. Nelson	Director	February 28, 2013
* Michael A. Szomjassy	Director	February 28, 2013
* Barry L. Williams	Director	February 28, 2013

*By:	/s/ MICHAEL A. LUCKI Michael A. Lucki, as attorney-in-fact