Form 10-Q
period 2013-03-31
CH2M HILL COMPANIES LTD
filed 2013-05-10
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of April 24, 2013 was 29,858,353.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$351,657	$310,638
Available-for-sale securities	2,604	2,135
Receivables, net—
Client accounts	687,217	794,903
Unbilled revenue	578,595	570,914
Other	20,493	19,606
Income tax receivable	20,536	6,905
Deferred income taxes	75,721	75,556
Prepaid expenses and other current assets	84,132	82,299
Total current assets	1,820,955	1,862,956
Investments in unconsolidated affiliates	112,988	118,008
Property, plant and equipment, net	219,187	212,007
Goodwill	540,753	562,461
Intangible assets, net	117,181	133,657
Deferred income taxes	156,168	155,250
Employee benefit plan assets and other	73,370	70,245
Total assets	$3,040,602	$3,114,584
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,348	$3,497
Accounts payable and accrued subcontractor costs	500,872	568,507
Billings in excess of revenue	394,330	385,985
Accrued payroll and employee related liabilities	319,043	335,457
Other accrued liabilities	208,789	216,907
Total current liabilities	1,426,382	1,510,353
Long-term employee related liabilities	558,013	574,406
Long-term debt	308,622	248,832
Other long-term liabilities	161,418	164,285
Total liabilities	2,454,435	2,497,876
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, Class A $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 29,834,296 and 29,845,190 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	298	298
Additional paid-in capital	—	—
Retained earnings	716,732	734,033
Accumulated other comprehensive loss	(145,601)	(130,671)
Total CH2M HILL common stockholders’ equity	571,429	603,660
Noncontrolling interests	14,738	13,048
Total equity	586,167	616,708
Total liabilities and stockholders’ equity	$3,040,602	$3,114,584

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Gross revenue	$1,447,749	$1,401,944
Equity in earnings of joint ventures and affiliated companies	16,596	9,178
Operating expenses:
Direct cost of services and overhead	(1,190,105)	(1,110,068)
General and administrative	(260,275)	(291,450)
Operating income	13,965	9,604
Other income (expense):
Interest income	454	270
Interest expense	(3,304)	(1,083)
Income before provision for income taxes	11,115	8,791
Provision for income taxes	(1,787)	(2,944)
Net income	9,328	5,847
Less: Income attributable to noncontrolling interests	(2,214)	(723)
Net income attributable to CH2M HILL	$7,114	$5,124
Net income attributable to CH2M HILL per common share:
Basic	$0.24	$0.16
Diluted	$0.24	$0.16
Weighted average number of common shares:
Basic	29,900,083	31,237,032
Diluted	30,222,277	31,801,426

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Net Income	$9,328	5,847
Other comprehensive income (loss):
Foreign currency translation adjustments	(15,213)	12,408
Unrealized gain on available-for-sale securities and other, net of tax	283	360
Other comprehensive (loss) income	(14,930)	12,768
Comprehensive (loss) income	(5,602)	18,615
Less: comprehensive income attributable to noncontrolling interests	(2,214)	(723)
Comprehensive (loss) income attributable to CH2M HILL	$(7,816)	$17,892

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$9,328	$5,847
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,725	19,286
Stock-based employee compensation	1,502	15,188
Loss on disposal of property, plant and equipment	234	208
Allowance for uncollectible accounts	796	192
Deferred income taxes	(1,522)	(2,819)
Undistributed earnings from unconsolidated affiliates	(16,596)	(9,178)
Distributions of income from unconsolidated affiliates	7,502	7,001
Change in assets and liabilities:
Receivables and unbilled revenue	103,502	(280)
Prepaid expenses and other	(6,890)	(35,831)
Accounts payable and accrued subcontractor costs	(70,058)	(17,329)
Billings in excess of revenue	9,272	29,133
Accrued payroll and employee related liabilities	(11,887)	6,650
Other accrued liabilities	(5,917)	(34,281)
Current income taxes	(13,631)	1,424
Long term employee related liabilities and other	(1,168)	(15,407)
Net cash provided by (used in) operating activities	23,192	(30,196)
Cash flows from investing activities:
Capital expenditures	(20,368)	(8,790)
Investments in unconsolidated affiliates	(5,878)	(11,694)
Distributions of capital from unconsolidated affiliates	19,347	—
Proceeds from sale of operating assets	—	15
Net cash used in investing activities	(6,899)	(20,469)
Cash flows from financing activities:
Borrowings on long-term debt	405,308	320,200
Payments on long-term debt	(345,451)	(269,795)
Repurchases and retirements of common stock	(33,692)	(24,807)
Acquisition payments	(1,437)	(7,502)
Excess tax benefits from stock-based compensation	2,995	3,304
Net (distributions to) contributions from noncontrolling interests	(524)	126
Net cash provided by financing activities	27,199	21,526
Effect of exchange rate changes on cash	(2,473)	10,019
Increase (decrease) in cash and cash equivalents	41,019	(19,120)
Cash and cash equivalents, beginning of period	310,638	208,266
Cash and cash equivalents, end of period	$351,657	$189,146
Supplemental disclosures:
Cash paid for interest	$3,282	$957
Cash paid for income taxes	$7,723	$4,082

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

(1) Summary of Business and Significant Accounting Policies

Summary of Business

CH2M HILL Companies, Ltd. and subsidiaries (“We”, “Our”, “CH2M HILL” or the “Company”) is a project delivery firm founded in 1946. We are a large employee-controlled professional engineering services firm providing engineering, construction, consulting, design, design-build, procurement, engineering-procurement-construction (“EPC”), operations and maintenance, program management and technical services to U.S. federal, state, municipal and local government agencies, national governments, as well as private industry and utilities, around the world. A substantial portion of our professional fees are derived from projects that are funded directly or indirectly by government entities.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

During the first quarter of 2013, we recorded an additional loss on a fixed-price contract to design and construct significant improvements to an existing power generation facility.  These losses resulted from multiple sources that caused labor and material cost overruns.  Although the project is close to completion, we could incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated costs or if our plans to meet our revised schedule are not achieved.

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

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based off of unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based off of significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. There were no significant transfers between levels during the period ended March 31, 2013.

Available-for-Sale Securities

Available-for-sale securities are carried at fair value, with unrecognized gains and losses reported in accumulated other comprehensive loss, net of taxes. Losses on available-for-sale securities are recognized when a loss is determined to be other than temporary or when realized. The fair value of available-for-sale securities is estimated using Level 1 inputs.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a purchase business combination is not amortized, but instead is tested for impairment at least annually in accordance with the provisions of the FASB Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other (“ASC 350”), as amended under Accounting Standards Update 2011-08 (“ASU 2011-08”). In performing the annual impairment test, we evaluate our goodwill at the reporting unit level which we have determined based upon our various lines of business within each of our reporting segments. Under the guidance of ASC 350, we have the option to assess either quantitative or qualitative factors to determine if it is more likely than not that the fair values of our reporting units are less than their carrying amounts. If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts, then the next step of the impairment test is unnecessary. If we conclude otherwise, then we are required to test goodwill for impairment under the two-step process. The two-step process involves comparing the estimated fair value of each reporting unit to the unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, we would then perform a second step to measure the amount of goodwill impairment loss to be recorded. We determine the fair value of our reporting units using a market approach. Our market based valuation method provides estimates of the fair value of our reporting units based on applying a multiple to our estimate of a cash flow metric for each business unit. Our annual goodwill impairment test is conducted as of October 1st of each year.

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

Stockholders’ Equity

The changes in stockholders’ equity for the three months ended March 31, 2013 are as follows (in thousands):

	Shares	Amount
Stockholders’ equity, December 31, 2012	29,845	$616,708
Net income	—	7,114
Shares issued in connection with stock-based compensation and employee benefit plans	493	9,277
Shares purchased and retired	(504)	(33,692)
Other comprehensive income, net of tax	—	(14,930)
Income attributable to noncontrolling interests	—	2,214
Net distributions to noncontrolling interests	—	(524)
Stockholders’ equity, March 31, 2013	29,834	$586,167

Employee Benefit and Retirement Plans

Stock Option Plan

We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three months ended March 31, 2013 was $6.41, compared to $6.38 for the same period in the prior year.

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

The total compensation cost recognized for stock-based payments for stock options was $0.6 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively.

Incentive Plans

The Long Term Incentive Plan (“LTIP”) rewards certain executives and senior leaders for the creation of value in the organization through the achievement of specific long-term (3 year) goals of earnings growth and strategic initiatives. The Compensation Committee of the Board reviews and endorses participation in the LTIP in any program year and a new program is established each year.  No compensation expense was recognized under the LTIP for the three months ended March 31, 2013. Compensation expense of $1.0 million was recognized under the LTIP for the three months ended March 31, 2012.

Restricted Stock Plan

The Restricted Stock Policy and Administration Plan provides eligible individuals with added incentives to continue in the long-term service of our Company. The awards are made for no consideration and vest over various periods, but are considered outstanding at the time of grant. We recognize compensation costs, net of forfeitures, over the vesting term based on the fair value of the restricted stock at the date of grant. The amount of compensation expense recognized under the Restricted Stock Policy and Administration Plan was $1.3 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively.

Retirement and Tax-Deferred Savings Plan

The Retirement and Tax-Deferred Savings Plan is a retirement plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement.  In September 2012, our Board of Directors approved the CH2M HILL Companies, Ltd. Amended and Restated 401(k) Plan which became effective January 1, 2013 (“401(k) Plan”).  The 401(k) Plan allows for matching contributions up to 6% of the employee’s base compensation, although specific subsidiaries or business groups may have different limits on employer matching.  The matching contributions may still be made in both cash and stock.  Employer defined contributions will no longer be made under the 401(k) Plan.  Expenses related to matching contributions made in common stock for the 401(k) Plan were $1.6 million and $10.6 million for the three months ended March 31, 2013 and 2012, respectively.

Recently Adopted Accounting Standards

Effective January 1, 2013, we adopted Accounting Standards (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  ASU 2012-02 allows entities testing an indefinite-lived intangible asset other than goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the asset.  If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, no further testing is necessary.  The adoption of this standard did not impact our consolidated financial position, results of operations or cash flows.

Effective January 1, 2013, we adopted ASU 2011-11 Balance Sheet Topic 210, Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 requires us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position.  The adoption of this standard did not impact our consolidated financial position, results of operations or cash flows.

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

(2) Segment Information

We organize our reporting structure under which our chief operating decision-maker regularly reviews operating results and makes strategic operating decisions with regard to assessing performance and allocating resources into two segments — the Energy, Water and Facilities (“EWF”) segment and the Government, Environment and Infrastructure (“GEI”) segment.

Certain financial information relating to the three months ended March 31, 2013 and 2012 for each segment is provided below (in thousands):

Three Months Ended March 31, 2013	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$822,700	$625,049	$—	$1,447,749
Equity in earnings of joint ventures and affiliated companies	5,205	11,391	—	16,596
Operating (loss) income	(11,344)	29,478	(4,169)	13,965

Three Months Ended March 31, 2012	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$769,161	$632,783	$—	$1,401,944
Equity in earnings of joint ventures and affiliated companies	$2,877	$6,301	—	9,178
Operating income (loss)	15,915	(2,409)	(3,902)	9,604

Corporate expenses, including costs for centralized management activities, are not allocable to individual operating segments and are included in “Corporate”. These costs primarily include expenses associated with administrative functions such as executive management, tax, and general business development efforts.

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

Reconciliations of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income attributable to CH2M HILL	$7,114	$5,124
Denominator:
Basic weighted-average common shares outstanding	29,900	31,237
Dilutive effect of common stock equivalents	322	564
Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	30,222	31,801
Basic net income per common share	$0.24	$0.16
Diluted net income per common share	$0.24	$0.16

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

We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a variable interest entity (“VIE”). A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities is made. Most of the VIEs with which our company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. As of March 31, 2013, total assets of VIEs that were consolidated were $190.4 million and liabilities were $144.8 million.

We held investments in unconsolidated affiliates of $113.0 million and $118.0 million at March 31, 2013 and December 31, 2012, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus those entities’ undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

As of March 31, 2013, the total assets of VIEs that were not consolidated were $393.9 million and total liabilities were $304.0 million. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

(5) Acquisitions

On November 10, 2011, we purchased all the share capital of Halcrow Holdings Limited (“Halcrow”) for approximately £124.0 million ($197.3 million). Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure and buildings. Halcrow has 5,000 employees who provide services to its clients in the United Kingdom, Middle East, Canada, the United States, China, India, Australia, South America, and Europe. Halcrow’s clients include public and private-sector organizations around the world, including local, regional and national governments, asset owners, international funding agencies, regulators, financial institutions, contractors, developers and operators.  The purchase price was paid to the selling stockholders of Halcrow in the form of $41.7 million of cash, $18.8 million of common stock of CH2M HILL, based on the stock price on the closing date, and $136.8 million of notes payable which were satisfied in full in December 2011.  The results of operations for Halcrow have been included in the consolidated financial statements since the acquisition and are reported in the EWF and GEI operating segments.

(6) Goodwill and Intangible Assets

The following table presents the changes in goodwill:

($ in thousands)	March 31, 2013	December 31, 2012
Balance at beginning of period	$562,461	$545,443
Foreign currency translation	(21,708)	17,018
Balance at end of period	$540,753	$562,461

Intangible assets with finite lives consist of the following:

($ in thousands)	Cost	Accumulated Amortization	Net finite-lived intangible assets
March 31, 2013
Contracted backlog	$78,101	$(65,831)	$12,270
Customer relationships	155,207	(67,665)	87,542
Tradename	24,265	(6,896)	17,369
Total finite-lived intangible assets	$257,573	$(140,392)	$117,181
December 31, 2012
Contracted backlog	$81,014	$(64,850)	$16,164
Customer relationships	160,651	(62,386)	98,265
Tradename	24,862	(5,634)	19,228
Total finite-lived intangible assets	$266,527	$(132,870)	$133,657

All intangible assets are being amortized over their expected lives of between three and seven years.  The amortization expense reflected in the consolidated statements of income totaled $8.7 million and $10.0 million for the three months ended March 31, 2013 and 2012, respectively. All intangible assets are expected to be fully amortized in 2018.

(7) Property, Plant and Equipment

Property, plant and equipment consists of the following:

($ in thousands)	March 31, 2013	December 31, 2012
Land	$22,705	$23,012
Building and land improvements	111,818	111,233
Furniture and fixtures	25,482	25,963
Computer and office equipment	119,441	107,950
Field equipment	119,637	116,685
Leasehold improvements	87,692	87,972
	486,775	472,815
Less: Accumulated depreciation	(267,588)	(260,808)
Net property, plant and equipment	$219,187	$212,007

Depreciation expense reflected in the consolidated statements of income was $10.0 million and $9.3 million for the three months ended March 31, 2013 and 2012, respectively.

(8) Fair Value of Financial Instruments

Cash and cash equivalents, receivables, unbilled revenue, accounts payable and accrued subcontractor costs and billings in excess of revenue are carried at cost, which approximates fair value due to their short maturities. Fair value of long-term debt, including the current portion but excluding the revolving credit facility, is estimated based on Level 3 inputs. Fair value is determined by discounting future cash flows using interest rates available for issues with similar terms and average maturities and considering credit spreads related to the underlying instruments. The carrying value of the revolving credit facility is estimated to approximate fair value as it bears interest at a variable rate and credit spreads have not changed since the execution of the agreement.

The estimated fair values of our company’s financial instruments where carrying values do not approximate fair value are as follows:

	March 31, 2013		December 31, 2012
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable	$11,745	$10,442	$12,159	$10,718
Equipment financing	3,625	3,232	4,348	3,716
Stockholder notes payable	500	462	322	303

The fair value of marketable securities classified as available-for-sale, which totaled $2.6 million and $2.1 million at March 31, 2013 and December 31, 2012, respectively, were valued based on Level 1 inputs whereby a readily determinable market value exists for the specific asset.

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. At March 31, 2013, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond five years. At March 31, 2013, derivative assets and liabilities recorded were insignificant.  At December 31, 2012, there were no foreign exchange contracts outstanding.

(9) Employee Benefit Plan Assets

We have investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair market value primarily using Level 1 and Level 2 inputs. As of March 31, 2013 and December 31, 2012, the fair market value of these assets were $69.8 million and $66.3 million, respectively, and are included in employee benefit plan assets and other on the consolidated balance sheets.

(10) Line of Credit and Long-Term Debt

On April 19, 2012, we amended and restated our Credit Agreement (“Amended Credit Agreement”) providing for an unsecured revolving Credit Facility (the “Credit Facility”), for the purpose of increasing the size of the Credit Facility to $900.0 million, extending the maturity to April 19, 2017, increasing the capacity of certain subfacilities as well as improving our borrowing rates. Under the terms of the amended agreement we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $200.0 million.  The revised Credit Facility has a subfacility for the issuance of standby letters of credit in a face amount up to $500.0 million and a subfacility up to $300.0 million for multicurrency borrowings.

Revolving loans under the Credit Facility bear interest, at our option, at a rate equal to either (i) the base rate plus a margin based on our consolidated leverage ratio or (ii) the eurodollar rate, based on interest periods of one, two, three or six months, plus a margin based on our consolidated leverage ratio. The base rate is defined as the highest of (i) the “Federal Funds Rate,” as published from time to time by the Federal Reserve Bank of New York, plus 0.5%, (ii) the Agent’s “prime rate” in effect from time to time, and (iii) the one month LIBOR rate in effect from time to time, plus 1.0%.  Our “consolidated leverage ratio” on any date is the ratio of our consolidated total funded debt to our consolidated adjusted earnings before interest, taxes, depreciation and amortization for the preceding four fiscal quarters.  The definition of consolidated adjusted earnings before interest, taxes, depreciation and amortization was amended to allow for the addition of, among other things, all expenses associated with the non-cash portion of all stock-based compensation.  We are also obligated to pay other closing fees, commitment fees and letter of credit fees customary for a credit facility of this size and type.  Under the terms of the amended agreement, the margin added to either the base rate or the eurodollar rate has decreased, which provides us with access to capital at lower overall borrowing rates.

The Amended Credit Agreement contains customary representations and warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of March 31, 2013, we were in compliance with the covenants required by the Amended Credit Agreement.  The remaining unused borrowing capacity under the Credit Facility was $462.8 million as of March 31, 2013.

Our nonrecourse and other long-term debt consists of the following:

($ in thousands)	March 31, 2013	December 31, 2012
Nonrecourse:
Mortgage note payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$10,099	$10,374
Mortgage note payable in monthly installments to December 2015, secured by real estate. The note bears interest at 6.59%	1,646	1,785
	11,745	12,159
Other:
Revolving credit facility	296,100	235,500
Equipment financing, due in monthly installments to December 2015, secured by equipment. These notes bear interest ranging from 4.00% to 8.00%	3,625	4,348
Stockholder notes payable	500	322
Total debt	311,970	252,329
Less: current portion of debt	3,348	3,497
Total long-term portion of debt	$308,622	$248,832

(11) Income Taxes

The effective tax rate for the three months ended March 31, 2013 was 20.1% compared to 36.5% for the same period in the prior year. The effective tax rate for 2013 is lower in comparison to the effective tax rate in 2012 primarily due to the recognition of the 2012 research and experimentation credit which was reinstated in January 2013.  Our effective tax rate continues to be negatively impacted by the effect of non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

Undistributed earnings of our foreign subsidiaries amounted to approximately $187.8 million at March 31, 2013.  These earnings are considered to be permanently reinvested.  Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made.  If these earnings were repatriated as of March 31, 2013, approximately $48.9 million of income tax expense would be incurred.  Cash held in international accounts at March 31, 2013 and December 31, 2012 was $301.8 million and $260.0 million, respectively.

As of March 31, 2013 and December 31, 2012, we had $30.3 million and $30.2 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the amounts discussed above are approximately $5.7 million and $5.4 million of accrued interest and penalties related to uncertain tax positions, as of March 31, 2013 and December 31, 2012, respectively.

We file income tax returns in the U.S. and various state jurisdictions and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, United Kingdom and Canada. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2004.

(12) Commitments and Contingencies

In connection with the acquisition of VECO, the purchase agreement established a holdback contingency of $70.0 million for tax indemnifications and the potential future payment of certain contingencies that may arise after the date of acquisition.  Since the date of acquisition, we have made distributions to the sellers of VECO and paid expenses on their behalf which were deemed distributions of the holdback contingency.  Upon resolution of the remaining outstanding items, we will likely incur costs which will be paid out of the holdback funds with any remaining amount being remitted to the sellers of VECO.  As of March 31, 2013, the outstanding balance payable under the VECO holdback contingency was $22.7 million.

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

Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of March 31, 2013 and December 31, 2012, accruals for potential estimated claim liabilities were $19.2 million and $34.4 million, respectively.

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M HILL Hanford Group (“CH2M HILL Subsidiary”) employees pleaded guilty on felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney’s Office raised the possibility of civil and/or criminal charges for possible violations arising from CH2M HILL’s Subsidiary overtime practices on the project. In September 2012, the government intervened in a False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud.  In March 2013, we entered into a Non-Prosecution Agreement settling the criminal investigation and we obtained dismissal of the False Claims Act case by agreeing to pay $18.5 million.  We continue to comply with the Non-Prosecution Agreement by cooperating with the U.S. Attorney’s Office in its ongoing fraud investigation.  As a result, no criminal charges were brought against us.   The agreement requires us to comply with ongoing requirements for three years.

In connection with the Halcrow acquisition, we assumed a lease obligation for office space which was entered into by a Halcrow subsidiary in 1981 and was previously occupied and used as one of their primary office locations. Subsequently, Halcrow vacated the space and has been subleasing the building to third parties. The lease requires Halcrow to continue to make lease payments until 2080 with rent escalating provisions that can increase with market conditions. In 2012, we obtained a final third party determination of the fair value of this lease obligation and the associated real property in order to complete the purchase price allocation.  As a result, the capital lease and related obligations, as well as the related building asset are included in the consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.  The March 31, 2013 and December 31, 2012 capital lease and related obligations were $61.6 million and $66.1 million, respectively and of those amounts, other long-term liabilities were $61.2 million and $65.5 million and other accrued liabilities were $0.4 million and $0.6 million, respectively.  We also assumed an operating lease for the associated land on which the building is located with total lease payments due over the remaining term of the lease totaling $34.0 million and $36.8 million as of March 31, 2013 and December 31, 2012, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations as a whole and for each of our operating segments and should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our actual results could differ materially from these forward looking statements due to numerous factors including, without limitation, the following: the continuance of, and funding for certain governmental regulation and enforcement programs which create demand for our services; our ability to attract and perform large, longer-term projects; our ability to insure against or otherwise cover the liability risks inherent in our business including environmental liabilities and professional engineering liabilities; our ability to manage the risks inherent in the government contracting business and the delivery of lump sum projects; our ability to manage the costs associated with our fixed price contracts; our ability to manage the risks inherent in international operations, including operations in war and conflict zones, our ability to identify and successfully integrate acquisitions; our ability to attract and retain professional personnel; changes in global business, economic, political and social conditions; intense competition in the global engineering, procurement and construction industry; civil unrest, security issues and other unforeseeable events in countries in which we do business; our failure to receive anticipated new contract awards; the affects, if any, of the U.S. government sequestration; difficulties or delays incurred in the execution of contracts; and other risks and uncertainties set forth under Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2012, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward looking statements should not be regarded as representation or warranties by the Company that such matters will be realized.

Business Summary

We are a large employee-controlled professional engineering services firm providing engineering, construction, design, design-build, engineering-procurement-construction (“EPC”), procurement, operations and maintenance, program management and technical services around the world. Founded in 1946, we have approximately 28,000 employees worldwide.

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

Our revenue is dependent upon our ability to attract and retain qualified and productive employees, identify business opportunities, allocate our labor resources to profitable markets, secure new contracts, execute existing contracts, and maintain existing client relationships. Moreover, as a professional services company, the quality of the work generated by our employees is integral to our revenue generation.

Acquisitions

We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, provide local resources internationally to serve our customers, add value to the projects undertaken for clients, or enhance our capital strength.

On November 10, 2011, we purchased all the share capital of Halcrow Holdings Limited (“Halcrow”) for approximately £124.0 million ($197.3 million). Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure and buildings. Halcrow has 5,000 employees who provide services to its clients in the United Kingdom, Middle East, Canada, the United States, China, India, Australia, South America, and Europe. Halcrow’s clients include public and private-sector organizations around the world, including local, regional and national governments, asset owners, international funding agencies, regulators, financial institutions, contractors, developers and operators.  The results of operations for Halcrow have been included in the consolidated financial statements since the acquisition and are reported in the Energy, Water and Facilities (“EWF”) and Government, Environment and Infrastructure (“GEI”) operating segments.

Summary of Operations

We organize our reporting structure under which our chief operating decision-maker regularly reviews operating results and makes strategic operating decisions with regard to assessing performance and allocating resources into two segments — the EWF segment and the GEI segment.

Results of Operations for the Three months ended March 31, 2013 and 2012

	2013			2012			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Energy, Water and Facilities	$822.7	$5.2	$(11.3)	$769.1	$2.9	$15.9	$53.6	7.0%	$2.3	$(27.2)	(171.1)%
Government, Environment and Infrastructure	625.0	11.4	29.5	632.8	6.3	(2.4)	(7.8)	(1.2)%	5.1	31.9	(1,329.2)%
Corporate	—	—	(4.2)	—	—	(3.9)	—	—	—	(0.3)	7.7%
Total	$1,447.7	$16.6	$14.0	$1,401.9	$9.2	$9.6	$45.8	3.3%	$7.4	$4.4	45.8%

Energy, Water and Facilities

Revenue from our EWF segment increased by $53.6 million, or 7.0% for the three months ended March 31, 2013, compared to the same period in the prior year. The majority of the increase in revenue is attributable to three engineering-procurement-construction (“EPC”) Power projects awarded during 2011.  The volume of work on these projects reached their highest levels in early 2013 and contributed a significant amount of revenue growth to our EWF segment.  Our Industrial and Advanced Technology business also experienced an increase in revenue primarily attributable to a large international design build project in Singapore for a commercial customer.  Additionally, revenue increased in the current year period in our Energy and Chemicals (“E&C”) business related to EPC projects in Canada and Alaska and in our Operations Management business related to two North American facilities services projects.  These increases were slightly offset by lower volumes in E&C’s operations and maintenance services and in our Water business.

Operating income decreased for the three months ended March 31, 2013, compared to the same period in the prior year by $27.2 million or 171.1%.  This decrease primarily relates to a significant additional project loss on a fixed-price contract to design and construct significant improvements to an existing power generation facility in northern California.  These losses resulted from continued performance issues that caused labor and material cost overruns.  Although the project is close to completion, we could incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated costs or if our plans to meet our revised schedule are not achieved.  Additionally, we recorded project losses on two Energy and Chemical projects.  These project losses were offset by improved margins on two domestic Power projects and an Industrial and Advanced Technology project completed in the quarter ended March 31, 2013.  Margins in our Water business decreased slightly from the prior year due to lower margins on our consulting business as well as decreases resulting from the completion of several design-build projects during the first quarter of 2013.

Government, Environment and Infrastructure

Revenue from our GEI segment decreased by $7.8 million, or 1.2% for the three months ended March 31, 2013, compared to the same period in the prior year.  This decline in revenue was primarily the result of lower volumes in our Nuclear business as a result of a decrease in funding levels for large Department of Energy projects.  These decreases were partially offset by improved results in our Transportation business.  This improvement was primarily due to the Halcrow acquisition impact on our professional services line of business, slightly offset by declining volume in Transportation’s design build portfolio.  Our Environmental Services business experienced increased revenue in both its commercial and international businesses which were also slightly offset by a reduction in U.S. Government business due to decreased spending.

Despite a decrease in revenue for the period, operating income increased for the three months ended March 31, 2013, compared to the same period in the prior year by $31.9 million.  This increase is primarily related to improved margins in our Government Facilities and Infrastructure business which had lower margins on various U.S. military base facility projects in the three months ended March 31, 2012, compared to the three months ended March 31, 2013.  Additionally, our Transportation business experienced lower margins and fewer project starts in the three months ended March 31, 2012, compared to the three months ended March 31, 2013.  As a result, both businesses experienced significant improvement in operating income in the three months ended March 31, 2013.  In the three months ended March 31, 2012 we recognized a write down on a Nuclear joint venture project which did not occur in the current year period.  Therefore, although revenue decreased significantly in our Nuclear business, current period operating income remained consistent with the prior year period.

The Budget Control Act of 2011 imposed a process, known as sequestration, to implement $1.2 trillion in automatic spending cuts for U.S. Government agencies starting in 2013 and effective through fiscal year 2021.  Although sequestration took effect as of March 1, 2013, the full impacts of sequestration on the U.S. Government contracting industry are still being determined.  However, a number of U.S. Federal Government agency pronouncements have been delayed, reduced or cancelled, and in the future, it is anticipated the agencies of the US Federal Government may be required to modify or terminate additional contracts and substantially reduce awards of new work to companies like CH2M HILL, which will likely impact our ability to earn revenue on projects already awarded, win new work from U.S. Government customers and may have an adverse impact on our financial condition.

Corporate

The Corporate segment includes expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, tax, and general business development efforts. Corporate expenses for the three months ended March 31, 2013 were $4.2 million compared to $3.9 million for the three months ended March 31, 2012.

Income Taxes

The effective tax rate for the three months ended March 31, 2013 was 20.1% compared to 36.5% for the same period in the prior year. The effective tax rate for 2013 is lower in comparison to the effective tax rate in 2012 primarily due to the recognition of the 2012 research and experimentation credit which was reinstated in January of 2013.  Our effective tax rate continues to be negatively impacted by the effect of non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

Undistributed earnings of our foreign subsidiaries amounted to approximately $187.8 million at March 31, 2013.  These earnings are considered to be permanently reinvested.  Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made.  If these earnings were repatriated as of March 31, 2013, approximately $48.9 million of income tax expense would be incurred.  Cash held in international accounts at March 31, 2013 and December 31, 2012 was $301.8 million and $260.0 million, respectively.

As of March 31, 2013 and December 31, 2012, we had $30.3 million and $30.2 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the amounts discussed above are approximately $5.7 million and $5.4 million of accrued interest and penalties related to uncertain tax positions, as of March 31, 2013 and December 31, 2012, respectively.

We file income tax returns in the U.S. and various state jurisdictions and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2004.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are to fund our working capital, capital expenditures and purchases of stock presented on our internal market.  During the three months ended March 31, 2013, cash provided by operations was $23.2 million compared to cash used in operations of $30.2 million in the same period last year. The increase in operating cash flow during the current period was primarily attributable to improved collection of our receivables balances and utilization of prepaid expenses compared to the prior year period.  These working capital improvements in the current year period were partially offset by higher payments on accounts payable and accrued subcontractor costs compared to the same period in the prior year.

We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at March 31, 2013, we have deemed the allowance for doubtful accounts to be adequate; however, economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments.

Cash used in investing activities was $6.9 million in the three months ended March 31, 2013 compared to $20.5 million for the same period in 2012. The majority of cash used in our investing activities relates to cash spent on capital expenditures of $20.4 million and $8.8 million in the three months ended March 31, 2013 and 2012, respectively.  Historically as a professional services organization, we have not had significant outflows of cash for capital expenditures.  These expenditures were offset in the current period ended March 31, 2013 by cash received upon distributions from our joint ventures (net of investments in joint ventures) of $13.5 million.  Conversely, in the prior period ended March 31, 2012, investments in joint ventures increased the amount of cash used in investing activities by $11.7 million.

Cash provided by financing activities was $27.2 million in the three months ended March 31, 2013 compared to $21.5 million for the same period in 2012.  For the three months ended March 31, 2013, repurchases of stock were $33.7 million compared to $24.8 million for the same period in the prior year. For the three months ended March 31, 2013, net borrowings of debt were $59.9 million, compared to $50.4 million during the three months ended March 31, 2012.  For the period ended March 31, 2013, we paid $1.4 million in acquisition payments compared to $7.5 million in the prior year period ended March 31, 2012.  The change in payments relates to a decrease in tax resolution payments in the current year related to liabilities on entities purchased in the VECO acquisition.  The prior period payments were made in satisfaction of a portion of the holdback of the purchase price established at the date of acquisition.

On April 19, 2012 we amended and restated our Credit agreement (“Amended Credit Agreement”) providing for an unsecured revolving Credit Facility (the “Credit Facility”) for the purpose of increasing the size of the Credit Facility to $900.0 million, extending the maturity to April 19, 2017, increasing the sub-facilities as well as improving our borrowing rates. Under the terms of the amended agreement we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $200.0 million.  The revised Credit Facility has a subfacility for the issuance of standby letters of credit in a face amount up to $500.0 million and a subfacility up to $300.0 million for multicurrency borrowings.

Revolving loans under the Credit Facility bear interest, at our option, at a rate equal to either (i) the base rate plus a margin based on our consolidated leverage ratio or (ii) the eurodollar rate, based on interest periods of one, two, three or six months, plus a margin based on our consolidated leverage ratio. The base rate is defined as the highest of (i) the “Federal Funds Rate,” as published from time to time by the Federal Reserve Bank of New York, plus 0.5%, (ii) the Agent’s “prime rate” in effect from time to time, and (iii) the one month eurodollar rate in effect from time to time, plus 1.0%.  Our “consolidated leverage ratio” on any date is the ratio of our consolidated total funded debt to our consolidated adjusted earnings before interest, taxes, depreciation and amortization for the preceding four fiscal quarters.  The definition of consolidated adjusted earnings before interest, taxes, depreciation and amortization was amended to allow for the addition of, among other things, all expenses associated with the non-cash portion of all stock-based compensation.  We are also obligated to pay other closing fees, commitment fees and letter of credit fees customary for a credit facility of this size and type.  Under the terms of the amended agreement, the margin added to either the base rate or the eurodollar rate has decreased, which provides us with access to capital at lower overall borrowing rates.

The Amended Credit Agreement contains customary representations and warranties and conditions to borrowing, including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of March 31, 2013, we were in compliance with the covenants required by the Amended Credit Agreement. There can be no assurance that the capacity under this facility will be adequate to fund future operations or acquisitions we may pursue from time to time.

At March 31, 2013, we had $296.1 million in outstanding borrowings on the Credit Facility. The average rate of interest charged on that balance was 1.68% as of March 31, 2013. At March 31, 2013, company-wide issued and outstanding letters of credit, and bank guarantee facilities of $200.9 million were outstanding, compared to $202.3 million at December 31, 2012.  The remaining unused borrowing capacity as of March 31, 2013 was $462.8 million.

Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash, we may either choose to finance new opportunities using borrowings under our Credit Facility, or other debt. In some instances we may use a combination of one or more of these financing mechanisms. As of March 31, 2013, we had other outstanding debt obligations of approximately $15.9 million.  These obligations relate to the issuance of notes payable and mortgages related to property, plant and equipment.

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

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the three months ended March 31, 2013, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2012.

Aggregate Contractual Commitments

We maintain a variety of commercial commitments that are generally made available to provide support for various provisions in engineering and construction contracts.  Letters of credit are provided to clients in the ordinary course of the contracting business in lieu of retention or for performance and completion guarantees on engineering and construction contracts. We post bid bonds and performance and payment bonds, which are contractual agreements issued by a surety, for the purpose of guaranteeing our performance on contracts and to protect owners and are subject to full or partial forfeiture for failure to perform obligations arising from a successful bid. We also carry substantial premium paid, traditional insurance for our business risks including professional liability and general casualty insurance and other coverage which is customary in our industry.

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

The accounting policies that we believe are most critical to the understanding of our financial condition and results of operations and require complex management judgment are summarized below. Further detail and information regarding our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a purchase business combination is not amortized, but instead is tested for impairment at least annually in accordance with the provisions of the FASB Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other (“ASC 350”), as amended under Accounting Standards Update 2011-08 (“ASU 2011-08”). In performing the annual impairment test, we evaluate our goodwill at the reporting unit level which we have determined based upon our various lines of business within each of our reporting segments. These lines of business are further discussed in Item 1 of this Form 10-K within the respective segments. Under the guidance of ASC 350, we have the option to assess either quantitative or qualitative factors to determine if it is more likely than not that the fair values of our reporting units are less than their carrying amounts. If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts, then the next step of the impairment test is unnecessary. If we conclude otherwise, then we are required to test goodwill for impairment under the two-step process. The two-step process involves comparing the estimated fair value of each reporting unit to the unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, we would then perform a second step to measure the amount of goodwill impairment loss to be recorded. We determine the fair value of our reporting units using a market approach. Our market based valuation method provides estimates of the fair value of our reporting units based on applying a multiple to our estimate of a cash flow metric for each business unit. Our annual goodwill impairment test is conducted as of October 1st of each year.

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

Recently Adopted Accounting Standards

Effective January 1, 2013, we adopted Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  ASU 2012-02 allows entities testing an indefinite-lived intangible asset other than goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the asset.  If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible is more likely than not greater than the carrying amount, no further testing is necessary.  The adoption of this standard did not impact our consolidated financial position, results of operations or cash flows.

Effective January 1, 2013, we adopted ASU 2011-11Balance Sheet Topic 210, Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 requires that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The adoption of this standard did not impact our consolidated financial position, results of operations or cash flows.

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

Commitments and Contingencies

In connection with the acquisition of VECO, the purchase agreement established a holdback contingency of $70.0 million for tax indemnifications and the potential future payment of certain contingencies that may arise after the date of acquisition.  Since the date of acquisition, we have made distributions to the sellers of VECO and paid expenses on their behalf which were deemed distributions of the holdback contingency.  Upon resolution of the remaining outstanding items, we will likely incur costs which will be paid out of the holdback funds with any remaining amount being remitted to the sellers of VECO.  As of March 31, 2013, the outstanding balance payable under the VECO holdback contingency was $22.7 million.

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

Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of March 31, 2013 and December 31, 2012, accruals for potential estimated claim liabilities were $19.2 million and $34.4 million, respectively.

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M HILL Hanford Group (“CH2M HILL Subsidiary”) employees pleaded guilty on felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney’s Office raised the possibility of civil and/or criminal charges for possible violations arising from CH2M HILL’s Subsidiary overtime practices on the project. In September 2012, the government intervened in a False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud.  In March 2013, we entered into a Non-Prosecution Agreement settling the criminal investigation and we obtained dismissal of the False Claims Act case by agreeing to pay $18.5 million.  We continue to comply with the Non-Prosecution Agreement by cooperating with the U.S. Attorney’s Office in its ongoing fraud investigation.  As a result, no criminal charges were brought against us.  The agreement requires us to comply with ongoing requirements for three years.

In connection with the Halcrow acquisition, we assumed a lease obligation for office space which was entered into by a Halcrow subsidiary in 1981 and was previously occupied and used as one of their primary office locations. Subsequently, Halcrow vacated the space and has been subleasing the building to third parties. The lease requires Halcrow to continue to make lease payments until 2080 with rent escalating provisions that can increase with market conditions. In 2012, we obtained a final third party determination of the fair value of this lease obligation and the associated real property in order to complete the purchase price allocation.  As a result, the capital lease and related obligations, as well as the related building asset are included in the consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.  The March 31, 2013 and December 31, 2012 capital lease and related obligations were $61.6 million and $66.1 million, respectively and of those amounts, other long-term liabilities were $61.2 million and $65.5 million and other accrued liabilities were $0.4 million and $0.6 million, respectively.  Additionally, the related building asset was $22.9 million and $25.9 million, as of March 31, 2013 and December 31, 2012, respectively.  We also assumed an operating lease for the associated land on which the building is located with total lease payments due over the remaining term of the lease totaling $34.0 million and $36.8 million as of March 31, 2013 and December 31, 2012, respectively.

Item 3.  Quantitative and  Qualitative  Disclosures about Market Risk

In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

Foreign currency exchange rates.  We operate in many countries around the world and as a result, are exposed to foreign currency exchange rate risk on transactions in numerous countries. We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as, intercompany trade balances among our entities with differing currencies. In order to mitigate this risk, we enter into derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. As of March 31, 2013, the foreign exchange contracts outstanding were insignificant.

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving Credit Facility, purchase of interest bearing short-term investments and holdback contingency balances outstanding related to our acquisition of VECO. As of March 31, 2013 the outstanding balance on the unsecured revolving Credit Facility was $296.1 million and there was approximately $22.7 million outstanding on the VECO holdback contingency. We have assessed the market risk exposure on these financial instruments and determined that any significant changes to the fair value of these instruments would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured Credit Facility and the holdback contingency, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $3.2 million.

Item 4.  Controls and Procedures

We carried out an evaluation as of the last day of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the

Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M HILL Hanford Group (“CH2M HILL Subsidiary”) employees pleaded guilty on felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney’s Office raised the possibility of civil and/or criminal charges for possible violations arising from CH2M HILL’s Subsidiary overtime practices on the project. In September 2012, the government intervened in a False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud.  In March 2013, we entered into a Non-Prosecution Agreement settling the criminal investigation and we obtained dismissal of the False Claims Act case by agreeing to pay $18.5 million.  We continue to comply with the Non-Prosecution Agreement by cooperating with the U.S. Attorney’s Office in its ongoing fraud investigation.  As a result, no criminal charges were brought against us.  The agreement requires us to comply with ongoing requirements for three years.

Item 2.  Unregistered Sales of  Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by our company during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January(a)	1,008	$51.39	—	—
February	—	—	—	—
March(b)	460,704	57.42	—	—
Total	461,712	57.40	—	—

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

CH2M HILL Companies, Ltd.

Date: May 10, 2013	/s/ MICHAEL A. LUCKI
Michael A. Lucki
Senior Vice President and Chief Financial Officer
(principal financial officer)