Form 10-Q
period 2013-06-30
CH2M HILL COMPANIES LTD
filed 2013-08-06
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of July 23, 2013 was 29,456,857.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$293,845	$310,638
Available-for-sale securities	1,816	2,135
Receivables, net—
Client accounts	788,727	794,903
Unbilled revenue	603,979	570,914
Other	22,825	19,606
Income tax receivable	6,473	6,905
Deferred income taxes	80,695	75,556
Prepaid expenses and other current assets	94,984	82,299
Total current assets	1,893,344	1,862,956
Investments in unconsolidated affiliates	94,846	118,008
Property, plant and equipment, net	234,058	212,007
Goodwill	544,425	562,461
Intangible assets, net	109,163	133,657
Deferred income taxes	165,215	155,250
Employee benefit plan assets and other	79,101	70,245
Total assets	$3,120,152	$3,114,584
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,893	$3,497
Accounts payable and accrued subcontractor costs	496,915	568,507
Billings in excess of revenue	385,292	385,985
Accrued payroll and employee related liabilities	319,599	335,457
Other accrued liabilities	198,685	216,907
Total current liabilities	1,404,384	1,510,353
Long-term employee related liabilities	564,635	574,406
Long-term debt	415,866	248,832
Other long-term liabilities	153,672	164,285
Total liabilities	2,538,557	2,497,876
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, Class A $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 29,459,999 and 29,845,190 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	295	298
Retained earnings	716,836	734,033
Accumulated other comprehensive loss	(152,285)	(130,671)
Total CH2M HILL common stockholders’ equity	564,846	603,660
Noncontrolling interests	16,749	13,048
Total equity	581,595	616,708
Total liabilities and stockholders’ equity	$3,120,152	$3,114,584

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross revenue	$1,513,006	$1,540,612	$2,960,755	$2,942,556
Equity in earnings of joint ventures and affiliated companies	10,345	9,582	26,941	18,760
Operating expenses:
Direct cost of services and overhead	(1,204,250)	(1,233,572)	(2,394,355)	(2,343,640)
General and administrative	(270,015)	(270,592)	(530,290)	(562,042)
Operating income	49,086	46,030	63,051	55,634
Other income (expense):
Interest income	531	160	985	430
Interest expense	(3,291)	(1,257)	(6,595)	(2,340)
Income before provision for income taxes	46,326	44,933	57,441	53,724
Provision for income taxes	(15,071)	(16,098)	(16,858)	(19,042)
Net income	31,255	28,835	40,583	34,682
Less: Income attributable to noncontrolling interests	(3,759)	(1,233)	(5,973)	(1,956)
Net income attributable to CH2M HILL	$27,496	$27,602	$34,610	$32,726
Net income attributable to CH2M HILL per common share:
Basic	$0.92	$0.88	$1.16	$1.04
Diluted	$0.91	$0.87	$1.15	$1.03
Weighted average number of common shares:
Basic	29,910,693	31,484,256	29,899,941	31,360,644
Diluted	30,174,375	31,902,049	30,192,116	31,851,270

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$31,255	$28,835	$40,583	$34,682
Other comprehensive income:
Foreign currency translation adjustments	(6,208)	(11,143)	(21,421)	1,265
Unrealized (loss) gain on available-for-sale securities and other, net of tax	(476)	(246)	(193)	114
Other comprehensive (loss) income	(6,684)	(11,389)	(21,614)	1,379
Comprehensive income	24,571	17,446	18,969	36,061
Less: comprehensive income attributable to noncontrolling interests	3,759	1,233	5,973	1,956
Comprehensive income attributable to CH2M HILL	$20,812	$16,213	$12,996	$34,105

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$40,583	$34,682
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	37,407	37,442
Stock-based employee compensation	15,839	32,296
Loss on disposal of property, plant and equipment	1,767	898
Allowance for uncollectible accounts	2,771	919
Deferred income taxes	(15,169)	(16,252)
Undistributed earnings from unconsolidated affiliates	(26,941)	(18,760)
Distributions of income from unconsolidated affiliates	33,321	18,412
Change in assets and liabilities:
Receivables and unbilled revenue	(49,384)	(96,827)
Prepaid expenses and other	(23,938)	(67,548)
Accounts payable and accrued subcontractor costs	(66,147)	9,221
Billings in excess of revenue	9,369	83,061
Accrued payroll and employee related liabilities	(5,334)	12,044
Other accrued liabilities	(26,989)	(5,607)
Current income taxes	(233)	12,607
Long-term employee related liabilities and other	2,339	(20,963)
Net cash (used in) provided by operating activities	(70,739)	15,625
Cash flows from investing activities:
Capital expenditures	(48,719)	(18,918)
Investments in unconsolidated affiliates	(8,911)	(11,794)
Distributions of capital from unconsolidated affiliates	37,785	7,247
Proceeds from sale of operating assets	—	214
Net cash used in investing activities	(19,845)	(23,251)
Cash flows from financing activities:
Borrowings on long-term debt	862,244	673,500
Payments on long-term debt	(694,498)	(591,407)
Purchases and retirements of common stock	(80,969)	(55,715)
Acquisition payments	(2,670)	(7,502)
Excess tax benefits from stock-based compensation	6,090	7,740
Net (distributions to) contributions from noncontrolling interests	(2,272)	449
Net cash provided by financing activities	87,925	27,065
Effect of exchange rates on cash	(14,134)	(989)
(Decrease) increase in cash and cash equivalents	(16,793)	18,450
Cash and cash equivalents, beginning of period	310,638	208,266
Cash and cash equivalents, end of period	$293,845	$226,716
Supplemental disclosures:
Cash paid for interest	$6,532	$2,230
Cash paid for income taxes	$19,714	$17,490

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based off of unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based off of significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. There were no significant transfers between levels during the period ended June 30, 2013.

Available-for-Sale Securities

Available-for-sale securities are carried at fair value, with unrecognized gains and losses reported in accumulated other comprehensive loss, net of taxes. Losses on available-for-sale securities are recognized when a loss is determined to be other than temporary or when realized. The fair value of available-for-sale securities is estimated using Level 1 inputs.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired.  Goodwill acquired in a purchase business combination is not amortized, but instead, is tested for impairment at least annually in accordance with the provisions of the FASB Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other (“ASC 350”), as amended under Accounting Standards Update 2011-08 (“ASU 2011-08”).  In performing the annual impairment test, we evaluate our goodwill at the reporting unit level which we have determined based upon our various lines of business within each of our reporting segments.  Under the guidance of ASC 350, we have the option to assess either quantitative or qualitative factors to determine if it is more likely than not that the fair values of our reporting units are less than their carrying amounts.  If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts, then the next step of the impairment test is unnecessary.  If we conclude otherwise, then we are required to test goodwill for impairment under the two-step process.  The two-step process involves comparing the estimated fair value of each reporting unit to the unit’s carrying value, including goodwill.  If the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, we would then perform a second step to measure the amount of goodwill impairment loss to be recorded.  We determine the fair value of our reporting units using a market approach.  Our market based valuation method provides estimates of the fair value of our reporting unites based on applying a multiple to our estimate of a cash flow metric for each business unit.  Our annual goodwill impairment test is conducted as of October 1st of each year.

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

Stockholders’ Equity

The changes in stockholders’ equity for the six months ended June 30, 2013 are as follows (in thousands):

	Shares	Amount
Stockholders’ equity, December 31, 2012	29,845	$616,708
Net income attributable to CH2M HILL	—	34,610
Shares issued and to be issued in connection with stock-based compensation and employee benefit plans	779	29,159
Shares and share equivalents purchased, retired and cancelled	(1,164)	(80,969)
Other comprehensive income, net of tax	—	(21,614)
Income attributable to noncontrolling interests	—	5,973
Net distributions to noncontrolling interests	—	(2,272)
Stockholders’ equity, June 30, 2013	29,460	$581,595

Employee Benefit and Retirement Plans

Stock Option Plan

We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2013 was $7.21 and $6.98, respectively, compared to $5.66 and $5.86 for the three and six months ended June 30, 2012, respectively.

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

The total compensation cost recognized for stock-based payments for stock options during the three and six months ended June 30, 2013 was $0.9 million and $1.5 million, respectively, compared to $1.6 million and $3.3 million for the three and six months ended June 30, 2012, respectively.

Incentive Plans

The Long Term Incentive Plan (“LTIP”) rewards certain executives and senior leaders for the creation of value in the organization through the achievement of specific long-term (3 year) goals of earnings growth and strategic initiatives. The Compensation Committee of the Board reviews and endorses participation in the LTIP in any program year and a new program is established each year. No compensation expense related to common stock awards was recognized under the LTIP for the three and six months ended June 30, 2013.  Compensation expense of $1.5 million and $2.5 million, respectively, was recognized under the LTIP for the three and six months ended June 30, 2012, respectively.

Restricted Stock Plan

The Restricted Stock Policy and Administration Plan (“Restricted Stock Plan”) provides participants with added incentives to continue in the long-term service of our Company. The awards are made for no consideration and vest over various periods, but are considered outstanding at the time of grant. We recognize compensation costs, net of forfeitures, over the vesting term based on the fair value of the restricted stock at the date of grant. The amount of compensation expense recognized under the Restricted Stock Plan for the three and six months ended June 30, 2013 was $1.4 million and $2.7 million, respectively, compared to $1.8 million and $3.8 million for the three and six months ended June 30, 2012, respectively.

Retirement and Tax-Deferred Savings Plan

The Retirement and Tax-Deferred Savings Plan (“401(k) Plan”) is a retirement plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement. In September 2012, our Board of Directors approved the CH2M HILL Companies, LTD. Amended and Restated 401(k) Plan which became effective January 1, 2013 (“401(k) Plan”).  The 401(k) Plan allows for matching contributions up to 6% of employee’s base compensation, although specific subsidiaries may have different limits on employer matching.  The matching contributions may be made in both cash and/or stock. Employer defined contributions will no longer be made under the 401(k) Plan. Expenses related to matching contributions made in common stock for the 401(k) Plan was $11.4 million for the six months ended June 30, 2013 compared to $12.1 million and $22.7 million for the three and six months ended June 30, 2013 and June 30, 2012, respectively.  No expense was recognized in the three months ended March 31, 2013.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income to amend the reporting of reclassifications out of Accumulated Other Comprehensive Income (“AOCI”) to require an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. An entity shall provide this information together in one location, either on the face of the statement where net income is presented, or as a separate disclosure in the notes to the financial statements. The new disclosure requirements relating to this update are prospective and effective for interim and annual periods beginning after December 15, 2012, with early adoption permitted. We adopted Accounting Standards Update 2013-02 as of January 1, 2013. As this update only required additional disclosures, adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The provisions of the rule require an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for an NOL carryforward, a similar tax loss, or a tax credit carryforward except in circumstances when the carryforward or tax loss is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new financial statement presentation provisions relating to this update are prospective and effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. We are currently assessing the future impact of this update, but we do not anticipate a material impact on our financial condition, results of operations or cash flows.

Effective January 1, 2013, we adopted ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  ASU 2012-02 allows entities testing an indefinite-lived intangible asset other than goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the asset.  If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, no further testing is necessary.  The adoption of this standard did not impact our consolidated financial position, results of operations or cash flows.

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

Certain financial information relating to the three and six months ended June 30, 2013 and 2012 for each segment is provided below (in thousands):

Three Months Ended June 30, 2013	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Gross revenue	$836,897	$676,109	$—	$1,513,006
Equity in earnings of joint ventures and affiliated companies	1,311	9,034	—	10,345
Operating income (loss)	27,805	27,192	(5,911)	49,086

Three Months Ended June 30, 2012	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Gross revenue	$857,635	$682,977	$—	$1,540,612
Equity in earnings of joint ventures and affiliated companies	2,239	7,343	—	9,582
Operating income (loss)	15,137	35,291	(4,398)	46,030

Six Months Ended June 30, 2013	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Gross revenue	$1,659,597	$1,301,158	$—	$2,960,755
Equity in earnings of joint ventures and affiliated companies	6,516	20,425	—	26,941
Operating income (loss)	16,460	56,670	(10,079)	63,051

Six Months Ended June 30, 2012	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Gross revenue	$1,626,796	$1,315,760	$—	$2,942,556
Equity in earnings of joint ventures and affiliated companies	5,116	13,644	—	18,760
Operating income (loss)	31,052	32,882	(8,300)	55,634

Corporate expenses, including costs for centralized management activities, are not allocable to individual operating segments and are included in “Corporate”. These costs primarily include expenses associated with administrative functions such as executive management, tax and general business development efforts.

(3) Earnings Per Share

Basic earnings per share (“EPS”) excludes the dilutive effect of common stock equivalents and is computed by dividing net income attributable to CH2M HILL by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents, which consist primarily of stock options, and is computed using the weighted-average number of common shares and common stock equivalents outstanding during the period.

The following table is a reconciliation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to CH2M HILL	$27,496	$27,602	$34,610	$32,726
Denominator:
Basic weighted average common shares outstanding	29,911	31,484	29,900	31,361
Dilutive effect of common stock equivalents	263	418	292	490
Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	30,174	31,902	30,192	31,851
Basic net income per common share	$0.92	$0.88	$1.16	$1.04
Diluted net income per common share	$0.91	$0.87	$1.15	$1.03

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

We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a variable interest entity (“VIE”). A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities are made. Most of the VIEs with which our company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. As of June 30, 2013, total assets of VIEs that were consolidated were $174.7 million and total liabilities were $124.4 million.

We held investments in unconsolidated affiliates of $94.8 million and $118.0 million at June 30, 2013 and December 31, 2012, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus those entities’ undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

As of June 30, 2013, the total assets of VIEs that were not consolidated were $365.2 million and total liabilities were $305.0 million. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts.

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

(6) Goodwill and Intangible Assets

The following table presents the changes in goodwill:

($ in thousands)	June 30, 2013	December 31, 2012
Balance at beginning of period	$562,461	$545,443
Foreign currency translation	(18,036)	17,018
Balance at end of period	$544,425	$562,461

Intangible assets with finite lives consist of the following:

($ in thousands)	Cost	Accumulated Amortization	Net finite-lived intangible assets
June 30, 2013
Contracted backlog	$78,266	$(67,126)	$11,140
Customer relationships	156,019	(73,992)	82,027
Tradename	24,302	(8,306)	15,996
Total finite-lived intangible assets	$258,587	$(149,424)	$109,163
December 31, 2012
Contracted backlog	$81,014	$(64,850)	$16,164
Customer relationships	160,651	(62,386)	98,265
Tradename	24,862	(5,634)	19,228
Total finite-lived intangible assets	$266,527	$(132,870)	$133,657

All intangible assets are being amortized over their expected lives of between three and seven years. The amortization expense reflected in the consolidated statements of income totaled $8.9 million and $7.9 million for the three months ended June 30, 2013 and 2012, respectively, and $17.6 million and $17.9 million for the six months ended June 30, 2013 and 2012, respectively.  All intangible assets are expected to be fully amortized by the end of 2018.

(7) Property, Plant and Equipment

Property, plant and equipment consists of the following:

($ in thousands)	June 30, 2013	December 31, 2012
Land	$22,334	$23,012
Building and land improvements	113,445	112,062
Furniture and fixtures	25,271	25,963
Computer and office equipment	132,929	110,094
Field equipment	124,856	115,378
Leasehold improvements	88,794	86,306
	507,629	472,815
Less: Accumulated depreciation	(273,571)	(260,808)
Net property, plant and equipment	$234,058	$212,007

Depreciation expense reflected in the consolidated statements of income was $9.8 million and $10.2 million for the three months ended June 30, 2013 and 2012, respectively, and $19.8 million and $19.5 million for the six months ended June 30, 2013 and 2012, respectively.

(8) Fair Value of Financial Instruments

Cash and cash equivalents, receivables, unbilled revenue, accounts payable and accrued subcontractor costs and billings in excess of revenue are carried at cost, which approximates fair value due to their short maturities. Fair value of long-term debt, including the current portion, but excluding the revolving credit facility, is estimated based on Level 3 inputs. Fair value is determined by discounting future cash flows using interest rates available for issues with similar terms and average maturities and considering credit spreads related to the underlying instruments. The carrying value of the revolving credit facility is estimated to approximate fair value as this instrument bears interest at a variable rate and credit spreads have not changed since the execution of agreement.

The estimated fair values of our company’s financial instruments where carrying values do not approximate fair value are as follows:

	June 30, 2013		December 31, 2012
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable	$11,327	$9,711	$12,159	$10,718
Equipment financing	2,863	2,463	4,348	3,716
Stockholder notes payable	540	490	322	303

The fair value of marketable securities classified as available-for-sale, which totaled $1.8 million and $2.1 million at June 30, 2013 and December 31, 2012, respectively, were valued based on Level 1 inputs whereby a readily determinable market value exists for the specific asset.

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. At June 30, 2013, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond five years. At June 30, 2013, derivative assets and liabilities recorded were insignificant.  At December 31, 2012, there were no foreign exchange contracts outstanding.

(9) Employee Benefit Plan Assets

We have investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair market value primarily using Level 2 inputs. As of June 30, 2013 and December 31, 2012, the fair market value of these assets were $75.9 million and $66.3 million, respectively, and are included in employee benefit plan assets and other on the consolidated balance sheets.

(10) Line of Credit and Long Term Debt

On April 19, 2012, we amended and restated our Credit Agreement (“Amended Credit Agreement”) providing for an unsecured revolving Credit Facility (the “Credit Facility”), for the purposes of increasing the size of the Credit Facility to $900.0 million, extending the maturity to April 19, 2017, increasing the capacity of certain sub-facilities as well as improving our borrowing rates. Under the terms of the Amended Credit Agreement we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $200 million.  The revised credit facility has a subfacility for the issuance of standby letters of credit in a face amount up to $500.0 million and a subfacility up to $300.0 million for multicurrency borrowings.

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

The Amended Credit Agreement contains customary representations and warranties and conditions to borrowing, including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of June 30, 2013, we were in compliance with the covenants required by the Amended Credit Agreement. The remaining unused borrowing capacity under the Credit Facility was $343.1 million as of June 30, 2013.

Our nonrecourse and other long-term debt consists of the following:

($ in thousands)	June 30, 2013	December 31, 2012
Nonrecourse:
Mortgage note payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$9,823	$10,374
Mortgage note payable in monthly installments to December 2015, secured by real estate. The note bears interest at 6.59%	1,504	1,785
	11,327	12,159
Other:
Revolving credit facility	404,200	235,500
Equipment financing due in monthly installments to December 2015, secured by equipment. These notes bear interest ranging from 4.00% to 8.00%	2,863	4,348
Other notes payable	1,369	322
Total debt	419,759	252,329
Less: current portion of debt	3,893	3,497
Total long-term portion of debt	$415,866	$248,832

(11)  Income Taxes

The effective tax rate for the three months ended June 30, 2013 was 35.4% compared to 36.8% for the same period in the prior year. The effective tax rate for 2013 is slightly lower in comparison to the effective tax rate in 2012 primarily due to a higher impact of discrete items in the prior year quarter.  Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

Undistributed earnings of our foreign subsidiaries amounted to approximately $189.8 million at June 30, 2013.  These earnings are considered to be permanently reinvested.  Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made.  If these earnings were repatriated as of June 30, 2013, approximately $49.4 million of income tax expense would be incurred.  Cash held in international accounts at June 30, 2013 and December 31, 2012 was $242.3 million and $260.0 million, respectively.

As of June 30, 2013 and December 31, 2012, we had $30.6 million and $30.2 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the amounts discussed above are approximately $6.0 million and $5.4 million of accrued interest and penalties related to uncertain tax positions, as of June 30, 2013 and December 31, 2012, respectively.

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

Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of June 30, 2013 and December 31, 2012, accruals for potential estimated claim liabilities were $14.0 million and $34.4 million, respectively.

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M HILL Hanford Group (“CH2M HILL Subsidiary”) employees pleaded guilty on felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney’s Office raised the possibility of civil and/or criminal charges for possible violations arising from CH2M HILL’s Subsidiary overtime practices on the project. In September 2012, the government intervened in a False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud.  In March 2013, we entered into a Non-Prosecution Agreement (“NPA”) concluding the criminal investigation so long as we comply with the terms of the NPA and pursuant to a separate agreement, we obtained dismissal of the False Claims Act case.  We paid $18.5 million in total under both agreements.  As a result, no criminal charges were brought against CH2M HILL Subsidiary or any CH2M HILL entities.  We continue to comply with the NPA by cooperating with the U.S. Attorney’s Office in its ongoing fraud investigation.  The NPA requires us to comply with ongoing requirements for three years after the effective date.  At June 30, 2013, we are in compliance with the provisions of the NPA.

In connection with the Halcrow acquisition, we assumed a lease obligation for office space which was entered into by a Halcrow subsidiary in 1981 and was previously occupied and used as one of their primary office locations. Subsequently, Halcrow vacated the space and has been subleasing the building to third parties. The lease requires Halcrow to continue to make lease payments until 2080 with rent escalating provisions that can increase with market conditions. In 2012, we obtained a final third party determination of the fair value of this lease obligation and the associated real property in order to complete the purchase price allocation.  As a result, the capital lease and related obligations, as well as the related building asset are included in the consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively.  The June 30, 2013 and December 31, 2012 capital lease and related obligations were $62.1 million and $66.1 million, respectively and are included primarily in other long-term liabilities in the consolidated balance sheets. We also assumed an operating lease for the associated land on which the building is located with total lease payments due over the remaining term of the lease totaling $34.0 million and $36.8 million as of June 30, 2013 and December 31, 2012, respectively.

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

Our actual results could differ materially from these forward looking statements due to numerous factors including, without limitation, the following:

•                  the continuance of, and funding for certain governmental regulation and enforcement programs which create demand for our services;

•                  our ability to attract and perform large, longer-term projects;

•                  our ability to insure against or otherwise cover the liability risks inherent in our business including environmental liabilities and professional engineering liabilities;

•                  our ability to manage the risks inherent in the government contracting business and the delivery of lump sum projects;

•                  our ability to manage the costs associated with our fixed price contracts;

•                  our ability to manage the risks inherent in international operations, including operations in war and conflict zones, our ability to identify and successfully integrate acquisitions;

•                  our ability to attract and retain professional personnel;

•                  changes in global business, economic, political and social conditions;

•                  intense competition in the global engineering, procurement and construction industry;

•                  civil unrest, security issues and other unforeseeable events in countries in which we do business;

•                  our failure to receive anticipated new contract awards;

•                  difficulties or delays incurred in the execution of contracts;

•                  the effects, if any, of the U.S. government sequestration;

•                  and other risks and uncertainties set forth under Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2012, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC.

Consequently, forward looking statements should not be regarded as representation or warranties by the Company that such matters will be realized.

Business Summary

We are a large employee-controlled professional engineering services firm providing engineering, construction, design, design-build, procurement, construction, operations and maintenance, engineering-procurement-construction (“EPC”), program management and technical services around the world. Founded in 1946, we have approximately 28,000 employees worldwide.

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

Results of Operations for the Three months ended June 30, 2013 and 2012

	2013			2012			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Energy, Water and Facilities	$836.9	$1.3	$27.8	$857.6	$2.2	$15.1	$(20.7)	2.4%	$(0.9)	$12.7	84.1%
Government, Environment and Infrastructure	676.1	9.0	27.2	683.0	7.4	35.3	(6.9)	(1.0)%	1.6	(8.1)	22.9%
Corporate	—	—	(5.9)	—	—	(4.4)	—	—	—	(1.5)	(34.1)%
Total	$1,513.0	$10.3	$49.1	$1,540.6	$9.6	$46.0	$(27.6)	1.8%	$0.7	$3.1	6.7%

Energy, Water and Facilities

Revenue from our EWF segment decreased for the three months ended June 30, 2013, by $20.7 million, or 2.4%, compared to the same period in the prior year.  The decrease in the current quarter revenue is due to reduced revenue on three engineering-procurement-construction (EPC) power projects that reached their highest levels of field construction in early 2013.  This decrease was offset by industrial business revenue, which increased on a large international design-build project in Singapore for a commercial customer.  Additionally, revenue from an EPC water project in the western United States also helped offset the declines in revenues of the three power projects.

Operating income from our EWF segment increased for the three months ended June 30, 2013, by $12.7 million, or 84.1% compared to the same period in the prior year.  Higher margins on engineering and program management services as well as volume increases on energy EPC projects contributed the majority of the improvement in operating income.  We also realized additional margin as we completed a large design project in the western U.S. for an advanced technology client.  These margin improvements were offset by a decrease in the operating income in our water business due to lower consulting service margins in the U.S.  Also, additional cost overruns were recorded on an energy and chemicals construction project in Alaska.

Government, Environment and Infrastructure

Revenue from our GEI segment decreased $6.9 million or 1.0%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.  This decline in revenue was primarily the result of lower nuclear project volume as a result of a decrease in funding levels for large U.S. Department of Energy projects.  Improvement in the revenue of infrastructure, transportation and major international programs significantly offset the decline in nuclear project revenue.  We experienced increased volumes in infrastructure and transportation projects in North America and the Middle East.  We continue to benefit from the Halcrow acquisition, seeing growth in transportation-related consulting services.

The Budget Control Act of 2011 required immediate reductions in U.S. Government agency funding and imposed a process, known as sequestration, among other actions.  Sequestration required the U.S. Federal Government to implement $1.2 trillion in automatic spending cuts for U.S. Government agencies starting in 2013 and effective through fiscal year 2021.  Although sequestration took effect as of March 1, 2013, the full impacts of sequestration on the U.S. Government contracting industry are still being determined and will likely materialize over a number of years.  Already several of our U.S. Federal Government agency customers have responded to the effects of sequestration by delaying or cancelling projects or reducing the scope of projects underway, in the pipeline, or in the proposal phase.  These responses have affected the operating results of our GEI segment including our nuclear, government facilities, infrastructure and environmental services businesses.  In the future, it is anticipated the agencies of the US Federal Government may be required to modify, delay or terminate additional contracts and substantially reduce awards of new work to companies like CH2M HILL, which will likely impact our ability to earn revenue on projects already awarded, win new work from U.S. Government customers and may have an adverse impact on our financial condition.

Operating income decreased for the three months ended June 30, 2013, by $8.1 million, or 22.9%, compared to the same period a year ago.  The majority of the decrease in operating income is due to increased costs related to two large proposals being pursued in the United Kingdom.  The remaining decrease in operating income was related to the decline in U.S. Department of Energy nuclear related projects.

Corporate

The Corporate segment includes expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, tax and general business development efforts.  Corporate expenses for the three months ended June 30, 2013 were $5.9 million compared to $4.4 million in the first three months of 2012.  The increase in corporate costs for 2013 is primarily due to an increase in legal costs associated with various matters.

Results of Operations for the Six months ended June 30, 2013 and 2012

	2013			2012			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Energy, Water and Facilities	$1,659.6	$6.5	$16.5	$1,626.8	$5.1	$31.0	$32.8	2.0%	$1.4	$(14.5)	(46.8)%
Government, Environment and Infrastructure	1,301.2	20.4	56.7	1,315.8	13.7	32.9	(14.6)	(1.1)%	6.7	23.8	72.3%
Corporate	—	—	(10.1)	—	—	(8.3)	—	—	—	(1.8)	(21.7)%
Total	$2,960.8	$26.9	$63.1	$2,942.6	$18.8	$55.6	$18.2	6.2%	$8.1	$7.5	13.5%

Energy, Water and Facilities

Revenue from our EWF segment increased for the six months ended June 30, 2013, by $32.8 million, or 2.0%, compared to the same period in the prior year.  The majority of the increase in revenue is attributable to three EPC power projects in the United States awarded in 2011.  The volume of work on these projects reached their highest levels of field construction in the first quarter of 2013 and contributed a significant amount of revenue growth to our EWF segment in the first quarter of 2013.  Additionally, we experienced an increase in revenue attributable to a large international design-build project in Singapore for a commercial customer.

Operating income from our EWF segment decreased for the six months ended June 30, 2013, by $14.5 million, or 46.8%, compared to the same period in the prior year.  This decrease primarily relates to a significant additional project loss on a fixed-price contract to design and construct significant improvements to an existing power generation facility in northern California.  This loss resulted from continued performance issues that caused labor and material cost overruns.  Although the project is close to completion, we could incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated costs or if our plans to meet our revised schedule are not achieved.  We also recorded additional project losses on two energy and chemical projects in North America as a result of cost overruns.  The decrease in operating income from these project losses was partially offset by improved margins on two domestic and one Australian power projects and an advanced technology project completed in the first half of 2013.

Government, Environment and Infrastructure

Revenue from our GEI segment decreased for the six months ended June 30, 2013, by $14.6 million, or 1.1%, compared to the first six months of 2012.  This decline in revenue was the result of lower volumes on nuclear projects as a result of a decrease in funding levels for large U.S. Department of Energy projects, primarily as a result of the Budget Control Act of 2011 discussed above.  These decreases in revenue were substantially offset by improved results in our infrastructure and transportation businesses.  Consulting services related to Hurricane Sandy emergency response work helped drive top-line revenue growth in infrastructure.  Additionally, we continue to experience growth in global consulting transportation services which is attributable to increased global reach from the Halcrow acquisition.

Operating income increased for the six months ended June 30, 2013 compared to the first six months of 2012 by $23.8 million, or 72.3%.  This increase is primarily related to improved infrastructure margins on various U.S. military base facility projects along with consulting services related to Hurricane Sandy emergency response work in the first half of 2013, compared to the first half of 2012.  Additionally, we experienced higher margins in the current six month period on major international programs and transportation projects as we expanded service offerings to Halcrow customers in 2013.

Corporate

The Corporate segment includes expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, tax and general business development efforts.  Corporate expenses for the six months ended June 30, 2013 were $10.1 million compared to $8.3 million in the first half of 2012.  The increase in corporate costs for 2013 is primarily due to an increase in legal costs associated with various matters.

Income Taxes

The effective tax rate for the three months ended June 30, 2013 was 35.4% compared to 36.8% for the same period in the prior year. The effective tax rate for 2013 is slightly lower in comparison to the effective tax rate in 2012 primarily due to a higher impact of discrete items in the prior quarter.  Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

Undistributed earnings of our foreign subsidiaries amounted to approximately $189.8 million at June 30, 2013.  These earnings are considered to be permanently reinvested.  Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made.  If these earnings were repatriated as of June 30, 2013, approximately $49.4 million of income tax expense would be incurred.  Cash held in international accounts at June 30, 2013 and December 31, 2012 was $242.3 million and $260.0 million, respectively.

As of June 30, 2013 and December 31, 2012, we had $30.6 million and $30.2 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the amounts discussed above are approximately $6.0 million and $5.4 million of accrued interest and penalties related to uncertain tax positions, as of June 30, 2013 and December 31, 2012, respectively.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, borrowings under our revolving line of credit and other financing arrangements. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and purchases of stock presented on our internal market.  As is common within our industry, we partner with other EPC firms on specific projects to leverage the skills of the respective partners and decrease our risk of loss.  Often projects of this nature require significant cash contributions and the ventures created under these partnerships may retain cash earned while the project is being completed.  As of June 30, 2013 and December 31, 2012 approximately $50.0 million and $39.4 million of our cash was held in bank accounts controlled by these partnerships.  Additionally, we form entities to do business in countries around the world.  In order to fund the working capital requirements of these businesses, we held cash in numerous international accounts at June 30, 2013 and December 31, 2012 of $242.3 million and $260.0 million, respectively.

During the six months ended June 30, 2013, cash used in operations was $70.7 million compared to $15.6 million of cash provided by operations in the same period last year. The decrease in operating cash flow during the current period was primarily attributable to an increase of approximately $150.0 million in our working capital, excluding cash.  The majority of the increase in working capital was the result of a significant reduction in our accounts payable and accrued subcontractor costs and other accrued liabilities of $66.1 million and $27.0 million, respectively.  Additionally, our unbilled revenue accruals and our client accounts receivable increased by approximately $49.4 million in the current year.  While these changes to our working capital provide a strong base for positive cash flow from operations in the second half of 2013, the cash required to fund the increase in working capital required us to increase our borrowings on our line of credit facility.  The increase in working capital was partially offset by an increase in net income generated from operations for the current year period of $40.6 million, compared to $34.7 million in the prior year period.

We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at June 30, 2013, we have deemed the allowance for doubtful accounts to be adequate; however, economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments.

Cash used in investing activities was $19.8 million in the six months ended June 30, 2013 compared to $23.3 million for the same period in 2012. The majority of cash used in our investing activities for the period ended June 30, 2013 relates to capital expenditures of $48.7 million compared to $18.9 million spent on capital expenditures in the six months ended June 30, 2012.  Capital expenditures in the six months ended June 30, 2013 primarily related to upgrades of our accounting and reporting software, equipment to support projects on the North Slope of Alaska and improvements to our corporate offices in Colorado.  Cash spent on capital improvements for the six months ended June 30, 2013 was offset by $37.8 million of capital distributions from our unconsolidated joint ventures, including a distribution of $26.0 million from a major nuclear joint venture project.  Investments in our joint ventures in the half year ended June 30, 2013 were comparable to investments made in the prior year comparable period.

Cash provided by financing activities was $87.9 million in the six months ended June 30, 2013 compared to cash provided by financing activities of $27.1 for the same period in 2012.  Net borrowings on long-term debt, primarily from our credit facility, totaling $167.7 million in the current six month period was $85.7 million greater than the same period a year ago and was the major contributor to the increase in financing cash flows.  Purchases of stock on our internal market totaled $81.0 million during the six months ended June 30, 2013, which was a $25.3 million increase, compared to the same period in the prior year and represented the most significant use of financing cash flows in the current year.

On April 19, 2012, we amended and restated our Credit Agreement (“Amended Credit Agreement”) providing for an unsecured revolving Credit Facility (the “Credit Facility”), for the purposes of increasing the size of the Credit Facility to $900.0 million, extending the maturity to April 19, 2017, increasing the capacity of certain sub-facilities as well as improving our borrowing rates. Under the terms of the Amended Credit Agreement we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $200 million.  The revised credit facility has a subfacility for the issuance of standby letters of credit in a face amount up to $500.0 million and a subfacility up to $300.0 million for multicurrency borrowings.

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

The Amended Credit Agreement contains customary representations and warranties and conditions to borrowing, including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of June 30, 2013, we were in compliance with the covenants required by the Amended Credit Agreement.

At June 30, 2013, $404.2 million in borrowings were outstanding on the Credit Facility. The average rate of interest charged on that balance was 1.79% as of June 30, 2013. At June 30, 2013, company-wide issued and outstanding letters of credit, and bank guarantee facilities of $208.7 million were outstanding, compared to $202.5 million at December 31, 2012.  The remaining unused borrowing capacity as of June 30, 2013 was $343.1 million.  There can be no assurance that the capacity under this facility will be adequate to fund future operations or acquisitions we may pursue from time to time.

Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash, we may either choose to finance new opportunities using borrowings under our Credit Facility, or other debt. In some instances we may use a combination of one or more of these financing mechanisms. As of June 30, 2013, we had other outstanding debt obligations of approximately $15.6 million. These obligations primarily relate to the issuance of notes payable and mortgages related to property, plant and equipment.

Off-Balance Sheet Arrangements

We have interests in multiple joint ventures, some of which are considered variable interest entities. These entities facilitate the completion of contracts that are jointly owned with our joint venture partners. These joint ventures are formed to leverage the skills of the respective partners and include consulting, construction, design, project management and operations and maintenance contracts. Our risk of loss on joint ventures is similar to what the risk of loss would be if the project was self-performed, other than the fact that the risk is shared with our partners.  See further discussion in Note 4 of the Notes to the Consolidated Financial Statements included under Part 1 — Item 1 of this report.

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the six months ended June 30, 2013, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Critical Accounting Policies and Estimates

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

The accounting policies we believe are most critical to the understanding of our financial condition and results of operations and require complex management judgment are included in Note 1 of the Notes to the Consolidated Financial Statements included under Part 1 — Item 1 of this report.  There were no material changes to these critical accounting policies during the six months ended June 30, 2013.

Recent Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements included under Part 1 — Item 1 of this report.

Commitments and Contingencies

See Note 12 of the Notes to the Consolidated Financial Statements included under Part 1 — Item 1 of this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

Foreign currency exchange rates.  We operate in many countries around the world and as a result, are exposed to foreign currency exchange rate risk on transactions in numerous countries. We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as, intercompany trade balances among our entities with differing currencies. In order to mitigate this risk, we enter into derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. As of June 30, 2013, the foreign exchange contracts outstanding were insignificant.

Interest rates.  Our interest rate exposure is primarily limited to our unsecured revolving Credit Facility. As of June 30, 2013 the outstanding balance on the unsecured revolving Credit Facility was $404.2 million. We have assessed the market risk exposure on this financial instrument and determined that any significant change to the fair value of this instrument would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured Credit

Facility, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $4.0 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M HILL Hanford Group (“CH2M HILL Subsidiary”) employees pleaded guilty on felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney’s Office raised the possibility of civil and/or criminal charges for possible violations arising from CH2M HILL’s Subsidiary overtime practices on the project. In September 2012, the government intervened in a False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud.  In March 2013, we entered into a Non-Prosecution Agreement (“NPA”) concluding the criminal investigation so long as we comply with the terms of the NPA and pursuant to a separate agreement, we obtained dismissal of the False Claims Act case.  We paid $18.5 million in total under both agreements.  As a result, no criminal charges were brought against CH2M HILL Subsidiary or any CH2M HILL entities.  We continue to comply with the NPA by cooperating with the U.S. Attorney’s Office in its ongoing fraud investigation.  The NPA requires us to comply with ongoing requirements for three years after the effective date.  At June 30, 2013, we are in compliance with the provisions of the NPA.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by our company during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April (a)	2,233	$54.86	—	—
May	—	—	—	—
June (b)	724,342	58.40	—	—
Total	726,575	58.39	—	—

(a)                                 Shares purchased by CH2M HILL from terminated employees.

(b)                                 Shares purchased by CH2M HILL in the Internal Market.

Item 6.  EXHIBITS

Exhibit Index

*3.1	Certification of Amendment of Certificate of Incorporation of CH2M HILL Companies, Ltd.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

CH2M HILL Companies, Ltd.

Date: August 5, 2013	/s/ MICHAEL A. LUCKI
Michael A. Lucki
Senior Vice President and Chief Financial Officer
(principal financial officer)