Form 10-Q
period 2013-09-30
CH2M HILL COMPANIES LTD
filed 2013-11-07
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of October 29, 2013 was 29,310,962.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD.

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$345,109	$310,638
Available-for-sale securities	1,604	2,135
Receivables, net—
Client accounts	741,288	794,903
Unbilled revenue	610,949	570,914
Other	18,989	19,606
Income tax receivable	30,928	6,905
Deferred income taxes	35,573	75,556
Prepaid expenses and other current assets	88,547	82,299
Total current assets	1,872,987	1,862,956
Investments in unconsolidated affiliates	104,064	118,008
Property, plant and equipment, net	225,732	212,007
Goodwill	564,590	562,461
Intangible assets, net	104,114	133,657
Deferred income taxes	175,910	155,250
Employee benefit plan assets and other	77,364	70,245
Total assets	$3,124,761	$3,114,584
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,999	$3,497
Accounts payable and accrued subcontractor costs	487,848	568,507
Billings in excess of revenue	367,294	385,985
Accrued payroll and employee related liabilities	352,790	335,457
Other accrued liabilities	191,225	216,907
Total current liabilities	1,403,156	1,510,353
Long-term employee related liabilities	583,151	574,406
Long-term debt	429,340	248,832
Other long-term liabilities	96,663	164,285
Total liabilities	2,512,310	2,497,876
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, Class A $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 29,118,394 and 29,845,190 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	291	298
Retained earnings	735,224	734,033
Accumulated other comprehensive loss	(139,058)	(130,671)
Total CH2M HILL common stockholders’ equity	596,457	603,660
Noncontrolling interests	15,994	13,048
Total equity	612,451	616,708
Total liabilities and stockholders’ equity	$3,124,761	$3,114,584

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross revenue	$1,472,603	$1,603,456	$4,433,358	$4,546,012
Equity in earnings of joint ventures and affiliated companies	15,729	25,257	42,670	44,017
Operating expenses:
Direct cost of services and overhead	(1,168,896)	(1,308,010)	(3,563,251)	(3,651,650)
General and administrative	(262,585)	(272,881)	(792,875)	(834,923)
Operating income	56,851	47,822	119,902	103,456
Other income (expense):
Interest income	313	133	1,298	563
Interest expense	(3,140)	(3,855)	(9,735)	(6,195)
Income before provision for income taxes	54,024	44,100	111,465	97,824
Provision for income taxes	(17,630)	(14,366)	(34,488)	(33,408)
Net income	36,394	29,734	76,977	64,416
Less: Income attributable to noncontrolling interests	(2,701)	(121)	(8,674)	(2,077)
Net income attributable to CH2M HILL	$33,693	$29,613	$68,303	$62,339
Net income attributable to CH2M HILL per common share:
Basic	$1.14	$0.95	$2.30	$1.99
Diluted	$1.13	$0.94	$2.28	$1.97
Weighted average number of common shares:
Basic	29,450,729	31,131,918	29,705,088	31,284,402
Diluted	29,704,466	31,459,051	29,985,058	31,717,516

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$36,394	$29,734	$76,977	$64,416
Other comprehensive income:
Foreign currency translation adjustments	13,355	19,905	(8,066)	21,170
Unrealized (loss) gain on available-for-sale securities and other, net of tax	(128)	(55)	(321)	59
Other comprehensive income (loss)	13,227	19,850	(8,387)	21,229
Comprehensive income	49,621	49,584	68,590	85,645
Less: comprehensive income attributable to noncontrolling interests	2,701	121	8,674	2,077
Comprehensive income attributable to CH2M HILL	$46,920	$49,463	$59,916	$83,568

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$76,977	$64,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,537	59,627
Stock-based employee compensation	34,455	49,145
(Gain)/loss on disposal of property, plant and equipment	(3,072)	783
Gain on transfer of lease obligation	(15,468)	—
Allowance for uncollectible accounts	2,593	4,215
Deferred income taxes	19,798	(32,752)
Undistributed earnings from unconsolidated affiliates	(42,670)	(44,017)
Distributions of income from unconsolidated affiliates	38,004	40,841
Change in assets and liabilities:
Receivables and unbilled revenue	4,179	(176,051)
Prepaid expenses and other	(12,445)	(59,807)
Accounts payable and accrued subcontractor costs	(77,664)	90,115
Billings in excess of revenue	(10,114)	42,857
Accrued payroll and employee related liabilities	19,060	47,893
Other accrued liabilities	(32,895)	4,580
Current income taxes	(24,563)	37,184
Long-term employee related liabilities and other	12,207	(34,731)
Net cash provided by operating activities	43,919	94,298
Cash flows from investing activities:
Capital expenditures	(72,186)	(36,435)
Investments in unconsolidated affiliates	(23,200)	(16,848)
Distributions of capital from unconsolidated affiliates	51,755	11,226
Proceeds from sale of operating assets	4,814	641
Net cash used in investing activities	(38,817)	(41,416)
Cash flows from financing activities:
Borrowings on long-term debt	1,269,379	1,027,400
Payments on long-term debt	(1,088,170)	(932,336)
Purchases and retirements of common stock	(109,059)	(101,522)
Payment on transfer of lease obligation	(27,033)	—
Acquisition payments	(2,670)	(8,975)
Excess tax benefits from stock-based compensation	7,487	9,806
Net distributions to noncontrolling interests	(5,728)	(201)
Net cash provided by (used in) financing activities	44,206	(5,828)
Effect of exchange rates on cash	(14,837)	11,633
Increase in cash and cash equivalents	34,471	58,687
Cash and cash equivalents, beginning of period	310,638	208,266
Cash and cash equivalents, end of period	$345,109	$266,953
Supplemental disclosures:
Cash paid for interest	$9,514	$5,985
Cash paid for income taxes	$24,923	$16,161

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

During the nine months ended September 30, 2013, we recorded significant additional losses on a fixed-price contract to design and construct significant improvements to an existing power generation facility.  These losses resulted from multiple sources that caused labor and material cost overruns.

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

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based off of unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based off of significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. There were no significant transfers between levels during the period ended September 30, 2013.

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

Stockholders’ Equity

The changes in stockholders’ equity for the nine months ended September 30, 2013 are as follows (in thousands):

	Shares	Amount
Stockholders’ equity, December 31, 2012	29,845	$616,708
Net income attributable to CH2M HILL	—	68,303
Shares issued and to be issued in connection with stock-based compensation and employee benefit plans	888	41,940
Shares and share equivalents purchased, retired and cancelled	(1,615)	(109,059)
Other comprehensive income, net of tax	—	(8,387)
Income attributable to noncontrolling interests	—	8,674
Net distributions to noncontrolling interests	—	(5,728)
Stockholders’ equity, September 30, 2013	29,118	$612,451

Employee Benefit and Retirement Plans

Stock Option Plan

We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2013 was $7.09 and $6.98, respectively, compared to $5.36 and $5.85 for the three and nine months ended September 30, 2012, respectively.

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

The total compensation cost recognized for stock-based payments for stock options during the three and nine months ended September 30, 2013 was $1.0 million and $2.6 million, respectively, compared to $1.6 million and $4.9 million for the three and nine months ended September 30, 2012, respectively.

Incentive Plans

The Long Term Incentive Plan (“LTIP”) rewards certain executives and senior leaders for the creation of value in the organization through the achievement of specific long-term (3 year) goals of earnings growth and strategic initiatives. The Compensation Committee of the Board reviews and endorses participation in the LTIP in any program year and a new program is established each year. Compensation expense related to common stock awards of $2.2 million and $1.8 million was recognized under the LTIP for the three and nine months ended September 30, 2013, respectively.  Compensation expense related to common stock awards of $3.2 million and $5.7 million was recognized under the LTIP for the three and nine months ended September 30, 2012, respectively.

Restricted Stock Plan

The Restricted Stock Policy and Administration Plan (“Restricted Stock Plan”) provides participants with added incentives to continue in the long-term service of our Company. The awards are made for no consideration and vest over various periods, but are considered outstanding at the time of grant. We recognize compensation costs, net of forfeitures, over the vesting term based on the fair value of the restricted stock at the date of grant. The amount of compensation expense recognized under the Restricted Stock Plan for the three and nine months ended September 30, 2013 was $1.1 million and $3.8 million, respectively, compared to $1.1 million and $4.9 million for the three and nine months ended September 30, 2012, respectively.

Retirement and Tax-Deferred Savings Plan

The Retirement and Tax-Deferred Savings Plan (“401(k) Plan”) is a retirement plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement. In September 2012, our Board of Directors approved the CH2M HILL Companies, LTD. Amended and Restated 401(k) Plan which became effective January 1, 2013 (“401(k) Plan”).  The 401(k) Plan allows for matching contributions up to 6% of employee’s base compensation, although specific subsidiaries may have different limits on employer matching.  The matching contributions may be made in both cash and/or stock. Employer defined contributions will no longer be made under the 401(k) Plan. Expenses related to matching contributions made in common stock for the 401(k) Plan were $13.7 million and $25.1 million for the three and nine months ended September 30, 2013, respectively compared to $12.8 million and $35.5 million for the three and nine months ended September 30, 2012, respectively.

Recent Accounting Pronouncements

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The provisions of the rule require an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except in circumstances when the carryforward or tax loss is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new financial statement presentation provisions relating to this update are prospective and effective for interim and annual periods beginning with the Company’s December 31, 2013 financial statements. We do not expect the implementation of ASU 2013-11 to have a material impact on our financial condition, results of operations or cash flows.

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

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, to clarify the applicable guidance for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or business within a foreign entity.  The amendments in this ASU are effective prospectively for fiscal years, and interim periods within those years, beginning with the Company’s December 31, 2013 financial statements.  We do not expect the adoption of the amendments in this ASU to have a significant impact on our consolidated financial statements.

(2) Segment Information

We organize our reporting structure under which our chief operating decision-maker regularly reviews operating results and makes strategic operating decisions with regard to assessing performance and allocating resources into two segments — the Energy, Water and Facilities (“EWF”) segment and the Government, Environment and Infrastructure (“GEI”) segment.

Certain financial information relating to the three and nine months ended September 30, 2013 and 2012 for each segment is provided below (in thousands):

Three Months Ended September 30, 2013	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Gross revenue	$778,000	$694,603	$—	$1,472,603
Equity in earnings of joint ventures and affiliated companies	1,771	13,958	—	15,729
Operating income (loss)	28,796	32,455	(4,400)	56,851

Three Months Ended September 30, 2012	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Gross revenue	$935,918	$667,538	$—	$1,603,456
Equity in earnings of joint ventures and affiliated companies	9,832	15,425	—	25,257
Operating income (loss)	16,927	38,230	(7,335)	47,822

Nine Months Ended September 30, 2013	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Gross revenue	$2,437,597	$1,995,761	$—	$4,433,358
Equity in earnings of joint ventures and affiliated companies	8,287	34,383	—	42,670
Operating income (loss)	45,256	89,125	(14,479)	119,902

Nine Months Ended September 30, 2012	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Gross revenue	$2,562,714	$1,983,298	$—	$4,546,012
Equity in earnings of joint ventures and affiliated companies	14,950	29,067	—	44,017
Operating income (loss)	47,979	71,112	(15,635)	103,456

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

The following table is a reconciliation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to CH2M HILL	$33,693	$29,613	$68,303	$62,339
Denominator:
Basic weighted average common shares outstanding	29,451	31,132	29,705	31,284
Dilutive effect of common stock equivalents	253	327	280	433
Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	29,704	31,459	29,985	31,717
Basic net income per common share	$1.14	$0.95	$2.30	$1.99
Diluted net income per common share	$1.13	$0.94	$2.28	$1.97

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

We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a variable interest entity (“VIE”). A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities are made. Most of the VIEs with which our company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. As of September 30, 2013, total assets of VIEs that were consolidated were $171.6 million and total liabilities were $121.8 million.

We held investments in unconsolidated affiliates of $104.1 million and $118.0 million at September 30, 2013 and December 31, 2012, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus our portion of the entities’ undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

As of September 30, 2013, the total assets of VIEs that were not consolidated were $344.8 million and total liabilities were $281.9 million. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts.

(5) Acquisitions

On November 10, 2011, we purchased all the share capital of Halcrow Holdings Limited (“Halcrow”) for approximately £124.0 million ($197.3 million). Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure and buildings. Halcrow’s employees provide services to clients in the United Kingdom, Middle East, Canada, the United States, China, India, Australia, South America, and Europe. Halcrow’s clients continue to include public and private-sector organizations around the world, including local, regional and national governments, asset owners, international funding agencies, regulators, financial institutions, contractors, developers and operators. The purchase price was paid to the selling stockholders of Halcrow in the form of $41.7 million of cash, $18.8 million of common stock of CH2M HILL, based on the stock price on the closing date, and $136.8 million of notes payable which were paid in full in December 2011.  The results of operations for Halcrow have been included in the consolidated financial statements since the acquisition and are reported in the EWF and GEI operating segments, accordingly.

(6) Goodwill and Intangible Assets

The following table presents the changes in goodwill:

($ in thousands)	September 30, 2013	December 31, 2012
Balance at beginning of period	$562,461	$545,443
Foreign currency translation	2,129	17,018
Balance at end of period	$564,590	$562,461

Intangible assets with finite lives consist of the following:

($ in thousands)	Cost	Accumulated Amortization	Net finite-lived intangible assets
September 30, 2013
Contracted backlog	$79,175	$(68,796)	$10,379
Customer relationships	160,477	(81,461)	79,016
Tradename	24,500	(9,781)	14,719
Total finite-lived intangible assets	$264,152	$(160,038)	$104,114
December 31, 2012
Contracted backlog	$81,014	$(64,850)	$16,164
Customer relationships	160,651	(62,386)	98,265
Tradename	24,862	(5,634)	19,228
Total finite-lived intangible assets	$266,527	$(132,870)	$133,657

All intangible assets are being amortized over their expected lives of between three and seven years. The amortization expense reflected in the consolidated statements of income totaled $8.8 million and $11.1 million for the three months ended September 30, 2013 and 2012, respectively, and $26.4 million and $29.0 million for the nine months ended September 30, 2013 and 2012, respectively.  All intangible assets are expected to be fully amortized by the end of 2018.

(7) Property, Plant and Equipment

Property, plant and equipment consists of the following:

($ in thousands)	September 30, 2013	December 31, 2012
Land	$22,509	$23,012
Building and land improvements	92,450	112,062
Furniture and fixtures	24,921	25,963
Computer and office equipment	142,237	110,094
Field equipment	115,868	115,378
Leasehold improvements	89,548	86,306
	487,533	472,815
Less: Accumulated depreciation	(261,801)	(260,808)
Net property, plant and equipment	$225,732	$212,007

Depreciation expense reflected in the consolidated statements of income was $9.3 million and $11.1 million for the three months ended September 30, 2013 and 2012, respectively, and $29.1 million and $30.6 million for the nine months ended September 30, 2013 and 2012, respectively.

(8) Fair Value of Financial Instruments

Cash and cash equivalents, receivables, unbilled revenue, accounts payable and accrued subcontractor costs and billings in excess of revenue are carried at cost, which approximates fair value due to their short maturities. Fair value of long-term debt, including the current portion, but excluding the revolving credit facility, is estimated based on Level 3 inputs. Fair value is determined by discounting future cash flows using interest rates available for issues with similar terms and average maturities and considering credit spreads related to the underlying instruments. The carrying value of the revolving credit facility is estimated to approximate fair value as this instrument bears interest at a variable rate and credit spreads have not changed significantly since the execution of agreement.

The estimated fair values of our company’s financial instruments where carrying values do not approximate fair value are as follows:

	September 30, 2013		December 31, 2012
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable	$10,902	$9,283	$12,159	$10,718
Equipment financing	2,688	2,170	4,348	3,716
Stockholder notes payable	399	353	322	303

The fair value of marketable securities classified as available-for-sale, which totaled $1.6 million and $2.1 million at September 30, 2013 and December 31, 2012, respectively, were valued based on Level 1 inputs whereby a readily determinable market value exists for the specific asset.

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. At September 30, 2013, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond five years. At September 30, 2013, derivative assets and liabilities recorded were insignificant.  At December 31, 2012, there were no foreign exchange contracts outstanding.

(9) Employee Benefit Plan Assets

We have investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair market value primarily using Level 2 inputs. As of September 30, 2013 and December 31, 2012, the fair market value of these assets were $74.5 million and $66.3 million, respectively, and are included in employee benefit plan assets and other on the consolidated balance sheets.

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

The Amended Credit Agreement contains customary representations and warranties and conditions to borrowing, including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of September 30, 2013, we were in compliance with the covenants required by the Amended Credit Agreement. The remaining unused borrowing capacity under the Credit Facility was $292.4 million as of September 30, 2013.

Our nonrecourse and other long-term debt consist of the following:

($ in thousands)	September 30, 2013	December 31, 2012
Nonrecourse:
Mortgage note payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$9,543	$10,374
Mortgage note payable in monthly installments to December 2015, secured by real estate. The note bears interest at 6.59%	1,359	1,785
	10,902	12,159
Other:
Revolving credit facility	418,460	235,500
Equipment financing due in monthly installments to December 2015, secured by equipment. These notes bear interest ranging from 4.00% to 8.00%	2,688	4,348
Other notes payable	1,289	322
Total debt	433,339	252,329
Less: current portion of debt	3,999	3,497
Total long-term portion of debt	$429,340	$248,832

(11)  Income Taxes

The effective tax rate for the three months ended September 30, 2013 was 34.4% compared to 32.7% for the same period in the prior year. The effective tax rate for 2013 is higher in comparison to the effective tax rate in 2012 due to an increase in discrete items, which were partially offset by improved foreign earnings.  Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

Undistributed earnings of our foreign subsidiaries amounted to approximately $217.7 million at September 30, 2013.  These earnings are considered to be permanently reinvested.  Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made.  If these earnings were repatriated as of September 30, 2013, approximately $58.1 million of income tax expense would be incurred.  Cash held in international accounts at September 30, 2013 and December 31, 2012 was $292.5 million and $260.0 million, respectively.

As of September 30, 2013 and December 31, 2012, we had $33.3 million and $30.2 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the amounts discussed above are approximately $6.7 million and $5.4 million of accrued interest and penalties related to uncertain tax positions, as of September 30, 2013 and December 31, 2012, respectively.

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

Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of September 30, 2013 and December 31, 2012, accruals for potential estimated claim liabilities were $11.5 million and $34.4 million, respectively.

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

In connection with the Halcrow acquisition, we assumed a lease obligation for office space which was entered into by a Halcrow subsidiary in 1981 and was previously occupied and used as one of their primary office locations. Subsequently, Halcrow vacated the space and was subleasing the building to third parties. The lease required Halcrow to continue to make lease payments until 2080 with rent escalating provisions that could have increased with market conditions.  In 2012, we obtained a final third party determination of the fair value of this lease obligation and the associated real property in order to complete the purchase price allocation.  As a result, the capital lease and related obligations, as well as the related building asset were included in the consolidated balance sheet as of December 31, 2012.  Capital lease and related obligations as of December 31, 2012 were $66.1 million and was included primarily in other long-term liabilities in the consolidated balance sheet. We also assumed an operating lease for the associated land on which the building is located with total lease payments due over the remaining term of the lease totaling $36.8 million as of December 31, 2012.  In September 2013, Halcrow entered into an agreement to terminate its obligations under the lease, including $66.1 million remaining on the capital lease and related obligations as well as the operating lease obligation, to a third party.  Under the terms of this agreement Halcrow paid $27.0 million to the third party which resulted in a gain on termination of the obligations of $15.5 million.  The related building asset and obligations were relieved from the consolidated balance sheets and the gain was recognized as a reduction in general and administrative expenses for the three and nine months ended September 30, 2013.

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

Business Summary

We are an employee-controlled professional engineering services firm providing engineering, construction, consulting, design, design-build, procurement, operations and maintenance, engineering-procurement-construction (“EPC”), program management and technical services around the world. Founded in 1946, we have approximately 28,000 employees worldwide.

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

On November 10, 2011, we purchased all the share capital of Halcrow Holdings Limited (“Halcrow”) for approximately £124.0 million ($197.3 million). Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure and buildings. Halcrow’s employees provide services to clients in the United Kingdom, Middle East, Canada, the United States, China, India, Australia, South America, and Europe. Halcrow’s clients include public and private-sector organizations around the world, including local, regional and national governments, asset owners, international funding agencies, regulators, financial institutions, contractors, developers and operators. The results of operations for Halcrow have been included in the consolidated financial statements since the acquisition and are reported in the Energy, Water and Facilities (“EWF”) and Government, Environment and Infrastructure (“GEI”) operating segments, accordingly.

Summary of Operations

We organize our reporting structure under which our chief operating decision-maker regularly reviews operating results and makes strategic operating decisions with regard to assessing performance and allocating resources into two segments — the EWF segment and the GEI segment.

Results of Operations for the Three months ended September 30, 2013 and 2012

	2013			2012			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Energy, Water and Facilities	$778.0	$1.8	$28.8	$935.9	$9.8	$16.9	$(157.9)	(16.9)%	$(8.0)	$11.9	70.4%
Government, Environment and Infrastructure	694.6	13.9	32.5	667.6	15.5	38.2	27.0	4.0%	(1.6)	(5.7)	(14.9)%
Corporate	—	—	(4.4)	—	—	(7.3)	—	—	—	2.9	39.7%
Total	$1,472.6	$15.7	$56.9	$1,603.5	$25.3	$47.8	$(130.9)	(8.2)%	$(9.6)	$9.1	19.0%

Energy, Water and Facilities

Revenue from our EWF segment decreased for the three months ended September 30, 2013, by $157.9 million, or 16.9%, compared to the same period in the prior year.  The decrease in the current quarter revenue is primarily due to reduced revenue on three engineering-procurement-construction (EPC) power projects that reached their highest levels of field construction in early 2013 and a decrease in industrial business revenue due to a decrease in activity on a large international design-build project in Singapore for a commercial customer.  Additionally, revenue from our operations and maintenance group in Alaska decreased during the third quarter of 2013.

Operating income from our EWF segment increased for the three months ended September 30, 2013, by $11.9 million, or 70.4% compared to the same period in the prior year.  Our energy and chemicals group contributed the majority of the improvement in operating income in the current quarter through higher margins on engineering and program management services, volume increases on energy EPC projects, the favorable resolution of a claim on a North American project and a reduction in estimated costs to complete a gas project in the Middle East.  These margin improvements were offset somewhat by a decrease in operating income on water projects due to lower consulting service margins in the U.S and an additional charge on a fixed-price project to design and construct significant improvements to an existing power generation facility in northern California that reached substantial completion in the third quarter of 2013.

Government, Environment and Infrastructure

Revenue from our GEI segment increased $27.0 million, or 4.0%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.  This increase in revenue was primarily due to increased volumes in commercial environmental, infrastructure and transportation projects in North America and the Middle East.  The Halcrow acquisition continues to drive growth in transportation-related consulting services.  The increase in revenue was somewhat offset by a decline in nuclear project revenue due to a decrease in funding levels for large U.S. Department of Energy (DOE) projects.  Additionally, volumes in our environmental business decreased due to a reduction in U.S. Environmental Protection Agency (EPA) project funding.

The Budget Control Act of 2011 required immediate reductions in U.S. Government agency funding and imposed a process, known as sequestration, among other actions.  Sequestration required the U.S. Federal Government to implement $1.2 trillion in automatic spending cuts for U.S. Government agencies starting in 2013 and effective through fiscal year 2021.  Although sequestration took effect as of March 1, 2013, the full impacts of sequestration on the U.S. Government contracting industry are still being determined and will likely materialize over a number of years.  Already several of our U.S. Federal Government agency customers, including the National Aeronautics and Space Administration, DOE, EPA and U.S. Department of Defense, have responded to the effects of sequestration by delaying or cancelling projects or reducing the scope of projects underway.  These responses have affected the operating results of our GEI segment including our nuclear, government facilities, infrastructure and environmental services businesses.  In the future, it is anticipated the agencies of the U.S. Federal Government may be required to modify, delay or terminate additional contracts and substantially reduce awards of new work to companies like CH2M HILL, which will likely impact our ability to earn revenue on projects already awarded, win new work from U.S. Government customers and may have an adverse impact on our financial condition.

Operating income decreased for the three months ended September 30, 2013 by $5.7 million, or 14.9%, compared to the same period a year ago.  The decrease in operating income was driven by a decline in DOE nuclear related projects along with reduced EPA project funding.  Additionally, the decrease in operating income is due to increased business development costs for a large nuclear and a Ministry of Defence proposal in the United Kingdom as well as U.S. Federal sector proposals in our environmental business.  The higher proposal costs and decrease in nuclear related project margins were significantly offset by higher margins on transportation projects due to improved operations in our transportation group.  Finally, a one-time gain on the termination of a Halcrow lease obligation also offset the decreases in nuclear projects and increased business development costs.

Corporate

The Corporate segment includes expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, tax and general business development efforts.  Corporate expenses for the three months ended September 30, 2013 were $4.4 million compared to $7.3 million in the same period of 2012.  The decrease in corporate costs for 2013 is primarily due to a decrease in tax consulting, corporate development, executive management and investor relations costs offset by an increase in legal costs on various matters.

Results of Operations for the Nine months ended September 30, 2013 and 2012

	2013			2012			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Energy, Water and Facilities	$2,437.6	$8.3	$45.3	$2,562.7	$15.0	$48.0	$(125.1)	(4.9)%	$(6.7)	$(2.7)	(5.6)%
Government, Environment and Infrastructure	1,995.8	34.4	89.1	1,983.3	29.0	71.1	12.5	0.6%	5.4	18.0	25.3%
Corporate	—	—	(14.5)	—	—	(15.6)	—	—	—	1.1	7.1%
Total	$4,433.4	$42.7	$119.9	$4,546.0	$44.0	$103.5	$(112.6)	(2.5)%	$(1.3)	$16.4	15.8%

Energy, Water and Facilities

Revenue from our EWF segment decreased for the nine months ended September 30, 2013 by $125.1 million, or 4.9%, compared to the same period in the prior year.  The majority of the decrease in revenue is attributable to three EPC power projects in the United States awarded in 2011.  The volume of work on these projects reached their highest levels of field construction in the first quarter of 2013 but has experienced lower revenues in the second and third quarters of 2013 as they near completion.  Additionally, we experienced a decrease in revenue during the nine months ended September 30, 2013 on a large international design-build project in Singapore for a commercial customer.  This project had reached a revenue peak in the first quarter of 2013 as well.

Operating income from our EWF segment decreased for the nine months ended September 30, 2013 by $2.7 million, or 5.6%, compared to the same period in the prior year.  The decrease primarily relates to a significant additional project loss on a fixed-price contract to design and construct significant improvements to an existing power generation facility in northern California that reached substantial completion in the third quarter of 2013.  This loss resulted from continued performance issues that caused labor and material cost overruns.  The decrease in operating income in 2013 was also due to lower consulting service margins on water projects in the U.S.  These decreases were partially offset by improved margins and the favorable resolution of a claim on a North American energy EPC project as well as a reduction in estimated costs to complete a Middle East gas project.  Additionally we generated higher margins on a domestic and a Australian power project and an advanced technology project completed in the first half of 2013.

Government, Environment and Infrastructure

Revenue from our GEI segment increased slightly for the nine months ended September 30, 2013 by $12.5 million, or 0.6%, compared to the first nine months of 2012.  This increase in revenue was primarily the result of improved performance on infrastructure and transportation projects.  Consulting services related to Hurricane Sandy emergency response work contributed top-line revenue growth on infrastructure projects.  Additionally, we continue to experience growth in global consulting transportation services which is attributable to increased global reach from the Halcrow acquisition.  Lower volumes on nuclear projects as a result of a decrease in funding levels for large DOE projects, along with reduced funding of EPA projects, primarily as a result of the Budget Control Act of 2011 discussed above, somewhat offset the higher volumes in GEI’s other businesses.

Operating income increased for the nine months ended September 30, 2013 compared to the nine months of 2012 by $18.0 million, or 25.3%.  This increase is primarily related to improved infrastructure margins on various U.S. military base facility projects along with consulting services related to Hurricane Sandy emergency response work in 2013, compared to 2012.  Additionally, we experienced higher margins in the current nine month period on transportation projects as we expanded service offerings to Halcrow customers in 2013 and improved the operations of our transportation business.  Furthermore, operating income from the GEI segment increased due to a one-time gain on the termination of a Halcrow lease obligation.  Lower nuclear margins and the above discussed decrease in nuclear project volumes partially offset improvements in GEI’s other businesses.

Corporate

The Corporate segment includes expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, tax and general business development efforts.  Corporate expenses for the nine months ended September 30, 2013 were $14.5 million compared to $15.6 million for the nine months ended September 30, 2012.  The decrease in corporate costs for 2013 is primarily due to a decrease in executive management, corporate development and investor relations costs offset by an increase in legal costs on various matters.

Income Taxes

The effective tax rate for the three months ended September 30, 2013 was 34.4% compared to 32.7% for the same period in the prior year. The effective tax rate for 2013 is higher in comparison to the effective tax rate in 2012 due to an increase in discrete items, which were partially offset by improved foreign earnings.  Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

Undistributed earnings of our foreign subsidiaries amounted to approximately $217.7 million at September 30, 2013.  These earnings are considered to be permanently reinvested.  Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made.  If these earnings were repatriated as of September 30, 2013, approximately $58.1 million of income tax expense would be incurred.  Cash held in international accounts at September 30, 2013 and December 31, 2012 was $292.5 million and $260.0 million, respectively.

As of September 30, 2013 and December 31, 2012, we had $33.3 million and $30.2 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the amounts discussed above are approximately $6.7 million and $5.4 million of accrued interest and penalties related to uncertain tax positions, as of September 30, 2013 and December 31, 2012, respectively.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, borrowings under our revolving line of credit and other financing arrangements. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and purchases of stock presented on our internal market.  As is common within our industry, we partner with other EPC firms on specific projects to leverage the skills of the respective partners and decrease our risk of loss.  Often projects of this nature require significant cash contributions and the ventures created under these partnerships may retain cash earned while the project is being completed.  As of September 30, 2013 and December 31, 2012 approximately $47.5 million and $39.4 million of our cash was held in bank accounts within these consolidated joint ventures.  Additionally, we form entities to do business in countries around the world.  In order to fund the working capital requirements of these businesses, we held cash in numerous international accounts at September 30, 2013 and December 31, 2012 of $292.5 million and $260.0 million, respectively.

During the nine months ended September 30, 2013, cash provided by operations was $43.9 million compared to $94.3 million for the same period last year.  Cash flows from operations primarily result from earnings on our operations and changes in our working capital.  Earnings from our operations vary from period to period based primarily on the mix of our projects underway and the percentage of project work completed during that period.  Our working capital requirements are also highly dependent on project mix, stage of completion as well as the commercial terms of the project contracts.  For example, most contracts require payment as the project progresses; however, on certain types of projects we receive advanced payments from the customer.  These advance payments are initially recognized as obligations to perform work in the future, or billings in excess of revenue.  As the project is completed billings in excess of revenue is reduced and gross revenues are recognized; however, no new cash is generated from the reduction in the obligation.  As a result of fluctuating earnings and significant working capital changes described above, the amount of cash generated by our operations varies.  The $50.4 million decrease in operating cash flow during the current period was primarily attributable to an increase in working capital requirements during the nine months ended September 30, 2013.

We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at September 30, 2013, we have deemed the allowance for doubtful accounts to be adequate; however, economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments.

Cash used in investing activities was $38.8 million in the nine months ended September 30, 2013 compared to $41.4 million for the same period in 2012. The majority of cash used in our investing activities for the period ended September 30, 2013 relates to capital expenditures of $72.2 million compared to $36.4 million spent on capital expenditures in the nine months ended September 30, 2012.  Capital expenditures in the nine months ended September 30, 2013 primarily related to upgrades of our enterprise resource planning system, equipment to support projects on the North Slope of Alaska and improvements to our corporate offices in Colorado.  Cash spent on capital improvements for the nine months ended September 30, 2013 was offset by $51.8 million of capital distributions from our unconsolidated joint ventures, including a distribution of $30.6 million from a major nuclear joint venture project and $19.7 million from an international transportation joint venture.  Investments in our joint ventures for the nine months ended September 30, 2013 were $23.2 million, compared to $16.8 million for the same period in 2012.

Cash provided by financing activities was $44.2 million in the nine months ended September 30, 2013 compared to cash used in financing activities of $5.8 million for the same period in 2012.  Net borrowings on long-term debt, primarily from our credit facility, totaling $181.2 million in the current nine month period was $86.1 million greater than the same period a year ago and was the major contributor to the increase in financing cash flows.  Purchases of stock on our internal market totaled $109.1 million during the nine months ended September 30, 2013, which was a $7.5 million increase, compared to the same period in the prior year and represented the most significant use of financing cash flows in the current year.  In September 2013, Halcrow entered into an agreement to terminate its obligations under a lease, including $66.1 million remaining on a capital lease and related obligations as well as an operating lease obligation, to a third party.  Under the terms of this agreement Halcrow paid $27.0 million to the third party which resulted in a gain on termination of the obligations of $15.5 million.  The payment on the termination of the lease obligations of $27.0 million decreased the net cash provided by financing activities.

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

The Amended Credit Agreement contains customary representations and warranties and conditions to borrowing, including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of September 30, 2013, we were in compliance with the covenants required by the Amended Credit Agreement.

At September 30, 2013, $418.5 million in borrowings were outstanding on the Credit Facility. The average rate of interest charged on that balance was 1.96% as of September 30, 2013. At September 30, 2013 and December 31, 2013, company-wide issued and outstanding letters of credit, and bank guarantee facilities of $202.5 million were outstanding.  The remaining unused borrowing capacity as of September 30, 2013 was $292.4 million.  There can be no assurance that the capacity under this facility will be adequate to fund future operations or acquisitions we may pursue from time to time.

Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash, we may either choose to finance new opportunities using borrowings under our Credit Facility, or other debt. In some instances we may use a combination of one or more of these financing mechanisms. As of September 30, 2013, we had other outstanding debt obligations of approximately $14.9 million. These obligations primarily relate to the issuance of notes payable and mortgages related to property, plant and equipment.

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

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the nine months ended September 30, 2013, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The accounting policies we believe are most critical to the understanding of our financial condition and results of operations and require complex management judgment are included in Note 1 of the Notes to the Consolidated Financial Statements included under Part 1 — Item 1 of this report.  There were no material changes to these critical accounting policies during the nine months ended September 30, 2013.

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

Foreign currency exchange rates.  We operate in many countries around the world and as a result, are exposed to foreign currency exchange rate risk on transactions in numerous countries. We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as, intercompany trade balances among our entities with differing currencies. In order to mitigate this risk, we enter into derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. As of September 30, 2013, the foreign exchange contracts outstanding were insignificant.

Interest rates.  Our interest rate exposure is primarily limited to our unsecured revolving Credit Facility. As of September 30, 2013 the outstanding balance on the unsecured revolving Credit Facility was $418.5 million. We have assessed the market risk exposure on this financial instrument and determined that any significant change to the fair value of this instrument would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured Credit Facility, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $4.2 million.

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

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by our company during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July (a)	16,192	$59.44	—	—
August	—	—	—	—
September (b)	557,141	59.60	—	—
Total	573,333	59.60	—	—

(a)                                 Shares purchased by CH2M HILL from terminated employees.

(b)                                 Shares purchased by CH2M HILL in the Internal Market.

Item 5.  OTHER INFORMATION

Disclosure of Iranian Activities Under Section 13(r) of the Securities Exchange Act of 1934

As previously disclosed in our 2012 Annual Report on Form 10-K, CH2M HILL acquired Halcrow, a U.K. engineering consulting company in November 2011.  Halcrow provides services to clients worldwide and prior to the acquisition, Halcrow had a small presence in Iran.  As a condition of the acquisition, CH2M HILL required Halcrow and its subsidiaries to terminate all activities in Iran.  Halcrow undertook expedient steps to withdraw all operational activities from Iran, including the abandonment of certain assets consisting primarily of insignificant bank deposits in Iran.

In order to complete the remaining wind-down activities in accordance with applicable laws in the United States and the European Union, Halcrow applied for specific licenses from the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury and from Her Majesty’s Treasury (HMT) in the U.K.  These licenses have been received and the wind-down activities will commence in the fourth quarter of 2013.

Item 6.  EXHIBITS

Exhibit Index

3.1	Amended and Restated Bylaws of CH2M HILL Companies, Ltd. (filed as Exhibit 3.1 to CH2M HILL’s Form 8-K on September 17, 2013 (Commission File No. 000-27261), and incorporated herein by reference)
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

CH2M HILL Companies, Ltd.

Date: November 7, 2013	/s/ MICHAEL A. LUCKI
Michael A. Lucki
Senior Vice President and Chief Financial Officer
(principal financial officer)