Form 10-K
period 2013-12-31
CH2M HILL COMPANIES LTD
filed 2014-02-25
CIK 777491

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate value of common stock held by non-affiliates computed by reference to the price as of June 30, 2013 was approximately $1.7 billion.

         As of February 7, 2014, there were 28,779,436 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Information required by Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from the CH2M HILL definitive proxy statement for its 2014 Annual Meeting of Stockholders to be held on May 12, 2014.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

        This Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward- looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Form 10-K, and are subject to various risks and uncertainties. Such forward looking statements are and will be subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward looking statements. Words such as "believes," "anticipates," "expects," "will," "plans" and similar expressions are intended to identify forward looking statements. Additionally, forward looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except as required by applicable law. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements are listed in Item 1A, Risk Factors.

PART I

Item 1.    Business

Summary

        CH2M HILL Companies, Ltd. was founded in 1946 and is incorporated under the laws of the State of Delaware. We are an employee-controlled professional engineering services firm providing engineering, construction, consulting, design, design-build, procurement, engineering-procurement-construction ("EPC"), operations and maintenance, program management and technical services to U.S. federal, state, municipal and local government agencies, national governments, as well as private industry and utilities, around the world. A substantial portion of our professional fees are derived from projects that are funded directly or indirectly by government entities. We have approximately 26,000 employees worldwide.

Our Operating Segments

        Through December 31, 2013, we organized our reporting structure into two segments—the Energy, Water and Facilities ("EWF") segment and the Government, Environment and Infrastructure ("GEI") segment.

        Effective January 1, 2014, we reorganized our internal reporting structure by making changes we believe will better facilitate our continued growth, client service and risk management. In addition, we believe these changes will streamline the organization to improve performance and operational efficiency. Under our new integrated structure, we will organize under a matrix of markets, services and geographies. Management is currently evaluating the impact this reorganization will have on our external reporting segments. Any changes will be reflected in the Company's first quarter results of operations.

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

        The following table summarizes our primary client types, revenues and key markets served by each of our operating segments during 2013.

Operating Segment	Client Type	% of 2013 Revenues	Key Markets
Energy, Water and Facilities	State and Local	55%	•	Energy & Chemicals
	Governments, Private		•	Industrial and Advanced Technology
	Sectors and Utilities		•	Operations Management
			•	Power
			•	Water
Government, Environment and Infrastructure	U.S. Federal and Foreign	45%	•	Environmental Services
	Governments,		•	Government Facilities and
	Governmental Agencies			Infrastructure
	and Authorities, Private		•	Nuclear
	Sectors and Utilities		•	Transportation

        The following table provides a summary of representative clients:

Public Sector Clients				Private Sector Clients
•	U.S. Department of Energy	•	U.K. Atomic Energy	•	Major oil and gas companies,
	("DOE")		Authority		refiners and pipeline
•	U.S. Department	•	U.K. Nuclear Decommissioning		operators
	of Defense		Authority ("NDA")	•	Power utilities
•	U.S. Department of the Interior	•	Republic of Korea Ministry of Defense	•	Chemicals, bioprocessing and refining companies
•	U.S. Air Force	•	U.S. cities	•	Metals and mining
•	U.S. Navy	•	Foreign cities	•	Microelectronics manufacturers
•	U.S. Army Corps of Engineers	•	U.S. and international airports and seaports	•	Pharmaceutical and biotechnology companies
•	U.S. Federal Emergency Management Agency	•	U.S. and State Departments of Transportation	•	Automotive, food and beverage consumer product
	("FEMA")	•	U.S. state and international		manufacturers
•	Department of Homeland Security		transit authorities and agencies	•	Renewable energy companies
•	U.S. Agency for International Development	•	Water and wastewater municipalities
•	U.S. Environmental	•	Panama Canal
	Protection Agency		Authority
•	National Aeronautics and Space Administration	•	Qatar Public Works Authority ("ASHGAL")
•	National Science	•	Qatar 2022 Supreme
	Foundation		Committee
•	U.K. Environment	•	Rio 2016 Olympic and
	Agency		Paralympic Games
•	Transport for London	•	U.K. Highways Agency
•	U.K. Department for Transport
•	Local and Municipal Transport Agencies

        In 2013, we derived approximately 18% of our total revenues from contracts with the U.S. federal government. This work is performed through numerous contracts and joint ventures primarily within the GEI operating segment.

Key Markets

        The following is a description of each of our key markets within our operating segments and the services we provide. For a discussion of financial information by segment, see Note 15—Segment Information of the Notes to the Consolidated Financial Statements in Item 15, of this Annual Report on Form 10-K.

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

Government, Environment and Infrastructure Segment

        The GEI segment is comprised of the Environmental Services, Government Facilities and Infrastructure, Nuclear, and Transportation businesses. GEI provides a full range of services—program management, engineering, design, construction, environmental remediation, operation and maintenance, decontamination and decommissioning, facility closure, sustainable solutions, and consulting services—

to clients worldwide, including our largest client, the U.S. federal government. The segment also provides enterprise stewardship for the development of our facilities penetration strategy and our urban development practice for large program management projects.

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

        Government Facilities and Infrastructure—Our Government Facilities and Infrastructure ("GF&I") business plans, designs, constructs, operates and maintains various categories of facilities and infrastructure at all types of government and military installations offering contingency and logistics, planning and consulting engineering and design, design-build, operations and maintenance, and program management services. The U.S. Department of Defense is GF&I's largest client. We also provide a multitude of services to other government agencies such as the U.S. Federal Emergency Management Agency, National Science Foundation, U.S. Agency for International Development, Department of Energy (DOE), and the National Aeronautics and Space Administration. We continue to expand our government client base, both within the U.S. and internationally. At its core, our GF&I business ensures value-added mission success for our clients by safely delivering flexible and sustainable facilities, infrastructure, and contingency solutions worldwide while maintaining a focus to optimize client goals, and minimize impacts and costs.

        Nuclear—Our Nuclear business serves three primary markets: nuclear remediation and decommissioning (liabilities management), nuclear power and national defense. We specialize in the management of complex nuclear programs and projects around the globe. Our experience includes managing and operating nuclear facilities and providing innovative cleanup and environmental remediation for commercial and government facilities and sites worldwide. We provide program management and program advisory services to national defense and commercial nuclear clients, as well as planning, permitting, and licensing of new nuclear energy generating stations. The DOE and NDA are our primary liabilities management clients, however, we have also decommissioned reactors for utilities and research reactors for universities and are beginning to expand our offering into the commercial nuclear power sector in countries outside the U.S., including The United Arab Emirates, that are interested in starting a nuclear power program. National defense clients include the U.S. National Nuclear Security Agency and U.K. Ministry of Defense's Atomic Weapons Establishment and Submarine Operating Centre.

        Transportation—Our Transportation business provides both horizontal and vertical infrastructure development for the aviation, highways and bridges, ports and maritime, and rail and transit segments. For all of our clients, we offer procurement advisory, transport planning, environmental, construction engineering, project/program management, construction and construction management, and operations and asset management services. Airport services include airport cities planning and development; airfield planning and design; airfield navigational aids; airport modeling and simulation; airport facilities planning, design, mechanical, and electrical engineering; and program and construction management. For our highway and bridge (including signature bridges and major crossings) clients, we specialize in alternative finance/public-private partnership consulting, environmental documentation, master planning, context sensitive solutions, highway and bridge design and construction, geotechnical and tunnel engineering, value engineering, traffic engineering and traffic modeling, intelligent transportation systems, highway safety consulting, sustainability consulting, and operations and asset management. Ports and maritime services include planning, design, construction, program management, construction management, and asset management (including underwater inspection) for cruise, container, cargo, oil & gas, dry bulk, military, urban, and waterfront facilities. Rail and transit services, which encompass high-speed rail, heavy rail, light rail, commuter rail, streetcars, and buses, include management consulting, policy and planning, environmental documentation, civil design, vehicle engineering, intelligent transportation systems, fare and payment systems, systems engineering, asset management, and safety and security consulting. Transportation's employees are located in offices around the world delivering projects throughout Asia, Australia, Europe, India, Latin America, the Middle East, and North America.Our

        Sustainability Practice—has substantial client engagements in both our EWF and GEI segments. This practice develops and implements climate change, carbon and energy management, natural resources planning and management, green buildings and many other facets of sustainability. Through a robust Community of Practice and a Sustainability Leadership Board, we bring together strategists, scientists, architects, engineers, technologists, management consultants and economists to evaluate opportunities and work collaboratively to deliver lasting solutions that benefit our clients, their communities, and the environment. We also have a diverse platform of tools, technology, and best practices to help clients make well informed decisions and to evaluate the overall sustainability of various business decisions.

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

Backlog

        We define backlog as signed contracts and task orders less previously recognized revenue on such contracts and task orders. In addition, we include amounts under notices to proceed that have been received from clients and are expected to be recognized as revenues when future services are performed. Our operations and maintenance contracts are included for the non-cancellable term of the contract. Unexercised options under any contract are not included in our backlog. Our backlog also reflects the future activities related to consolidated joint ventures. Many of our contracts require us to provide services that span over a number of fiscal years. U.S. government agencies operate under annual fiscal appropriations by Congress and fund various federal contracts only on an incremental basis. The same is true of many state, local and foreign contracts. Our policy is to include in backlog the full contract award, whether funded or unfunded, for amounts that are expected to result in revenue in future periods based upon our experience with our clients or type of work. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination, or suspension at the discretion of the client. If sequestration continues, our backlog could be negatively impacted. See Item 1A. Risk Factors for further discussion.

        The following table provides backlog revenues by operating segment for the years ended December 31:

($ in millions)	2013	2012
Energy, Water and Facilities	$4,074.1	$4,135.1
Government, Environment and Infrastructure	4,903.2	3,247.2

	$8,977.3	$7,382.3

        Approximately 34% of our 2013 backlog relates to U.S. government agency projects. The majority of our backlog will be performed in 2014 and 2015.

Available Information

        For information regarding our company, including free copies of filings with the Securities and Exchange Commission ("SEC"), please visit our web site at www.ch2m.com. The SEC filings, which include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are located in the About Us/Employee Ownership/About Ownership section of our web site and are made available as soon as practicable after they are filed with the SEC.

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

        Our contracts with the U.S. federal government are subject to the uncertainties of Congressional funding. Since government contracts represent a significant percentage of our revenues (in fiscal 2013, our U.S. federal government contracts represented approximately 18% of our total revenues), government budget deficits or a significant reduction in government funding could lead to continued delays in contract awards and termination or suspension of our existing contracts, which could have an adverse impact on our business, financial condition and results of operations. In addition, any government shutdown, such as the U.S. federal government shutdown in October of 2013, could have an impact on our government projects including our ability to earn revenue on the projects already awarded, and could have an adverse impact on our financial condition.

        Effective March 1, 2013, the Budget Control Act of 2011 imposed a process known as sequestration to implement $1.2 trillion in automatic spending cuts effective through fiscal year 2021. Under sequestration the agencies of the U.S. Federal Government may be required to modify or terminate contracts and substantially reduce awards of new work to companies like us, which will likely impact our ability to earn revenue on projects already awarded, win new work from U.S. Government customers and may have an adverse impact on our financial condition. We felt the effects of sequestration in 2013 as a result of a postponement in projects, at least one termination for convenience after contract award, and cancellations of planned projects prior to award. On January 15, 2014, the U.S. Congress passed a budget bill for the U.S. Federal Government fiscal year ending September 30, 2014. As part of this bill some of the automatic spending cuts described above were reduced and/or eliminated, which could lessen the effects of sequestration on many of our businesses. However, since some of the spending cuts under the Act are continuing, it is likely that our operations could be affected for the foreseeable future.

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

        In 2013, we derived approximately 18% of our total revenues from contracts with the U.S. federal government. The following risks are inherent in U.S. federal government contracts:

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

        Our backlog at December 31, 2013 was approximately $9.0 billion. We cannot assure that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, our ability to earn revenues from our backlog depends on the availability of funding for various government and private clients. Most of our industrial clients have termination for convenience provisions in their contracts. Therefore, project terminations, suspensions or reductions in scope may occur from time-to-time with respect to contracts reflected in our backlog. Some backlog reductions would adversely affect the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.

An impairment of some or all of our goodwill could have a material adverse effect on our financial condition and results of operations.

        As of December 31, 2013, we had $573.5 million of goodwill. We conduct a test for impairment of goodwill as of October 1st of each year to determine whether it is more likely than not that the fair value of any of our reporting units is less than their carrying values. Although our most recent test did not indicate this was the case, if the future fair value of any of our reporting units is less than their carrying value, we could be required to record an impairment charge. The amount of any impairment charge could be significant and could have a material adverse effect on our financial condition and results of operations.

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

We face potential liability for faulty engineering services and we are subject to potential liability in other litigation and legal proceedings.

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

        We are also a party to other lawsuits and other legal proceedings that arise in the normal course of business, including employment-related claims and contractual disputes. While we do not believe that any pending lawsuits or proceedings will have a material adverse effect on our results of operations or financial condition, there can be no assurance that this will not be the case.

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

        In 2013, we derived approximately 36% of our revenues from fixed price and "guaranteed maximum price" contracts. Under fixed price contracts, we agree to deliver projects for a definite, predetermined price and under guaranteed maximum price contracts, we agree to deliver projects for a price that is capped regardless of our actual costs incurred over the life of the project. Under cost reimbursable contracts with maximum pricing provisions, we are typically compensated for the labor hours expended at agreed-upon hourly rates plus cost of materials plus any subcontractor costs used; however, there is a stated maximum compensation for the services to be provided under the contract. Many fixed price or guaranteed maximum price contracts involve large industrial facilities and public infrastructure projects and present the risk that our costs to complete a project may exceed the guaranteed maximum or fixed price agreed upon with the client. The fees negotiated for such projects may not cover our actual costs and desired profit margins. In addition, many of our customers on fixed or maximum price contracts do not accept escalation clauses regarding labor or material cost increases, including commodity price increases. If our actual costs for a maximum price project or fixed price project are higher than we expect, our profit margins on the project will be reduced or we could suffer a loss.

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

  •
  the risks associated with possible violations of the Foreign Corrupt Practices Act, the United Kingdom Bribery Act of 2010, and other anti-corruption laws as a result of any acquisition or otherwise applicable to our business; and

  •
  the possibility that any acquired firms do not perform as expected.

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

        We are dependent on the cash flows generated by our subsidiaries and, consequently, on their ability to collect on their respective accounts receivables. Substantially all of our cash flows necessary to meet our operating expenditures are generated by our subsidiaries. The financial condition and operational requirements of our foreign subsidiaries may limit our ability to obtain cash from them. In addition, we conduct some operations through joint ventures. We do not manage all of these entities. Even in those joint ventures that we manage, we are often required to consider the interests of our joint venture partners in connection with decisions concerning the operations of the joint ventures. As of December 31, 2013, $112.2 million of our cash was held in bank accounts of our consolidated joint ventures. Arrangements involving our foreign subsidiaries and joint ventures may restrict us from gaining access to the cash flows or assets of these entities. In addition, our foreign subsidiaries sometimes face governmentally imposed restrictions on their abilities to transfer funds to us.

Our credit agreement contains covenants that may restrict our operations and requires that we comply with certain financial ratios.

        As of December 31, 2013 the remaining unused borrowing capacity available to us under the Amended Credit Agreement was $385.6 million. The Amended Credit Agreement contains customary affirmative and negative covenants, some of which limit or restrict our operations including our ability to incur additional indebtedness and other obligations, grant liens to secure obligations, make investments, merge or consolidate and dispose of assets, subject to certain customary exceptions. These restrictions could limit our ability to take advantage of certain opportunities.

        In addition, our Amended Credit Agreement requires that we comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. If we fail to satisfy these requirements or if we are in default of the Amended Credit Agreement, our indebtedness under the Amended Credit Agreement could be accelerated and we may lose access to borrowings under the Amended Credit Agreement.

Our dependence on subcontractors and equipment manufacturers could adversely affect us.

        We rely on third party subcontractors as well as third party equipment manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed price contracts, we could experience losses in the performance of these contracts. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. These risks are potentially more significant in the current economic downturn if financial difficulties in our supply chain cause our subcontractors or equipment suppliers not to be able to support the demands and schedules of our business. This may reduce the profit we expect to realize or result in a loss on a project for which the services, equipment or materials were needed.

Our defined benefit pension plans have significant deficits that may grow in the future; we may be required to contribute additional cash to meet any underfunded benefit obligations under these plans.

        As a result of our acquisition of Halcrow, the Company acquired defined benefit pension plans (also known as "defined benefit pension schemes") that have significant deficits. The ongoing funding obligations for the defined benefit pension plans vary from time to time depending on actuarial assumptions outside of the Company's control, such as discount rates, inflation rates, plan investment returns, and life expectancy of the plan members. In order to maintain an adequate funding position over time, the Company continuously reviews these assumptions and mitigates these risks by working with the pension plan trustees and with actuarial and investment advisors. The Company maintains an ongoing dialog with its pension plan trustees to negotiate a reasonable schedule for cash contributions as required by local regulations. If, however, we are unable to agree such schedule in the future, or if certain assumptions that are outside our control, such as discount rates, inflation rates, plan investment returns or life expectancy change over time, the Company may need to make cash payments to such plans in order to meet such funding obligations, we could have material adverse effects on our financial position and/or cash flows.

We face special risks associated with our international business.

        In 2013 and 2012, we derived approximately 33% and 31%, respectively, of our revenues from operations outside of the U.S. Conducting business abroad is subject to a variety of risks including:

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

  •
  Terrorist attacks and civil unrest in some of the countries where we do business may delay project schedules, threaten the health and safety of our employees, increase our cost of operations, and also result in cancellation of our contracts.

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

        The Price-Anderson Nuclear Industries Indemnity Act, commonly called the Price-Anderson Act, ("PAA") is a United States federal law, which, among other things, regulates radioactive materials and the nuclear energy industry, including liability and compensation in the event of nuclear related incidents. The PAA provides certain protections and indemnification to nuclear energy plant operators and DOE contractors. The PAA protections and indemnification apply to us as part of our services to the U.S. nuclear energy industry and the DOE for new facilities, maintenance, modification, decontamination and decommissioning of nuclear energy, weapons, and research facilities. We offer similar services in other jurisdictions outside the U.S., provided we believe similar protections and indemnities are available, either through laws or commercial insurance. These protections and indemnifications, however, may not cover all of our liability that could arise in the performance of these services. To the extent the PAA or other protections and indemnifications do not apply to our services, our business could be adversely affected because of the cost of losses associated with liability not covered by the available protections and indemnifications, or by virtue of our loss of business because of these added costs.

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

        The global nature of our business creates various domestic and local regulatory challenges. Our operations include projects in developing countries and countries torn by war and conflict. Many of these countries are rated poorly by Transparency International, the independent watchdog organization for government and institutional corruption around the world. Our operations outside of the U.S. are subject to the Foreign Corrupt Practices Act ("FCPA"), the United Kingdom Bribery Act of 2010, and similar anti-bribery laws in other jurisdictions which generally prohibit companies and their intermediaries from paying or offering anything of value to foreign government officials for the purpose of obtaining or retaining business, or otherwise receiving discretionary favorable treatment of any kind. In addition, we may be held liable for actions taken by our local partners, subcontractors and agents even though such parties are not always subject to our control. Any determination that we have violated the FCPA, the United Kingdom Bribery Act of 2010, or any similar anti-bribery laws in other jurisdictions (whether directly or through acts of others, intentionally or through inadvertence) could result in sanctions that could have a material adverse effect on our business and our reputation and on our ability to secure U.S. federal government and other contracts. While our staff is trained on FCPA, the United Kingdom Bribery Act, and other anti-corruption laws and we have procedures and controls in place to monitor compliance, situations outside of our control may arise that could potentially put us in violation of the these regulations and thus negatively impact our business. In addition, we are also subject to various international trade and export laws. Any misconduct, fraud, non-compliance with applicable governmental laws and regulations, or other improper activities by our employees, agents or partners could have a significant impact on our business, financial results and reputation and could subject us to criminal and civil enforcement actions.

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

  •
  Inability to deliver materials to jobsites in accordance with contract schedules; and

  •
  Loss of productivity; and

  •
  Inability to complete projects in accordance with project schedules.

We typically remain obligated to perform our services after a natural disaster unless the contract contains a force majeure clause. We have force majeure clauses in the majority of our contracts that are at the highest risk of being impacted by a force majeure, which are our design-build, program management and EPC contracts. In addition, we typically seek and frequently obtain force majeure clauses in our engineering and consulting contracts. If a contract contains a force majeure provision, we may be able to obtain an extension of time to complete our obligations under such contracts, but we will still be subject to our other contractual obligations in the event of such an extraordinary event. Because we cannot predict the length, severity or location of any potential force majeure event, it is not possible to determine the specific effects any such event may have on us. Depending on the specific circumstances of any particular force majeure event, or if we are unable to react quickly such an event, our operations may be affected significantly, our productivity may be affected, our ability to complete projects in accordance with our contractual obligations may be affected and we may incur increased labor and materials costs, which could have a negative impact on our financial condition, relationships with customers or suppliers, and our reputation.

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

  •
  Determination of liabilities under pension and other postretirement benefit programs;

  •
  Accruals for self insurance programs for medical, workers compensation, general liability and professional liability;

  •
  Recoverability of deferred tax assets and the related valuation allowances, and accruals for uncertain tax positions;

  •
  Stock option valuation model assumptions;

  •
  Accruals for other estimated liabilities;

  •
  Employee incentive plans; and

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

        Further, there is increasing public attention on the importance of cyber security relating to critical infrastructure. This creates the potential for future developments in the regulatory approach to this area, which may impact our clients, and how we offer our services to our clients.

        Additionally, the current version of our enterprise resource planning ("ERP") system will no longer be supported by the provider as of December 2014; therefore, we are in the process of upgrading our ERP system. Once the upgrade process is complete we expect the new ERP system will provide improvements in both functionality and efficiency to operate and manage the financial, human capital, and procurement aspects of our global business. However, as with most conversion processes of this magnitude there are inherent risks which may include:

  •
  System functionality issues that may affect our ability to account for business transactions properly, close our financial reporting periods and/or create financial statements;

  •
  Excessive time requirements for the conversion of historical data into the new ERP system which may result in both internal and external reporting delays and higher costs than expected;

  •
  Inability to rollout the new ERP system throughout the numerous business locations worldwide in a timely and effective manner which may cause delays in reporting at our foreign and domestic locations; and

  •
  Working capital constraints if we are unable to bill and collect from our customers.

Risks Related to Our Internal Market

Absence of a public market may prevent shareholders from selling their stock and cause shareholders to lose all or part of their investment.

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

Transfer restrictions on our common stock could prevent shareholders from selling their common stock and cause shareholders to lose all or part of their investment.

        Since all of the shares of our common stock are subject to transfer restrictions, shareholders will generally only be able to sell their common stock through our internal market on the scheduled trade dates each year. Unlike shares that are actively traded in public markets, shareholders will not be able to sell their shares on demand. Our common stock price could decline between the time shareholders want to sell and the time shareholders become able to sell. For a detailed discussion of the transfer restrictions on our common stock, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock prices are and will continue to be determined by our Board of Directors' judgment of fair value and not by market trading activity.

        The prices of our common stock at each trade date are established by our Board of Directors based on the factors that are described in Item 5 of this Annual Report on Form 10-K. Our Board of Directors sets the stock price in advance of each trade date, and all trades on our internal market are transacted at the price established by our Board. The market trading activity on any given trade date, therefore, cannot affect the price on that trade date. This is a risk to shareholders because our common stock price will not change to reflect supply of and demand for shares on a given trade date as it would in a public market. Shareholders may not be able to sell shares or shareholders may have to sell their shares at a price that is lower than the price that would prevail if the internal market price could change on a given trade date to reflect supply and demand. Our Board of Directors endeavors to use the common stock valuation methodology that results in the stock price that represents fair value. The valuation methodology used to determine fair value is subject to change at the discretion of our Board of Directors.

The limited market and transfer restrictions on our common stock, as well as restrictions in our restated articles of incorporation and bylaws, will likely have anti-takeover effects.

        Only our active and retired employees, directors and employee benefit plans may own our common stock and participate in our internal market. We also have significant restrictions on the transfer of our common stock other than through sales on our internal market. These limitations make it extremely difficult for a potential acquirer who does not have the prior consent of our Board of Directors to attain control of our company, regardless of the price per share an acquirer might be willing to pay and whether or not our stockholders would be willing to sell at that price. In addition, restrictions in our restated articles of incorporation and bylaws may make it more difficult for our stockholders to elect directors not endorsed by management.

Future returns on our common stock may be significantly lower than historical returns.

        We cannot assure shareholders that our common stock will provide returns in the future comparable to those achieved historically or that the price will not decline.

Item 1B.    Unresolved Staff Comments

  None

Item 2.    Properties

        Our operations are conducted primarily in leased properties in over 40 countries throughout the world. Our corporate headquarters are located in Englewood, Colorado in approximately 155,000 square feet of office space. The lease on our corporate headquarters building expires in 2017, with an option to extend the term twice for either a five or ten year term. We believe our current facilities, which include leases for approximately 3.5 million square feet worldwide, are adequate for the operation of our business.

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

        In 2010, we were notified that the U.S. Attorney's Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M HILL Hanford Group ("CH2M HILL Subsidiary") employees pleaded guilty on felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney's Office raised the possibility of violations of the civil False Claims Act and criminal charges for possible violations of federal criminal statutes arising from CH2M HILL's Subsidiary overtime practices on the project. In September 2012, the government intervened in a civil False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud. In March 2013, we entered into a Non-Prosecution Agreement ("NPA") concluding the criminal investigation so long as we comply with the terms of the NPA. The NPA requires us to comply with ongoing requirements for three years after the effective date. By a separate agreement, we obtained dismissal of the civil False Claims Act case. We paid $18.5 million in total under both agreements. As a result, no criminal charges were brought against CH2M HILL Subsidiary or any CH2M HILL entities, and the civil False Claims Act case was dismissed.

Item 4.    Mine Safety Disclosures

  None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        We are employee-controlled. As a result, our stock is only available to certain active and retired employees, directors and benefit plans. There is no market for our stock with the general public. In order to provide liquidity for our stockholders, an internal market ("Internal Market") is maintained through an independent broker, currently Neidiger, Tucker and Bruner, Inc. (NTB).

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
  Our employees and directors

  •
  Trustees of the benefit plans

  •
  Administrator of the Payroll Deduction Stock Purchase Plan ("PDSPP")

        We may impose limitations on the number of shares that an individual may purchase when there are more buy orders than sell orders for a particular Trade Date. After our Board of Directors determines the stock price for use on the next Trade Date, all stockholders, employees and directors will be advised as to the new stock price and the next Trade Date.

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

Effective Date	CS	YTD Weighted- Average Number of Shares as reflected in Diluted EPS calculation
	(in thousands)	(in thousands)
February 9, 2012	32,962	31,428
May 11, 2012	32,944	31,801
August 10, 2012	32,941	31,851
November 9, 2012	32,779	31,718
February 15, 2013	32,466	31,484
May 17, 2013	31,981	30,222
August 9, 2013	31,455	30,192
November 14, 2013	30,923	29,985
February 14, 2014	30,502	29,890

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

        We intend to announce the new stock price and the Trade Date approximately four weeks prior to each Trade Date. The information will be delivered by the broker to all employees and eligible participants in the internal market. In addition, we will file a Current Report on Form 8-K disclosing the new stock price and all components used by our Board of Directors in determining such price in accordance with the valuation methodology described above.

        We will also distribute the most current prospectus for our common stock and our audited annual financial statements to all stockholders, as well as other employees, and to participants in the Internal Market through the employee benefit plans. Such information will be distributed at the same time as our annual reports and proxy information. Solicitations are distributed for voting instructions from stockholders and participants in the employee benefit plans each year.

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

Effective Date	M	P	SE	CS	Price Per Share	Percentage Price Increase (Decrease)
		(in thousands)	(in thousands)	(in thousands)
February 9, 2012	1.2	$124,121	$717,414	32,962	$57.01	2.3%
May 11, 2012	1.2	$110,441	$725,247	32,944	$53.39	(6.3)%
August 10, 2012	1.2	$101,423	$743,484	32,941	$51.39	(3.7)%
November 9, 2012	1.2	$111,722	$746,205	32,779	$54.67	6.4%
February 15, 2013	1.2	$121,490	$734,331	32,466	$57.64	5.4%
May 17, 2013	1.2	$122,922	$717,030	31,981	$58.40	1.3%
August 9, 2013	1.2	$123,684	$717,131	31,455	$59.60	2.1%
November 14, 2013	1.2	$125,432	$735,515	30,923	$61.75	3.6%
February 14, 2014	1.2	$144,682	$763,383	30,502	$69.43	12.4%

Holders of Our Common Stock

        As of February 7, 2014, there were 7,691 holders of record of our common stock. As of such date, all of our common stock of record was owned by our current and retired employees, directors, and by our various employee benefit plans. Common stock is held in a trust for each of our employee benefit plans and each trust is considered one holder of record of our common stock.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock and no cash dividends are contemplated on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

        The following table covers the purchases of our securities by CH2M HILL during the quarter ended December 31, 2013:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October(a)	1,155	$58.56	—	—
November	—	—	—	—
December(a)(b)	580,421	$61.75	—	—

Total	581,576	$61.74	—	—

(a)
Shares purchased by CH2M HILL from terminated employees.

(b)
Shares purchased by CH2M HILL in the Internal Market.

Item 6.    Selected Financial Data

        The selected financial data presented below under the captions "Selected Statement of Operations Data" and "Selected Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2013, are derived from the consolidated financial statements of CH2M HILL Companies, Ltd. and subsidiaries, which consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2013 and 2012, and for each of the years in the three-year period ended December 31, 2013, and the report thereon, are included in Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K. The following information should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto.

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

	Years Ended December 31,
($ in millions, except per share data)	2013		2012		2011		2010	2009
Selected Statement of Operations Data:
Revenue	$5,877.8		$6,160.6	(b)	$5,555.2		$5,422.8	$5,499.3
Operating income	192.4		158.8		185.2		174.8	174.5
Net income attributable to CH2M HILL	118.3		93.0		113.3		93.7	103.7
Net income per common share
Basic	$4.00		$2.99		$3.68		$2.98	$3.25
Diluted	$3.96		$2.95		$3.60		$2.91	$3.18
Selected Balance Sheet Data:
Total assets	$3,056.4		$3,114.6		$2,754.0	(a)	$1,967.1	$1,948.0
Long-term debt, including current maturities	391.1	(d)	252.3	(c)	92.8		37.6	52.3
Total stockholders' equity	642.6		616.7		666.3		554.2	524.8

(a)
The majority of the increase in total assets relates to the acquisition of Halcrow in November 2011.

(b)
The majority of the increase in revenue relates to the acquisition of Halcrow in November 2011.

(c)
The majority of the increase in debt relates to funding for Halcrow operations and cash used for increased working capital needs.

(d)
Substantially all of our long-term debt relates to our revolving credit facility. Borrowings on this facility are primarily used for working capital needs, acquisitions, required pension contributions and funds required to repurchase shares on our internal market.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Summary

        We are an employee-controlled professional engineering services firm providing engineering, construction, consulting, design, design-build, procurement, operations and maintenance, EPC, program management and technical services around the world. Founded in 1946, we have approximately 26,000 employees worldwide.

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

        On November 10, 2011, we purchased all the share capital of Halcrow Holdings Limited ("Halcrow") for approximately £124.0 million ($197.3 million). Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure. Halcrow's employees provide services to our clients in the United Kingdom, Middle East, Canada, the United States, China, India, Australia, South America, and Europe. Halcrow's clients include public and private-sector organizations around the world, including local, regional and national governments, asset owners, international funding agencies, regulators, financial institutions, contractors, developers and operators. The results of operations for Halcrow are reported in both the GEI and EWF operating segment since the date of the acquisition, in accordance with the manner in which the operations are managed.

Summary of Operations

        We organize our reporting structure under which our chief operating decision-maker regularly reviews operating results and makes strategic operating decisions with regard to assessing performance and allocating resources into two segments—the EWF segment and the GEI segment. See Item 1. Business above for a description of the changes to our reporting structure effective January 1, 2014.

Results of Operations for the Year Ended December 31, 2013 Compared to 2012

	2013			2012			Change
($ in millions)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue	Equity in Earnings	Operating Income (Loss)	Revenue		Equity in Earnings	Operating Income (Loss)
Energy, Water and Facilities	$3,215.9	$10.5	$83.9	$3,474.8	$22.6	$88.2	$(258.9)	(7.5)%	$(12.1)	$(4.3)	(4.9)%
Government, Environment and Infrastructure	2,661.9	43.5	127.6	2,685.8	41.1	93.2	(23.9)	(0.9)%	2.4	34.4	36.9%
Corporate	—	—	(19.1)	—	—	(22.6)	—	—	—	3.5	15.5%

Total	$5,877.8	$54.0	$192.4	$6,160.6	$63.7	$158.8	$(282.8)		$(9.7)	$33.6

Energy, Water and Facilities Segment

        Revenue from our EWF segment decreased for the year ended December 31, 2013 compared to the same period in the prior year by $258.9 million, or 7.5%. The decrease in revenue during the year ended December 31, 2013 is due to reduced revenue on three EPC power projects that began in late 2011 and reached their highest levels of field construction in early 2013. Additionally, lower demand for new power plants in the U.S., partially due to increased energy efficiency efforts, has resulted in delays in new construction projects in our power business. A decrease in new construction projects, primarily gas processing and pipeline projects in Canada, have driven revenues from our E&C business lower in 2013 compared to 2012. This decrease in E&C revenues was partially offset by stronger revenue from construction projects in Alaska and program management services in the Middle East. Finally, our water business revenues decreased due primarily to the delay of new design-build projects in the U.S. and Canada until 2014.

        Operating income decreased for the year ended December 31, 2013 by $4.3 million, or 4.9% compared to the prior year period. Our water business operating income decreased due to volume decreases described above and lower consulting service and design-build margins in the U.S. In 2013, we recognized an additional charge on a fixed-price project to design and construct significant improvements to an existing power generation facility in northern California. That project reached substantial completion at the end of 2013 and we do not expect additional cost overrun charges. The decrease in operating income in our power business was partially offset by higher margins on two projects in the U.S. and an Australian project as well as much higher margins in our E&C business. Our E&C business realized higher margins on field services in Alaska, on the favorable resolution of a claim on a construction project in Alaska and on better performance on a gas project in the Middle East.

Government, Environment and Infrastructure Segment

        Revenue from our GEI segment decreased for the year ended December 31, 2013, compared to the same period in the prior year by $23.9 million, or 0.9%. This decline in revenue was primarily the result of lower volumes in our nuclear markets as a result of a decrease in funding levels for large DOE projects. Our GF&I business and environmental business revenues also decreased in 2013 compared to 2012 due to U.S. Federal government budget reductions. All federal client markets experienced reductions in revenue due to project cancellations or delays resulting from decreased budget allocations under the Budget Control Act. This decrease in our GF&I business was partially offset by increased infrastructure revenue related to Hurricane Sandy emergency response consulting services. Our environmental business was able to offset this decrease in federal spending with strong commercial customer growth in all service lines. Significant growth in our global consulting transportation services as well as program management services revenue helped offset the significant decline in nuclear and GF&I market revenue.

        Operating income increased for the year ended December 31, 2013 compared to the same period in the prior year by $34.4 million, or 36.9%. This increase was primarily attributable to an increase in volume from global consulting services, much of which relates to clients and markets acquired, and operational efficiencies in our transportation business. These strong results were partially offset by significantly lower volume on EPA projects and increased business development costs on U.S. Federal sector proposals in our environmental services business. Business development costs incurred on a Military of Defence (MOD) proposal in our GF&I business decreased GF&I's operating income in 2013. Additionally, a decline in DOE related projects and an increase in business development costs for a large nuclear proposal in the United Kingdom decreased operating income in our nuclear business. A gain on the termination of a Halcrow lease obligation also contributed to GEI's strong operating income results during 2013.

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

Energy, Water and Facilities Segment

        Revenue from our EWF segment increased for the year ended December 31, 2012 compared to the same period in 2011 by $690.4 million, or 24.8%. Approximately $177.9 million of the revenue increase in 2012 relates to Halcrow operations. The remaining increase in revenue of $512.5 million is primarily attributable to four EPC power projects awarded in late 2011. Our E&C business also experienced year over year increases in revenues due to higher volumes on operations and maintenance projects on the North Slope of Alaska. Additionally, we experienced improved volumes in our North American design-build water and wastewater reclamation projects as well as increases in our international water projects in the United Kingdom and Middle East. These increases were partially offset by a decrease in revenue from a significant water project that completed the design-build phase of the project in 2012 and transitioned into the operations phase.

        Operating income decreased for the year ended December 31, 2012 by $11.4 million, or 11.4% compared to the same period in 2011. During the year ended December 31, 2012, approximately $9.8 million of the decrease related to losses in Halcrow's operations, which was comprised of $2.2 million of operating income, $5.4 million of acquisition related amortization expense and $6.6 million in costs incurred to integrate the Halcrow operations. Excluding Halcrow, operating income was $98.0 million for the year ended December 31, 2012 compared to $99.6 million in the comparable 2011 period. The annual results for 2012 were negatively impacted by a significant loss on a power project in the western United States as well as two loss projects within our E&C business in North America. These project losses were partially offset by better performance in our E&C construction business where we were able to reduce losses on projects in 2012 compared to 2011, as well as the recovery of costs on an operations management project in the southwest United States in the second quarter of 2012. In addition, allocable corporate overhead costs and indirect spending within the EWF segment decreased during 2012 compared to 2011. While revenues from our Water business increased during 2012, operating profit for the same period remained relatively constant due to certain higher margin contracts being completed in 2011 as well as slightly higher overhead costs during 2012.

Government, Environment and Infrastructure Segment

        Revenue from our GEI segment decreased for the year ended December 31, 2012, compared to the same period in the prior year by $85.0 million, or 3.1%. Excluding revenue related to Halcrow of $394.1 million, the segment experienced a decline of $479.1 million during the year ended December 31, 2012. This decline in revenue was primarily the result of lower volumes in our nuclear markets as a result of a decrease in funding levels for large DOE projects as well as lower design build volumes in the Middle East in our GF&I business. These decreases were partially offset by improved results in our domestic and international environmental services private-sector clients business as well as growth in our domestic transportation business, driven by the Booz Allen Hamilton acquisition in 2011.

        Operating income decreased for the year ended December 31, 2012 compared to the same period in the prior year by $13.8 million, or 12.9%. Our GEI operating results were affected by a 2012 loss of approximately $27.7 million in Halcrow's operations which was comprised of $6.2 million of income from operations, $18.6 million of acquisition related amortization expense and $15.3 million of costs incurred to integrate the Halcrow operations. Excluding Halcrow, operating income was $120.9 million for the year ended December 31, 2012 compared to $107.0 million in the comparable 2011 period. This increase of $13.9 million in operating income, excluding Halcrow, relates primarily to volume growth in our ES business and our North American consulting services in our transportation business. In addition, excluding Halcrow, allocable corporate overhead costs and indirect spending within the GEI division decreased during 2012 in comparison to 2011. The operating income increase, excluding Halcrow, was significantly impacted by increased costs on various U.S. government military base facility projects within our GF&I business, resulting in an overall decrease in gross margin. The overall decrease in revenue volumes in our nuclear and GF&I markets discussed above also impacted our operating income for the year. These decreases in earnings were principally offset by fees earned from the successful completion of the venues on the London 2012 Olympics.

Corporate

        The Corporate segment includes expenses which represent centralized management costs that are not allocable to individual operating segments and primarily include expenses associated with administrative functions such as executive management, legal, and general business development activities. Corporate expenses were $19.1 million, $22.6 million and $21.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in corporate costs in 2013 compared to 2012 is primarily due to a decrease in acquisition and business development, investor relations and severance costs. The increase in corporate costs in 2012 compared to 2011 is primarily due to increased severance costs associated with overhead reduction efforts offset by a decrease in activities associated with initiatives for potential acquisitions and business development activities.

Income Taxes

        The income tax provisions for the years ended December 31, 2013, 2012 and 2011 are as follows:

($ in millions)	Income Tax Provision	Effective Tax Rate
2013	$50.7	30.0%
2012	$52.1	35.9%
2011	$55.9	33.1%

        The effective tax rate for the quarter ended and year ended December 31, 2013 was 24.5% and 30.0% compared to 38.0% and 35.9%, respectively for the same periods in the prior year. The effective tax rates in 2013 were lower in comparison to the effective tax rates in 2012 primarily due to a 2013 increase in profitability in foreign jurisdictions, the 2013 reinstatement of the research and experimentation credit, and the benefits of end of year foreign tax planning. During the fourth quarter of 2013, the company restructured the legal ownership of certain foreign operations to align with their strategic priorities, to better manage project risk, and to enhance their treasury function. The restructuring enabled the company to utilize tax attributes in the determination of the tax provision that reduced the effective tax rate for the quarter ended and the year ended December 31, 2013. Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

        We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our tax provision by recording a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2013 and 2012, we reported a valuation allowance of $227.0 million and $231.7 million, respectively, related primarily to the reserve of certain foreign net loss carryforwards.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash balances, cash flows from operations, borrowings under our revolving line of credit and other financing arrangements. Our primary uses of cash are to fund our working capital, acquisitions, capital expenditures and purchases of stock presented on our internal market. As is common within our industry, we partner with other EPC firms on specific projects to leverage the skills of the respective partners and decrease our risk of loss. Often projects of this nature require significant cash contributions and the ventures created under these partnerships may retain cash earned while the project is being completed. As of December 31, 2013 and December 31, 2012 approximately $112.2 million and $118.8 million of our cash was held in bank accounts within these consolidated joint ventures. Additionally, we form entities to do business in countries around the world. In order to fund the working capital requirements of these businesses, we held cash in numerous international accounts at December 31, 2013 and December 31, 2012 of $247.8 million (including $67.1 million in consolidated joint ventures) and $260.0 million (including $78.4 million in consolidated joint ventures), respectively.

        During the twelve months ended December 31, 2013, cash provided by operations was $93.2 million compared to $134.2 million for the same period last year. The $41.0 million decrease in operating cash flow during the current period was primarily attributable to an increase in working capital requirements during the twelve months ended December 31, 2013. Cash flows from operations primarily result from earnings on our operations and changes in our working capital. Earnings from our operations vary from period to period based primarily on the mix of our projects underway and the percentage of project work completed during that period. Our working capital requirements are also highly dependent on project mix, stage of completion as well as the commercial terms of the project contracts. For example, most contracts require payment as the project progresses; however, on certain types of projects we receive advanced payments from the customer. These advance payments are initially recognized as obligations to perform work in the future, or billings in excess of revenue. As the project is completed billings in excess of revenue is reduced and gross revenues are recognized; however, no new cash is generated from the reduction in the obligation. As a result of fluctuating earnings and significant working capital changes described above, the amount of cash generated by our operations varies.

        We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at December 31, 2013, we have deemed the allowance for doubtful accounts to be adequate; however, economic conditions may adversely impact some of our clients' ability to pay our bills or the timeliness of their payments.

        Cash used in investing activities was $57.9 million for the twelve months ended December 31, 2013 compared to $33.1 million for the same period in 2012. The majority of cash used in our investing activities for the period ended December 31, 2013 relates to capital expenditures of $93.2 million compared to $46.7 million spent on capital expenditures in the twelve months ended December 31, 2012. Capital expenditures in the twelve months ended December 31, 2013 primarily related to upgrades of our enterprise resource planning system, equipment to support projects on the North Slope of Alaska and improvements to our corporate offices in Colorado. We periodically make working capital advances to certain of our unconsolidated joint ventures and, periodically, such advances are repaid to us from the joint ventures. This investing activity is reflected in our Consolidated Statements of Cash Flows on a gross basis. During the year ended December 31, 2013 we received working capital repayments from our unconsolidated joint ventures of $70.7 million, including a distribution of $49.1 million from a major nuclear joint venture project and $20.2 million from an international transportation joint venture. Working capital advances to our unconsolidated joint ventures for the twelve months ended December 31, 2013 were $41.1 million, compared to $24.5 million for the same period in 2012, including an advance of $15.7 million to a major nuclear joint venture project and $20.1 million to an international transportation joint venture.

        Cash used in financing activities was $38.4 million for the twelve months ended December 31, 2013 compared to cash provided by financing activities of $1.8 million for the same period in 2012. Net borrowings on long-term debt, primarily from our credit facility, totaling $138.9 million in the current twelve month period, was $20.5 million less than the same period a year ago and was the major contributor to the decrease in financing cash flows. Purchases of stock on our internal market totaled $146.0 million during the twelve months ended December 31, 2013, which was an $11.1 million decrease, compared to the same period in the prior year and represented the most significant use of financing cash flows in the current year. For additional information regarding repurchases of stock and our Internal Market, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. In September 2013, Halcrow entered into an agreement to terminate its obligations under a lease, including $66.1 million remaining on a capital lease and related obligations as well as an operating lease obligation, with a third party. Under the terms of this agreement Halcrow paid $27.0 million to the third party which resulted in a gain on termination of the obligations of $15.5 million.

        We finance our operations, acquisitions and capital expenditures using a variety of capital vehicles including an unsecured revolving Credit Facility (the "Credit Facility"). The Credit Facility, which matures in April 2017, provides us the opportunity to borrow cash and issue letters of credit for a total amount up to $900.0 million. Under the terms of the Amended Credit Agreement, which governs the use of the Credit Facility, we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $200 million. The revised credit facility has a subfacility for the issuance of standby letters of credit in a face amount up to $500.0 million and a subfacility up to $300.0 million for multicurrency borrowings. As of December 31, 2013, we were in compliance with the covenants required by the Amended Credit Agreement.

        At December 31, 2013, $376.8 million in borrowings were outstanding on the Credit Facility. The average rate of interest charged on that balance was 2.07% as of December 31, 2013. At December 31, 2013, the total outstanding letters of credit issued under the Credit Facility and other bank guarantee facilities were $201.9 million. The remaining unused borrowing capacity under the Credit Facility as of December 31, 2013 was $385.6 million. There can be no assurance that the capacity under this facility will be adequate to fund future operations or acquisitions we may pursue from time to time. Based on our total cash and credit capacity available at December 31, 2013, we believe we have sufficient resources to fund our operations, any future acquisition and capital expenditure requirements, as well as purchases of common stock presented on our internal market, should we choose to do so, for the next 12 months and beyond. Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash, we may either choose to finance new opportunities using borrowings under our Credit Facility, issuance of new equity or other debt. In some instances we may use a combination of one or more of these financing mechanisms.

Off-Balance Sheet Arrangements

        We have interests in multiple joint ventures, some of which are unconsolidated variable interest entities, to facilitate the completion of contracts that are jointly performed with our joint venture partners. These joint ventures are formed to leverage the skills of the respective partners and include consulting, construction, design, project management and operations and maintenance contracts. Our risk of loss on joint ventures is similar to what the risk of loss would be if the project was self-performed, other than the fact that the risk is shared with our partners. See further discussion in Note 3—Variable Interest Entities and Equity Method Investments of the Notes to the Consolidated Financial Statements in Item 15, of this Annual Report on Form 10-K.

        There were no substantial changes to other off-balance sheet arrangements or contractual commitments during the twelve months ended December 31, 2013.

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

        We believe that we will be able to continue to have access to professional liability and general casualty insurance, as well as bonds, with sufficient coverage limits, and on acceptable financial terms necessary to support our business. The cost of such coverage has remained stable during 2013 and is expected to continue to be stable in the foreseeable future. For additional information, see Item 1A. Risk Factors.

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

        Contractual obligations outstanding as of December 31, 2013 are summarized below:

	Amount of Commitment Expiration Per Period
($ in millions) Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed
Letters of credit	$121.1	$10.5	$8.1	$24.9	$164.6
Bank guarantees	17.3	13.4	6.6	—	37.3
Total debt	4.1	382.9	3.0	1.1	391.1
Interest payments	8.5	24.5	0.3	—	33.3
Operating lease obligations	99.0	146.8	81.7	37.2	364.7
Surety and bid bonds	1,301.6	274.1	20.8	—	1,596.5

Total	$1,551.6	$852.2	$120.5	$63.2	$2,587.5

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

        Cost-Plus Contracts.    Cost-plus contracts can be cost plus a fixed fee or rate, or cost plus an award fee. Under these types of contracts, we charge our clients for our costs, including, both direct and indirect costs, plus a fixed negotiated fee or award fee. We generally recognize revenue based on the actual labor costs and non-labor costs we incur, plus the portion of the fixed fee or award fee we have earned to date. If the actual labor hours and other costs we expend are lower than the total number of hours and other costs we have estimated, our revenues related to cost recoveries from the project will be lower than originally estimated. If the actual labor hours and other costs we expend exceed the original estimate, we must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs.

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

Goodwill

        Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a purchase business combination is not amortized, but instead, is tested for impairment at least annually in accordance with the provisions of the FASB Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), as amended under Accounting Standards Update 2011-08 ("ASU 2011-08"). In performing the annual impairment test, we evaluate our goodwill at the reporting unit level which we have determined based upon our various lines of business within each of our reporting segments. Under the guidance of ASC 350, we have the option to assess either quantitative or qualitative factors to determine if it is more likely than not that the fair values of our reporting units are less than their carrying amounts. If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts, then the next step of the impairment test is unnecessary. If we conclude otherwise, then we are required to test goodwill for impairment under the two-step process. The two-step process involves comparing the estimated fair value of each reporting unit to the unit's carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, we would then perform a second step to measure the amount of goodwill impairment loss to be recorded. We determine the fair value of our reporting units using a market approach. Our market based valuation method provides estimates of the fair value of our reporting units based on applying a multiple to our estimate of a cash flow metric for each business unit. Our annual goodwill impairment test is conducted as of October 1st of each year. For 2013, we selected the qualitative method to assess if it was not more likely than not that the carrying value of the reporting units exceeds their fair value and, as a result, we considered various relevant factors including current and expected macroeconomic conditions, industry and market considerations, specific reporting unit performance and other changes in the overall business. Based on these considerations, we concluded there was no indication of impairment of goodwill in any of our reporting units.

Pension and Postretirement Employee Benefits

        The unfunded or overfunded projected benefit obligation of our defined benefit pension plans and other postretirement benefits are recorded in our consolidated financial statements using actuarial valuations that are based on many assumptions. These assumptions primarily include discount rates, rates of compensation increases for participants, and long-term rates of return on plan assets. We use judgment in selecting these assumptions each year because we have to consider not only the current economic environment in each host country, but also future market trends, changes in interest rates and equity market performance. Our plan liabilities are most sensitive to changes in the discount rates, which if reduced by 25 basis points, plan liabilities for the U.S. and non-U.S. plans would increase by approximately $6.0 million and $49.1 million, respectively. Changes in these assumptions have an immaterial impact on our net periodic pension costs as most of our defined benefit arrangements have been closed to new entrants and ceased future accruals.

Recent Accounting Standards

        See Recent Accounting Standards in Note 1 to our Consolidated Financial Statements in Item 15 below.

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

        Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable. As of December 31, 2013 and December 31, 2012, accruals for potential estimated claim liabilities were $15.5 million and $34.4 million, respectively.

        In 2010, we were notified that the U.S. Attorney's Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M HILL Hanford Group ("CH2M HILL Subsidiary") employees pleaded guilty on felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney's Office raised the possibility of violations of the civil False Claims Act and criminal charges for possible violations of federal criminal statutes arising from CH2M HILL's Subsidiary overtime practices on the project. In September 2012, the government intervened in a civil False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud. In March 2013, we entered into a Non-Prosecution Agreement ("NPA") concluding the criminal investigation so long as we comply with the terms of the NPA. The NPA requires us to comply with ongoing requirements for three years after the effective date. By a separate agreement, we obtained dismissal of the civil False Claims Act case. We paid $18.5 million in total under both agreements. As a result, no criminal charges were brought against CH2M HILL Subsidiary or any CH2M HILL entities, and the civil False Claims Act case was dismissed.

        In connection with the Halcrow acquisition, we assumed a lease obligation for office space which was entered into by a Halcrow subsidiary in 1981 and was previously occupied and used as one of Halcrow's primary office locations. Subsequently, Halcrow vacated the space and was subleasing the building to third parties. The lease required Halcrow to continue to make lease payments until 2080 with rent escalating provisions that could have increased with market conditions. In 2012, we obtained a final third party determination of the fair value of this lease obligation and the associated real property in order to complete the purchase price allocation. As a result, the capital lease and related obligations, as well as the related building asset were included in the consolidated balance sheet as of December 31, 2012. Capital lease and related obligations as of December 31, 2012 were $66.1 million and was included primarily in other long-term liabilities in the consolidated balance sheet. We also assumed an operating lease for the associated land on which the building is located with total lease payments due over the remaining term of the lease totaling $36.8 million as of December 31, 2012. In September 2013, Halcrow entered into an agreement to terminate its obligations under the lease, including $66.1 million remaining on the capital lease and related obligations as well as the operating lease obligation, to a third party. Under the terms of this agreement Halcrow paid $27.0 million to the third party which resulted in a gain on termination of the obligations of $15.5 million. The related building asset and obligations were relieved from the consolidated balance sheets and the gain was recognized as a reduction in general and administrative expenses for the year ended December 31, 2013.

Disclosure of Iranian Activities Under Section 13(r) of the Securities Exchange Act of 1934

        As previously disclosed in our Form 10-Q for the quarter ended September 30, 2013 and in our Form 10-K for the year ended December 31, 2012, we acquired Halcrow, a U.K. engineering consulting company in November 2011. Halcrow provides services to clients worldwide and prior to the acquisition, Halcrow had a small presence in Iran. As a condition of the acquisition, we required Halcrow and its subsidiaries to terminate all activities in Iran. Halcrow undertook expedient steps to withdraw all operational activities from Iran.

        In order to complete the remaining wind-down activities in accordance with applicable laws in the United States and the European Union, Halcrow applied for and received specific licenses from the Office of Foreign Assets Control ("OFAC") of the U.S. Department of Treasury and from Her Majesty's Treasury ("HMT") in the United Kingdom. Pursuant to these authorizations, in the fourth quarter of 2013, Halcrow paid an amount equal to $27,525 from an account with Bank Tejarat, an Iranian bank designated under Executive Order 13382, to non-designated Iranian persons related to its wind-down activities, including for the payment of taxes, legal expenses and accounting expenses. Halcrow also received funds into its account at Bank Tejarat in the amount equal to $25,697 from a former non-designated Iranian customer for work performed prior to Halcrow's acquisition by CH2M HILL. A portion of these funds were drawn on a check from Bank Saderat, an Iranian bank designated under Executive Order 13224. As the expenses associated with these wind-down activities exceeded gross receipts, no net profits were attributable to such wind-down activities in 2013. These activities (which were denominated in Iranian rials) were reported to OFAC and HMT per the requirements of Halcrow's authorizations. Once all remaining wind-down activities are complete in accordance with the authorizations received from OFAC and HMT, Halcrow does not intend to continue such activities.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

        Foreign currency exchange rates.    We operate in many countries around the world and as a result, are exposed to foreign currency exchange rate risk on transactions in numerous countries. We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as, intercompany trade balances among our entities with differing currencies. In order to mitigate this risk, we enter into derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. As of December 31, 2013, the foreign exchange contracts outstanding were insignificant.

        Interest rates.    Our interest rate exposure is primarily limited to our unsecured revolving Credit Facility. As of December 31, 2013 the outstanding balance on the unsecured revolving Credit Facility was $376.8 million. We have assessed the market risk exposure on this financial instrument and determined that any significant change to the fair value of this instrument would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured Credit Facility, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $3.8 million.

Item 8.    Financial Statements and Supplementary Data

        Reference is made to the information set forth beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        We carried out an evaluation as of the last day of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

        The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Certain information required by this item is incorporated by reference from CH2M HILL's definitive proxy statement for its 2014 Annual Meeting of Stockholders. Information regarding the executive officers of CH2M HILL is presented below:

EXECUTIVE OFFICERS OF CH2M HILL

        The executive officers of CH2M HILL are listed below, along with their ages, tenure as officer and business background for at least the last five years.

Jacqueline C. Hinman. Age 52. Ms. Hinman is the President and Chief Executive Officer of CH2M HILL since January 1, 2014. She previously served as the Senior Vice President and President of the International Division of CH2M HILL from 2011 and as the President of the Facilities and Infrastructure Division from 2009 until 2011 and served as the Vice President, Major Programs and Executive Director for Mergers and Acquisitions between 2009 and 2010. Between 2007 and 2009, she led our Center for Project Excellence.

John A. Madia. Age 58. Mr. Madia is the Chief Human Resources Officer of CH2M HILL since November 2009. In May 2009 he joined CH2M HILL as Senior Vice President of Human Resources and became an Executive Vice President in February 2014. Mr. Madia came to CH2M HILL from Dow Chemical Company where he was Vice President of Human Resources from 2006 to 2009.

Lee A. McIntire. Age 65. Mr. McIntire is the Executive Chairman of the Board of Directors of CH2M HILL since January 1, 2014. He previously served as Chairman of the Board since 2010 and Chief Executive Officer of CH2M HILL from 2009 through 2013. He joined CH2M HILL as the President and Chief Operating Officer in 2006.

Michael E. McKelvy. Age 54. Mr. McKelvy is the Chief Delivery Officer of CH2M HILL since January 1, 2014. He previously served as Senior Vice President of CH2M HILL and President of the Government, Environment and Infrastructure Division since 2012 and became an Executive Vice President in February 2014. From 2009 to 2011, Mr. McKelvy was the President of the Government, Environment and Nuclear Division. Prior to these positions, Mr. McKelvy was the President for the Industrial Client business between 2006 and 2009.

Gregory S. Nixon. Age 50. Mr. Nixon is an Executive Vice President and Chief Legal Officer of CH2M HILL. He joined CH2M HILL in November 2013 as Senior Vice President and became an Executive Vice President in February 2014. Prior to joining CH2M HILL, he was Senior Vice President, General Counsel and Corporate Secretary of DynCorp International, Inc. (global logistics, aviation and operations company) from 2009 to 2013.

JoAnn Shea. Age 49. Ms. Shea is the Interim Chief Financial Officer since February 13, 2014. She also serves as Chief Accounting Officer of CH2M HILL since 2006 and a Vice President and Controller since 2003. She also served as Interim Chief Financial Officer of CH2M HILL from May to November of 2010.

Michael A. Szomjassy. Age 63. Mr. Szomjassy is the President of the Energy Market of CH2M HILL since January 1, 2014. He previously served as President of the Energy, Water and Facilities Division since August 2012 and became an Executive Vice President in February 2014. He previously served as President of the Environmental Services business of CH2M HILL from 2011 until 2012. Between 2007 and 2010, Mr. Szomjassy served as the Deputy Program Director for the CLM Delivery Partner, a joint venture providing program management services to the Olympic Delivery Authority for the London 2012 Olympic and Paralympic Games.

        There are no family relationships among the executive officers or directors of CH2M HILL. The executive officers are elected by the Board of Directors each year and hold office until the organizational meeting of the Board in the next subsequent year and until his or her successor is chosen or until his or her earlier death, resignation or removal.

Item 11.    Executive Compensation

        Information required by this item is incorporated by reference from CH2M HILL's definitive proxy statement for its 2014 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this item is incorporated by reference from CH2M HILL's definitive proxy statement for its 2014 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this item is incorporated by reference from CH2M HILL's definitive proxy statement for its 2014 Annual Meeting of Stockholders.

Item 14.    Principal Accounting Fees and Services

        Information required by this item is incorporated by reference from CH2M HILL's definitive proxy statement for its 2014 Annual Meeting of Stockholders.

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
3.2
Certificate of Amendment of Certificate of Incorporation of CH2M HILL Companies, Ltd. (filed as Exhibit 3.1 to CH2M HILL's Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 000-27261), and incorporated herein by reference)
3.3	Amended and Restated Bylaws of CH2M HILL Companies, Ltd. (filed as Exhibit 3.1 to CH2M HILL's Form 8-K on September 17, 2013 (Commission File No. 000-27261), and incorporated herein by reference)
+10.1
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
*+10.4	CH2M HILL Companies, Ltd. Amended and Restated Restricted Stock Plan effective September 13, 2013

Exhibit Number	Description
+10.5	CH2M HILL Companies, Ltd. Amended and Restated Deferred Compensation Plan effective January 1, 2011 (filed as Exhibit 10.5 to CH2M HILL's Form 10-Q for the quarter ended June 30, 2012 (Commission File No. 000-27261), and incorporated herein by reference)
+10.6	CH2M HILL Companies, Ltd. Supplemental Executive Retirement and Retention Plan effective January 1, 2013 (Commission File No. 002-27261)
+10.7
Form of Change of Control Agreement between CH2M HILL Companies, Ltd. and employee directors and executive officers, effective as of July 1, 2010 (filed as Exhibit 10.1 to CH2M HILL's Form 10-Q for the quarter ended September 30, 2010, (Commission File No. 002-27261), and incorporated herein by reference)
+10.8
CH2M HILL Companies, Ltd. Death Benefit Only Plan effective September 13, 2012 (filed as Exhibit 10.1 to CH2M HILL's Form 10-Q for the quarter ended September 30, 2012 (Commission File No. 000-27261), and incorporated herein by reference)
10.9
Contract with Neidiger, Tucker, Bruner, Inc. dated as of July 1, 2006 (filed as Exhibit 10.12 to CH2M HILL's Form 10-K for the year ended December 31, 2010 (Commission File No. 000-27261), and incorporated herein by reference)
10.10
Addendum to Contract with Neidiger, Tucker, Bruner, Inc. dated as of February 11, 2011 (filed as Exhibit 10.1 to CH2M HILL's Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 000-27261), and incorporated herein by reference)
10.11
Addendum to Contract with Neidiger, Tucker, Bruner, Inc. dated as of June 21, 2012 (filed as Exhibit 10.4 to CH2M HILL's Form 10-Q for the quarter ended June 30, 2012 (Commission File No. 000-27261), and incorporated herein by reference)
10.12
Amended and Restated Credit Agreement dated as of April 19, 2012, by and among CH2M HILL Companies, Ltd. and certain of its subsidiaries, Wells Fargo Bank, National Association, and other lenders as party thereto (filed as Exhibit 10.1 to CH2M HILL's Form 10-Q for the quarter ended June 30, 2012 (Commission File No. 000-27261), and incorporated herein by reference)
*21.1	Subsidiaries of CH2M HILL Companies, Ltd.
*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
*24.1	Power of Attorney authorizing signature
*31.1	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Written Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
*32.2	Written Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
99.1	Internal Market Rules, (filed as Exhibit 99.1 to CH2M HILL's Form 8-K on February 11, 2011 (Commission File No. 000-27261), and incorporated herein by reference)
**101.INS	XBRL Instance Document

Exhibit Number	Description
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

        We have audited the accompanying consolidated balance sheets of CH2M HILL Companies, Ltd. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, CH2M HILL Companies, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

KPMG LLP

Denver, Colorado
February 24, 2014

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$294,261	$310,638
Available-for-sale securities	1,074	2,135
Receivables, net—
Client accounts	779,159	794,903
Unbilled revenue	611,197	570,914
Other	21,503	19,606
Income tax receivable	15,999	6,905
Deferred income taxes	51,379	75,556
Prepaid expenses and other current assets	80,923	82,299

Total current assets	1,855,495	1,862,956
Investments in unconsolidated affiliates	92,287	118,008
Property, plant and equipment, net	226,425	212,007
Goodwill	573,487	562,461
Intangible assets, net	96,658	133,657
Deferred income taxes	129,591	155,250
Employee benefit plan assets and other	82,454	70,245

Total assets	$3,056,397	$3,114,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,099	$3,497
Accounts payable and accrued subcontractor costs	463,516	568,507
Billings in excess of revenue	358,590	385,985
Accrued payroll and employee related liabilities	337,546	335,457
Other accrued liabilities	188,600	216,907

Total current liabilities	1,352,351	1,510,353
Long-term employee related liabilities	574,816	574,406
Long-term debt	387,023	248,832
Other long-term liabilities	99,623	164,285

Total liabilities	2,413,813	2,497,876
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, Class A $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 28,782,277 and 29,845,190 issued and outstanding at December 31, 2013 and 2012, respectively	288	298
Additional paid-in capital	—	—
Retained earnings	763,095	734,033
Accumulated other comprehensive loss	(138,963)	(130,671)

Total CH2M HILL common stockholders' equity	624,420	603,660
Noncontrolling interests	18,164	13,048

Total equity	642,584	616,708

Total liabilities and stockholders' equity	$3,056,397	$3,114,584

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands except per share amounts)

	For The Years Ended December 31
	2013	2012	2011
Gross revenue	$5,877,819	$6,160,553	$5,555,233
Equity in earnings of joint ventures and affiliated companies	54,010	63,674	64,477
Operating expenses:
Direct cost of services and overhead	(4,686,005)	(4,967,318)	(4,487,584)
General and administrative	(1,053,462)	(1,098,070)	(946,973)

Operating income	192,362	158,839	185,153
Other income (expense):
Interest income	1,742	1,496	534
Interest expense	(12,244)	(9,972)	(4,328)

Income before provision for income taxes	181,860	150,363	181,359
Provision for income taxes	(50,708)	(52,066)	(55,930)

Net income	131,152	98,297	125,429
Less: Income attributable to noncontrolling interests	(12,818)	(5,321)	(12,132)

Net income attributable to CH2M HILL	$118,334	$92,976	$113,297

Net income attributable to CH2M HILL per common share:
Basic	$4.00	$2.99	$3.68
Diluted	$3.96	$2.95	$3.60
Weighted average number of common shares:
Basic	29,612,309	31,081,679	30,823,954
Diluted	29,889,844	31,483,901	31,427,823

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year ended December 31,
	2013	2012	2011
Net Income	$131,152	$98,297	$125,429
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,596)	13,384	(15,052)
Benefit plan adjustments, net of tax	(3,053)	(83,066)	(26,868)
Unrealized loss on available-for-sale investments and other, net of tax	(642)	(133)	(34)

Other comprehensive loss	(8,291)	(69,815)	(41,954)

Comprehensive income	122,861	28,482	83,475
Less: comprehensive income attributable to noncontrolling interests	12,818	5,321	12,132

Comprehensive income attributable to CH2M HILL	$110,043	$23,161	$71,343

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(Dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings		Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2010	30,527,473	$305	$—	$563,343	$(18,768)	$9,288	$554,168
Net income	—	—	—	113,297	—	12,132	125,429
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(15,185)	133	(15,052)
Benefit plan adjustments, net of tax	—	—	—	—	(26,868)	—	(26,868)
Unrealized loss on equity investments, net of tax	—	—	—	—	(34)	—	(34)
Distributions to affiliates, net	—	—	—	—	—	(11,799)	(11,799)
Shares issued in connection with stock based compensation and employee benefit plans	1,535,357	16	115,239	—	—	—	115,255
Shares issued in connection with purchase of Halcrow Holdings, Ltd.	342,379	3	18,838	—	—	—	18,841
Shares purchased and retired	(1,354,555)	(13)	(134,077)	40,463	—	—	(93,627)

Balance at December 31, 2011	31,050,654	311	—	717,103	(60,855)	9,754	666,313
Net income	—	—	—	92,976	—	5,321	98,297
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	13,383	1	13,384
Benefit plan adjustments, net of tax	—	—	—	—	(83,066)	—	(83,066)
Unrealized loss on equity investments, net of tax	—	—	—	—	(133)	—	(133)
Distributions to affiliates, net	—	—	—	—	—	(2,028)	(2,028)
Shares issued in connection with stock based compensation and employee benefit plans	1,236,561	12	81,142	—	—	—	81,154
Shares purchased and retired	(2,442,025)	(25)	(81,142)	(76,046)	—	—	(157,213)

Balance at December 31, 2012	29,845,190	298	—	734,033	(130,671)	13,048	616,708
Net income	—	—	—	118,334	—	12,818	131,152
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(4,597)	1	(4,596)
Benefit plan adjustments, net of tax	—	—	—	—	(3,053)	—	(3,053)
Unrealized loss on equity investments, net of tax	—	—	—	—	(642)	—	(642)
Distributions to affiliates, net	—	—	—	—	—	(7,703)	(7,703)
Shares issued in connection with stock based compensation and employee benefit plans	1,115,748	11	64,572	—	—	—	64,583
Shares purchased and retired	(2,178,661)	(21)	(64,572)	(89,272)	—	—	(153,865)

Balance at December 31, 2013	28,782,277	$288	$—	$763,095	$(138,963)	$18,164	$642,584

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For The Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net income	$131,152	$98,297	$125,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,533	79,631	48,215
Stock-based employee compensation	50,682	61,390	71,495
Loss on disposal of property, plant and equipment	5,039	886	2,403
Gain on termination of lease obligation	(15,468)	—	—
Allowance for uncollectible accounts	4,487	4,060	5,846
Deferred income taxes	31,908	(21,958)	(22,107)
Undistributed earnings from unconsolidated affiliates	(54,010)	(63,674)	(64,477)
Distributions of income from unconsolidated affiliates	54,332	42,449	57,597
Contributions to defined benefit pension plans	(31,309)	(34,034)	(14,659)
Changes in current assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	(42,183)	(216,070)	25,513
Prepaid expenses and other	(8,076)	(33,676)	(18,209)
Accounts payable and accrued subcontractor costs	(100,885)	167,945	(34,605)
Billings in excess of revenues	(14,584)	(8,717)	85,775
Accrued payroll and employee related liabilities	5,630	36,034	28,814
Other accrued liabilities	(32,378)	(15,135)	(12,420)
Current income taxes	(9,789)	29,862	(68,279)
Long-term employee related liabilities and other	44,161	6,901	41,069

Net cash provided by operating activities	93,242	134,191	257,400
Cash flows from investing activities:
Capital expenditures	(93,157)	(46,710)	(30,202)
Acquisitions, net of cash acquired	—	—	(187,678)
Investments in unconsolidated affiliates	(41,114)	(24,491)	(29,162)
Distributions of capital from unconsolidated affiliates	70,663	37,172	23,627
Proceeds from sale of operating assets	5,692	956	6,415

Net cash used in investing activities	(57,916)	(33,073)	(217,000)
Cash flows from financing activities:
Borrowings on long-term debt	1,662,136	1,438,455	451,129
Payments on long-term debt	(1,523,190)	(1,279,010)	(476,796)
Repurchases and retirements of common stock	(146,044)	(157,213)	(93,627)
Payment on termination of lease obligation	(27,033)	—	—
Acquisition payments	(2,670)	(9,174)	—
Excess tax benefits from stock-based compensation	6,083	10,741	13,066
Net distributions to noncontrolling interests	(7,703)	(2,028)	(11,799)

Net cash (used in) provided by financing activities	(38,421)	1,771	(118,027)
Effect of exchange rate changes on cash	(13,282)	(517)	(4,512)

(Decrease) Increase in cash and cash equivalents	(16,377)	102,372	(82,139)
Cash and cash equivalents, beginning of year	310,638	208,266	290,405

Cash and cash equivalents, end of year	$294,261	$310,638	$208,266

Supplemental disclosures:
Cash paid for interest	$12,122	$9,704	$3,994
Cash paid for income taxes	$6,253	$34,932	$113,426

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Business and Significant Accounting Policies

  Summary of Business

        CH2M HILL Companies, Ltd. and subsidiaries ("We", "Our", "CH2M HILL" or the "Company") is a project delivery firm founded in 1946. We are a large employee-controlled professional engineering services firm providing engineering, construction, consulting, design, design-build, procurement, engineering-procurement-construction ("EPC"), operations and maintenance, program management and technical services to U.S. federal, state, municipal and local government agencies, national governments, as well as private industry and utilities, around the world. A substantial portion of our professional fees are derived from projects that are funded directly or indirectly by government entities.

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

        The equity method of accounting is used for investments in companies which we do not control; however, we have the ability to exercise significant influence over operating and financial policies of the investee. Our consolidated net income includes our Company's proportionate share of the net income or loss of these companies. The cost method of accounting is used for our investments in companies that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. These investments are recorded at cost.

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Business and Significant Accounting Policies (Continued)

  Fair Value Measurements

        Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based off of unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based off of significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. There were no significant transfers between levels during the year ended December 31, 2013.

  Income Taxes

        We account for income taxes utilizing an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax effects of events that have been recognized in the financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactment of changes in the tax laws or rates. Deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized. Annually, we determine the amount of undistributed foreign earnings invested indefinitely in our foreign operations. Deferred taxes are not provided on those earnings. In addition, the calculation of tax assets and liabilities involves uncertainties in the application of complex tax regulations. For income tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We record reserves for uncertain tax positions that do not meet these criteria.

  Cash and Cash Equivalents

        Highly liquid investments with original short-term maturities of less than three months are considered cash equivalents in the consolidated balance sheets and statements of cash flows. We maintain a cash management system which provides for cash sufficient to pay checks as they are submitted for payment and we invest cash in excess of this amount in interest-bearing short-term investments such as certificates of deposit and commercial paper. In addition, cash and cash equivalents on our consolidated balance sheets include cash held within our consolidated joint venture entities which is used for operating activities of those joint ventures. As of December 31, 2013 and 2012, cash and cash equivalents held in our consolidated joint ventures and reflected on the consolidated balance sheets totaled $112.2 million and $118.8 million, respectively.

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

        Depreciation for owned property is based on the estimated useful lives of the assets using the straight-line method for financial statement purposes. Useful lives for buildings range from 6 to 20 years. Furniture, fixtures, computers, software and other equipment are depreciated over their useful lives from 3 to 10 years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease up to 10 years.

  Goodwill

        Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a purchase business combination is not amortized, but instead, is tested for impairment at least annually in accordance with the provisions of the FASB Accounting Standards Codification ("ASC") 350, Intangibles-Goodwill and Other ("ASC 350"), as amended under Accounting Standards Update 2011-08 ("ASU 2011-08"). In performing the annual impairment test, we evaluate our goodwill at the reporting unit level which we have determined based upon our various lines of business within each of our reporting segments. Under the guidance of ASC 350, we have the option to assess either quantitative or qualitative factors to determine if it is more likely than not that the fair values of our reporting units are less than their carrying amounts. If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts, then the next step of the impairment test is unnecessary. If we conclude otherwise, then we are required to test goodwill for impairment under the two-step process. The two-step process involves comparing the estimated fair value of each reporting unit to the unit's carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, we would then perform a second step to measure the amount of goodwill impairment loss to be recorded. We determine the fair value of our reporting units using a market approach. Our market based valuation method provides estimates of the fair value of our reporting units based on applying a multiple to our estimate of a cash flow metric for each business unit. Our annual goodwill impairment test is conducted as of October 1st of each year. For 2013, we selected the qualitative method to assess if it was not more likely than not that the carrying value of the reporting units exceeds their fair value and, as a result, we considered various relevant factors including current and expected macroeconomic conditions, industry and market considerations, specific reporting unit performance and other changes in the overall business. Based on these considerations, we concluded there was no indication of impairment of goodwill in any of our reporting units.

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

  Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consists of foreign currency translation adjustments, unrealized gain on equity investments and benefit plan adjustments. These components are included in the consolidated statements of stockholders' equity and consolidated statements of comprehensive income. Taxes are not provided on the foreign currency translation gains and losses as deferred taxes are not provided on the unremitted earnings of the foreign subsidiaries to which they relate. For the year ended December 31, 2013, changes to accumulated other comprehensive income are as follows (in thousands):

Benefit plans:
Balance at beginning of year	$(143,171)
Reclassification adjustment	4,935
Other comprehensive loss recognized during the year	(7,988)

Balance at end of year	$(146,224)

Unrealized gain on equity investments:
Balance at beginning of year	$854
Other comprehensive loss recognized during the year	(642)

Balance at end of year	$212

Foreign currency translation:
Balance at beginning of year	$11,646
Other comprehensive loss recognized during the year	(4,597)

Balance at end of year	$7,049

        Other comprehensive loss related to our benefit plans includes pretax reclassification adjustments of $8.2 million ($4.9 million, net of tax) for the year ended December 31, 2013 and is recognized in the Direct cost of services and overhead and the General and administrative lines of our Consolidated Statements of Income. See Note 15—Employee Retirement Plans.

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

  Recent Accounting Standards

        Effective January 1, 2013, we adopted Financial Accounting Standards Board ("FASB") Accounting Standard Update ("ASU") 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 allows entities testing an indefinite-lived intangible asset other than goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the asset. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, no further testing is necessary. The adoption of this standard did not impact our consolidated financial position, results of operations or cash flows.

        Effective January 1, 2013, we adopted FASB ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income to amend the reporting of reclassifications out of Accumulated Other Comprehensive Income ("AOCI") to require an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. An entity shall provide this information together in one location, either on the face of the statement where net income is presented, or as a separate disclosure in the notes to the financial statements. As this update only required additional disclosures, adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

        In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date, which requires an entity to measure those obligations as the sum of the amount the entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The amendments in this ASU are effective for our reporting periods beginning on December 31, 2013 and retrospective application is required. The adoption of ASU 2013-04 did not have a material impact on our consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Business and Significant Accounting Policies (Continued)

        In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, to clarify the applicable guidance for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary within a foreign entity. The amendments in this ASU are effective prospectively for fiscal years, and interim periods beginning with the Company's December 31, 2013 financial statements. The adoption of the amendments in this ASU did not have a significant impact on our consolidated financial statements.

        In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The provisions of the rule requires, with certain exceptions, an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The provisions relating to this update are prospective and effective for interim and annual periods beginning with the Company's December 31, 2013 financial statements. The implementation of ASU 2013-11 did not have a material impact on our consolidated financial statements.

(2) Receivables, net

        Receivables are stated at net realizable values and consist of receivables billed to clients as well as receivables for which revenue has been earned but has not yet been billed. The U.S. federal government accounted for approximately 18% and 16% of our net receivables at December 31, 2013 and 2012, respectively. No other customer exceeded 10% of total receivables at December 31, 2013 or 2012.

        The change in the allowance for uncollectible accounts consists of the following for the years ended December 31:

($ in thousands)	2013	2012	2011
Balance at beginning of year	$10,072	$7,520	$12,076
Provision charged to expense	4,487	4,060	5,846
Accounts written off	(3,437)	(579)	(9,576)
Other	(2,705)	(929)	(826)

Balance at end of year	$8,417	$10,072	$7,520

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

        We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a variable interest entity ("VIE"). A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity's activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities are made. Most of the VIEs with which our company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. As of December 31, 2013, total assets of VIEs that were consolidated were $158.6 million and total liabilities were $105.0 million.

        We held investments in unconsolidated affiliates of $92.3 million and $118.0 million for the years ended December 31, 2013 and 2012, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus our portion of the entities' undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

        Summarized financial information for our unconsolidated VIEs and equity method investments as of and for the years ended December 31 is as follows:

($ in thousands)	2013	2012
FINANCIAL POSITION:
Current assets	$611,879	$802,755
Noncurrent assets	25,366	48,623

Total assets	$637,245	$851,378

Current liabilities	$407,687	$522,152
Noncurrent liabilities	3,119	22,755
Partners'/Owners' equity	226,439	306,471

Total liabilities and equity	$637,245	$851,378

CH2M HILL's share of equity	$92,287	$118,008

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Variable Interest Entities and Equity Method Investments (Continued)

($ in thousands)	2013	2012	2011
RESULTS OF OPERATIONS:
Revenue	$2,515,747	$2,787,830	$3,037,595
Direct costs	(2,305,945)	(2,513,302)	(2,779,990)

Gross margin	209,802	274,528	257,605
General and administrative expenses	(37,880)	(39,408)	(50,307)

Operating income	171,922	235,120	207,298
Other (loss) income, net	(6,024)	(15,095)	130

Net income	$165,898	$220,025	$207,428

CH2M HILL's share of net income	$54,010	$63,674	$64,477

        We have the following significant investments in affiliated unconsolidated companies:

% Ownership
Domestic:
AGVIQ—CH2M HILL Joint Venture III	49.0%
Americas Gateway Builders	40.0%
CH2M / WG Idaho, LLC	50.5%
Coastal Estuary Services	49.9%
Connecting Idaho Partners	49.0%
National Security Technologies, LLC	10.0%
Savannah River Remediation LLC	15.0%
URS/CH2M OAK RIDGE LLC	45.0%
Washington Closure, LLC	30.0%
Foreign:
A-one+ Integrated Highway Services.	33.3%
Cavendish Dounreay Partnership, Ltd.	30.0%
CH2M HILL BECA, Ltd.	50.0%
CH2M HILL—Kunwon PMC	54.0%
CH2M Olayan	49.0%
CLM Delivery Partner, Limited	37.5%
Consorcio Integrador Rio de Janeiro	49.0%
Consorcio Sondotecnica-Cobrape-CH2M	25.0%
CPG Consultants—CH2M HILL NIP Joint Venture	50.0%
ECC-VECO, LLC	50.0%
Halcrow (Shanghai) Engineering Consulting Co., LTD	49.0%
Halcrow-Sinergia-Setepla Consortium	29.3%
HWC Treatment Program Alliance Joint Venture	50.0%
JJCH2M, a Joint Venture	40.0%
Luggage Point Alliance	50.0%
OMI BECA, Ltd.	50.0%
SMNM VECO Joint Venture	50.0%
Sydney Water Corporation-Odour Management Program Alliance	50.0%
Transcend Partners, Ltd	40.0%

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Property, Plant and Equipment

        Property, plant and equipment consists of the following as of December 31:

($ in thousands)	2013	2012
Land	$22,120	$23,012
Building and land improvements	93,088	112,062
Furniture and fixtures	26,560	25,963
Computer and office equipment	146,645	110,094
Field equipment	121,186	115,378
Leasehold improvements	72,759	86,306

	482,358	472,815
Less: Accumulated depreciation	(255,933)	(260,808)

Net property, plant and equipment	$226,425	$212,007

        Depreciation expense is reflected in the consolidated statements of income in direct costs and general and administrative costs depending on the intended use of the asset and totaled $39.1 million, $41.0 million and $37.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(5) Employee Benefit Plan Assets

        We have investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair market value primarily using Level 2 inputs. As of December 31, 2013 and 2012, the fair market value of these assets were $80.0 million and $66.3 million, respectively, and are included in employee benefit plan assets and other on the consolidated balance sheets.

(6) Acquisitions

        On July 29, 2011, we acquired Booz Allen Hamilton's State and Local Government Transportation and Consulting ("BAH") business. The purchase price was $28.5 million adjusted for working capital and other purchase price adjustments and was paid in cash. We performed an analysis of the fair market value of the tangible assets acquired and liabilities assumed as well as any identifiable intangible assets purchased. Included in the intangible assets acquired are the estimated fair value of customer relationships of $8.8 million and contracted backlog of $1.2 million, with useful lives of seven and three years, respectively. In addition, we recorded $10.5 million in goodwill related to the acquisition. The results of operations for this acquisition are reported in the Government, Environment and Infrastructure operating segment since the date of the acquisition.

        On November 10, 2011, we purchased all the share capital of Halcrow for approximately £124.0 million ($197.3 million). Halcrow is a United Kingdom-headquartered engineering, planning, design and management services firm specializing in developing infrastructure. Halcrow's employees provide services to our clients in the United Kingdom, Middle East, Canada, the United States, China, India, Australia, South America, and Europe. Halcrow's clients include public and private-sector organizations around the world, including local, regional and national governments, asset owners, international funding agencies, regulators, financial institutions, contractors, developers and operators. The purchase price was paid to the selling stockholders of Halcrow in the form of $41.7 million of cash, $18.8 million of common stock of CH2M HILL, based on the stock price on the closing date, and

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Acquisitions (Continued)

$136.8 million of notes payable which were satisfied in full in December 2011. The results of operations for this acquisition are reported in both the Government, Environment and Infrastructure operating segment and the Energy, Water and Facilities operating segment since the date of the acquisition.

(7) Goodwill and Intangible Assets

        The following table presents the changes in goodwill during the years ended December 31:

($ in thousands)	2013	2012
Balance at beginning of year	$562,461	$545,443
Foreign currency translation	11,026	17,018

Balance at end of year	$573,487	$562,461

        Intangible assets with finite lives consist of the following:

($ in thousands)	Cost	Accumulated Amortization	Net finite-lived intangible assets
December 31, 2013
Contracted backlog	$79,576	$(70,306)	$9,270
Customer relationships	162,444	(88,436)	74,008
Tradename	24,588	(11,208)	13,380

Total finite-lived intangible assets	$266,608	$(169,950)	$96,658

December 31, 2012
Contracted backlog	$81,014	$(64,850)	$16,164
Customer relationships	160,651	(62,386)	98,265
Tradename	24,862	(5,634)	19,228

Total finite-lived intangible assets	$266,527	$(132,870)	$133,657

        All intangible assets are being amortized over their expected lives of between three and seven years. The amortization expense reflected in the consolidated statements of income totaled $35.4 million, $38.6 million and $11.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. These intangible assets are expected to be fully amortized in 2018. At December 31, 2013, the future estimated amortization expense related to these intangible assets is (in thousands):

Year Ending:
2014	$33,468
2015	25,437
2016	21,276
2017	15,743
2018	734

$96,658

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Fair Value of Financial Instruments

        Cash and cash equivalents, client accounts receivable, unbilled revenue, accounts payable and accrued subcontractor costs and billings in excess of revenue are carried at cost, which approximates fair value due to their short maturities. Fair value of long-term debt, including the current portion, is estimated based on Level 2 inputs, except the amount outstanding on the revolving credit facility for which the carrying value approximates fair value. Fair value is determined by discounting future cash flows using interest rates available for issues with similar terms and average maturities. The estimated fair values of our financial instruments where carrying values do not approximate fair value are as follows:

	2013		2012
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$10,472	$9,260	$12,159	$10,718
Equipment financing	2,446	2,279	4,348	3,716

        The fair value of marketable securities classified as available-for-sale, which totaled $1.1 million and $2.1 million at December 31, 2013 and 2012, respectively, were valued based on Level 1 inputs whereby a readily determinable market value exists for the specific asset.

        We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are typically based upon Level 2 inputs including third party quotes. At December 31, 2013, we had forward foreign exchange contracts on world currencies with varying durations, none of which extend beyond five years. At December 31, 2012, there were no foreign exchange contracts outstanding.

(9) Revolving Credit Facility and Long-Term Debt

        We finance our operations, acquisitions and capital expenditures using a variety of capital vehicles. On December 6, 2010, we entered into a Credit Agreement providing for an unsecured revolving Credit Facility (the "Credit Facility") in an amount up to $600.0 million. We entered into an amendment to the original Credit Agreement on September 27, 2011 which provided modifications to certain covenants and other provisions of the Credit Agreement to take into account the acquisition of Halcrow. On April 19, 2012, we amended and restated our Credit Agreement ("Amended Credit Agreement") providing for an unsecured revolving Credit Facility (the "Credit Facility"), for the purposes of increasing the size of the Credit Facility to $900.0 million, extending the maturity to April 19, 2017, increasing the capacity of certain sub-facilities as well as improving our borrowing rates. Under the terms of the Amended Credit Agreement we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $200 million. The revised credit facility has a subfacility for the issuance of standby letters of credit in a face amount up to $500.0 million and a subfacility up to $300.0 million for multicurrency borrowings.

        Revolving loans under the Credit Facility bear interest, at our option, at a rate equal to either (i) the base rate plus a margin based on our consolidated leverage ratio or (ii) the eurodollar rate, based on interest periods of one, two, three or six months, plus a margin based on our consolidated leverage ratio. The base rate is defined as the highest of (i) the "Federal Funds Rate," as published from time to time by the Federal Reserve Bank of New York, plus 0.5%, (ii) the Agent's "prime rate" in effect from time to time, and (iii) the one month eurodollar rate in effect from time to time, plus 1.0%. Our "consolidated leverage ratio" on any date is the ratio of our consolidated total funded debt

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Revolving Credit Facility and Long-Term Debt (Continued)

to our consolidated adjusted earnings before interest, taxes, depreciation and amortization for the preceding four fiscal quarters. The definition of consolidated adjusted earnings before interest, taxes, depreciation and amortization was amended to allow for the addition of, among other things, all expenses associated with the non-cash portion of all stock-based compensation. We are also obligated to pay other closing fees, commitment fees and letter of credit fees customary for a credit facility of this size and type. Under the terms of the amended agreement, the margin added to either the base rate or the eurodollar rate has decreased, which provides us with access to capital at lower overall borrowing rates.

        The Amended Credit Agreement contains customary representations and warranties and conditions to borrowing, including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of December 31, 2013, we were in compliance with the covenants required by the Amended Credit Agreement.

        At December 31, 2013, $376.8 million in borrowings were outstanding on the Credit Facility. The average rate of interest charged on that balance was 2.07% as of December 31, 2013. At December 31, 2013, company-wide issued and outstanding letters of credit, and bank guarantee facilities of $201.9 million were outstanding. The remaining unused borrowing capacity as of December 31, 2013 was $385.6 million.

        Our nonrecourse and other long-term debt, as of December 31 consist of the following:

($ in thousands)	2013	2012
Nonrecourse:
Mortgage payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$9,259	$10,374
Mortgage payable in monthly installments to December 2015, secured by real estate. The note bears interest at 6.59%	1,213	1,785

	10,472	12,159
Other:
Revolving credit facility	$376,829	$235,500
Equipment financing, due in monthly installments to December 2015, secured by equipment. These notes bear interest ranging from 4.14% to 8.89%	2,446	4,348
Other notes payable	1,375	322

Total debt	391,122	252,329
Less current portion of debt	4,099	3,497

Total long-term portion of debt	$387,023	$248,832

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Revolving Credit Facility and Long-Term Debt (Continued)

        At December 31, 2013, future principal payments on long-term debt are as follows (in thousands):

Year Ending:
2014	$4,099
2015	3,197
2016	1,419
2017	378,265
2018	1,462
Thereafter	2,680

$391,122

(10) Operating Lease Obligations

        We have entered into certain noncancellable leases, which are being accounted for as operating leases. At December 31, 2013, future minimum lease payments, without consideration of sublease income, are as follows (in thousands):

Year Ending:
2014	$98,999
2015	80,686
2016	66,140
2017	50,333
2018	31,364
Thereafter	37,207

$364,729

        Rental expense charged to operations, net of sublease income, was $121.2 million, $125.8 million and $121.5 million during the years ended December 31, 2013, 2012 and 2011, respectively, including amortization of a deferred gain of $4.3 million in each of the years ended December 31, 2013 and 2012, and 2011 related to the sale-leaseback of our corporate offices. Certain of our operating leases contain provisions for a specific rent-free period and escalation clauses. We accrue rental expense during the rent-free period based on total expected rent payments to be made over the life of the related lease.

(11) Income Taxes

        Income before provision for income taxes for the years ended December 31 consists of the following:

($ in thousands)	2013	2012	2011
U.S. income	$129,049	$137,033	$146,721
Foreign income	39,993	8,009	22,506

Income before taxes	$169,042	$145,042	$169,227

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

        The provision for income taxes for the years ended December 31 consists of the following:

($ in thousands)	2013	2012	2011
Current income tax (benefit)/expense:
Federal	$(3,601)	$49,468	$55,576
Foreign	22,475	19,098	13,016
State and local	(2,656)	7,556	7,839

Total current income tax expense	16,218	76,122	76,431
Deferred income tax expense/(benefit):
Federal	29,991	(22,481)	(17,619)
Foreign	(2,837)	2,810	(806)
State	7,336	(4,385)	(2,076)

Total deferred income tax benefit	34,490	(24,056)	(20,501)

Total income tax expense	$50,708	$52,066	$55,930

        The reconciliations of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate for the years ended December 31 are as follows:

($ in thousands)	2013	2012	2011
Pretax income	$169,042	$145,042	$169,227
Federal statutory rate	35%	35%	35%

Expected tax expense	59,165	50,765	59,229
Reconciling items:
State income taxes, net of federal benefit	8,076	4,200	6,402
Nondeductible meals and entertainment	2,605	2,452	2,466
Section 199—Domestic manufacturer deduction	(3,591)	(4,263)	(5,472)
Subsidiary earnings	(3,488)	(7,001)	(6,126)
Permanent expenses	3,530	(5,124)	(3,091)
Foreign tax rate differential	(12,554)	(8,436)	(3,593)
Tax credits	(36,948)	(5,387)	(9,071)
Change in valuation allowance	(1,127)	17,685	2,140
Foreign permanent expenses and other	35,469	8,746	13,722
Other	(429)	(1,571)	(676)

Provision for income taxes	$50,708	$52,066	$55,930

        The effective tax rate for the quarter ended and year ended December 31, 2013 was 24.5% and 30.0% compared to 38.0% and 35.9%, respectively for the same periods in the prior year. During the fourth quarter of 2013, the company restructured the legal ownership of certain foreign operations to align with their strategic priorities, to better manage project risk, and to enhance their treasury function. The restructuring enabled the company to utilize tax attributes in the determination of the tax provision that reduced the effective tax rate for the quarter ended and the year ended December 31, 2013.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

($ in thousands)	2013	2012
Deferred tax assets:
Net foreign operating loss carryforwards	$155,445	$161,474
Deferred gain, insurance and other	25,504	29,829
Investments in affiliates	—	1,909
Accrued employee benefits	262,283	282,974

Total deferred tax assets	443,232	476,186
Valuation allowance	(226,970)	(231,717)

Net deferred tax assets	216,262	244,469
Deferred tax liabilities:
Investments in affiliates	(15,827)	—
Depreciation and amortization	(19,465)	(13,663)

Net deferred tax liabilities	(35,292)	(13,663)

Net deferred tax assets	$180,970	$230,806

        A valuation allowance is required to be established for those deferred tax assets where it is more likely than not that they will not be realized. The above valuation allowances relate primarily to operating loss carryforwards from foreign operations and employee benefits of $469.9 million and $498.0 million for the years ended December 31, 2013 and 2012, respectively. The foreign net operating losses can be carried forward for varying terms depending on the foreign jurisdiction between three years and an unlimited carry forward period. There was $7.3 million of foreign tax credit available for carryforward through 2022. Additionally, there was $0.8 and $1.3 million of research tax credit available for carryforward through 2032 and 2033, respectively.

        Undistributed earnings of our foreign subsidiaries amounted to approximately $266.3 million at December 31, 2013. These earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. If these earnings were repatriated as of December 31, 2013, approximately $19.2 million of income tax expense would be incurred. Cash held in international accounts at December 31, 2013 and 2012 was $247.8 million and $260.0 million, respectively.

        The tax benefit from stock-based compensation awards for the years ended December 31, 2013, 2012 and 2011 was $6.1 million, $10.7 million and $13.1million, respectively. These amounts are reflected as additional paid-in capital in the consolidated statements of stockholders' equity and comprehensive income and are reported as financing activities in the consolidated statements of cash flows.

        As of December 31, 2013 and 2012, we had $38.5 million and $30.2 million, respectively, recorded as a liability for uncertain tax positions and accrued interest. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and 2012, we had approximately $6.8 million and $5.4 million, respectively, of accrued interest and penalties related to

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

uncertain tax positions. A reconciliation of the beginning and ending amount of uncertain tax positions as of December 31, 2012 and December 31, 2013 is as follows (in thousands):

Balance at December 31, 2011	$25,309
Additions for current year tax positions	1,349
Additions for prior year tax positions	1,002
Reductions for prior year tax positions	(866)
Settlement with taxing authorities	(168)
Reductions as a result of lapse of applicable statue of expirations	(1,866)

Balance at December 31, 2012	$24,760
Additions for current year tax positions	1,862
Additions for prior year tax positions	8,370
Reductions for prior year tax positions	(1,604)
Reductions as a result of lapse of applicable statue of expirations	(585)

Balance at December 31, 2013	$32,803

        If recognized, the $32.8 million in uncertain tax positions would affect the effective tax rate. It is also possible that the reserve could change within twelve months of the reporting date related to the state research and experimentation credit as a result of tax authority settlement. The estimated range of unrecognized change is zero to $1.2 million at December 31, 2013.

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Earnings Per Share (Continued)

        Reconciliations of basic and diluted EPS for the years ended December 31 are as follows:

($ in thousands)	2013	2012	2011
Numerator:
Net income attributable to CH2M HILL	$118,334	$92,976	$113,297

Denominator:
Basic weighted-average common shares outstanding	29,612	31,082	30,824
Dilutive effect of common stock equivalents	278	402	604

Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	29,890	31,484	31,428

Basic net income per common share	$4.00	$2.99	$3.68

Diluted net income per common share	$3.96	$2.95	$3.60

(13) Employee Benefit Plans

  Deferred Compensation Plans

        In 2009, we amended and restated the CH2M HILL Companies, Ltd. Deferred Compensation Retirement Plan ("DCRP") to form the CH2M HILL Supplemental Executive Retirement and Retention Plan ("SERRP"). The Plan is intended to be unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees within the meaning of Title I of the Employee Retirement Income Security Act ("ERISA"). Under this plan, each participant's account consists of various contributions made to the account by our Company on behalf of the participant. The SERRP was amended effective January 1, 2013 to, in general, allow participants to select the investment vehicles available under the plan. The plan can be used to provide additional retirement benefits for certain of our senior executives at the Company's discretion. Compensation expense was $1.5 million, $2.0 million, $3.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

        The deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of our company. The participant's cash deferrals earn a return based on the participant's selection of investments in several hypothetical investment options. All deferrals of common stock must remain invested in common stock and are distributed in common stock. As of December 31, 2013 and 2012, amounts due under the deferred compensation plans were $89.2 and $75.2, respectively.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

        Compensation expense for the two nonqualified plans was $1.4 million, $2.7 million and $4.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

        Stock options are granted at an exercise price equal to the fair market value of our common stock at the date of grant. Stock options granted generally become exercisable 25%, 25% and 50% after one, two and three years, respectively, and have a term of five years from the date of grant. The following table summarizes the activity relating to the 2009 Stock Option Plan during 2013:

Stock Options:	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	2,620,537	$44.65
Granted	652,308	$58.30
Exercised	(688,319)	$35.57
Forfeited	(125,910)	$52.91
Expired	(41,595)	$36.97

Outstanding at December 31, 2013	2,417,021	$50.61

Exercisable at December 31, 2013	982,074	$44.31

Available for future grants	5,884,954

        The weighted-average remaining contractual term for all options outstanding at December 31, 2013 and 2012 was 2.8 years and 2.7 years, respectively. The aggregate intrinsic value of all options outstanding was $26.9 million and $26.7 million, at December 31, 2013 and 2012, respectively. The weighted-average remaining contractual term for options vested and exercisable at December 31, 2013 and 2012 was 1.7 years and 1.5 years, respectively. The aggregate intrinsic value for the vested and exercisable options was $17.1 million and $20.3 million, at December 31, 2013 and 2012, respectively.

        We received $4.8 million, $5.2 million and $4.6 million from options exercised during the years ended December 31, 2013, 2012 and 2011, respectively. Our stock option plans also allow participants to satisfy the exercise price and participant tax withholding obligation by tendering shares of company

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

stock that have been owned by the participants for at least six months. The intrinsic value associated with exercises was $12.2 million, $18.0 million and $16.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.

        We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant date fair value of options granted during the years ended December 31, 2013 and 2012 was $6.99 and $5.85, respectively. The following assumptions were used in determining the fair value of options granted during 2013 and 2012:

	2013	2012
Risk-free interest rate	0.91%	0.62%
Expected dividend yield	0.00%	0.00%
Expected option life	4.2 Years	4.2 Years
Expected stock price volatility	12.30%	11.72%

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

        The total compensation expense recognized for stock options granted for the years ended December 31, 2013, 2012 and 2011 was $3.7 million, $2.1 million and $4.8 million, respectively. The remaining unrecognized compensation expense related to nonvested awards as of December 31, 2013 is $5.4 million. We expect to recognize this compensation expense over the weighted average remaining recognition period of 1.5 years, subject to forfeitures that may occur during that period.

  Payroll Deduction Stock Purchase Plan

        In November 1999, we established the Payroll Deduction Stock Purchase Plan ("PDSPP") which provides for the purchase of common stock at 90% of the market value as of the date of purchase through payroll deductions by participating employees. Eligible employees may purchase common stock totaling up to 15% of an employee's compensation through payroll deductions. An employee cannot purchase more than $25,000 of common stock under the PDSPP in any calendar year. The PDSPP is intended to qualify under Section 423 of the Internal Revenue Code ("IRC"). The PDSPP is not intended to qualify under Section 401(a) of the IRC and is not subject to ERISA. The PDSPP is non-compensatory since the plan is available to all stockholders and incorporates no option features such as a look-back period. Accordingly, no compensation expense is recognized in the financial statements for the PDSPP. During the years ended December 31, 2013, 2012 and 2011, a total of 464,514 shares, 540,134 shares and 527,503 shares, respectively, were issued under the PDSPP, for total proceeds of $24.8 million, $26.3 million and $24.4 million, respectively.

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

        During the year ended December 31, 2013, there were no units granted under the Phantom Stock Plan. During the years ended December 31, 2012 and 2011, a total of 711 units and 731 units, respectively, were granted under the Phantom Stock Plan. The fair values of the units granted under the Phantom Stock Plan during 2012 and 2011 were $57.01 and $49.90, respectively. Compensation expense related to the Phantom Stock Plan during 2013, 2012 and 2011 was zero, zero and $0.6 million, respectively.

        The following table summarizes the activity relating to the Phantom Stock Plan during 2013:

Number of Units
Balance at December 31, 2012	27,432
Exercised	(4,231)
Forfeited	(304)

Balance at December 31, 2013	22,897

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

        Compensation expense related to the SARs Plan during 2013, 2012 and 2011 was $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

        The following table summarizes the activity relating to the SARs Plan during 2013:

	Number of Rights	Weighted Average Exercise Price
Balance at December 31, 2012	18,589	$46.26
Granted	10,666	$58.87
Exercised	(3,471)	$35.28
Cancelled	(1,874)	$53.80

Balance at December 31, 2013	23,910	$52.88

  Incentive Plans

        The Annual Incentive Plan ("AIP") aids in the recruitment, motivation, and retention of employees. Management determines which employees participate in the AIP. All of the 2013 and 2012 awards were paid in cash. Therefore no stock-based compensation was recognized in 2013 or 2012. During the year ended December 31, 2011, 58,045 shares were issued under the AIP. The fair value of the shares issued under the AIP was $46.75 for the year ended December 31, 2011. We accrued compensation expense related to common stock awards under the AIP in the amount of $2.7 million for the year ended December 31, 2011.

        The Long Term Incentive Plan ("LTIP") rewards certain executives and senior leaders for the creation of value in the organization through the achievement of specific long-term (3 year) goals of earnings growth and strategic initiatives. The Compensation Committee of the Board reviews and endorses participation in the LTIP in any program year and a new program is established each year. During the years ended December 31, 2013, 2012 and 2011, a total of 235,590 shares, 304,736 shares and 219,087 shares, respectively, were issued under the LTIP at a fair value of $57.22, $57.01 and $46.75 per share, respectively. Compensation expense for common stock awards under the LTIP amounted to $4.1 million, $7.2 million and $11.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

  Restricted Stock Plan

        In 2000, we established the Restricted Stock Policy Plan (as amended and restated in 2011 and 2013) which provides eligible individuals with added incentives to continue in the long-term service of our company. The awards are made for no consideration, vest over various periods, and may include performance requirements, but are considered outstanding at the time of grant. During the years ended December 31, 2013, 2012 and 2011, a total of 122,009 shares, 163,469 shares and 136,696 shares, respectively, were granted under the Restricted Stock Policy and Administration Plan.

        We recognize compensation costs, net of forfeitures, over the vesting term based on the fair value of the restricted stock at the date of grant. The amount of compensation expense recognized under the Restricted Stock Policy and Administration Plan was $4.2 million, $6.7 million and $5.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $6.7 million of unrecognized compensation expense related to non-vested restricted stock grants. The expense is expected to be recognized over a weighted average period of 2.14 years.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Employee Benefit Plans (Continued)

        The following table summarizes the activity relating to the Restricted Stock Policy and Administration Plan during 2013:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	344,218	$45.92
Granted	122,009	$59.23
Vested	(175,324)	$45.48
Cancelled	(21,101)	$54.40

Balance at December 31, 2013	269,802	$51.57

        The weighted-average fair values of the shares granted under the Restricted Stock Plan during 2013, 2012 and 2011 were $59.23, $54.96 and $50.37, respectively.

(14) Employee Retirement Plans

  Retirement and Tax-Deferred Savings Plan

        The Retirement and Tax-Deferred Savings Plan ("401(k) Plan") is a retirement plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement. In September 2012, our Board of Directors approved the CH2M HILL Companies, LTD Amended and Restated 401(k) Plan which became effective January 1, 2013 ("401(k) Plan"). The 401(k) Plan allows for matching contributions up to 6% of employee's base compensation, although specific subsidiaries may have different limits on employer matching. The matching contributions may be made in both cash and/or stock. Employer defined contributions will no longer be made under the 401(k) Plan. Expenses related to matching contributions made in common stock for the 401(k) Plan were $36.5, $45.5 and $44.8 million for the 2013, 2012 and 2011, respectively.

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

	U.S. Pension Plans			Non-U.S. Pension Plans
	2013	2012	2011	2013	2012
Discount rate	4.20%	5.30%	5.80%	4.50%	4.90%
Expected long-term rate of return on plan assets	6.75%	7.50%	7.50%	4.63%	5.81%
Rate of compensation increase	3.00%	3.00%	3.00%	4.00%	4.10%

        The components of the net periodic pension expense for the years ended December 31 are detailed below:

	U.S. Pension Plans			Non-U.S. Pension Plans
($ in thousands)	2013	2012	2011	2013	2012	2011
Service cost	$3,833	$3,532	$3,666	$4,041	$2,350	$320
Interest cost	10,015	10,592	10,585	47,752	45,628	5,969
Expected return on plan assets	(10,801)	(10,756)	(10,462)	(32,440)	(36,647)	(5,674)
Amortization of prior service cost (credits)	(766)	(781)	(783)	—	—	—
Recognized net actuarial loss	7,490	5,546	3,549	931	—	—

Net expense included in current income	$9,771	$8,133	$6,555	$20,284	$11,331	$615

  Benefit Obligations

        The measurement date used for the U.S. and non-U.S. defined benefit pension plans is December 31. The significant actuarial weighted average assumptions used to compute the projected benefit obligations for the defined benefit pension plans at December 31 are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2013	2012	2013	2012
Discount rate	5.10%	4.20%	4.40%	4.50%
Rate of compensation increase	3.30%	3.00%	4.00%	4.00%

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Retirement Plans (Continued)

        The discount rate assumption for the U.S. and U.K. defined benefit pension plans was determined using actuarial bond models. The models assume we purchase high quality, Aa-rated or better, corporate bonds such that the expected cash flow from the selected bond portfolio generally matches the timing of our projected benefit payments. The models develop the average yield on this portfolio of bonds as of the measurement date. This average yield is used as the discount rate.

        The following table summarizes the change in the projected benefit obligation and plan assets for the defined benefit pension plans for the years ended December 31:

	U.S. Pension Plans		Non-U.S. Pension Plans
($ in thousands)	2013	2012	2013	2012
Benefit obligation at beginning of year	$245,077	$205,750	$1,063,952	$922,259
Service cost	3,833	3,532	4,041	2,350
Interest cost	10,015	10,592	47,752	45,628
Actuarial loss	(26,876)	34,584	52,050	82,069
Participant contributions	—	—	338	347
Currency translation	—	—	16,639	43,707
Benefits paid	(11,189)	(9,381)	(37,262)	(32,408)

Benefit obligation at end of year	$220,860	$245,077	$1,147,510	$1,063,952

Plan assets at beginning of year	$162,665	$141,491	$701,256	$623,972
Actual return on plan assets	12,274	18,195	52,571	57,968
Company contributions	8,189	12,360	23,120	21,674
Participant contributions	—	—	338	347
Currency translation	—	—	11,120	29,703
Benefits paid	(11,189)	(9,381)	(37,262)	(32,408)
Assets obtained from the Halcrow acquisition and other	—	—	—	—

Fair value of plan assets at end of year	$171,939	$162,665	$751,143	$701,256

        Assuming no changes in current assumptions, the Company expects to fund approximately $40 million to $44 million in Company contributions for calendar year 2014.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Retirement Plans (Continued)

        The expected benefit payments for the U.S. and non-U.S. defined benefit pension plans are as follows:

($ in thousands)	U.S. Pension Plans	Non-U.S. Pension Plans
2014	$12,654	$44,613
2015	13,307	42,747
2016	14,257	44,124
2017	15,123	45,534
2018	15,591	48,256
Thereafter	83,358	265,916

	$154,290	$491,190

  Benefit Plan Assets

        The target allocation for the U.S. pension plans and the weighted-average asset allocations for the defined benefit pension plans at December 31, 2013 and 2012 by asset category are set out below. For the non-U.S. pension plans, the targeted allocation of assets is generally related to the expected benefit payments over the next five to ten years. The target is to hold sufficient assets in fixed income securities to meet these cash flows. So as the benefit plan matures, an increasing proportion of plan assets will be held in fixed income securities.

	U.S. Pension Plans			Non-U.S. Pension Plans
	Target Allocation	2013	2012	2013	2012
Equity securities	55%	63%	54%	38%	36%
Debt securities	45%	36%	46%	55%	50%
Other	—	1%	—%	7%	14%

Total	100%	100%	100%	100%	100%

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

        The following tables summarize the fair values of our defined benefit pension plan assets by major asset category:

	U.S. Pension Plans
($ in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Cash and cash equivalents	$1,610	$1,610	$—	$—
Equity funds	108,726	108,726	—	—
Fixed income securities	61,603	61,603	—	—

Total	$171,939	$171,939	$—	$—

December 31, 2012
Cash and cash equivalents	$937	$937	$—	$—
Equity funds	87,143	87,143	—	—
Fixed income securities	74,585	74,585	—	—

Total	$162,665	$162,665	$—	$—

	Non-U.S. Pension Plans
($ in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Cash and cash equivalents	$20,543	$18,380	$2,163	$—
Equity funds	281,191	244,804	36,387	—
Fixed income securities	407,461	349,941	57,520	—
International property fund	14,186	1,148	11,708	1,330
Other	27,762	21,636	6,126	—

Total	$751,143	$635,909	$113,904	$1,330

December 31, 2012
Cash and cash equivalents	$42,969	$41,988	$981	$—
Equity funds	254,538	217,996	36,542	—
Fixed income securities	351,558	288,590	62,968	—
International property fund	31,697	1,632	30,065	—
Other	20,494	18,719	1,775	—

Total	$701,256	$568,925	$132,331	$—

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Retirement Plans (Continued)

  Funded Status

        The following table presents the underfunded status of the defined benefit pension plans at December 31:

	U.S. Pension Plans		Non-U.S. Pension Plans
($ in thousands)	2013	2012	2013	2012
Projected benefit obligation	$220,860	$245,077	$1,147,510	$1,063,952
Fair value of plan assets	171,939	162,665	751,143	701,256
Overfunded status	—	—	765	—

Underfunded status	$(48,921)	$(82,412)	$(397,132)	$(362,696)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$60,004	$95,843	$115,399	$83,037
Net prior service cost (credits)	(7,115)	(7,881)	—	—

Total	$52,889	$87,962	$115,399	$83,037

Amounts to be recognized in the following year as a component of net periodic pension expense:
Net actuarial loss	$4,598	$7,490	$1,195	918
Net prior service cost (credits)	(766)	(766)	—	—

Total	$3,832	$6,724	$1,195	918

Additional information:
Accumulated benefit obligation	$216,824	$238,234	$1,139,224	$1,056,442

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Retirement Plans (Continued)

        The non-qualified pension and postretirement healthcare benefit payments, including expected future services, are expected to be paid from plan assets and operating cash flows as follows:

($ in thousands)	Non-Qualified Pension Plan	Postretirement Benefit Plans
2014	$165	$2,603
2015	163	2,745
2016	155	2,911
2017	147	3,082
2018	141	3,269
2019-2023	613	18,619

	$1,384	$33,229

  Benefit Expense

        The measurement date used for non-qualified pension and other postretirement benefit plans is December 31. The actuarial assumptions used to compute the non-qualified pension benefit expense and postretirement benefit expense are based upon information available as of the beginning of the year, as presented in the following table.

	Non-Qualified Pension Plan			Postretirement Benefit Plans
	2013	2012	2011	2013	2012	2011
Actuarial assumptions at beginning of year:
Discount rate	4.20%	5.30%	5.80%	4.20%	5.30%	5.80%
Initial healthcare costs trend rate	na	na	na	na	na	na
Ultimate healthcare cost trend rate	na	na	na	na	na	na
Year ultimate trend rate is reached	na	na	na	na	na	na

na—not applicable

        We have instituted caps on the potential growth of our retiree healthcare costs. The retiree healthcare cost caps have been reached and apply in all future years. As healthcare costs continue to increase, these caps are intended to remain in force at current levels. As a result, a 1% change in the healthcare cost trends has no impact on the postretirement benefit obligation or costs.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Retirement Plans (Continued)

        The components of the non-qualified pension benefit expense and postretirement benefit expense for the years ended December 31 are detailed below:

	Non-Qualified Pension Plan			Postretirement Benefit Plans
($ in thousands)	2013	2012	2011	2013	2012	2011
Service cost	$—	$—	$—	$1,816	$1,828	$1,971
Interest cost	81	38	34	2,196	2,416	2,519
Amortization of transition obligation	—	—	—	—	100	349
Amortization of prior service costs	—	—	—	206	341	354
Recognized net actuarial loss (gain)	21	36	12	336	—	50

Net expense included in current income	$102	$74	$46	$4,554	$4,685	$5,243

        The discount rate used to compute the benefit obligations for the non-qualified pension plan and postretirement benefit plans at December 31, 2013 and 2012 were 5.10% and 4.20%, respectively.

        The discount rate assumptions are set annually based on an actuarial bond model. The bond model assumes we purchase high quality corporate bonds such that the expected cash flows generally match the maturity of the benefits. The following table summarizes the change in benefit obligation and change in plan assets for the non-qualified pension and postretirement benefit plans for the years ended December 31:

	Non-Qualified Pension Plan		Postretirement Benefit Plans
($ in thousands)	2013	2012	2013	2012
Benefit obligation at beginning of year	$1,994	$770	$53,686	$46,821
Service cost	—	—	1,816	1,828
Interest cost	81	38	2,196	2,416
Transfer of existing obligations	—	1,200	—	—
Plan contributions	—	—	1,960	2,045
Actuarial loss (gain)	(341)	86	(10,907)	4,246
Participant contributions	—	—	41	25
Benefits paid	(126)	(100)	(4,456)	(3,695)

Benefit obligation at end of year	$1,608	$1,994	$44,336	$53,686

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Employee Retirement Plans (Continued)

  Funded Status

        The following table presents the underfunded status of the non-qualified pension and postretirement benefit plans at December 31:

	Non-Qualified Pension Plan		Postretirement Benefit Plans
($ in thousands)	2013	2012	2013	2012
Projected benefit obligation	$1,608	$1,994	$—	$—
Accumulated benefit obligation	—	—	44,336	53,686

Underfunded status	$(1,608)	$(1,994)	$(44,336)	$(53,686)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$55	$416	$(2,784)	$8,460
Net prior service cost	—	—	(262)	(56)
Transition obligation	—	—	—	—

Total	$55	$416	$(3,046)	$8,404

Amounts to be recognized in the following year as a component of net periodic cost:
Net actuarial loss	$—	$21	$(11)	$336
Transition obligation	—	—	—	—
Net prior service cost	—	—	(29)	206

Total	$—	$21	$(40)	$542

        Benefits expected to be paid in 2014 are included in short-term employee related liabilities with the remaining liability balance included in long-term employee related liabilities on the consolidated balance sheets.

  Multiemployer Plans

        We participate in various multiemployer pension plans for certain employees represented by labor unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements, generally based on the number of hours worked. We made contributions to the various plans totaling approximately $5.7 million, $6.1 million and $4.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. We are unable to obtain additional financial information from the multiemployer pension plans sponsors in order to determine unfunded liability amounts and other plan data, however based upon the small number of our employees that have participated in these plans, we do not believe any of these amounts will have a material impact on our financial results.

        We have employees who participate in benefit plans with the U.S. Department of Energy for which information is not provided because we are not responsible for the current or future funded status of those plans.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Segment Information

        Through December 31, 2013, we organized our reporting structure into two segments—the EWF segment and the GEI segment. We evaluate performance based on several factors, of which the primary financial measure is operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We use operating income as our measurement of segment profit. Corporate expenses, including costs for centralized management activities, are not allocable to individual operating segments and are included in "Corporate" below. These costs primarily include expenses associated with administrative functions such as executive management, legal, and general business development efforts.

        Certain financial information for each segment is provided below (in thousands):

2013	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$3,215,938	$2,661,881	$—	$5,877,819
Equity in earnings of joint ventures and affiliated companies	10,508	43,502	—	54,010
Depreciation and amortization	41,710	32,823	—	74,533
Operating income (loss)	83,941	127,571	(19,150)	192,362
Segment assets	1,430,611	1,625,786	—	3,056,397
Goodwill	223,991	349,496	—	573,487

2012	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$3,474,768	$2,685,785	$—	$6,160,553
Equity in earnings of joint ventures and affiliated companies	22,612	41,062	—	63,674
Depreciation and amortization	45,711	33,920	—	79,631
Operating income (loss)	88,216	93,249	(22,626)	158,839
Segment assets	960,456	2,154,128	—	3,114,584
Goodwill	221,539	340,922	—	562,461

2011	Energy, Water and Facilities	Government, Environment and Infrastructure	Corporate	Financial Statement Balances
Revenue from external customers	$2,784,418	$2,770,815	$—	$5,555,233
Equity in earnings of joint ventures and affiliated companies	25,025	39,452	—	64,477
Depreciation and amortization	38,021	10,194	—	48,215
Operating income (loss)	99,642	106,970	(21,459)	185,153
Segment assets	813,600	1,940,439	—	2,754,039
Goodwill	217,756	327,687	—	545,443

        During the years ended December 31, 2013 and 2012, we recorded significant losses on a fixed-price contract to design and construct significant improvements to an existing power generation facility. These losses resulted from multiple sources that caused labor and material cost overruns. As of December 31, 2013 this project was substantially complete.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Segment Information (Continued)

        We derived approximately 18%, 18% and 20% of our total revenues from contracts with the U.S. federal government in the years ended December 31, 2013, 2012 and 2011, respectively. Although we provide services in numerous countries, no single country outside of the U.S. accounted for 10% or greater of the total consolidated revenue. Total U.S. and international revenue for the years ended December 31 were as follows:

($ in thousands)	2013	2012	2011
U.S.	$3,915,091	$4,237,918	$4,185,501
International	1,962,728	1,922,635	1,369,732

Total	$5,877,819	$6,160,553	$5,555,233

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

        Commercial commitments outstanding as of December 31, 2013 are summarized below:

	Amount of Commitment Expiration Per Period
($ in thousands)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Amount Committed
Letters of credit	$121.1	$10.5	$8.1	$24.9	$164.6
Bank guarantees	17.3	13.4	6.6	—	37.3
Surety and bid bonds	1,301.6	274.1	20.8	—	1,596.5

Total	$1,440.0	$298.0	$35.5	$24.9	$1,798.4

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Commitments and Contingencies (Continued)

        Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable. As of December 31, 2013 and December 31, 2012, accruals for potential estimated claim liabilities were $15.5 million and $34.4 million, respectively.

        In 2010, we were notified that the U.S. Attorney's Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M HILL Hanford Group ("CH2M HILL Subsidiary") employees pleaded guilty on felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney's Office raised the possibility of violations of the civil False Claims Act and criminal charges for possible violations of federal criminal statutes arising from CH2M HILL's Subsidiary overtime practices on the project. In September 2012, the government intervened in a civil False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud. In March 2013, we entered into a Non-Prosecution Agreement ("NPA") concluding the criminal investigation so long as we comply with the terms of the NPA. The NPA requires us to comply with ongoing requirements for three years after the effective date. By a separate agreement, we obtained dismissal of the civil False Claims Act case. We paid $18.5 million in total under both agreements. As a result, no criminal charges were brought against CH2M HILL Subsidiary or any CH2M HILL entities, and the civil False Claims Act case was dismissed.

        In connection with the Halcrow acquisition, we assumed a lease obligation for office space which was entered into by a Halcrow subsidiary in 1981 and was previously occupied and used as one of their primary office locations. Subsequently, Halcrow vacated the space and was subleasing the building to third parties. The lease required Halcrow to continue to make lease payments until 2080 with rent escalating provisions that could have increased with market conditions. In 2012, we obtained a final third party determination of the fair value of this lease obligation and the associated real property in order to complete the purchase price allocation. As a result, the capital lease and related obligations, as well as the related building asset were included in the consolidated balance sheet as of December 31, 2012. Capital lease and related obligations as of December 31, 2012 were $66.1 million and was included primarily in other long-term liabilities in the consolidated balance sheet. We also assumed an operating lease for the associated land on which the building is located with total lease payments due over the remaining term of the lease totaling $36.8 million as of December 31, 2012. In September 2013, Halcrow entered into an agreement to terminate its obligations under the lease, including $66.1 million remaining on the capital lease and related obligations as well as the operating lease obligation, to a third party. Under the terms of this agreement Halcrow paid $27.0 million to the third party which resulted in a gain on termination of the obligations of $15.5 million. The related building asset and obligations were relieved from the consolidated balance sheets and the gain was recognized as a reduction in general and administrative expenses for the twelve months ended December 31, 2013.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Quarterly Financial Information (unaudited)

        Our quarterly financial information for the years ended December 31, 2013 and 2012 is as follows:

(In thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the Year Ended
2013
Revenue	$1,447,749	$1,513,006	$1,472,603	$1,444,461	$5,877,819
Operating income	13,965	49,086	56,851	72,460	192,362
Net income attributable to CH2M HILL	7,114	27,496	33,693	50,031	118,334
Net income per common share
Basic	$0.24	$0.92	$1.14	$1.71	$4.00
Diluted	$0.24	$0.91	$1.13	$1.70	$3.96
2012
Revenue	$1,401,944	$1,540,612	$1,603,456	$1,614,541	$6,160,553
Operating income	9,604	46,030	47,822	55,383	158,839
Net income attributable to CH2M HILL	5,124	27,602	29,613	30,637	92,976
Net income per common share
Basic	$0.16	$0.88	$0.95	$1.01	$2.99
Diluted	$0.16	$0.87	$0.94	$1.00	$2.95

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, Douglas County, State of Colorado, on February 24, 2014.

CH2M HILL COMPANIES, LTD.
By:	/s/ JOANN SHEA JoAnn Shea Interim Chief Financial Officer and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated, through their attorney-in-fact as appointed in the power of attorney of February 14, 2014 included as Exhibit 24.1 filed herewith.

Signature	Title	Date

/s/ JACQUELINE C. HINMAN Jacqueline C. Hinman	Chief Executive Officer (Principal Executive Officer) and a Director	February 24, 2014
/s/ JOANN SHEA JoAnn Shea	Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2014
* Robert W. Bailey	Director	February 24, 2014
* Malcolm Brinded	Director	February 24, 2014
* Jerry D. Geist	Director	February 24, 2014
* Charles O. Holliday, Jr.	Director	February 24, 2014
* Lee A. McIntire	Director	February 24, 2014
* Gregory T. McIntyre	Director	February 24, 2014
* Michael E. McKelvy	Director	February 24, 2014
* Georgia R. Nelson	Director	February 24, 2014
* Michael A. Szomjassy	Director	February 24, 2014

Signature	Title	Date

* Barry L. Williams	Director	February 24, 2014

*By:	/s/ JOANN SHEA JoAnn Shea, as attorney-in-fact