Form 10-Q
period 2014-03-31
CH2M HILL COMPANIES LTD
filed 2014-05-09
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of April 24, 2014 was 28,507,821.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$303,348	$294,261
Available-for-sale securities	1,233	1,074
Receivables, net—
Client accounts	684,638	779,159
Unbilled revenue	619,272	611,197
Other	19,351	21,503
Income tax receivable	30,372	15,999
Deferred income taxes	49,340	51,379
Prepaid expenses and other current assets	79,374	80,923
Total current assets	1,786,928	1,855,495
Investments in unconsolidated affiliates	93,497	92,287
Property, plant and equipment, net	237,301	226,425
Goodwill	578,948	573,487
Intangible assets, net	88,491	96,658
Deferred income taxes	127,261	129,591
Employee benefit plan assets and other	88,792	82,454
Total assets	$3,001,218	$3,056,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,213	$4,099
Accounts payable and accrued subcontractor costs	391,300	463,516
Billings in excess of revenue	326,965	358,590
Accrued payroll and employee related liabilities	321,785	337,546
Other accrued liabilities	204,556	188,600
Total current liabilities	1,250,819	1,352,351
Long-term employee related liabilities	579,446	574,816
Long-term debt	478,592	387,023
Other long-term liabilities	94,025	99,623
Total liabilities	2,402,882	2,413,813
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, Class A $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 28,470,862 and 28,782,277 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	285	288
Additional paid-in capital	—	—
Retained earnings	729,603	763,095
Accumulated other comprehensive loss	(146,101)	(138,963)
Total CH2M HILL common stockholders’ equity	583,787	624,420
Noncontrolling interests	14,549	18,164
Total equity	598,336	642,584
Total liabilities and stockholders’ equity	$3,001,218	$3,056,397

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Gross revenue	$1,279,449	$1,447,749
Equity in earnings of joint ventures and affiliated companies	19,287	16,596
Operating expenses:
Direct cost of services and overhead	(1,050,853)	(1,190,105)
General and administrative	(257,429)	(260,275)
Operating (loss) income	(9,546)	13,965
Other income (expense):
Interest income	214	454
Interest expense	(3,430)	(3,304)
(Loss) income before provision for income taxes	(12,762)	11,115
Provision for income taxes	3,885	(1,787)
Net (loss) income	(8,877)	9,328
Less: Loss (income) attributable to noncontrolling interests	2,785	(2,214)
Net (loss) income attributable to CH2M HILL	$(6,092)	$7,114
Net (loss) income attributable to CH2M HILL per common share:
Basic	$(0.21)	$0.24
Diluted	$(0.21)	$0.24
Weighted average number of common shares:
Basic	28,809,022	29,900,083
Diluted	28,809,022	30,222,277

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Net (loss) income	$(8,877)	9,328
Other comprehensive loss:
Foreign currency translation adjustments	(8,181)	(15,213)
Benefit plan adjustments, net of tax	948	—
Unrealized gain on available-for-sale securities and other, net of tax	96	283
Other comprehensive loss	(7,137)	(14,930)
Comprehensive loss	(16,014)	(5,602)
Less: comprehensive (loss) income attributable to noncontrolling interests	(2,785)	2,214
Comprehensive loss attributable to CH2M HILL	$(13,229)	$(7,816)

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(8,877)	$9,328
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,922	18,725
Stock-based employee compensation	13,884	1,502
Loss on disposal of property, plant and equipment	171	234
Allowance for uncollectible accounts	225	796
Deferred income taxes	4,102	(1,522)
Undistributed earnings from unconsolidated affiliates	(19,287)	(16,596)
Distributions of income from unconsolidated affiliates	12,017	7,502
Change in assets and liabilities:
Receivables and unbilled revenue	84,388	103,502
Prepaid expenses and other	(5,228)	(6,890)
Accounts payable and accrued subcontractor costs	(72,373)	(70,058)
Billings in excess of revenue	(32,212)	9,272
Accrued payroll and employee related liabilities	(14,935)	(11,887)
Other accrued liabilities	16,952	(5,917)
Current income taxes	(14,110)	(13,631)
Long term employee related liabilities and other	(5,092)	(1,168)
Net cash (used in) provided by operating activities	(21,453)	23,192
Cash flows from investing activities:
Capital expenditures	(21,664)	(20,368)
Investments in unconsolidated affiliates	(2,095)	(5,878)
Distributions of capital from unconsolidated affiliates	7,073	19,347
Net cash used in investing activities	(16,686)	(6,899)
Cash flows from financing activities:
Borrowings on long-term debt	452,925	405,308
Payments on long-term debt	(359,306)	(345,451)
Repurchases and retirements of common stock	(44,111)	(33,692)
Acquisition payments	—	(1,437)
Excess tax benefits from stock-based compensation	2,823	2,995
Net distributions to noncontrolling interests	(830)	(524)
Net cash provided by financing activities	51,501	27,199
Effect of exchange rate changes on cash	(4,275)	(2,473)
Increase in cash and cash equivalents	9,087	41,019
Cash and cash equivalents, beginning of period	294,261	310,638
Cash and cash equivalents, end of period	$303,348	$351,657
Supplemental disclosures:
Cash paid for interest	$3,774	$3,282
Cash (refunded) paid for income taxes	$(2,773)	$7,723

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

During the first quarter of 2014, we experienced significant cost growth on a fixed-price contract to design and construct a new power generation facility in the northeastern United States.  The effect of these changes in estimates resulted in the decrease of gross margin totaling $52.5 million in the first quarter of 2014 which includes both the reversal of previously recognized profits as well as the recording of the estimated total loss on the project at completion.  These increases in costs resulted from multiple sources including a substantial decline in union labor productivity, poor subcontractor performance and schedule delays caused by severe weather in the northeast United States. Management intends to seek recovery of a portion of this loss from various sources including change orders to be submitted to the customer, proceeds from a subcontractor default insurance policy and cost recoveries from subcontractors, although there can be no assurance they will be successful in obtaining such recoveries.  Although the project is close to completion, we could incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss or if our plans to meet our revised schedule are not achieved.  In the comparative period in the prior year, we recorded a decrease in gross margin on another fixed price contract in the western U.S., totaling $40.0 million in the three months ended March 31, 2013. That contract is now substantially complete.

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

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based off of unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based off of significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. There were no significant transfers between levels during the period ended March 31, 2014.

Available-for-Sale Securities

Available-for-sale securities are carried at fair value, with unrecognized gains and losses reported in accumulated other comprehensive loss, net of taxes. Losses on available-for-sale securities are recognized when a loss is determined to be other than temporary or when realized. The fair value of available-for-sale securities is estimated using Level 1 inputs.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired.  Goodwill acquired in a purchase business combination is not amortized, but instead, is tested for impairment at least annually in accordance with the provisions of the FASB Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other (“ASC 350”), as amended under Accounting Standards Update 2011-08 (“ASU 2011-08”).  In performing the annual impairment test, we evaluate our goodwill at the reporting unit level.  Under the guidance of ASC 350, we have the option to assess either quantitative or qualitative factors to determine if it is more likely than not that the fair values of our reporting units are less than their carrying amounts.  If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts, then the next step of the impairment test is unnecessary.  If we conclude otherwise, then we are required to test goodwill for impairment under the two-step process.  The two-step process involves comparing the estimated fair value of each reporting unit to the unit’s carrying value, including goodwill.  If the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, we would then perform a second step to measure the amount of goodwill impairment loss to be recorded.  We determine the fair value of our reporting units using a market approach.  Our market based valuation method provides estimates of the fair value of our reporting units based on applying a multiple to our estimate of a cash flow metric for each business unit.  Our annual goodwill impairment test is conducted as of October 1st of each year.

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

Stockholders’ Equity

The changes in stockholders’ equity for the three months ended March 31, 2014 are as follows (in thousands):

	Shares	Amount
Stockholders’ equity, December 31, 2013	28,782	$642,584
Net loss	—	(6,092)
Shares issued in connection with stock-based compensation and employee benefit plans	302	13,884
Shares purchased and retired	(613)	(41,288)
Other comprehensive loss, net of tax	—	(7,137)
Loss attributable to noncontrolling interests	—	(2,785)
Net distributions to noncontrolling interests	—	(830)
Stockholders’ equity, March 31, 2014	28,471	$598,336

Employee Benefit and Retirement Plans

Stock Option Plan

We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three months ended March 31, 2014 was $8.07, compared to $6.41 for the same period in the prior year.

We estimate the expected term of options granted based on historical experience of employee exercise behavior. We estimate the volatility of our common stock by using the weighted-average of historical volatility over the same period as the expected option term. We use the U.S. Treasury Yield Curve rates as a proxy for the risk-free interest rate in the option valuation model with maturities similar to the expected term of the options. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite vesting periods of the awards. The total compensation cost recognized for stock-based payments for stock options was $0.8 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

Restricted Stock Plan

The Amended and Restated Restricted Stock Plan provides eligible individuals with added incentives to continue in the long-term service of our Company. The awards are made for no consideration, vest over various periods, and may include performance requirements, but are considered outstanding at the time of grant. We recognize compensation costs, net of forfeitures, over the vesting term based on the fair value of the restricted stock at the date of grant. The amount of compensation expense recognized under the Restricted Stock Plan was $0.8 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively.

Retirement and Tax-Deferred Savings Plan

The Retirement and Tax-Deferred Savings Plan (“401(K) Plan”) is a retirement plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement.  In September 2012, our Board of Directors approved the CH2M HILL Companies, Ltd. Amended and Restated 401(k) Plan which became effective January 1, 2013 (“401(k) Plan”).  The 401(k) Plan allows for matching contributions up to 6% of the employee’s base compensation, although specific subsidiaries may have different limits on employer matching.  The matching contributions may be made in both cash and/or stock.  Employer defined contributions will no longer be made under the 401(k) Plan.  Expenses related to matching contributions made in common stock for the 401(k) Plan were $12.3 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively.

(2) Segment Information

Effective January 1, 2014, we instituted certain significant organizational changes including the manner in which our operations are managed. Our operations are now organized and managed using a structure consisting of markets, geographical areas and service lines.  Our business results are reported internally using this matrix structure.  In connection with this change, we reevaluated the manner in which our Chief Operating Decision Maker (“CODM”) reviews operating results and makes key business decisions.  As a result of our evaluation, we determined that our CODM is our executive management committee that meets regularly to evaluate operating results and allocate our financial and operational resources.  Our CODM primarily reviews consolidated financial operating results, as well as safety, project delivery and other operational metrics. We reviewed these operating segment lines, noting the services we offer have similar economic characteristics, including:

•      The composition of our workforce is highly consistent across all market, geographical and service lines;

•      Our customers share similar characteristics, including regulatory and confidentiality constraints, quality and safety delivery requirements;

•      We use similar technologies, including project proposal, design and delivery software tools, consistently throughout our organization;

•      Our markets and service lines have similar gross margin rates;

•      The channels we use to deliver our services within our markets are comparable;

•      Our markets, service lines, and geographies assemble teams from the entire organization to seamlessly deliver projects;

•      We share staff across these entities and from within our corporate functions to assure effective project delivery;

•      Regulatory environments in which we operate are comparable across our markets including, state, local and federal governmental regulations;

•      The marketing methods we use across our service lines are consistent;

•      We designed our sales force to benefit our markets and service lines interchangeably;

•      Our project proposal teams are designed to be utilized in all of our markets, service lines and geographical areas; and,

•      Our delivery administration and enterprise delivery excellence services were formed to ensure a consistent, high quality service experience for our clients.

Based on our evaluation, we have determined that our operations may be aggregated into one reportable segment.

The following table summarizes our gross revenue by market:

	Three Months Ended March 31,
($ in thousands)	2014	2013
Market:
Water	$301,197	$289,192
Environmental and Nuclear	294,621	301,995
Energy	274,015	399,462
Transportation	236,213	225,614
Facilities and Urban Environments	173,403	231,486
Total	$1,279,449	$1,447,749

(3) Earnings Per Share

Basic earnings per share (“EPS”) excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents, which consists of stock options, and is computed using the weighted-average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents are only included in the Diluted EPS calculation when their effect is dilutive.

Reconciliations of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net (loss) income attributable to CH2M HILL	$(6,092)	$7,114
Denominator:
Basic weighted-average common shares outstanding	28,809	29,900
Dilutive effect of common stock equivalents	—	322
Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	28,809	30,222
Basic net (loss) income per common share	$(0.21)	$0.24
Diluted net (loss) income per common share	$(0.21)	$0.24

For the three months ended March 31, 2014, we did not include 327,000 potentially dilutive common stock equivalents in the calculation of Diluted EPS because to do so would be antidilutive, given the net loss for the quarter.

(4) Variable Interest Entities and Equity Method Investments

We routinely enter into teaming arrangements to perform projects for our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. The arrangements facilitate the completion of projects that are jointly contracted with our partners. These arrangements are formed to leverage the skills of the respective partners and include consulting, construction, design, design-build, program management and operations and maintenance contracts. The assets of a VIE are restricted for use only for the particular VIE and are not available for general operations of the company.  Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project.

We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a variable interest entity (“VIE”). A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities is made. Most of the VIEs with which our company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. As of March 31, 2014, total assets of VIEs that were consolidated were $154.9 million and liabilities were $118.1 million.

We held investments in unconsolidated affiliates of $93.5 million and $92.3 million at March 31, 2014 and December 31, 2013, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus our portion of the entities’ undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

As of March 31, 2014, the total assets of VIEs that were not consolidated were $343.5 million and total liabilities were $278.8 million. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

(5) Acquisitions

On April 4, 2014, we acquired certain agreed upon assets of TERA Environmental Consultants (“TERA”).  TERA is an employee-owned environmental consulting firm headquartered in Canada specializing in providing environmental assessment, planning, siting, permitting, licensing, and related services for the pipeline, electrical transmission, and oil and gas industries. The purchase price was paid to TERA in the form of $94.3 million of cash and $10.9 million of common stock of CH2M HILL valued at the date of acquisition.  A portion of the cash purchase price was retained as a holdback amount for the settlement of future potential liabilities that may arise.  We are currently in the process of evaluating the fair values of net assets acquired to determine the purchase price allocation.  The results of TERA will begin to be included in our consolidated results beginning in the second quarter of 2014.

(6) Goodwill and Intangible Assets

The following table presents the changes in goodwill:

($ in thousands)	March 31, 2014	December 31, 2013
Balance at beginning of period	$573,487	$562,461
Foreign currency translation	5,461	11,026
Balance at end of period	$578,948	$573,487

Intangible assets with finite lives consist of the following:

($ in thousands)	Cost	Accumulated Amortization	Net finite-lived intangible assets
March 31, 2014
Contracted backlog	$79,821	$(71,771)	$8,050
Customer relationships	163,652	(95,229)	68,423
Tradename	24,641	(12,623)	12,018
Total finite-lived intangible assets	$268,114	$(179,623)	$88,491
December 31, 2013
Contracted backlog	$79,576	$(70,306)	$9,270
Customer relationships	162,444	(88,436)	74,008
Tradename	24,588	(11,208)	13,380
Total finite-lived intangible assets	$266,608	$(169,950)	$96,658

All intangible assets are being amortized over their expected lives of between three and seven years.  The amortization expense reflected in the consolidated statements of income totaled $9.1 million and $8.7 million for the three months ended March 31, 2014 and 2013, respectively. All intangible assets are expected to be fully amortized in 2018.

(7) Property, Plant and Equipment

Property, plant and equipment consists of the following:

($ in thousands)	March 31, 2014	December 31, 2013
Land	$21,616	$22,120
Building and land improvements	93,891	93,088
Furniture and fixtures	26,872	26,560
Computer and office equipment	154,446	146,645
Field equipment	125,924	121,186
Leasehold improvements	73,893	72,759
	496,642	482,358
Less: Accumulated depreciation	(259,341)	(255,933)
Net property, plant and equipment	$237,301	$226,425

Depreciation expense reflected in the consolidated statements of income was $9.8 million and $10.0 million for the three months ended March 31, 2014 and 2013, respectively.

(8) Fair Value of Financial Instruments

Cash and cash equivalents, client accounts receivables, unbilled revenue, accounts payable and accrued subcontractor costs and billings in excess of revenue are carried at cost, which approximates fair value due to their short maturities. Fair value of long-term debt, including the current portion, is estimated based on Level 2 inputs, except the amount outstanding on the revolving credit facility for which the carrying value approximates fair value. Fair value is determined by discounting future cash flows using interest rates available for issues with similar terms and average maturities. The estimated fair values of our financial instruments where carrying values do not approximate fair value are as follows:

	March 31, 2014		December 31, 2013
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable	$10,033	$8,864	$10,472	$9,260
Equipment financing	7,136	6,258	2,446	2,279

The fair value of marketable securities classified as available-for-sale, which totaled $1.2 million and $1.1 million at March 31, 2014 and December 31, 2013, respectively, were valued based on Level 1 inputs whereby a readily determinable market value exists for the specific asset.

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. At March 31, 2014, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond five years. As of March 31, 2014 and December 31, 2013, derivative assets and liabilities recorded were insignificant. For the periods ended March 31, 2014 and 2013, respectively, the periodic changes in the fair value of derivatives recorded in earnings were insignificant.

(9) Employee Benefit Plan Assets

We have investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair market value primarily using Level 2 inputs. As of March 31, 2014 and December 31, 2013, the fair market value of these assets were $84.7 million and $80.0 million, respectively, and are included in employee benefit plan assets and other on the consolidated balance sheets.  Contributions to our pension plans were $9.8 million and $6.6 million for the three months ended March 31, 2014 and 2013, respectively.

(10) Line of Credit and Long-Term Debt

On March 28, 2014, we amended and restated our Credit Agreement (“Second Amended and Restated Credit Agreement”), which provides us an unsecured revolving Credit Facility (the “Credit Facility”), for the purpose of increasing the size of the Credit Facility to $1.1 billion, extending the maturity to March 28, 2019, increasing the capacity of certain subfacilities as well as improving our borrowing rates. Under the terms of the Second Amended and Restated Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $350.0 million.  The revised Credit Facility has a subfacility for the issuance of standby letters of credit in a face amount up to $750.0 million and a subfacility up to $300.0 million for multicurrency borrowings.  All other terms of the Second Amended and Restated Credit Agreement are consistent with those of the previous amended credit agreement, entered into on April 19, 2012, and are disclosed in the 2013 10-K Annual Report.

The Second Amended and Restated Credit Agreement contains customary representations and warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of March 31, 2014, we were in compliance with the covenants required by the Second Amended and Restated Credit Agreement.  The remaining unused borrowing capacity under the Credit Facility was $350.5 million as of March 31, 2014.

Our nonrecourse and other long-term debt consist of the following:

($ in thousands)	March 31, 2014	December 31, 2013
Nonrecourse:
Mortgage note payable in monthly installments to July 2020, secured by real estate, rents and leases. The note bears interest at 5.35%	$8,969	$9,259
Mortgage note payable in monthly installments to December 2015, secured by real estate. The note bears interest at 6.59%	1,064	1,213
	10,033	10,472
Other:
Revolving credit facility	466,000	376,829
Equipment financing, due in monthly installments to March 2021, secured by equipment. These notes bear interest ranging from 3.22% to 8.84%	7,136	2,446
Other notes payable	1,636	1,375
Total debt	484,805	391,122
Less: current portion of debt	6,213	4,099
Total long-term portion of debt	$478,592	$387,023

(11) Income Taxes

The effective tax rate for the three months ended March 31, 2014 was 38.9% compared to 20.1% for the same period in the prior year. In the quarter ended March 31, 2014, we recorded an income tax benefit due to the accounting loss recognized during the period. The effective tax rate for 2013 was lower in comparison to the effective tax rate in 2014 primarily due to the reinstatement and recognition of the 2012 research credit in the quarter ended March 31, 2013, which did not re-occur in 2014.  Our effective tax rate continues to be negatively impacted by the effect of non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

Undistributed earnings of our foreign subsidiaries amounted to approximately $291.6 million at March 31, 2014.  These earnings are considered to be permanently reinvested.  Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made.  If these earnings were repatriated as of March 31, 2014, approximately $28.0 million of income tax expense would be incurred. Cash held in international accounts at March 31, 2014 and December 31, 2013 was $270.3 million and $247.8 million, respectively.

As of March 31, 2014 and December 31, 2013, we had $37.7 million and $38.5 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the amounts discussed above are approximately $6.9 million and $6.8 million of accrued interest and penalties related to uncertain tax positions, as of March 31, 2014 and December 31, 2013, respectively.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., United Kingdom and Canada. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 2004.

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

Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of March 31, 2014 and December 31, 2013, accruals for potential estimated claim liabilities were $14.7 million and $15.5 million, respectively.

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M HILL Hanford Group (“CH2M HILL Subsidiary”) employees pleaded guilty on felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney’s Office raised the possibility of violations of the civil False Claims Act and criminal charges for possible violations of federal criminal statutes arising from CH2M HILL’s Subsidiary overtime practices on the project. In September 2012, the government intervened in a civil False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud. In March 2013, we entered into a Non-Prosecution Agreement (“NPA”) concluding the criminal investigation so long as we comply with the terms of the NPA. The NPA requires us to comply with ongoing requirements for three years after the effective date. By a separate agreement, we obtained dismissal of the civil False Claims Act case. We paid $18.5 million in total under both agreements. As a result, no criminal charges were brought against CH2M HILL Subsidiary or any CH2M HILL entities, and the civil False Claims Act case was dismissed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations as a whole and for each of our operating segments and should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our actual results could differ materially from these forward looking statements due to numerous factors including, without limitation, the following: the continuance of, and funding for certain governmental regulation and enforcement programs which create demand for our services; our ability to attract and perform large, longer-term projects; our ability to insure against or otherwise cover the liability risks inherent in our business including environmental liabilities and professional engineering liabilities; our ability to manage the risks inherent in the government contracting business and the delivery of lump sum projects; our ability to manage the costs associated with our fixed price contracts; our ability to manage the risks inherent in international operations, including operations in war and conflict zones, our ability to identify and successfully integrate acquisitions; our ability to attract and retain professional personnel; changes in global business, economic, political and social conditions; intense competition in the global engineering, procurement and construction industry; civil unrest, security issues and other unforeseeable events in countries in which we do business; our failure to receive anticipated new contract awards; the affects, if any, of U.S. government budget constraints; difficulties or delays incurred in the execution of contracts; and other risks and uncertainties set forth under Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2013, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward looking statements should not be regarded as representation or warranties by the Company that such matters will be realized.

Business Summary

Founded in 1946, we are a large employee-controlled professional engineering services firm providing engineering, construction, consulting, design, design-build, procurement, operations and maintenance, EPC, program management and technical services around the world. We have approximately 26,000 employees worldwide.

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

Acquisitions

We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, provide local resources internationally to serve our customers, add value to the projects undertaken for clients, or enhance our capital strength.  On April 4, 2014, we acquired substantially all the assets of TERA Environmental Consultants (“TERA”).  TERA is an employee-owned environmental consulting firm headquartered in Canada specializing in providing environmental assessment, planning, siting, permitting, licensing, and related services for the pipeline, electrical transmission, and oil and gas industries. The results of TERA will begin to be included in our consolidated results beginning in the second quarter of 2014.

Summary of Operations

Effective January 1, 2014, we instituted certain significant organizational changes including the manner in which our operations are managed. Our operations are now organized and managed using a structure consisting of markets, geographical areas and service lines.  Our business results are reported internally using this matrix structure.  In connection with this change, we reevaluated the manner in which our Chief Operating Decision Maker (“CODM”) reviews operating results and makes key business decisions.  As a result of our evaluation, we determined that our CODM is our executive management committee that meets regularly to evaluate operating results and allocate our financial and operational resources.  Our CODM primarily reviews consolidated financial operating results, as well as safety, project delivery and other operational metrics. We reviewed these operating segment lines, noting our operations have similar economic characteristics, including:

•      The composition of our workforce is highly consistent across all market, geographical and service lines;

•      Our customers share similar characteristics, including regulatory and confidentiality constraints, quality and safety delivery requirements;

•      We use similar technologies, including project proposal, design and delivery software tools, consistently throughout our organization;

•      Our markets and service lines have similar gross margin rates;

•      The channels we use to deliver our services within our markets are comparable;

•      Our markets, service lines, and geographies assemble teams from the entire organization to seamlessly deliver projects;

•      We share staff across these entities and from within our corporate functions to assure effective project delivery;

•      Regulatory environments in which we operate are comparable across our markets including, state, local and federal governmental regulations;

•      The marketing methods we use across our service lines are consistent;

•      We designed our sales force to benefit our markets and service lines interchangeably;

•      Our project proposal teams are designed to be utilized in all of our markets, service lines and geographical areas; and,

•      Our delivery administration and enterprise delivery excellence services were formed to ensure a consistent, high quality service experience for our clients.

Based on our evaluation, we have determined that our operations may be aggregated into one reportable segment.

The following table summarizes our gross revenue by market:

	Three Months Ended March 31,
($ in thousands)	2014	2013
Market:
Water	$301,197	$289,192
Environmental and Nuclear	294,621	301,995
Energy	274,015	399,462
Transportation	236,213	225,614
Facilities and Urban Environments	173,403	231,486
Total	$1,279,449	$1,447,749

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Our gross revenue decreased by $168.3 million, or 11.6%, for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013, including declines of $125.4 million and $58.1 million in our Energy and Facilities and Urban Environments markets, respectively.  The decrease in revenue in our Energy market was primarily attributable to volume decreases on three design-build power plant projects in the U.S., all of which were either completed after the prior year quarter or are nearing completion in 2014.  Additionally, a decrease in Canadian construction projects, primarily gas processing and pipeline projects, also contributed to the decline in our Energy market revenues.  New oil and gas projects in our Alaska Energy market somewhat offset this market revenue decline.  We also experienced a significant decline in the revenue in our Facilities and Urban Environments market due to three factors: 1) lower demand for new projects in the electronics and manufacturing industries in our Asia Pacific and domestic regions, 2) a business decision to de-risk this portfolio by reducing the number of new design build projects, and 3) a decline in Middle Eastern planning support services for U.S. armed forces.  Revenues from our other markets remained relatively consistent from the prior year quarter.

In the current quarter, we had an operating loss of $9.5 million which represents a decrease of $23.5 million from the comparable prior year quarter operating profit of $14.0 million.  A majority of the decline in our operating profit in the current year quarter is attributable to a significant loss on a power project within our Energy market primarily due to cost overruns on a fixed-price construction project in the northeast United States.  The effect of these changes in estimates resulted in the decrease of gross margin totaling $52.5 million in the first quarter of 2014 which includes both the reversal of previously recognized profits as well as the recording of the estimated total loss on the project at completion.  These changes in cost estimates resulted from multiple sources including a substantial decline in union labor productivity, poor subcontractor performance and schedule delays caused by severe weather in the northeast United States. Management intends to seek recovery of a portion of this loss from various sources including change orders to be submitted to the customer, proceeds from a subcontractor default insurance policy and cost recoveries from subcontractors, although there can be no assurance they will be successful in obtaining such recoveries.  Although the project is close to completion, we could incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated costs or if our plans to meet our revised schedule are not achieved.  In the comparative period in the prior year, we recorded a decrease in gross margin on another fixed price power project contract in the western U.S., totaling $40.0 million in the three months ended March 31, 2013. This contract is now substantially complete. Furthermore, in the first quarter of 2014, another power project, located in our Asia Pacific region, experienced significant growth in estimated costs at completion totaling $56 million compared to the previously existing estimate at completion. That contract is less than 20% complete, and as a result the impact to results of operations for the quarter was insignificant. We could incur a loss on that contract if additional cost growth is identified in future periods.

The current year quarter operating loss was also due in part to the declines in revenues.  Additionally, our Facilities and Urban Environments market experienced a decline of approximately $13.0 million in their gross margin for the current year quarter due primarily to higher than expected costs and completion delays on a design-build project and an operations management project in our European market as well as similar issues on a design build facility for the US Coast Guard in the southern United States.  As a result of these factors, this market operated at near break-even for the quarter.  The current year quarter’s decline in operating profit was partially offset by higher margin volume on new domestic Energy projects and the settlement of a dispute on a program management project in our Middle East water business.  Furthermore, we experienced lower costs associated with professional liability claims in our both our water and transportation full service businesses in the first quarter of 2014 compared to 2013, as well as an overall decrease in our indirect and overhead costs.  These factors, along with other minor variances, resulted in our Water and Transportation markets performing better in the current quarter compared to the prior year quarter by nearly $10.0 million in total.   Lastly, offsetting the declines above in gross margin, in the prior year quarter, we recorded project losses on two domestic Energy construction projects.  Those projects were completed in 2013 so no further losses on these projects were recorded in the current year period.  The current quarter operating profit in our Environment and Nuclear market remained relatively consistent from that of the prior year.

Income Taxes

The effective tax rate for the three months ended March 31, 2014 was 38.9% compared to 20.1% for the same period in the prior year. In the quarter ended March 31, 2014, we recorded an income tax benefit due to the accounting loss recognized during the period. The effective tax rate for 2013 was lower in comparison to the effective tax rate in 2014 primarily due to the reinstatement and recognition of the 2012 research credit in the quarter ended March 31, 2013, which did not re-occur in 2014.  Our effective tax rate continues to be negatively impacted by the effect of non-deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

Undistributed earnings of our foreign subsidiaries amounted to approximately $291.6 million at March 31, 2014.  These earnings are considered to be permanently reinvested.  Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made.  If these earnings were repatriated as of March 31, 2014, approximately $28.0 million of income tax expense would be incurred.  Cash held in international accounts at March 31, 2014 and December 31, 2013 was $270.3 million and $247.8 million, respectively.

As of March 31, 2014 and December 31, 2013, we had $37.7 million and $38.5 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the amounts discussed above are approximately $6.9 million and $6.8 million of accrued interest and penalties related to uncertain tax positions, as of March 31, 2014 and December 31, 2013, respectively.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., United Kingdom and Canada. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 2004.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are working capital, capital expenditures and purchases of stock presented on our internal market.  During the three months ended March 31, 2014, cash used in operations was $21.5 million compared to cash provided by operations of $23.2 million in the same period last year. Cash flows from operations primarily result from earnings on our operations and changes in our working capital.  Earnings from our operations vary from period to period based primarily on the mix of our projects underway and the percentage of project work completed during the period.  Our working capital requirements are also highly dependent on project mix, stage of completion, as well as the commercial terms of the project contracts.  The decrease in operating cash flow during the current period was primarily attributable to a decrease in earnings of $18.2 million from the same period last year.  The majority of the decrease in earnings is due to project cost overruns described in the Results of Operations above.  Additionally, we fulfilled a significant portion of our obligations under contracts where we received advanced payments (or billings in excess of revenue), which resulted in a $32.2 million cash outflow in the current year quarter compared to a $9.3 million cash inflow in the prior year quarter.

We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at March 31, 2014, we have deemed the allowance for doubtful accounts to be adequate; however, economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments.

Cash used in investing activities was $16.7 million in the three months ended March 31, 2014 compared to $6.9 million for the same period in 2013. The majority of cash used in our investing activities relates to cash spent on capital expenditures of $21.7 million and $20.4 million in the three months ended March 31, 2014 and 2013, respectively.  Capital expenditures in the three months ended March 31, 2014 primarily related to upgrades of our enterprise resource planning system, equipment to support Energy market projects on the North Slope of Alaska and improvements to our corporate offices in Colorado and other offices.  We periodically make working capital advances to certain of our unconsolidated joint ventures and, such advances are repaid to us from the joint ventures in the normal course of the joint venture activities.  This investing activity is reflected in our Consolidated Statements of Cash Flows on a gross basis.  During the quarter ended March 31, 2014 we received working capital repayments from our unconsolidated joint ventures of $7.1 million, including a distribution of $6.3 million from a major domestic nuclear joint venture project.  Working capital advances to our unconsolidated joint ventures for the three months ended March 31, 2014 were $2.1 million, including an advance of $2.0 million to an international Transportation joint venture.

Cash provided by financing activities was $51.5 million in the three months ended March 31, 2014 compared to $27.2 million for the same period in 2013.  For the three months ended March 31, 2014, repurchases of stock were $44.1 million compared to $33.7 million for the same period in the prior year. For the three months ended March 31, 2014, net borrowings of debt were $93.6 million, compared to $59.9 million during the three months ended March 31, 2013.  The increase in net borrowings on debt in the period ended March 31, 2014 of $33.7 million was primarily used to fund our operating cash flow deficit and higher repurchases of stock.

On March 28, 2014, we amended and restated our Credit Agreement (“Second Amended and Restated Credit Agreement”), which provides us an unsecured revolving Credit Facility (the “Credit Facility”), for the purpose of increasing the amounts available under the Credit Facility to $1.1 billion, extending the maturity to March 28, 2019, increasing the capacity of certain subfacilities as well as improving our borrowing rates. Under the terms of the Second Amended and Restated Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $350.0 million.  The revised Credit Facility has a subfacility for the issuance of standby letters of credit in a face amount up to $750.0 million and a subfacility up to $300.0 million for multicurrency borrowings.  All other terms of the Second Amended and Restated Credit Agreement are consistent with those of the previous amended credit agreement, entered into on April 19, 2012, and are disclosed in the 2013 10-K Annual Report.

The Second Amended and Restated Credit Agreement contains customary representations and warranties and conditions to borrowing, including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type. We are also required to comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. As of March 31, 2014, we were in compliance with the covenants required by the Second Amended and Restated Credit Agreement. There can be no assurance that the capacity under this facility will be adequate to fund future operations or acquisitions we may pursue from time to time.

At March 31, 2014, we had $466.0 million in outstanding borrowings on the Credit Facility. The average rate of interest charged on that balance was 1.75% as of March 31, 2014. At March 31, 2014, company-wide issued and outstanding letters of credit, and bank guarantee facilities of $197.4 million were outstanding, compared to $201.9 million at December 31, 2013.  The remaining unused borrowing capacity as of March 31, 2014 was $350.5 million.

Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash, we may either choose to finance new opportunities using borrowings under our Credit Facility, or other debt. In some instances we may use a combination of one or more of these financing mechanisms. As of March 31, 2014, we had other outstanding debt obligations of approximately $18.8 million.  These obligations relate to the capitalized leases on plant and equipment, mortgages related to property and notes payable.

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

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the three months ended March 31, 2014, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The accounting policies that we believe are most critical to the understanding of our financial condition and results of operations and require complex management judgment are summarized below. Further detail and information regarding our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We have a history of making reasonable estimates of the extent of progress towards completion, total contract revenue and total contract costs on our engineering and construction contracts. However, due to uncertainties inherent in the estimation process, it is possible that actual total contract revenue and completion costs may vary from estimates, and such differences could be material.

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

Recently Adopted Accounting Standards

See Note 1 of the Notes to Consolidated Financial Statements.

Commitments and Contingencies

See Note 12 of the Notes to Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

Foreign currency exchange rates.  We operate in many countries around the world and as a result, are exposed to foreign currency exchange rate risk on transactions in numerous countries. We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as, intercompany trade balances among our entities with differing currencies. In order to mitigate this risk, we enter into derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. As of March 31, 2014, the foreign exchange contracts outstanding were insignificant.

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving Credit Facility. As of March 31, 2014 the outstanding balance on the unsecured revolving Credit Facility was $466.0 million. We have assessed the market risk exposure on this financial instrument and determined that any significant changes to the fair value of this instrument would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured Credit Facility, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $4.7 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington is investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M HILL Hanford Group (“CH2M HILL Subsidiary”) employees pleaded guilty on felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney’s Office raised the possibility of violations of the civil False Claims Act and criminal charges for possible violations of federal criminal statutes arising from CH2M HILL’s Subsidiary overtime practices on the project. In September 2012, the government intervened in a civil False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud. In March 2013, we entered into a Non-Prosecution Agreement (“NPA”) concluding the criminal investigation so long as we comply with the terms of the NPA. The NPA requires us to comply with ongoing requirements for three years after the effective date. By a separate agreement, we obtained dismissal of the civil False Claims Act case. We paid $18.5 million in total under both agreements. As a result, no criminal charges were brought against CH2M HILL Subsidiary or any CH2M HILL entities, and the civil False Claims Act case was dismissed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by our company during the period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January(a)	1,928	$59.93	—	—
February	—	—	—	—
March(b)	608,611	69.43	—	—
Total	610,539	69.40	—	—

(a)                                 Shares purchased by CH2M HILL from terminated employees.

(b)                                 Shares purchased by CH2M HILL in the Internal Market.

Item 5.  OTHER INFORMATION

Disclosure of Iranian Activities Under Section 13(r) of the Securities Exchange Act of 1934

As previously disclosed, we acquired Halcrow, a U.K. engineering consulting company, in November 2011. Halcrow provides services to clients worldwide and, prior to the acquisition, Halcrow had a small presence in Iran. As a condition of the acquisition, we required Halcrow and its subsidiaries to terminate all activities in Iran. Halcrow undertook expedient steps to withdraw all operational activities from Iran.

In order to complete the remaining wind-down activities in accordance with applicable laws in the United States and the European Union, Halcrow applied for and received specific licenses from the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury and from Her Majesty’s Treasury (“HMT”) in the United Kingdom. Pursuant to these authorizations related to its wind-down activities, in the first quarter of 2014, Halcrow paid an amount equal to $278 from an account with Bank Tejarat, an Iranian bank designated under Executive Order 13382, to Halcrow’s non-designated counsel in Iran to be used for the payment of taxes. Halcrow also made a payment equal to $13,085 from an account with Bank Tejarat to Bank Melli, an Iranian bank designated under Executive Order 13382, in relation to fees for the temporary extension of two guarantees issued for a former client in connection with a completed project. As these wind-down activities involved only the payment of expenses without associated gross receipts, no net profits were attributable to such wind-down activities in the first quarter of 2014. These activities (which were denominated in Iranian Rials) were reported to OFAC and HMT per the requirements of Halcrow’s authorizations. Once all remaining wind-down activities are complete in accordance with the authorizations received from OFAC and HMT, Halcrow does not intend to continue such activities.

Item 6.  Exhibits

Exhibit Index

10.1

Resignation, Waiver and General Release & Mutual Non-Disparagement Agreement entered into on February 6, 2014 by and between CH2M HILL and Michael A. Lucki (filed as Exhibit 10.1 to CH2M HILL’s Form 8-K on February 20, 2014 (Commission File No. 000-27261), and incorporated by reference).

*10.2

Second Amended and Restated Credit Agreement dated as of March 28, 2014, by and among CH2M HILL Companies, Ltd. and certain of its subsidiaries, Wells Fargo Bank, National Association, and other lenders as party thereto.  Portions of Schedules 2.02 and 7.03 to this Exhibit 10.2 have been omitted pursuant to an application for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

CH2M HILL Companies, Ltd.

Date: May 9, 2014	/s/ JOANN SHEA
JoAnn Shea
Interim Chief Financial Officer