Form 10-Q
period 2014-06-30
CH2M HILL COMPANIES LTD
filed 2014-08-08
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of July 23, 2014 was 27,843,793.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$191,252	$294,261
Available-for-sale securities	1,177	1,074
Receivables, net—
Client accounts	728,056	779,159
Unbilled revenue	631,467	611,197
Other	18,974	21,503
Income tax receivable	35,230	15,999
Deferred income taxes	51,200	51,379
Prepaid expenses and other current assets	92,909	80,923
Total current assets	1,750,265	1,855,495
Investments in unconsolidated affiliates	101,372	92,287
Property, plant and equipment, net	255,313	226,425
Goodwill	638,102	573,487
Intangible assets, net	134,998	96,658
Deferred income taxes	129,868	129,591
Employee benefit plan assets and other	89,007	82,454
Total assets	$3,098,925	$3,056,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,707	$4,099
Accounts payable and accrued subcontractor costs	446,197	463,516
Billings in excess of revenue	278,666	358,590
Accrued payroll and employee related liabilities	331,256	337,546
Other accrued liabilities	215,814	188,600
Total current liabilities	1,277,640	1,352,351
Long-term employee related liabilities	589,154	574,816
Long-term debt	554,419	387,023
Other long-term liabilities	96,688	99,623
Total liabilities	2,517,901	2,413,813
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, Class A $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 27,847,589 and 28,782,277 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	278	288
Additional paid-in capital	—	—
Retained earnings	698,090	763,095
Accumulated other comprehensive loss	(132,013)	(138,963)
Total CH2M HILL common stockholders’ equity	566,355	624,420
Noncontrolling interests	14,669	18,164
Total equity	581,024	642,584
Total liabilities and stockholders’ equity	$3,098,925	$3,056,397

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross revenue	$1,402,448	$1,513,006	$2,681,897	$2,960,755
Equity in earnings of joint ventures and affiliated companies	15,890	10,345	35,177	26,941
Operating expenses:
Direct cost of services and overhead	(1,119,346)	(1,204,250)	(2,170,199)	(2,394,355)
General and administrative	(279,417)	(270,015)	(536,846)	(530,290)
Operating income	19,575	49,086	10,029	63,051
Other income (expense):
Interest income	281	531	495	985
Interest expense	(3,325)	(3,291)	(6,755)	(6,595)
Income before provision for income taxes	16,531	46,326	3,769	57,441
Provision for income taxes	(4,373)	(15,071)	(488)	(16,858)
Net income	12,158	31,255	3,281	40,583
Less: (Income) loss attributable to noncontrolling interests	(708)	(3,759)	2,077	(5,973)
Net income attributable to CH2M HILL	$11,450	$27,496	$5,358	$34,610
Net income attributable to CH2M HILL per common share:
Basic	$0.40	$0.92	$0.19	$1.16
Diluted	$0.40	$0.91	$0.18	$1.15
Weighted average number of common shares:
Basic	28,505,659	29,910,693	28,657,340	29,899,941
Diluted	28,815,591	30,174,375	28,976,337	30,192,116

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$12,158	$31,255	$3,281	$40,583
Other comprehensive income (loss):
Foreign currency translation adjustments	13,230	(6,208)	5,049	(21,421)
Benefit plan adjustments, net of tax	891	—	1,839	—
Unrealized (loss) gain on available-for-sale securities and other, net of tax	(34)	(476)	62	(193)
Other comprehensive income	14,087	(6,684)	6,950	(21,614)
Comprehensive income	26,245	24,571	10,231	18,969
Less: comprehensive income (loss) attributable to noncontrolling interests	708	3,759	(2,077)	5,973
Comprehensive income attributable to CH2M HILL	$25,537	$20,812	$12,308	$12,996

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,281	$40,583
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	40,849	37,407
Stock-based employee compensation	28,808	15,839
Loss on disposal of property, plant and equipment	466	1,767
Allowance for uncollectible accounts	852	2,771
Deferred income taxes	(247)	(15,169)
Undistributed earnings from unconsolidated affiliates	(35,177)	(26,941)
Distributions of income from unconsolidated affiliates	25,134	33,321
Change in assets and liabilities:
Receivables and unbilled revenue	63,013	(49,384)
Prepaid expenses and other	(16,691)	(23,938)
Accounts payable and accrued subcontractor costs	(22,868)	(66,147)
Billings in excess of revenue	(81,572)	9,369
Accrued payroll and employee related liabilities	(6,958)	(5,334)
Other accrued liabilities	8,415	(26,989)
Current income taxes	(17,614)	(233)
Long term employee related liabilities and other	(13,223)	2,339
Net cash used in operating activities	(23,532)	(70,739)
Cash flows from investing activities:
Capital expenditures	(45,099)	(48,719)
Acquisitions, net of cash acquired	(87,607)	—
Investments in unconsolidated affiliates	(9,548)	(8,911)
Distributions of capital from unconsolidated affiliates	7,022	37,785
Net cash used in investing activities	(135,232)	(19,845)
Cash flows from financing activities:
Borrowings on long-term debt	957,183	862,244
Payments on long-term debt	(788,292)	(694,498)
Repurchases and retirements of common stock	(116,045)	(80,969)
Acquisition payments	—	(2,670)
Excess tax benefits from stock-based compensation	4,943	6,090
Net distributions to noncontrolling interests	(1,418)	(2,272)
Net cash provided by financing activities	56,371	87,925
Effect of exchange rate changes on cash	(616)	(14,134)
Decrease in cash and cash equivalents	(103,009)	(16,793)
Cash and cash equivalents, beginning of period	294,261	310,638
Cash and cash equivalents, end of period	$191,252	$293,845
Supplemental disclosures:
Cash paid for interest	$6,947	$6,532
Cash paid for income taxes	$18,905	$19,714

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial statements. Accordingly, these statements do not include all of the information required by GAAP or the Securities and Exchange Commission (“SEC”) rules and regulations for annual audited financial statements. The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions have been prepared on the basis of the most current and best available information. Actual results could differ from those estimates.

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

Revenue Recognition

We earn revenue from different types of services performed under various types of contracts, including cost-plus, fixed-price and time-and-materials. We evaluate contractual arrangements to determine how to recognize revenue. We primarily perform engineering and construction related services and recognize revenue for these contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contract. In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, and achievement of contract performance standards. We record the cumulative effect of changes in contract revenues and costs at completion in the period in which the changed estimates are determined to be reliably estimable.

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

Billings in excess of revenue represent the excess of billings to date, per the contract terms, over revenue recognized on contracts in process.  A significant portion of our billings in excess balance relates to excess billings on design-build projects.  These projects often require us to order major project materials and equipment in advance and we request payment in advance from our clients to cover these costs.  As the projects near completion and our suppliers complete the construction of these components and we complete the installation, the billings in excess balance declines.  The majority of the decrease in billings in excess balance from December 31, 2013 to June 30, 2014 relates to two fixed-price design-build power projects that are nearing completion.  Since we have not replaced the volume of fixed-price design-build projects with new projects that have these similar payment terms, our billings in excess balance declined.

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based off of unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based off of significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. There were no significant transfers between levels during the period ended June 30, 2014 or June 30, 2013.

Available-for-Sale Securities

Available-for-sale securities are carried at fair value, with unrecognized gains and losses reported in accumulated other comprehensive loss, net of taxes. Losses on available-for-sale securities are recognized when a loss is determined to be other than temporary or when realized. The fair value of available-for-sale securities is estimated using Level 1 inputs.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired.  Goodwill acquired in a purchase business combination is not amortized, but instead, is tested for impairment at least annually in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other (“ASC 350”), as amended under Accounting Standards Update 2011-08 (“ASU 2011-08”).  In performing the annual impairment test, we evaluate our goodwill at the reporting unit level.  Under the guidance of ASC 350, we have the option to assess either quantitative or qualitative factors to determine if it is more likely than not that the fair values of our reporting units are less than their carrying amounts.  If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts, then the next step of the impairment test is unnecessary.  If we conclude otherwise, then we are required to test goodwill for impairment under the two-step process.  The two-step process involves comparing the estimated fair value of each reporting unit to the unit’s carrying value, including goodwill.  If the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, we would then perform a second step to measure the amount of goodwill impairment loss to be recorded.  We determine the fair value of our reporting units using a market approach.  Our market based valuation method provides estimates of the fair value of our reporting units based on applying a multiple to our estimate of a cash flow metric for each business unit.  Our annual goodwill impairment test is conducted as of October 1st of each year.

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

Stockholders’ Equity

The changes in stockholders’ equity for the six months ended June 30, 2014 are as follows (in thousands):

	Shares	Amount
Stockholders’ equity, December 31, 2013	28,782	$642,584
Net income attributable to CH2M HILL	—	5,358
Shares issued in connection with stock-based compensation and employee benefit plans	521	28,808
Shares issued in connection with purchase of TERA Environmental Consultants	170	10,831
Shares purchased and retired	(1,625)	(110,012)
Other comprehensive income, net of tax	—	6,950
Loss attributable to noncontrolling interests	—	(2,077)
Net distributions to noncontrolling interests	—	(1,418)
Stockholders’ equity, June 30, 2014	27,848	$581,024

Retirement and Tax-Deferred Savings Plan

The Retirement and Tax-Deferred Savings Plan (“401(k) Plan”) is a retirement plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement.  In September 2012, our Board of Directors approved the CH2M HILL Companies, Ltd. Amended and Restated 401(k) Plan which became effective January 1, 2013.  The 401(k) Plan allows for matching contributions up to 6% of the employee’s base compensation, although specific subsidiaries may have different limits on employer matching.  The matching contributions may be made in both cash and/or stock.  Employer defined contributions will no longer be made under the 401(k) Plan.  Expenses related to matching contributions made in common stock for the 401(k) Plan for the three and six months ended June 30, 2014 were $11.4 million and $23.8 million, respectively, compared to $9.8 million and $11.4 million for the three months and six months ended June 30, 2013, respectively.

The 401(k) Plan is subject to routine audits by taxing jurisdictions and the Department of Labor. Consequently, the 401(k) Plan is under audit by the IRS for the 2010 plan year; however, we do not expect any material modification to the 401(k) Plan as a result of this audit.  Additionally, the 401(k) Plan is under examination from the Department of Labor for the 2010 Plan year to present. The results of this examination are pending.

Recently Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The ASU also requires additional quantitative and qualitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for our reporting periods beginning on January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU.  CH2M HILL is currently evaluating the impact of this ASU and the transition alternatives on its financial position and results of operations.

(2) Changes in Project-Related Estimates

During the first quarter of 2014, we experienced significant cost growth on a fixed-price contract to design and construct a new power generation facility in the northeastern United States.  The effect of these changes in estimates resulted in the decrease of gross margin totaling $52.5 million in the first quarter of 2014 which includes both the reversal of previously recognized profits as well as the recording of the estimated total loss on the project at completion.  These increases in costs resulted from multiple sources including a substantial decline in union labor productivity, poor subcontractor performance and schedule delays caused by severe weather in the northeastern United States. Management intends to seek recovery of a portion of this loss from various sources including change orders to be submitted to the customer, proceeds from a subcontractor default insurance policy and cost recoveries from subcontractors. There can be no assurance they will be successful in obtaining such recoveries.  Although the project is scheduled for completion in the second half of 2014, we could incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss or if our plans to meet our revised schedule are not achieved.

In addition, during the first half of 2014, we experienced cost growth on a Facilities and Urban Environments project in our Europe region primarily due to productivity issues.  These changes in estimates negatively impacted our results of operations by $14.4 million and $17.8 million for the three and six months ended June 30, 2014, respectively.

A wholly owned subsidiary of CH2M HILL is involved in a power project in Australia through a consolidated 50/50 joint venture partnership with an Australian construction contractor.  The joint venture is in turn a party to a consortium with a major US-based power generating equipment manufacturer, which delineated specific scope for the members (the “Consortium”).  The Consortium has entered into a lump-sum contract to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia (the “Consortium Contract”).  CH2M HILL Companies, Ltd, as well as the other Consortium members, have each guaranteed the full and timely performance of all obligations under the Consortium Contract, including the discharge of all obligations and liabilities of the Consortium Contract, as well as the payment of any amounts due and unpaid under the Consortium Contract.  The total Consortium Contract value of the project is approximately $920 million, of which approximately $530 million is contracted to the 50/50 joint venture. Through the end of second quarter 2014, the Consortium’s project is approximately 20% complete.  Due to a variety of project and client related issues related to the joint venture scope of work, we have been unable to reliably estimate the revenues, costs and schedule impacts and, accordingly, we have recorded revenues equal to costs incurred.  Management is actively assessing and pursuing recovery of cost and schedule using Consortium resources with the assistance of external legal and commercial claims specialists practiced in Australian contracts law.  If these recovery steps are not successful, it is possible that estimated costs at completion could continue to grow without reimbursement from the customer and that liquidated damages could be assessed against the joint venture and the Consortium. These potential changes in estimates could be materially adverse to the results of operations of the Company.

The Company is a party to a consolidated joint venture that has a fixed price contract to design and build facilities on a U.S. military base in Africa. Due to delays in site access and unanticipated site conditions, the currently scheduled completion dates for various stages of the project are significantly behind the contractual completion dates, and costs associated with the projects therefore have the risk of potential significant growth, particularly the design-build portions of work. Additionally, there are liquidated damages associated with delayed delivery of the project which currently approximate $19 million. The joint venture has submitted requests for equitable adjustment (“REA”) to the customer seeking extension of time and associated recovery of various costs incurred by the joint venture and our joint venture partner.  Because of the uncertainty associated with the contractual arrangements with the joint venture design-build partner and the unknown resolution of the REAs, the consolidated joint venture has recognized revenues equal to costs incurred and no amounts have been included in the estimates at completion for potential liquidated damages. If settlement discussions with the customer do not result in contractual extension of time and recovery of all costs, the potential changes in estimates could be materially adverse to the results of operations of the Company.

We recorded a decrease in gross margin on another fixed price power contract in the western U.S., totaling $40.0 million in the three and six months ended June 30, 2013. That contract is now substantially complete.

(3) Segment Information

Effective January 1, 2014, we implemented certain significant organizational changes including the manner in which our operations are managed. Our operations are now organized and managed using a structure consisting of markets, geographical areas and service lines.  Our business results are reported internally using this matrix structure.  In connection with this change, we reevaluated the manner in which our Chief Operating Decision Maker (“CODM”) reviews operating results and makes key business decisions.  As a result of our evaluation, we determined that our CODM is our executive management committee that meets regularly to evaluate operating results and allocate our financial and operational resources.  Our CODM primarily reviews consolidated financial operating results, as well as safety, project delivery and other operational metrics. We reviewed these operating segment lines, noting the services we offer have similar economic characteristics, including:

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

Based on our evaluation, we have determined that our operations may be aggregated into one reportable segment.  Prior year information has been revised to conform to current year presentation.

The following table summarizes our gross revenue by market:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2014	2013	2014	2013
Water	$313,028	$304,190	$614,263	$593,375
Environmental and Nuclear	343,343	329,747	637,917	631,692
Energy	294,871	375,868	568,898	775,478
Transportation	244,108	241,340	480,354	466,934
Facilities and Urban Environments	207,098	261,861	380,465	493,276
Total	$1,402,448	$1,513,006	$2,681,897	$2,960,755

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

Reconciliations of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to CH2M HILL	$11,450	$27,496	$5,358	$34,610
Denominator:
Basic weighted average common shares outstanding	28,506	29,911	28,657	29,900
Dilutive effect of common stock equivalents	310	263	319	292
Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	28,816	30,174	28,976	30,192
Basic net income per common share	$0.40	$0.92	$0.19	$1.16
Diluted net income per common share	$0.40	$0.91	$0.18	$1.15

(5) Variable Interest Entities and Equity Method Investments

We routinely enter into teaming arrangements (“Joint Ventures”) to perform projects for our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. The arrangements facilitate the completion of projects that are jointly contracted with our partners. These arrangements are formed to leverage the skills of the respective partners and include consulting, construction, design, design-build, program management and operations and maintenance contracts. The assets of a Joint Venture are restricted for use only for the particular Joint Venture and are not available for general operations of the company.  Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project. Furthermore, on some of our projects, we have granted guarantees from CH2M HILL Companies, Ltd (the parent company) that may encumber both our contracting subsidiary company and CH2M HILL Companies, Ltd to be liable for the entire risk of loss on the project.

Our financial statements include the accounts of our Joint Ventures through which we are the primary beneficiary, when such Joint Ventures are variable interest entities (“VIE”), or through which we have a controlling interest when such Joint Ventures are not VIEs. We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a VIE. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities is made. Most of the VIEs with which our company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. As of June 30, 2014, total assets of VIEs that were consolidated were $140.0 million and liabilities were $103.5 million.

In determining whether we have a controlling interest in a Joint Venture that is not a VIE and the requirement to consolidate the accounts of the entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partnership/members. We held investments in unconsolidated Joint Ventures that are not VIEs of $101.4 million and $92.3 million at June 30, 2014 and December 31, 2013, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus our portion of the entities’ undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

As of June 30, 2014, the total assets of VIEs that were not consolidated were $324.7 million and total liabilities were $151.2 million. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

(6) Acquisitions

On April 4, 2014, we acquired certain agreed upon assets and liabilities of TERA Environmental Consultants (“TERA”) for consideration of $127.1 million.  TERA is an employee-owned environmental consulting firm headquartered in Canada specializing in providing environmental assessment, planning, siting, permitting, licensing, and related services for the pipeline, electrical transmission, and oil and gas industries. The purchase price was paid to TERA in the following forms:

($ in thousands)
Cash	$86,634
Earn-out promissory note, at estimated fair value	11,807
CH2M HILL common stock, valued at date of acquisition	10,831
Holdback amount for settlement of future potential liabilities	10,290
Working capital adjustment payable and other	7,515
Total consideration	$127,077

Approximately $18.8 million of revenue and $1.6 million of operating income generated from TERA’s operations have been reported in the consolidated financial statements since the date of acquisition and are reported in the Environmental and Nuclear market.

We performed an initial purchase price allocation for the acquisition based on our current assessment and estimates of fair values; however, we are currently in the process of finalizing these estimates and evaluating the fair values of the assets acquired including customer relationships, contracted backlog, and tradename.  As such, the purchase price allocations below are preliminary and are subject to change until our valuation is complete.

The following table summarizes the preliminary estimated fair values of the net assets acquired from TERA as of the purchase date:

($ in thousands)
Current assets	$23,310
Plant, property, and equipment	2,465
Finite-lived intangibles	54,781
Goodwill	46,961
Total assets acquired	127,517
Current liabilities	(440)
Total liabilities assumed	(440)
Net assets acquired	$127,077

Included in the intangible assets acquired is the preliminary calculation of fair value for customer relationships, contracted backlog and the tradename valued at $42.5 million, $11.5 million, and $0.8 million, respectively.  Customer relationships, contracted backlog and the tradename will be amortized over their useful lives of ten years, one year and two years, respectively.

The following unaudited pro forma combined financial information is presented as if CH2M HILL and TERA had been combined as of the beginning of the periods presented. This information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been realized had the entities operated as a combined entity during the periods presented.

($ in thousands expect per share amounts)	June 30, 2014	June 30, 2013
Revenue	$2,704,571	$3,007,132
Net income attributable to CH2M HILL	$2,229	$31,972
Basic earnings per share	$0.08	$1.07
Diluted earnings per share	$0.08	$1.06

On June 27, 2014, we purchased the remaining outstanding partnership interest of a previously held equity method investment for $1.7 million in cash.  Included in the net assets acquired was $0.7 million in cash and cash equivalents, resulting in a net cash outflow of $1.0 million for the acquisition.  We are currently in the process of evaluating the fair values of net assets acquired to determine the purchase price allocation.

(7) Goodwill and Intangible Assets

The following table presents the changes in goodwill:

($ in thousands)	June 30, 2014	December 31, 2013
Balance at beginning of period	$573,487	$562,461
Acquisitions	46,961	—
Foreign currency translation	17,654	11,026
Balance at end of period	$638,102	$573,487

Intangible assets with finite lives consist of the following:

($ in thousands)	Cost	Accumulated Amortization	Net finite-lived intangible assets
June 30, 2014
Contracted backlog	$92,174	$(75,343)	$16,831
Customer relationships	209,950	(103,193)	106,757
Tradename	25,555	(14,145)	11,410
Total finite-lived intangible assets	$327,679	$(192,681)	$134,998

December 31, 2013
Contracted backlog	$79,576	$(70,306)	$9,270
Customer relationships	162,444	(88,436)	74,008
Tradename	24,588	(11,208)	13,380
Total finite-lived intangible assets	$266,608	$(169,950)	$96,658

All intangible assets are being amortized over their expected lives of between one year and ten years.  The amortization expense reflected in the consolidated statements of income totaled $11.6 million and $8.9 million for the three months ended June 30,

2014 and 2013, respectively, and $20.7 million and $17.6 million for the six months ended June 30, 2014 and 2013, respectively. All intangible assets are expected to be fully amortized in 2024.

(8) Property, Plant and Equipment

Property, plant and equipment consists of the following:

($ in thousands)	June 30, 2014	December 31, 2013
Land	$22,031	$22,120
Building and land improvements	94,119	93,088
Furniture and fixtures	31,096	26,560
Computer and office equipment	160,251	146,645
Field equipment	133,985	121,186
Leasehold improvements	79,099	72,759
	520,581	482,358
Less: Accumulated depreciation	(265,268)	(255,933)
Net property, plant and equipment	$255,313	$226,425

Depreciation expense reflected in the consolidated statements of income was $10.4 million and $9.8 million for the three months ended June 30, 2014 and 2013, respectively, and $20.1 million and $19.8 million for the six months ended June 30, 2014 and 2013, respectively.

(9) Fair Value of Financial Instruments

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

	June 30, 2014		December 31, 2013
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable	$9,589	$8,700	$10,472	$9,260
Equipment financing	8,261	7,749	2,446	2,279

The fair value of marketable securities classified as available-for-sale, which totaled $1.2 million and $1.1 million at June 30, 2014 and December 31, 2013, respectively, were valued based on Level 1 inputs whereby a readily determinable market value exists for the specific asset.

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. At June 30, 2014, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond five years. As of June 30, 2014 and December 31, 2013, derivative assets and liabilities recorded were insignificant. For the periods ended June 30, 2014 and 2013, respectively, the periodic changes in the fair value of derivatives recorded in earnings were insignificant.

(10) Employee Benefit Plan Assets

We have investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair market value primarily using Level 2 inputs. As of June 30, 2014 and December 31, 2013, the fair market value of these assets were $85.3 million and $80.0 million, respectively, and are included in employee benefit plan assets and other on the consolidated balance sheets.  Contributions to our pension plans were $18.7 million and $7.3 million for the six months ended June 30, 2014 and 2013, respectively.

(11) Line of Credit and Long-Term Debt

On March 28, 2014, we amended and restated our Credit Agreement (“Second Amended and Restated Credit Agreement”), which provides us an unsecured revolving Credit Facility (the “Credit Facility”), for the purpose of increasing the size of the Credit Facility to $1.1 billion, extending the maturity to March 28, 2019, increasing the capacity of certain subfacilities as well as improving our borrowing rates. Under the terms of the Second Amended and Restated Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $350.0 million.  The revised Credit Facility has a subfacility for the issuance of standby letters of credit in a face amount up to $750.0 million and a subfacility up to $300.0 million for multicurrency borrowings.  All other terms of the Second Amended and Restated Credit Agreement are consistent with those of the previous amended credit agreement, entered into on April 19, 2012, and are disclosed in the 2013 Annual Report on Form 10-K.

The Second Amended and Restated Credit Agreement contains customary representations and warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type. As of June 30, 2014, we were in compliance with the covenants required by the Second Amended and Restated Credit Agreement.  The remaining unused borrowing capacity under the Credit Facility was $254.0 million as of June 30, 2014.

Our nonrecourse and other long-term debt consist of the following:

($ in thousands)	June 30, 2014	December 31, 2013
Revolving credit facility, average rate of interest of 1.66%	$540,667	$376,829
Mortgage notes payable in monthly installments due December 2015 and June 2020, secured by real estate, rent and leases. These notes bear interest at 5.35% and 6.59%	9,589	10,472
Equipment financing, due in monthly installments to March 2021, secured by equipment. These notes bear interest ranging from 0% to 8.84%	8,261	2,446
Other notes payable	1,609	1,375
Total debt	560,126	391,122
Less: current portion of debt	5,707	4,099
Total long-term portion of debt	$554,419	$387,023

(12) Income Taxes

The effective tax rate for the three months ended June 30, 2014 was 27.6% compared to 35.4% for the same period in the prior year. The effective tax rate for 2014 was lower in comparison to the effective tax rate in 2013 due to the recognition of favorable discrete items in conjunction with lower earnings. The discrete items were primarily from a favorable state settlement for a research credit and the release of a prior year valuation allowance due to improved operating results in certain foreign locations. Our effective tax rate continues to be negatively impacted by the effect of non-deductible foreign net operating losses and disallowed portions of meals and entertainment expenses.

Undistributed earnings of our foreign subsidiaries amounted to approximately $270.6 million at June 30, 2014. These earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Determining the tax liability that would arise if these earnings were repatriated is not practical.

As of June 30, 2014 and December 31, 2013, we had $32.3 million and $38.5 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the amounts discussed above are approximately $6.4 million and $6.8 million of accrued interest and penalties related to uncertain tax positions, as of June 30, 2014 and December 31, 2013, respectively.

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

(13) Commitments and Contingencies

We are party to various contractual guarantees and legal actions arising in the normal course of business. Because a large portion of our business comes from U.S. federal, state and municipal sources, our procurement and certain other practices at times are subject to review and investigation by U.S. and state attorneys’ offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. government contracting. These investigations often take years to complete and many result in no adverse action or alternatively could result in settlement. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcomes of pending proceedings and legal actions are often difficult to predict, management believes that proceedings and legal actions currently pending would not result in a material adverse effect on our results of operations of financial condition even if the final outcome is adverse to our company.

Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of June 30, 2014 and December 31, 2013, accruals for potential estimated claim liabilities were $15.0 million and $15.5 million, respectively.

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

During the six month period ended June 30, 2014, we faced significant operating challenges that negatively impacted our profitability.  Decreases in project volumes and project losses during this period resulted in a decrease in our gross margin of $46.5 million compared to the same period in the prior year.  For example, lower project volume in our Energy and Facilities and Urban Environments (“FUE”) markets, which caused a decrease in profitable revenue streams, resulted in a decrease in gross margin in these markets. The gross margin in our Energy market was negatively affected by a $52.5 million project loss on a design-build power project in the northeastern United States. Additionally, a European communications installation project and two design-build projects in our FUE market experienced significant cost overruns which resulted in negative gross margin in the market.  However, revenues and margin in our Water market during the six month period ended June 30, 2014 were significantly higher than the comparative 2013 period and the results of our Transportation and Environmental and Nuclear markets are comparable to the prior year period.  Further discussion about our operating results is provided in the results of operations sections below.

Despite our current year operational challenges we were able to improve our operating cash flow through June 30, 2014 compared to the first six months of 2013.  The majority of the improvement was realized through better utilization of cash from our working capital.  While we plan to manage cash required for working capital needs, unpredictability in cash collections and payments may require us to borrow on our line of credit from time to time to meet the needs of our operations.  Further discussion about our working capital is provided in the Liquidity and Capital Resources section below.

In the six month period ended June 30, 2014 we borrowed additional amounts on our line of credit to fund the TERA acquisition, new capital expenditures of $45.1 million, and to repurchase stock in our internal market totaling $116.0 million.  Borrowing from our line of credit for these purposes and to fund operations resulted in an increase in our line of credit balance of $163.8 million since December 31, 2013.  This increase in the line of credit balance combined with certain other credit-related factors reduced our remaining borrowing capacity by $131.6 million since December 31, 2013.  While we believe our borrowing capacity is sufficient to fund our near-term operations, due to uncertainty about future operations, demands from our internal market and other capital requirements, we might need to alter certain practices associated with discretionary cash outlays. Further discussion concerning our line of credit and related items is provided in the Liquidity and Capital Resources section below.

Acquisitions

We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, provide local resources internationally to serve our customers, add value to the projects undertaken for clients, or enhance our capital strength.  On April 4, 2014, we acquired certain agreed upon assets and liabilities of TERA Environmental Consultants (“TERA”) for consideration of $127.1 million.  TERA is an employee-owned environmental consulting firm headquartered in Canada specializing in providing environmental assessment, planning, siting, permitting, licensing, and related services for the pipeline, electrical transmission, and oil and gas industries. The purchase price was paid to TERA in the following forms:

($ in thousands)
Cash	$86,634
Earn-out promissory note, at estimated fair value	11,807
CH2M HILL common stock, valued at date of acquisition	10,831
Holdback amount for settlement of future potential liabilities	10,290
Working capital adjustment payable and other	7,515
Total consideration	$127,077

Approximately $18.8 million of revenue and $1.6 million of operating income generated from TERA’s operations have been reported in the consolidated financial statements since the date of acquisition and are reported in the Environmental and Nuclear market.

Summary of Operations

Effective January 1, 2014, we implemented certain significant organizational changes including the manner in which our operations are managed. Our operations are now organized and managed using a structure consisting of markets, geographical areas and service lines.  Our business results are reported internally using this matrix structure.  In connection with this change, we reevaluated the manner in which our Chief Operating Decision Maker (“CODM”) reviews operating results and makes key business decisions.  As a result of our evaluation, we determined that our CODM is our executive management committee that meets regularly to evaluate operating results and allocate our financial and operational resources.  Our CODM primarily reviews consolidated financial operating results, as well as safety, project delivery and other operational metrics. We reviewed these operating segment lines, noting our operations have similar economic characteristics, including:

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

Based on our evaluation, we have determined that our operations may be aggregated into one reportable segment.  Prior year information has been revised to conform to current year presentation.

The following table summarizes our gross revenue by market:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2014	2013	2014	2013
Water	$313,028	$304,190	$614,263	$593,375
Environmental and Nuclear	343,343	329,747	637,917	631,692
Energy	294,871	375,868	568,898	775,478
Transportation	244,108	241,340	480,354	466,934
Facilities and Urban Environments	207,098	261,861	380,465	493,276
Total	$1,402,448	$1,513,006	$2,681,897	$2,960,755

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Our gross revenue decreased by $110.6 million, or 7.3%, for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013, including declines of $81.0 million and $54.8 million in our Energy and Facilities and Urban Environments (“FUE”) markets, respectively.  The decrease in revenue in our Energy market was primarily attributable to the completion of three domestic design-build power plant projects and several Canadian construction projects, primarily gas processing and pipeline projects, after the prior year quarter ended June 30, 2013.  Additionally, Energy revenues declined in the current year quarter due, in part, to the completion of a program management project in Latin America and the cancellation of a domestic consulting project.  The significant decline in revenue in our FUE market was primarily due to lower demand for new projects in the electronics and manufacturing industries in our domestic region and a decline in Middle Eastern planning support services for U.S. armed forces.  These declines were slightly offset by revenues on design-build power project in Asia, as well as an increase of $13.6 million in Environmental and Nuclear market revenue, which included $18.8 million from the results of the acquisition of TERA in the second quarter of 2014.  Revenues from our other markets remained relatively consistent from the prior year quarter.

In the current quarter, our operating income of $19.6 million represents a decrease of $29.5 million from the comparable prior year quarter operating income of $49.1 million.  A majority of the decline in our operating income in the current year quarter is attributable to an increase in estimated costs to complete a FUE communications installation project in our Europe region primarily due to productivity issues.  The effect of these changes in estimates resulted in the decrease of gross margin totaling $14.4 million in the second quarter of 2014.  Our FUE market’s operating income was also negatively affected by a higher estimated cost at completion on a design-build project on a U.S. military base in our Middle East region where we have experienced project delays in completing the scope of work and on a facilities project in the southern United States due to operational challenges with one of our primary subcontractors.  These significant increases in FUE’s operating costs were partially offset by improved margin volumes in our Water market, particularly related to a European program management project.  Operating income from our other markets remained relatively consistent from the prior year quarter.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Our gross revenue decreased by $278.9 million, or 9.4%, for the six months ended June 30, 2014 compared to the period ended June 30, 2013, including declines of $206.6 million and $112.8 million in our Energy and FUE markets, respectively.  The decrease in revenue in our Energy market was primarily attributable to the completion of three design-build power projects in the U.S. and a decrease in Canadian construction projects, primarily related to gas processing and pipeline projects, in the six month period ended June 30, 2014 compared to the prior year period.  The significant decline in revenue on these Energy projects was somewhat offset by revenues from a design-build project in Asia that started in the first half of 2014.  The significant decline in revenue in our FUE market was primarily due to lower demand for new projects in the electronics and manufacturing industries across all regions and U.S. Federal operations management services and a decline in planning support services for U.S. armed forces in the Middle East region.  Revenues from our other markets remained relatively consistent from the prior year period.

In the year-to-date period ended June 30, 2014, our operating income of $10.0 million represents a decrease of $53.1 million from the comparable prior year operating income of $63.1 million.  The decline in our operating income in the six month period ended June 30, 2014 is primarily attributable to a charge of $52.5 million on a design-build power project within our domestic Energy market.  The charge included both the reversal of previously recognized profits as well as the recording of the estimated total loss on the projects at completion.  The changes in cost estimates on the power project resulted from multiple sources including a substantial decline in union labor productivity, poor subcontractor performance and schedule delays caused by severe weather in the northeast United States. We intend to seek recovery of a portion of this loss from various sources including change orders to be submitted to the customer, proceeds from a subcontractor default insurance policy and cost recoveries from subcontractors, although there can be no assurance they will be successful in obtaining such recoveries.  Although the project is close to completion, we could incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated costs or if our plans to meet our revised schedule are not achieved.  In the comparative period in the prior year, we recorded a decrease in gross margin on another fixed price power project contract in the western U.S., totaling $40.0 million. This contract is now substantially complete.

Additionally, our FUE market experienced a decline of $55.6 million in their gross margin for the half year ended June 30, 2014.  This was primarily caused by 1) a loss of $17.8 million recorded in the six months ended June 30, 2014 on a European communications installation project due to project delivery issues, 2) an overall decline in demand for FUE’s electronics, manufacturing and O&M services, 3) higher than expected costs and completion delays on a design-build project in our Middle East region, and 4) construction challenges on a design-build facility for the U.S. military in the southern United States.  The current year’s decline in operating profit was partially offset by higher margin volume in our Water and Environmental and Nuclear markets which performed better in the current six month period compared to the prior six month period by $17.9 million.  Operational results in our Water market benefited from increased margins on a design-build project in the southwestern United States and a program management project in our Europe region.  Our Environmental and Nuclear market results were better in the current year period compared to the prior year period due in part to the inclusion of the results of the TERA acquisition in the second quarter of 2014.  Furthermore, offsetting the declines in gross margin, in the prior year period, we recorded project losses on two domestic Energy construction projects.  Those projects were completed in 2013 so no further losses on these projects were recorded in the current year period.

A wholly owned subsidiary of CH2M HILL is involved in a power project in Australia through a consolidated 50/50 joint venture partnership with an Australian construction contractor.  The joint venture is in turn a party to a consortium with a major US-based power generating equipment manufacturer, which delineated specific scope for the members (the “Consortium”).  The Consortium has entered into a lump-sum contract to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia (the “Consortium Contract”).  CH2M HILL Companies, Ltd, as well as the other Consortium members, have each guaranteed the full and timely performance of all obligations under the Consortium Contract, including the discharge of all obligations and liabilities of the Consortium Contract, as well as the payment of any amounts due and unpaid under the Consortium Contract.  The total Consortium Contract value of the project is approximately $920 million, of which approximately $530 million is contracted to the 50/50 joint venture. Through the end of second quarter 2014, the Consortium’s project is approximately 20% complete.  Due to a variety of project and client related issues related to the joint venture scope of work, we have been unable to reliably estimate the revenues, costs and schedule impacts and, accordingly, we have recorded revenues equal to costs incurred.  Management is actively assessing and pursuing recovery of cost and schedule using Consortium resources with the assistance of external legal and commercial claims specialists practiced in Australian contracts law.  If these recovery steps are not successful, it is possible that estimated costs at completion could continue to grow without reimbursement from the customer and that liquidated damages could be assessed against the joint venture and the Consortium. These potential changes in estimates could be materially adverse to the results of operations of the Company.

The Company is a party to a consolidated joint venture that has a fixed price contract to design and build facilities on a U.S. military base in Africa. Due to delays in site access and unanticipated site conditions, the currently scheduled completion dates for various stages of the project are significantly behind the contractual completion dates, and costs associated with the contracts therefore have the risk of potential significant growth, particularly the design-build portions of work. Additionally, there are liquidated damages associated with delayed delivery of the project which currently approximate $19 million. The joint venture has submitted requests for equitable adjustment (“REA”) to the customer seeking extension of time and associated recovery of various costs incurred by the joint venture and our joint venture partner.  Because of the uncertainty associated with the contractual arrangements with the joint venture design-build partner and the unknown resolution of the REAs, the consolidated joint venture has recognized revenues equal to costs incurred and no amounts have been included in the estimates at completion for potential liquidated damages. If settlement discussions with the customer do not result in contractual extension of time and recovery of all costs, the potential changes in estimates could be materially adverse to the results of operations of the Company.

Income Taxes

The effective tax rate for the three months ended June 30, 2014 was 27.6% compared to 35.4% for the same period in the prior year. The effective tax rate for 2014 was lower in comparison to the effective tax rate in 2013 due to the recognition of favorable discrete items in conjunction with lower earnings. The discrete items were primarily from a favorable state settlement for a research credit and the release of a prior year valuation allowance due to improved operating results in certain foreign locations. Our effective tax rate continues to be negatively impacted by the effect of non-deductible foreign net operating losses and disallowed portions of meals and entertainment expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are working capital, capital expenditures, acquisitions and purchases of stock presented on our internal market.  During the six months ended June 30, 2014, cash used in operations was $23.5 million compared to cash used in operations of $70.7 million in the same period last year. Cash flows from operations primarily result from earnings on our operations and changes in our working capital.  Earnings from our operations and our working capital requirements vary from period to period based primarily on the mix of our projects underway and the percentage of project work completed during the period.  The decrease in cash used in operations during the current period was primarily attributable to a $72.8 million improvement in working capital requirements in the current year period compared to the prior year period offset by a decrease in earnings of $37.3 million, and other insignificant amounts.  In the six month period ended June 30, 2013, our cash flow from operations was negatively affected by an increase in working capital components of $160.3 million offset by an increase in earnings of $5.9 million from the same period in the prior year.  The prior period working capital changes included a $66.1 million decrease in accounts payable and accrued subcontractor costs and a $49.4 million increase in receivables and unbilled revenue, both of which are recognized as operating cash outflows.  In the 2014 period, we benefited from a $63.0 million decrease in receivables and unbilled revenue; however, we fulfilled a significant portion of our obligations under contracts where we received advanced payments (or billings in excess of revenue), which resulted in an $81.6 million cash outflow in the current year period.

We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at June 30, 2014, we have deemed the allowance for doubtful accounts to be adequate; however, economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments.

Cash used in investing activities was $135.2 million in the six months ended June 30, 2014 compared to $19.8 million for the same period in 2013. The majority of cash used in our investing activities in the six month period ended June 30, 2014 related to the $86.6 million cash payment for the TERA acquisition.  See further discussion in the Acquisitions section above.  Another significant factor contributing to the increase in cash used in investing activities relates to the significant decrease in working capital repayments from our unconsolidated joint ventures.  We periodically make working capital advances to certain of our unconsolidated joint ventures and, such advances are repaid to us from the joint ventures in the normal course of the joint venture activities.  During the period ended June 30, 2014, we received working capital repayments from our unconsolidated joint ventures of $7.0 million, including a distribution of $6.3 million from a major domestic nuclear joint venture project, compared to $37.8 million in the prior year six month period ended June 30, 2013, which included a repayment of $26.0 million from a major domestic nuclear joint venture and $10.6 million from an international transportation joint venture.  Finally, we spent $45.1 million and $48.7 million on capital expenditures in the six months ended June 30, 2014 and 2013, respectively.  Capital expenditures in the six months ended June 30, 2014 primarily related to upgrades of our enterprise resource planning system, equipment to support our Energy market projects on the North Slope of Alaska and improvements to our office facilities.

Cash provided by financing activities decreased by $31.5 million to $56.4 million in the six months ended June 30, 2014 compared to $87.9 million for the same period in 2013.  While net borrowings on long-term debt for the periods presented were relatively flat, repurchases of stock in the 2014 period were $116.0 million, representing a $35.0 million increase compared to the $81.0 million spent in the prior year period.

On March 28, 2014, we amended and restated our Credit Agreement (“Second Amended and Restated Credit Agreement”), which provides us an unsecured revolving Credit Facility (the “Credit Facility”), for the purpose of increasing the amounts available under the Credit Facility to $1.1 billion, extending the maturity to March 28, 2019, increasing the capacity of certain subfacilities as well as improving our borrowing rates. Under the terms of the Second Amended and Restated Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $350.0 million.  The revised Credit Facility has a subfacility for the issuance of standby letters of credit in a face amount up to $750.0 million and a subfacility up to $300.0 million for multicurrency borrowings.  All other terms of the Second Amended and Restated Credit Agreement are consistent with those of the previous amended credit agreement, entered into on April 19, 2012, and are disclosed in the 2013 10-K Annual Report.  As of June 30, 2014, we were in compliance with the covenants required by the Second Amended and Restated Credit Agreement. There can be no assurance that the capacity under this facility will be adequate to fund future operations or acquisitions we may pursue from time to time.

At June 30, 2014, we had $540.7 million in outstanding borrowings on the Credit Facility, compared to $376.8 million at December 31, 2013. The average rate of interest charged on that balance was 1.66% as of June 30, 2014. At June 30, 2014, company-wide issued and outstanding letters of credit, and bank guarantee facilities of $189.3 million were outstanding, compared to $201.9 million at December 31, 2013.  The remaining unused borrowing capacity under the Credit Facility as of June 30, 2014 was $254.0 million.

Our borrowing capacity under the Credit Facility is limited by a leverage ratio, based on a multiple of an adjusted earnings before interest, taxes, depreciation and amortization calculation, and other outstanding obligations of the Company.  Therefore, our remaining borrowing capacity is not simply a function of the amount of the Credit Facility less outstanding borrowings on the line of credit, outstanding letters of credit and bank guarantees.  As of June 30, 2014, the remaining unused borrowing capacity under the Credit Facility was $254.0 million, compared to $385.6 million as of December 31, 2013.

Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash, we may either choose to finance new opportunities using borrowings under our Credit Facility, or other debt. In some instances we may use a combination of one or more of these financing mechanisms. As of June 30, 2014, we had other outstanding debt obligations of approximately $19.5 million.  These obligations relate to the capitalized leases on plant and equipment, mortgages related to property and other notes payable.

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

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the six months ended June 30, 2014, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Commitments and Contingencies

See Note 13 of the Notes to Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

Foreign currency exchange rates.  We operate in many countries around the world and as a result, are exposed to foreign currency exchange rate risk on transactions in numerous countries. We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as, intercompany trade balances among our entities with differing currencies. In order to mitigate this risk, we enter into derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. As of June 30, 2014, the foreign exchange contracts outstanding were insignificant.

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving Credit Facility. As of June 30, 2014 the outstanding balance on the unsecured revolving Credit Facility was $540.7 million. We have assessed the market risk exposure on this financial instrument and determined that any significant changes to the fair value of this instrument would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured Credit Facility, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $5.4 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

The following risk factors relating to our internal market updates the risk factors set forth in CH2M HILL’s Annual Report on Form 10-K for the year ended December 31, 2013 (filed with the SEC on February 25, 2014) under the heading Item 1A. Risk Factors—Risks Related to Our Internal Market.

You should carefully consider the following factors, in addition to the risk factors relating to our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 under the heading Item 1A. Risk Factors—Risks Related to Our Business, before deciding to invest in CH2M HILL’s common stock.

Risks Related to Our Internal Market

There is no public market for our common stock. Unlike public companies whose stock is traded on a securities exchange, our stock is traded exclusively on the internal market we maintain to provide liquidity to stockholders.  The following are significant risks that arise from the restrictions on selling our common stock and the operation of the internal market and are not typical risks associated with publicly traded stock of other companies you may be familiar with. Accordingly, you should consider the following risks in connection with any investment in our common stock.  For a detailed discussion of the operation of our internal market and the transfer restrictions on our common stock, see Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of our Annual Report on Form 10-K for the year ended December 31, 2013.

Our stock prices are determined by our Board of Directors’ judgment of fair value and not by market trading activity.

The price of our common stock on each trade date is established by our Board of Directors based on the factors that are described in our Annual Report on Form 10-K for the year ended December 31, 2013 under the heading Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Our Board of Directors sets the stock price in advance of each trade date, and all trades on our internal market are transacted at the price established by our Board, which is a significant difference between our stock ownership program and that of a publicly-traded company. The market trading activity on any given trade date, therefore, cannot affect the price on that trade date. This is a risk to stockholders because our common stock price will not change to reflect the supply of, or the demand for, shares on a given trade date as it would in a public market. Stockholders may not be able to sell shares or stockholders may have to sell their shares at a price that is lower than the price that would prevail if the internal market price could change on a given trade date to reflect supply and demand. The common stock valuation methodology that our Board of Directors uses is intended to establish a stock price that represents fair value as of the applicable trade date. The valuation methodology used to determine fair value is subject to change at the discretion of our Board of Directors.

Transfer restrictions on our common stock limit the ability of stockholders to sell their common stock, which may cause stockholders to lose all or part of their investment.

Since all of the shares of our common stock are subject to transfer restrictions, stockholders will generally only be able to sell their common stock through our internal market on the scheduled trade dates each year.  In order to satisfy legal requirements for mandatory cash distributions or under other limited circumstances subject to the Company’s discretion, CH2M HILL may purchase shares from stockholders or permit stockholders to sell shares of common stock to third parties outside of the internal market. As a result, owning shares of CH2M HILL common stock is different from owning shares of stock that are publicly traded on a stock market because our stockholders may not be able to sell their shares of CH2M HILL common stock on demand. Our common stock price could decline between the time stockholders want to sell and the time they become able to sell, which would result in a partial or total loss of their investment.

Absence of a public market may prevent stockholders from selling their stock at the time of their choosing and could cause stockholders to lose all or part of their investment.

CH2M HILL elected in 2000 to establish the internal market to provide liquidity to our stockholders, but we are under no obligation to continue to maintain the internal market in the future. While we intend the internal market to provide liquidity to stockholders, there can be no assurance that there will be enough orders to purchase shares to permit stockholders to sell their shares on the internal market. Our internal trading market generally experiences trade imbalances, with more sell orders than buy orders on each trade date. Under the internal market rules, CH2M HILL may participate in the internal market as a buyer of common stock if there are more sell orders than buy orders in the market, and we have elected to do so in the past, although we are under no obligation to do so and will not guarantee market liquidity.

CH2M HILL determines whether to participate in the internal market on a quarterly basis and does not set aside funds in advance to purchase shares of common stock in order to balance sell orders and buy orders on future trade dates. Prior to each quarterly trade date, we review the outstanding orders and any resulting imbalance between sell orders and buy orders and make a determination whether or not CH2M HILL should participate in the internal market by buying shares in order to balance the number of sell orders and buy orders. In making that determination, CH2M HILL’s management and Board of Directors consider relevant factors in light of prevailing circumstances, including our financial condition and results of operations, our available cash and capital resources, including the borrowing capacity available pursuant to the terms of our existing unsecured revolving line of credit and other sources of liquidity, expected current and future needs for cash to fund our operations, anticipated contingencies and other factors. Any of those considerations, or other considerations that may arise in the future, could cause CH2M HILL’s management or Board of Directors to decide not to purchase shares in order to balance the internal market on any trade date, in accordance with internal market rules. In addition, we may decide that CH2M HILL will not participate in the market either on a one-time basis, or on a going-forward basis. Furthermore, we may determine that CH2M HILL will participate in the internal market only on a limited basis (i.e. “partially clear” the market), in which case we would purchase some, but not all, of the shares subject to sell orders in excess of the number of buy orders on the applicable trade date. If CH2M HILL does not purchase any shares or only purchases enough shares to partially clear the market on any trade date, sell orders will be subject to proration in accordance with the internal market rules in effect at the time and stockholders may only be able to sell a portion of the shares they want to sell on that trade date.

Consequently, insufficient buyer demand could cause sell orders to be prorated, or could prevent the internal market from opening on any particular trade date, either of which could cause delay in stockholders’ ability to sell their common stock. If our stock price declines from the time stockholders want to sell to the time they become able to sell, stockholders could suffer partial or total loss of their investment. No assurance can be given that stockholders desiring to sell all or a portion of their shares of common stock will be able to do so.

Changes in the operation of the internal market or a determination to stop maintaining the internal market would delay or prevent sales by stockholders who want to sell their common stock, which could cause those stockholders to lose all or part of their investment.

Our Board of Directors could determine to change the internal market rules in any way. For example, our Board of Directors could change the method for prorating or otherwise allocating buy orders and sell orders in an under-subscribed market, prioritize certain orders to comply with applicable laws or other considerations or limit the number or percentage of a stockholder’s shares of common stock that such stockholder could sell on any given trade date. A determination to change the rules under which the internal market operates, could cause significant delays in stockholders’ ability to sell their common stock or prevent them from selling their common stock altogether. Moreover, changes to the rules under which the internal market operates, could affect different stockholders in different ways; for example, by prioritizing certain transactions in stock held through employee benefit plans over transactions in stock held directly. If our common stock price declines from the time stockholders want to sell to the time they become able to sell, stockholders could suffer partial or total loss of their investment.

The limited market and transfer restrictions on our common stock, as well as restrictions in our restated articles of incorporation and bylaws, will likely have anti-takeover effects.

Only our active employees, directors, eligible consultants and benefit plans may purchase our common stock through our internal market. We also have significant restrictions on the transfer of our common stock other than through sales on our internal market. These limitations make it extremely difficult for a potential acquirer who does not have the prior consent of our Board of Directors to attain control of our company, regardless of the price per share an acquirer might be willing to pay and whether or not our stockholders would be willing to sell at that price. In addition, restrictions in our restated articles of incorporation and bylaws may make it more difficult for our stockholders to elect directors not endorsed by management.

Future returns on our common stock may be significantly lower than historical returns and the value of our common stock may decline.

Historical trends in our stock price are not necessarily indicative of the stock price in the future.  In the past, our stock price has, in some cases, declined from one quarter to the next. We cannot assure stockholders that our common stock will provide returns in the future comparable to those achieved historically or that the price will not decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by our company not previously reported during the six months ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April (a)	764	$62.61	—	—
May	—	—	—	—
June (b)	1,076,948	64.83	—	—
Total	1,077,712	64.83	—	—

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

In order to complete the remaining wind-down activities in accordance with applicable laws in the United States and the European Union, Halcrow applied for and received specific licenses from the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury and from Her Majesty’s Treasury (“HMT”) in the United Kingdom. Pursuant to these authorizations related to its wind-down activities, in the second quarter of 2014, Halcrow received a payment in the amount of $295,363 into its bank account with Bank Tejarat, an Iranian bank designated under Executive Order 13382, from a former customer related to a project completed in 2005. Halcrow also made payments totaling an amount equal to $5,737 from an account with Bank Tejarat to its non-designated counsel in Iran, as well as to other administrative personnel, for services rendered and expenses related to the wind-down activities.  Halcrow transferred the remaining funds in the Bank Tejarat accounts, in an amount equal to $328,328, to a non-designated bank outside of Iran and closed its Bank Tejarat accounts.  There are no net profits attributable to the wind-down activities in the second quarter of 2014.  These activities (which were denominated in Iranian Rials) were reported to OFAC and HMT per the requirements of Halcrow’s authorizations. Once all remaining wind-down activities are complete in accordance with the authorizations received from OFAC and HMT, Halcrow does not intend to continue such activities.

Item 6.  Exhibits

Exhibit Index

*10.1	Addendum to Contract with Neidiger, Tucker, Bruner, Inc. dated as of June 6, 2014
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

CH2M HILL Companies, Ltd.

Date: August 8, 2014	/s/ GARY L. MCARTHUR
Gary L. McArthur
Chief Financial Officer