Form 10-Q
period 2014-09-30
CH2M HILL COMPANIES LTD
filed 2014-11-24
CIK 777491

 Back to TOC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s common stock as of November 17, 2014 was 27,925,293.

 Back to TOC

CH2M HILL COMPANIES, LTD.

 Back to TOC

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$178,855	$294,261
Available-for-sale securities	-	1,074
Receivables, net—
Client accounts	740,565	779,159
Unbilled revenue	681,770	611,197
Other	20,678	21,503
Income tax receivable	19,548	15,999
Deferred income taxes	104,106	51,379
Prepaid expenses and other current assets	84,215	80,923
Total current assets	1,829,737	1,855,495
Investments in unconsolidated affiliates	92,587	92,287
Property, plant and equipment, net	256,155	226,425
Goodwill	550,058	573,487
Intangible assets, net	106,074	96,658
Deferred income taxes	129,591	129,591
Employee benefit plan assets and other	87,525	82,454
Total assets	$3,051,727	$3,056,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,288	$4,099
Accounts payable and accrued subcontractor costs	523,227	463,516
Billings in excess of revenue	316,867	358,590
Accrued payroll and employee related liabilities	325,284	337,546
Other accrued liabilities	340,019	188,600
Total current liabilities	1,510,685	1,352,351
Long-term employee related liabilities	568,763	574,816
Long-term debt	513,975	387,023
Other long-term liabilities	104,990	99,623
Total liabilities	2,698,413	2,413,813
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, Class A $0.01 par value, 50,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 27,772,584 and 28,782,277 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	278	288
Retained earnings	564,267	763,095
Accumulated other comprehensive loss	(143,354)	(138,963)
Total CH2M HILL common stockholders’ equity	421,191	624,420
Noncontrolling interests	(67,877)	18,164
Total equity	353,314	642,584
Total liabilities and stockholders’ equity	$3,051,727	$3,056,397

The accompanying notes are an integral part of these consolidated financial statements.

 Back to TOC

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Gross revenue	$1,422,537	$1,472,603	$4,104,434	$4,433,358
Equity in earnings of joint ventures and affiliated companies	11,909	15,729	47,086	42,670
Operating expenses:
Direct cost of services and overhead	(1,336,770)	(1,168,896)	(3,506,969)	(3,563,251)
General and administrative	(259,267)	(262,585)	(796,113)	(792,875)
Impairment losses on goodwill and intangibles	(73,312)	-	(73,312)	-
Operating (loss) income	(234,903)	56,851	(224,874)	119,902
Other income (expense):
Interest income	131	313	626	1,298
Interest expense	(4,792)	(3,140)	(11,547)	(9,735)
(Loss) income before provision for income taxes	(239,564)	54,024	(235,795)	111,465
Benefit (provision) for income taxes	25,827	(17,630)	25,339	(34,488)
Net (loss) income	(213,737)	36,394	(210,456)	76,977
Less: Loss (income) attributable to noncontrolling interests	82,495	(2,701)	84,572	(8,674)
Net (loss) income attributable to CH2M HILL	$(131,242)	$33,693	$(125,884)	$68,303
Net (loss) income attributable to CH2M HILL per common share:
Basic	$(4.69)	$1.14	$(4.43)	$2.30
Diluted	$(4.69)	$1.13	$(4.43)	$2.28
Weighted average number of common shares:
Basic	27,973,502	29,450,729	28,429,394	29,705,088
Diluted	27,973,502	29,704,466	28,429,394	29,985,058

The accompanying notes are an integral part of these consolidated financial statements.

 Back to TOC

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net (loss) income	$(213,737)	36,394	$(210,456)	76,977
Other comprehensive (loss) income:
Foreign currency translation adjustments	(12,070)	13,355	(7,023)	(8,066)
Benefit plan adjustments, net of tax	1,005	-	2,844	-
Unrealized (loss) gain on available-for-sale securities:
Loss on available-for-sale securities and other, net of tax	(89)	(128)	(27)	(321)
Less: reclassification adjustment for gains included in net income, net of tax	(185)	-	(185)	-
Other comprehensive (loss) income	(11,339)	13,227	(4,391)	(8,387)
Comprehensive (loss) income	(225,076)	49,621	(214,847)	68,590
Less: comprehensive (loss) income attributable to noncontrolling interests	(82,495)	2,701	(84,572)	8,674
Comprehensive (loss) income attributable to CH2M HILL	$(142,581)	$46,920	$(130,275)	$59,916

The accompanying notes are an integral part of these consolidated financial statements.

 Back to TOC

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(210,456)	$76,977
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	67,278	55,537
Stock-based employee compensation	44,492	34,455
Gain on disposal of property, plant and equipment	(143)	(3,072)
Gain on transfer of lease obligation	-	(15,468)
Loss on goodwill and intangible impairment	73,312	-
Allowance for uncollectible accounts	1,337	2,593
Deferred income taxes	(52,781)	19,798
Undistributed earnings from unconsolidated affiliates	(47,086)	(42,670)
Distributions of income from unconsolidated affiliates	42,572	38,004
Change in assets and liabilities:
Receivables and unbilled revenue	(19,270)	4,179
Prepaid expenses and other	(7,531)	(12,445)
Accounts payable and accrued subcontractor costs	55,954	(77,664)
Billings in excess of revenue	(33,876)	(10,114)
Accrued payroll and employee related liabilities	(12,016)	19,060
Other accrued liabilities	140,398	(32,895)
Current income taxes	(3,006)	(24,563)
Long term employee related liabilities and other	(12,021)	12,207
Net cash provided by operating activities	27,157	43,919
Cash flows from investing activities:
Capital expenditures	(58,738)	(72,186)
Acquisitions, net of cash acquired	(87,607)	-
Investments in unconsolidated affiliates	(9,549)	(23,200)
Distributions of capital from unconsolidated affiliates	10,079	51,755
Proceeds from sale of operating assets	-	4,814
Gain on sale of investments	(261)	-
Proceeds from sale of investments	1,125	-
Proceeds from sale of property, plant and equipment	1,078	-
Net cash used in investing activities	(143,873)	(38,817)
Cash flows from financing activities:
Borrowings on long-term debt	1,343,583	1,269,379
Payments on long-term debt	(1,215,477)	(1,088,170)
Repurchases and retirements of common stock	(136,014)	(109,059)
Payment on transfer of lease obligation	-	(27,033)
Acquisition payments	-	(2,670)
Excess tax benefits from stock-based compensation	7,541	7,487
Net distributions to noncontrolling interests	(1,469)	(5,728)
Net cash (used in) provided by financing activities	(1,836)	44,206
Effect of exchange rate changes on cash	3,146	(14,837)
(Decrease) increase in cash and cash equivalents	(115,406)	34,471
Cash and cash equivalents, beginning of period	294,261	310,638
Cash and cash equivalents, end of period	$178,855	$345,109
Supplemental disclosures:
Cash paid for interest	$11,713	$9,514
Cash paid for income taxes	$21,939	$24,923

The accompanying notes are an integral part of these consolidated financial statements.

 Back to TOC

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

(1) Summary of Business and Significant Accounting Policies

Summary of Business

CH2M HILL Companies, Ltd. and subsidiaries (“We”, “Our”, “CH2M HILL” or the “Company”) is a project delivery firm founded in 1946. We are a large employee-controlled professional engineering services firm providing engineering, construction, consulting, design, design-build, procurement, engineering-procurement-construction (“EPC”), operations and maintenance, program management and technical services to United States federal, state, municipal and local government agencies, foreign national governments, and private industry and utilities, around the world. A substantial portion of our revenues are derived from projects that are funded directly or indirectly by government entities.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and according to instructions to Form 10-Q and the provisions of Article 10 of Regulation S-X that are applicable to interim financial statements. Accordingly, these statements do not include all of the information required by GAAP or the Securities and Exchange Commission (“SEC”) rules and regulations for annual audited financial statements. The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions have been prepared on the basis of the most current and best available information. Actual results could differ from those estimates.

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

Change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and when the change order can be estimated. Management evaluates when a change order is probable based upon its experience in negotiating change orders, the customer’s written approval of such changes or separate documentation of change order costs that are identifiable. Losses on construction and engineering contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated.

 Back to TOC

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

Restructuring Related Costs

In September 2014, we announced the start of certain restructuring activities designed to achieve important business objectives, including reducing overhead costs, enhancing client service, improving efficiency, reducing risk, creating more opportunity for profitable growth, and providing more long-term value for our stockholders.  These restructuring plans include such items as a voluntary retirement program, workforce reductions, facilities consolidations and evaluation of certain lines of business.  The costs to be incurred under these activities are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations.  An exit activity includes but is not limited to a restructuring, such as a sale or termination of a line of business, the closure of business activities in a particular location, the relocation of business activities from one location to another, changes in management structure, and a fundamental reorganization that affects the nature and focus of operations.  The Company recognizes a liability and the related expense for restructuring costs when the liability is incurred and can be measured.  Restructuring accruals are based upon management estimates at the time they are recorded and can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.  Nonretirement postemployment benefits offered as special termination benefits to employees are accounted for in accordance with ASC Topic 712, Compensation-Nonretirement Postemployment Benefits.  Voluntary early retirement programs fall under this category of benefits and are recognized as a liability and a loss when the employees accept the offer and the amount can be reasonably estimated. During the quarter ended September 30, 2014, we incurred $3.1 million for restructuring activities related primarily to severance costs for employees notified and terminated in the third quarter.  These costs were included within general and administration expense on the consolidated statements of operations.  As of September 30, 2014, there were no significant amounts accrued for restructuring activities as specific plans continue to be developed.  However, during the fourth quarter of 2014, we expect that significant additional restructuring charges will be incurred related to our voluntary early retirement program, further involuntary workforce reductions and facilities consolidation activities.  Overall, we expect to incur up to $120 million in pre-tax charges related to the restructuring activities.

Unbilled Revenue and Billings in Excess of Revenue

Unbilled revenue represents the excess of contract revenue recognized over billings to date on contracts in process. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project.

Billings in excess of revenue represent the excess of billings to date, per the contract terms, over revenue recognized on contracts in process.  A significant portion of our billings in excess balance relates to excess billings on design-build projects.  These projects often require us to order significant project materials and equipment in advance and we request payment in advance from our clients to cover these costs.  As the projects near completion and our suppliers complete the construction of these components and we complete the installation, the billings in excess balance declines.

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based on unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based on significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. There were no significant transfers between levels during the period ended September 30, 2014 or September 30, 2013.

 Back to TOC

Available-for-Sale Securities

Available-for-sale securities are carried at fair value, with unrecognized gains and losses reported in accumulated other comprehensive income, net of taxes. Losses on available-for-sale securities are recognized when a loss is determined to be other than temporary or when realized. The fair value of available-for-sale securities is estimated using Level 1 inputs.  On August 21, 2014, we sold our available-for-sale securities for $1.1 million, resulting in a realized gain of $0.3 million, net of tax.  At the time of the sale, the available-for-sale securities had a fair value of $1.0 million, with $0.2 million of unrecognized gains in accumulated other comprehensive income and a related deferred tax liability of $0.1 million.

Goodwill

Goodwill represents the excess of costs over fair value of the assets of businesses we have acquired.  Goodwill acquired in a purchase business combination is not amortized, but instead, is tested for impairment at least annually in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other (“ASC 350”), as amended under Accounting Standards Update 2011-08 (“ASU 2011-08”).  Upon the occurrence of certain triggering events, we are also required to test for impairment at dates other than the annual impairment testing date.    In performing the annual impairment test, we evaluate our goodwill at the reporting unit level.  Under the guidance of ASC 350, we have the option to assess either quantitative or qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying amounts.  If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts, then the next step of the impairment test is unnecessary.  If we conclude otherwise, then we are required to test goodwill for impairment under the two-step process.  The two-step process involves comparing the estimated fair value of each reporting unit to the unit’s carrying value, including goodwill.  If the carrying value of a reporting unit does not exceed its fair value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, we would then perform a second step to measure the amount of goodwill impairment loss to be recorded.  We determine the fair value of our reporting units using a combination of the income approach and the market approach.  The income approach calculates the present value of future cash flows based on assumptions and estimates derived from a review of our expected revenue growth rates, profit margins, business plans, cost of capital and tax rates.  Our market based valuation method estimates the fair value of our reporting units by the application of a multiple to our estimate of a cash flow metric for each business unit.  See Note 7 for further discussion of impairment charges recorded as a result of goodwill impairment testing performed during this quarter.

Other Long-Lived Assets

We may acquire other intangible assets in business combinations. Intangible assets are stated at fair value as of the date they are acquired in a business combination. We amortize intangible assets with finite lives on a straight-line basis over their expected useful lives, currently up to ten years. For those intangible assets with no legal, regulatory, contractual or other factors that would reasonably limit the useful life of the intangible asset, management has determined that the life is indefinite and therefore, are not amortized.  We test our intangible assets for impairment in the period in which a triggering event or change in circumstance indicates that the carrying amount of the intangible asset may not be recoverable.  If the carrying out amount of the intangible asset exceeds the fair value, an impairment loss will be recognized in the amount of the excess.  We determine the fair value of the intangible assets using a discounted cash flow approach. See Note 7 for further discussion of the results of our intangible impairment testing.

 Back to TOC

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

Stockholders’ Equity

The changes in stockholders’ equity for the nine months ended September 30, 2014 are as follows (in thousands):

	Shares	Amount
Stockholders’ equity, December 31, 2013	28,782	$642,584
Net loss attributable to CH2M HILL	-	(125,884)
Shares issued in connection with stock-based compensation and employee benefit plans	739	44,492
Shares issued in connection with purchase of TERA Environmental Consultants	170	10,831
Shares purchased and retired	(1,918)	(128,277)
Other comprehensive loss, net of tax	-	(4,391)
Loss attributable to noncontrolling interests	-	(84,572)
Net distributions to noncontrolling interests	-	(1,469)
Stockholders’ equity, September 30, 2014	27,773	$353,314

Retirement and Tax-Deferred Savings Plan

The Retirement and Tax-Deferred Savings Plan is a retirement plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement.  In September 2012, our Board of Directors approved the CH2M HILL Companies, Ltd. Amended and Restated 401(k) Plan which became effective January 1, 2013 (the “401(k) Plan”).  The 401(k) Plan allows for matching contributions up to 6% of the employee’s base compensation, although some of our subsidiaries may have different limits on employer matching.  The matching contributions may be made in cash and/or stock.  Employer defined contributions will no longer be made under the 401(k) Plan.  Expenses related to matching contributions made in common stock for the 401(k) Plan for the three and nine months ended September 30, 2014 were $13.3 million and $37.0 million, respectively, compared to $13.7 million and $25.1 million for the three and nine months ended September 30, 2013, respectively.

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

 Back to TOC

(2) Changes in Project-Related Estimates

During the first quarter of 2014, we experienced significant cost growth on a fixed-price contract to design and construct a new power generation facility in the northeastern United States.  The effect of these changes in estimates resulted in a charge to operations totaling $52.5 million in the first quarter of 2014 which includes both the reversal of previously recognized profits as well as the recording of the estimated total loss on the project at completion. In the third quarter of 2014, additional changes in estimates were identified resulting in the recognition of an additional loss of $9.0 million.  These increases in costs resulted from multiple sources including a substantial decline in union labor productivity, poor subcontractor performance and the impacts of schedule delays caused by the above items and severe weather in the northeastern United States during the winter months of 2014. Management intends to seek recovery of a portion of this loss from various sources including change orders to be submitted to the customer, proceeds from a subcontractor default insurance policy and cost recoveries from subcontractors. There can be no assurance we will be successful in obtaining such recoveries.  Although the project is scheduled for completion in the fourth quarter of 2014, it is possible that we could incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss or if our plans to meet our revised schedule are not achieved.

During the first and second quarter of 2014, we experienced cost growth on a Facilities and Urban Environments project in our Europe region primarily due to productivity issues.  These changes in estimates negatively impacted our results of operations by $17.8 million for the nine months ended September 30, 2014.

We are involved in a power project in Australia through a consolidated 50/50 joint venture partnership with an Australian construction contractor.  The joint venture is in turn a party to a consortium with a major US-based power generating equipment manufacturer, with delineated specific scope for the members (the “Consortium”).  The Consortium has entered into a fixed price contract to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia (the “Consortium Contract”).  CH2M HILL and the other Consortium member have each guaranteed the full and timely performance of all obligations under the Consortium Contract, including the discharge of all obligations and liabilities of the Consortium Contract, as well as the payment of any amounts due and unpaid under the Consortium Contract.  The total Consortium Contract value of the project is approximately $950 million, of which approximately $570 million is contracted to the 50/50 joint venture. Through the end of the quarter ended September 30, 2014, the joint venture project is approximately 35% complete.  Due to a variety of issues related to the joint venture scope of work, we identified changes in estimated contract costs in the quarter ended September 30, 2014 that resulted in a charge to operations of $170.0 million, which represents the joint venture’s total estimated loss at completion.  The net impact on our pre-tax result of operations for the nine months ended September 30, 2014 is $85.0 million, after considering the losses attributable to the noncontrolling interest in the joint venture held by our joint venture partner. Management believes that the project has suffered from substantial client interference related to numerous design changes, delays in providing timely access to site delivery facilities and access to certain construction materials.  These items have resulted in a significant increase in the cost to complete the project as well as a delay in the start of construction activities and possibly the ultimate delivery of the power facility.  Management is vigorously pursuing recovery of cost and schedule using Consortium resources with the assistance of external legal and commercial claims specialists practiced in Australian contracts law.  If these recovery steps are not successful, however, estimated costs at completion possibly could continue to grow without reimbursement from the customer and liquidated damages could be assessed against the Consortium and the joint venture. These potential changes in estimates could be materially adverse to the Company’s results of operations.

The Company is a party to a consolidated joint venture that has a fixed price contract to design and build facilities on a United States military base in Africa.  Due to delays in site access and unanticipated site conditions, the currently scheduled completion dates for various stages of the project are significantly behind the original completion dates, and costs associated with the projects therefore have the risk of potential growth, particularly in the design-build portions of work.  During the quarter ended September 30, 2014, the Company was able to successfully negotiate a request for equitable adjustment with the client which included relief from certain cost growth as well as an extension in the contracted delivery date. We do not believe at this time that we will incur any material liquidated damages.  However, because of the significant risks still associated with the execution of the contract, the consolidated joint venture will continue to recognize revenues equal to costs incurred.

During the third quarter of 2014, we experienced significant cost growth on a Transportation fixed price contract to design and construct roadway improvements on an expressway in the southwestern U.S.  The cost growth was primarily caused by design and engineering changes deemed necessary after completion of a detailed design review completed during the quarter ended September 30, 2014. The changes in design drove increases in materials

 Back to TOC

quantities and caused schedule delays.  As a result of these changes in estimate, a charge to operations was recorded totaling $38.7 million for the three and nine months ended September 30, 2014, which represents the reversal of previously recognized profits as well as the total loss at completion which is estimated to be $36.2 million.  Management is assessing the recovery of cost and schedule delays from the client as a result of significant interference; however, at this time it is not possible to estimate these recoveries.  It is reasonably possible that we could incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss or if our plans to meet our revised schedule are not achieved.  These potential changes in estimates could be materially adverse to the Company’s results of operations.

During the nine months ended September 30, 2013, we recorded a charge to operations on another fixed price power contract in the western U.S., totaling $40.9 million.  That contract is now substantially complete.

All reserves for project related losses are included in other current liabilities and totaled $158.9 million and $8.4 million as of September 30, 2014 and December 31, 2013, respectively.  Of the amount included in the September 30, 2014 balance, $56.4 million relates to accrued project losses attributable to the noncontrolling interest in the consolidated joint venture held by our joint venture partner.

(3) Segment Information

Effective January 1, 2014, we implemented certain significant organizational changes, including the manner in which our operations are managed. Our operations are now organized and managed using a structure consisting of markets, geographical areas and service lines.  Our business results are reported internally using this matrix structure.  In connection with this change, we reevaluated the manner in which our Chief Operating Decision Maker (“CODM”) reviews operating results and makes key business decisions.  As a result of our evaluation, we determined that our CODM is our executive management committee that meets regularly to evaluate operating results and allocate our financial and operational resources.  Our CODM primarily reviews consolidated financial operating results, as well as safety, project delivery and other operational metrics. We reviewed these operating segment lines, noting the services we offer have similar economic characteristics, including:

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

 Back to TOC

The following table summarizes our gross revenue by market:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2014	2013	2014	2013
Water	$290,722	$292,902	$904,072	$886,272
Environmental and Nuclear	386,502	364,263	1,025,673	996,078
Energy	313,792	368,512	883,004	1,143,948
Transportation	226,199	237,243	705,808	704,190
Facilities and Urban Environments	205,322	209,683	585,877	702,870
Total	$1,422,537	$1,472,603	$4,104,434	$4,433,358

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

Reconciliations of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net (loss) income attributable to CH2M HILL	$(131,242)	$33,693	$(125,884)	$68,303
Denominator:
Basic weighted-average common shares outstanding	27,974	29,451	28,429	29,705
Dilutive effect of common stock equivalents	-	253	-	280
Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	27,974	29,704	28,429	29,985
Basic net (loss) income per common share	$(4.69)	$1.14	$(4.43)	$2.30
Diluted net (loss) income per common share	$(4.69)	$1.13	$(4.43)	$2.28

We did not include approximately 203,000 and 277,000 potentially dilutive common stock equivalents for the three and nine months ended September 30, 2014, respectively, in the calculation of diluted EPS because to do so would be antidilutive, given the net losses for the three and nine months ended September 30, 2014.

(5) Variable Interest Entities and Equity Method Investments

We routinely enter into teaming arrangements (“Joint Ventures”) to perform projects for our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. The arrangements facilitate the completion of projects that are jointly contracted with our partners. These arrangements are formed to leverage the skills of the respective partners and include consulting, construction, design, design-build, program management and operations and maintenance contracts. The assets of a Joint Venture are restricted for use only for the particular Joint Venture and are not available for general operations of the company.  Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project. Furthermore, on some of our projects, we have granted guarantees from CH2M HILL that may encumber both our contracting subsidiary company and CH2M HILL liable for the entire risk of loss on the project.

 Back to TOC

Our financial statements include the accounts of our Joint Ventures through which we are the primary beneficiary, when such Joint Ventures are variable interest entities (“VIE”), or through which we have a controlling interest when such Joint Ventures are not VIEs. We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a VIE. A qualitative assessment begins with an understanding of the nature of the risks associated with the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities is made. Most of the VIEs with which our company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. As of September 30, 2014 and December 31, 2013, total assets of VIEs that were consolidated were $155.6 million and $158.6 million, respectively, and liabilities were $278.2 million and $105.0 million, respectively.

In determining whether we have a controlling interest in a Joint Venture that is not a VIE and the requirement to consolidate the accounts of the entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partnership/members. We held investments in unconsolidated Joint Ventures that are not VIEs of $92.6 million and $92.3 million at September 30, 2014 and December 31, 2013, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus our portion of the entities’ undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

As of September 30, 2014 and December 31, 2013, the total assets of VIEs that were not consolidated were $377.2 million and $308.5 million, respectively, and total liabilities were $304.4 million and $255.5 million, respectively. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

(6) Acquisitions

On April 4, 2014, we acquired certain agreed upon assets and liabilities of TERA Environmental Consultants (“TERA”) for consideration of $119.6 million.  TERA is an employee-owned environmental consulting firm headquartered in Canada specializing in environmental assessment, planning, siting, permitting, licensing, and related services for the pipeline, electrical transmission, and oil and gas industries. The purchase price was paid to TERA in the following forms:

($ in thousands)	Purchase Price Paid
Cash	$86,634
Earn-out promissory note, at estimated fair value	11,807
CH2M HILL common stock, valued at date of acquisition	10,831
Holdback amount for settlement of future potential liabilities	10,290
Total consideration	$119,562

Approximately $54.4 million of revenue and $7.4 million of operating income generated from TERA’s operations have been reported in the consolidated financial statements since the date of acquisition and are reported in the Environmental and Nuclear market.

 Back to TOC

The following table summarizes the amounts of identified net assets acquired from TERA as of the purchase date:

($ in thousands)	Fair Values of Net Assets Acquired
Current assets	$19,551
Plant, property, and equipment	2,465
Finite-lived intangible assets	55,410
Goodwill	41,181
Other	955
Net assets acquired	$119,562

Included in the intangible assets acquired is the preliminary calculation of fair value for customer relationships, contracted backlog and the tradename valued at $43.1 million, $11.5 million, and $0.8 million, respectively.  Customer relationships, contracted backlog and the tradename will be amortized over their useful lives of ten years, one year and two years, respectively. We expect to finalize our evaluation in the fourth quarter of 2014.

The following unaudited pro forma combined financial information is presented as if CH2M HILL and TERA had been combined as of the beginning of the periods presented. This information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been realized had the entities operated as a combined entity during the periods presented.

	(Unaudited)	(Unaudited)
($ in thousands expect per share amounts)	September 30, 2014	September 30, 2013
Revenue	$4,127,167	$4,522,924
Net (loss) income attributable to CH2M HILL	$(126,703)	$69,779
Basic earnings per share	$(4.46)	$2.34
Diluted earnings per share	$(4.46)	$2.31

On June 27, 2014, we purchased the remaining outstanding partnership interest of a previously held equity method investment for $1.7 million in cash.  Included in the net assets acquired was $0.7 million in cash and cash equivalents, resulting in a net cash outflow of $1.0 million for the acquisition.

(7) Goodwill and Intangible Assets

As discussed in Note 1, in the third quarter of 2014, we began to implement certain restructuring activities, including the rationalization of certain lines of business and involuntary employee terminations.  Management has determined that this restructuring is a triggering event that requires us to test goodwill for impairment and, as a result, we initiated an impairment test in the quarter ended September 30, 2014.  We have identified eight reporting units relevant to our interim impairment review. In selecting these reporting units, we considered (i) whether an operating segment or a component of an operating segment is a business, (ii) whether discrete financial information is available, (iii) whether the financial information is regularly reviewed by management of the operating segment, and (iv) how the operations are managed or how an acquired entity is integrated in the business operations.  Based upon this evaluation, we determined that we have the following reporting units:

•	Water (Water market)
•	Environmental (Environmental and Nuclear market)
•	Nuclear (Environmental and Nuclear market)
•	Oil, gas, and chemicals (Energy market)
•	Power (Energy market)
•	Transportation (Transportation market)
•	Urban Programs (Facilities and Urban Environments market)
•	Industrial and Advanced Technology (Facilities and Urban Environments market)

We have completed step one of the impairment test for each reporting unit and have determined that the carrying value of certain operating units was greater than their respective fair values.  We determine the fair value of our reporting units using a combination of the income approach, the market approach, and cost approach.  The income approach estimates the present value of future cash flow projections based on assumptions and estimates derived from a review of our expected revenue growth rates, profit margins, business plans, cost of capital and tax

 Back to TOC

rates for the reporting units.  The market approach estimates the fair value of our reporting units based on applying a multiple to our estimate of a revenue and/or earnings before interest, taxes, depreciation, and amortization for each reporting unit.  The cost approach estimates the fair value of a reporting unit as the fair value of its assets net of the fair value of its liabilities.  Accordingly, we have performed a preliminary assessment of step two in the process to determine the amount of the potential goodwill impairment.

Based on these preliminary results, we recorded a goodwill impairment loss charge of $64.2 million, of which $36.4 million related to our Power reporting unit within the Energy market and $27.8 million related to our Industrial and Advanced Technology and Urban Programs reporting units within our Facilities and Urban Environments market.  Additionally, we identified an impairment in our tradename intangibles of $9.1 million related to our Power reporting unit within the Energy market.  The carrying value of goodwill before the impairment charge for the Energy and Facilities and Urban Environments markets was $113.5 million and $309.1 million, respectively.  In the fourth quarter of 2014, we will complete step two of the impairment test for the Energy, Industrial and Advanced Technology and Urban Programs markets which could result in additional adjustments to the goodwill impairment loss included in the consolidated statements of operations.  Such adjustments could be material to the Company’s results of operations.

The following table presents the changes in goodwill:

($ in thousands)	September 30, 2014	December 31, 2013
Balance at beginning of period	$573,487	$562,461
Acquisitions	41,181	-
Impairment loss	(64,165)	-
Foreign currency translation	(445)	11,026
Balance at end of period	$550,058	$573,487

Intangible assets with finite lives consist of the following:

		Accumulated	Net finite-lived
($ in thousands)	Cost	Amortization	intangible assets
September 30, 2014
Contracted backlog	$90,746	$(80,834)	$9,912
Customer relationships	204,251	(108,802)	95,449
Tradename	5,023	(4,310)	713
Total finite-lived intangible assets	$300,020	$(193,946)	$106,074
December 31, 2013
Contracted backlog	$79,576	$(70,306)	$9,270
Customer relationships	162,444	(88,436)	74,008
Tradename	24,588	(11,208)	13,380
Total finite-lived intangible assets	$266,608	$(169,950)	$96,658

All intangible assets are being amortized over their expected lives of between one year and ten years.  The amortization expense reflected in the consolidated statements of operations totaled $15.3 million and $8.8 million for the three months ended September 30, 2014 and 2013, respectively, and $36.0 million and $26.4 million for the nine months ended September 30, 2014 and 2013, respectively.   All intangible assets are expected to be fully amortized in 2024.

 Back to TOC

(8) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30,	December 31,
($ in thousands)	2014	2013
Land	$21,601	$22,120
Building and land improvements	95,034	93,088
Furniture and fixtures	27,630	26,560
Computer and office equipment	161,068	146,645
Field equipment	138,451	121,186
Leasehold improvements	78,284	72,759
	522,068	482,358
Less: Accumulated depreciation	(265,913)	(255,933)
Net property, plant and equipment	$256,155	$226,425

Depreciation expense reflected in the consolidated statements of operations was $11.1 million and $9.3 million for the three months ended September 30, 2014 and 2013, respectively, and $31.3 million and $29.1 million for the nine months ended September 30, 2014 and 2013, respectively.

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

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value

Mortgage notes payable	$9,140	$8,279	$10,472	$9,260
Equipment financing	11,607	10,849	2,446	2,279

The fair value of marketable securities classified as available-for-sale, which were sold in their entirety on August 21, 2014, totaled $1.0 million and $1.1 million at the time of sale and December 31, 2013, respectively.

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. At September 30, 2014, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond five years. As of September 30, 2014 and December 31, 2013, derivative assets and liabilities recorded were insignificant. For the three and nine months ended September 30, 2014 and 2013, the periodic changes in the fair value of derivatives recorded in earnings were insignificant.

(10) Employee Benefit Plan Assets

We have investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair market value primarily using Level 2 inputs. As of September 30, 2014 and December 31, 2013, the fair market value of these assets were $84.3 million and $80.0 million, respectively, and are included in employee benefit plan assets and other on the consolidated balance sheets.  Contributions to our pension plans were $28.6 million and $22.3 million for the nine months ended September 30, 2014 and 2013, respectively.

 Back to TOC

(11) Line of Credit and Long-Term Debt

On March 28, 2014, we amended and restated our Credit Agreement (“Second Amended and Restated Credit Agreement”), which provides us an unsecured revolving Credit Facility (the “Credit Facility”), to increase the size of the Credit Facility to $1.1 billion, to extend the maturity to March 28, 2019, to increase the capacity of certain subfacilities and to improve our borrowing rates. Under the terms of the Second Amended and Restated Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $350.0 million.  The revised Credit Facility has a subfacility for the issuance of standby letters of credit in a face amount up to $750.0 million and a subfacility up to $300.0 million for multicurrency borrowings.  All other terms of the Second Amended and Restated Credit Agreement are consistent with those of the previous amended credit agreement, entered into on April 19, 2012, and are disclosed in the 2013 Annual Report on Form 10-K.

On September 26, 2014, we entered into a First Amendment (“First Amendment to Credit Agreement”) to the Second Amended and Restated Credit Agreement to provide us with financial and operational flexibility, particularly in connection with the restructuring activities described in Note 1.  In addition to other technical and operating changes to the terms of the Credit Agreement, the First Amendment to Credit Agreement specifically achieved the following:

•

Amended the definition of Consolidated Adjusted EBITDA to allow add back of up to $120 million of cash restructuring charges, including up to $80 million of cash restructuring charges in 2014 and up to $40 million in 2015 (with a rollover of unused 2014 amounts to 2015);

•	Temporarily increased the maximum Consolidated Leverage Ratio from 3.0x to 3.25x through the end of 2015;
•

Limited the amount CH2M HILL may spend to repurchase its common stock in connection with its employee stock ownership program to a total of $45 million in the third and fourth quarters of 2014 and an additional $45 million in 2015 (with a rollover of unused 2014 amounts to 2015), and both the repurchase of shares of common stock in the internal market and legally required repurchases of common stock held in benefit plan accounts are applied towards these limits (although legally required repurchases of common stock held in benefit plan accounts are allowed in excess of such limits);

•

Permitted other repurchases of common stock and preferred stock and payment of common stock dividends up to $100 million per fiscal year, subject to a pro forma 3.00x leverage threshold through 2015 and 2.75x thereafter;

•	Permitted payment of dividends on preferred stock without regard to the foregoing $100 million per fiscal year limitation subject to pro forma financial covenant compliance;
•

Permitted restricted payments, including common or preferred stock repurchases and redemptions, with proceeds from the sale of new equity interests, subject to pro forma financial covenant compliance; and

•	Allowed up to 50% of the proceeds from asset sales to be utilized to repurchase common or preferred stock, subject to pro forma financial covenant compliance.

The Credit Agreement contains customary representations and warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, and dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type.  As of September 30, 2014, we were in compliance with the covenants required by the First Amendment to the Second Amended and Restated Credit Agreement.  The remaining unused borrowing capacity under the Credit Facility was $280.7 million as of September 30, 2014.  As a result of the operational challenges, charges associated with our ongoing restructuring and project losses discussed above, we anticipate that the amount of unused borrowing capacity under the Credit Facility will decline further in the fourth quarter of 2014.

 Back to TOC

Our nonrecourse and other long-term debt consist of the following:

	September 30,	December 31,
($ in thousands)	2014	2013
Revolving credit facility, average rate of interest of 1.66%	$497,891	$376,829
Mortgage notes payable in monthly installments due December 2015 and June 2020, secured by real estate, rent and leases. These notes bear interest at 5.35% and 6.59%, respectively	9,140	10,472
Equipment financing, due in monthly installments to September 2021, secured by equipment. These notes bear interest ranging from 0% to 8.84%	11,607	2,446
Other notes payable	625	1,375
Total debt	$519,263	$391,122
Less: current portion of debt	5,288	4,099
Total long-term portion of debt	$513,975	$387,023

(12) Income Taxes

The effective tax rate for the nine months ended September 30, 2014 was 16.7%.  This effective rate was lower than the expected statutory rates due to the negative impacts of the nondeductible portion of our goodwill impairment charges and the recording of a valuation allowance against certain foreign tax credits.  In addition, a portion of our project losses and expected international restructuring charges recorded in 2014 are also not deductible for tax purposes. The effective tax rate for the nine months ended September 30, 2013 was 33.6%.  The effective tax rate for 2013 was higher than expected due to the impacts of an increase in discrete items which were partially offset by improved foreign earnings.

Undistributed earnings of our foreign subsidiaries amounted to approximately $343.8 million and $266.3 million at September 30, 2014 and December 31, 2013, respectively.  These earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Determining the tax liability that would arise if these earnings were repatriated is not practical.

As of September 30, 2014 and December 31, 2013, we had $39.0 million and $38.5 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the amounts discussed above are approximately $6.7 million and $6.8 million of accrued interest and penalties related to uncertain tax positions, as of September 30, 2014 and December 31, 2013, respectively.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., United Kingdom and Canada. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 2007.

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

Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate

 Back to TOC

to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of September 30, 2014 and December 31, 2013, accruals for potential estimated claim liabilities were $15.4 million and $15.5 million, respectively.

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

(14) Subsequent Events

On November 12, 2014, we announced that we have made the decision to explore strategic alternatives for a portion of our oil, gas, and chemicals business located in Alaska and Sakhalin Island, Russia.  The Alaska and Sakhalin Island businesses primarily provide oilfield operations and maintenance services, and the businesses have a significant portfolio of specialized vehicles and equipment.  The decision to evaluate strategic alternatives for these business components is aligned and consistent with our restructuring strategic objectives, as we intend to focus on developing our professional service offerings through less capital intensive businesses.

 Back to TOC

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

We provide services to a diverse customer base including the U.S. federal and foreign governments and governmental authorities, various United States federal government agencies, provincial, state and local municipal governments, major oil and gas companies, refiners and pipeline operators, utilities, metal and mining, automotive, food and beverage and consumer products manufacturers, microelectronics, pharmaceuticals and biotechnology companies. We believe we provide our clients with innovative project delivery using cost-effective approaches and advanced technologies.

 Back to TOC

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

During the nine month period ended September 30, 2014, we faced significant operating challenges that negatively impacted our profitability.  Decreases in project volumes and project losses during this period resulted in a decrease in our gross margin of $272.6 million compared to the same period in the prior year.  For example, lower project volume in our Energy and Facilities and Urban Environments (“FUE”) markets, which caused a decrease in profitable revenue streams, resulted in a decrease in gross margin in these markets.  The gross margin in our Energy market was negatively affected by a $61.5 million project loss on a design-build power project in the northeastern United States as well as a project loss on a power project in an Australian joint venture totaling $170.0 million, of which our portion of the loss was $85.0 million when considering the loss attributable to noncontrolling interests.  Additionally, significant cost overruns on a European communications installation project and two design-build projects in our FUE market as well as a fixed price Transportation project in the southern United States resulted in negative gross margin in the market.  Further discussion about our operating results is provided in the results of operations sections below.

Due to our current year operational challenges, we experienced a decline in our operating cash flow through September 30, 2014 compared to the first nine months of 2013.  While we plan to manage cash requirements for working capital needs, unpredictability in cash collections and payments may require us to borrow on our line of credit from time to time to meet the needs of our operations.  As a result of the operational challenges, charges associated with our ongoing restructuring and project losses discussed above, we anticipate that the amount of unused borrowing capacity under the Credit Facility will decline further in the fourth quarter of 2014.  Further discussion about our working capital is provided in the Liquidity and Capital Resources section below. Further discussion regarding operational performance and restructuring activities are provided in the Summary of Operations and Restructuring sections, respectively.

In the nine month period ended September 30, 2014,  we borrowed additional amounts on our line of credit to fund the TERA acquisition of $86.6 million, new capital expenditures of $58.7 million, and to repurchase stock in our internal market totaling $136.0 million.  Borrowing from our line of credit for these purposes and to fund operations resulted in an increase in our line of credit balance of $121.1 million since December 31, 2013.  This increase in the line of credit balance combined with certain other credit-related factors reduced our remaining borrowing capacity by $104.9 million since December 31, 2013.  Additionally, during the third quarter, we entered into a First Amendment to the Second Amended and Restated Credit Agreement (“First Amendment to Credit Agreement”) to provide financial and operational flexibility particularly in connection with our restructuring activities.  Specifically, the First Amendment to Credit Agreement limits the amount CH2M HILL may spend to repurchase its common stock in connection with its employee stock ownership program to a total of $45 million in the third and fourth quarters of 2014 and an additional $45 million in 2015 (with a rollover of unused 2014 amounts to 2015),  and both the repurchase of shares of common stock in the internal market and legally required repurchases of common stock held in benefit plan accounts are applied towards these limits (although legally required repurchases of common stock held in benefit plan accounts are allowed in excess of such limits).    While we believe our borrowing capacity is sufficient to fund our near-term operations, due to uncertainty about future operations, demands from our internal market and other capital requirements, we might need to alter certain practices associated with discretionary cash outlays. Further discussion concerning our line of credit and related items is provided in the Liquidity and Capital Resources section below.

Restructuring

In September 2014, we announced that we were beginning to execute certain restructuring activities in order to achieve important business objectives, including reducing overhead costs, enhancing client service, improving efficiency, reducing risk, creating more opportunity for profitable growth, and providing more long-term value for Company stockholders.  These restructuring plans include such items as a voluntary retirement program, workforce reductions, facilities consolidations and evaluation of certain lines of business.  During the quarter ended September 30, 2014, we incurred  a $3.1 million loss for restructuring activities related primarily to severance costs for employees notified and terminated in the third quarter.  We expect these activities to continue for the fourth

 Back to TOC

quarter of 2014 and into 2015 and therefore expect to incur material additional restructuring costs over this period.  Once all restructuring incentives are completed, we expect the activities to have aggregated costs of approximately $120 million and resulted in annualized cost savings of $100 to $120 million.

Acquisitions

We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, provide local resources internationally to serve our customers, add value to the projects undertaken for clients, or enhance our capital strength.  On April 4, 2014, we acquired certain agreed upon assets and liabilities of TERA Environmental Consultants (“TERA”) for consideration of $119.6 million.  TERA is an employee-owned environmental consulting firm headquartered in Canada specializing in providing environmental assessment, planning, siting, permitting, licensing, and related services for the pipeline, electrical transmission, and oil and gas industries. The purchase price was paid to TERA in the following forms:

($ in thousands)
Cash	$86,634
Earn-out promissory note, at estimated fair value	11,807
CH2M HILL common stock, valued at date of acquisition	10,831
Holdback amount for settlement of future potential liabilities	10,290
Total consideration	$119,562

Approximately $54.4 million of revenue and $7.4 million of operating income generated from TERA’s operations have been reported in the consolidated financial statements since the date of acquisition and are reported in the Environmental and Nuclear market.

Summary of Operations

Effective January 1, 2014, we implemented certain significant organizational changes, including the manner in which our operations are managed. Our operations are now organized and managed using a structure consisting of markets, geographical areas and service lines.  Our business results are reported internally using this matrix structure.  In connection with this change, we reevaluated the manner in which our Chief Operating Decision Maker (“CODM”) reviews operating results and makes key business decisions.  As a result of our evaluation, we determined that our CODM is our executive management committee that meets regularly to evaluate operating results and allocate our financial and operational resources.  Our CODM primarily reviews consolidated financial operating results, as well as safety, project delivery and other operational metrics. We reviewed these operating segment lines, noting that our operations have similar economic characteristics, including:

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

 Back to TOC

•	Our delivery administration and enterprise delivery excellence services were formed to ensure a consistent, high quality service experience for our clients.

Based on our evaluation, we have determined that our operations may be aggregated into one reportable segment.  Prior year information has been revised to conform to current year presentation.

The following table summarizes our gross revenue by market:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2014	2013	2014	2013
Water	$290,722	$292,902	$904,072	$886,272
Environmental and Nuclear	386,502	364,263	1,025,673	996,078
Energy	313,792	368,512	883,004	1,143,948
Transportation	226,199	237,243	705,808	704,190
Facilities and Urban Environments	205,322	209,683	585,877	702,870
Total	$1,422,537	$1,472,603	$4,104,434	$4,433,358

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

Our gross revenue decreased by $50.1 million, or 3%, for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.    The decline in the quarter ended September 30, 2014 was primarily caused by significant declines in our Energy market due to the completion of three domestic design-build power plant projects and several Canadian construction projects, primarily gas processing and pipeline projects, after quarter ended September 30, 2013.  These revenues have not been replaced due to a strategic decision to exit the power EPC business after incurring significant losses on fixed price, design build power projects in the last couple of years and not finding opportunities that have commercial terms acceptable to us for our project portfolio.  The decrease in gross revenue in the Energy market was partially offset by increases in gross revenue within our Environmental and Nuclear market.    Within the Environmental and Nuclear market, the TERA acquisition in the second quarter of 2014 contributed additional revenues of $35.6 million in the quarter ended September 30, 2014.

For the nine month period ended September 30, 2014 as compared to the same period ended in 2013, gross revenue decreased by $328.9 million, or 7%.  The decline of gross revenues for the nine month period ended September 30, 2014 as compared to the same period ended in 2013 was primarily driven by decreases within Energy and Facilities and Urban Environments, which was caused by lower demand for new projects in the electronics and manufacturing industries in our domestic regions and a decline in Middle Eastern planning support services for U.S. armed forces.  Revenues within the Energy market have also decreased primarily due to the completion of three domestic design-build power plant projects and several Canadian construction projects, primarily gas processing and pipeline projects.   Additionally, Energy revenues declined for the nine months ended September 30, 2014 due, in part, to the cancellation of a domestic consulting project during the fourth quarter of 2013. These declines were partially offset by the inclusion of additional TERA gross revenues within the Environmental and Nuclear market of $54.4 million for the nine months ended September 30, 2014 as compared to the same period in 2013.    Gross revenues within Transportation remained fairly consistent for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

For the quarter ended September 30, 2014, our operating income declined $291.8 million, compared to the quarter ended September 30, 2013.  For the nine month period ended September 30, 2014 as compared to the same period ended in 2013, operating income decreased by $344.8 million.     Operating income was negatively impacted by the following significant project losses:

•

During the third quarter of 2014, we experienced significant cost growth on a Transportation fixed price contract to design and construct roadway improvements on an expressway in the southwestern U.S.  The cost growth was primarily caused by design and engineering changes deemed necessary after completion of a detailed design review completed during the quarter ended September 30, 2014. The

 Back to TOC

changes in design drove increases in materials quantities and caused schedule delays.  As a result of these changes in estimate, a charge to operations was recorded totaling $38.7 million for the three and nine months ended September 30, 2014, which represents the reversal of previously recognized profits as well as the total loss at completion which is estimated to be $36.2 million.  Management is assessing the recovery of cost and schedule delays from the client as a result of significant interference; however, at this time it is not possible to estimate these recoveries.  It is reasonably possible that we could incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss or if our plans to meet our revised schedule are not achieved.  These potential changes in estimates could be materially adverse to the Company’s results of operations.

•

During the first quarter of 2014, we experienced significant cost growth on a fixed-price contract to design and construct a new power generation facility in the northeastern United States.  The effect of these changes in estimates resulted in a charge to operations totaling $52.5 million in the first quarter of 2014 which includes both the reversal of previously recognized profits as well as the recording of the estimated total loss on the project at completion. In the third quarter of 2014, additional changes in estimates were identified resulting in the recognition of an additional loss of $9.0 million.  These increases in costs resulted from multiple sources including a substantial decline in union labor productivity, poor subcontractor performance and the impacts of schedule delays caused by the above items and severe weather in the northeastern United States during the winter months of 2014. Management intends to seek recovery of a portion of this loss from various sources including change orders to be submitted to the customer, proceeds from a subcontractor default insurance policy and cost recoveries from subcontractors. There can be no assurance we will be successful in obtaining such recoveries.  Although the project is scheduled for completion in the fourth quarter of 2014, it is possible that we could incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss or if our plans to meet our revised schedule are not achieved.

•

During the first and second quarter of 2014, we experienced cost growth on a Facilities and Urban Environments project in our Europe region primarily due to productivity issues.  These changes in estimates negatively impacted our results of operations by $17.8 million for the nine months ended September 30, 2014.

•

We are involved in a power project in Australia through a consolidated 50/50 joint venture partnership with an Australian construction contractor.  The joint venture is in turn a party to a consortium with a major US-based power generating equipment manufacturer, with delineated specific scope for the members (the “Consortium”).  The Consortium has entered into a fixed price contract to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia (the “Consortium Contract”).  CH2M HILL and the other Consortium member, have each guaranteed the full and timely performance of all obligations under the Consortium Contract, including the discharge of all obligations and liabilities of the Consortium Contract, as well as the payment of any amounts due and unpaid under the Consortium Contract.  The total Consortium Contract value of the project is approximately $950 million, of which approximately $570 million is contracted to the 50/50 joint venture. Through the end of the quarter ended September 30, 2014, the joint venture project is approximately 35% complete.  Due to a variety of issues related to the joint venture scope of work, in the third quarter of 2014 we identified changes in estimated contract costs that resulted in a charge to operations of $170.0 million, which represents the joint venture’s total estimated loss at completion.  The net impact on our pre-tax results of operations for the nine months ended September 30, 2014 is $85.0 million, after considering the losses attributable to the noncontrolling interest in the joint venture held by our joint venture partner. Management believes the project has suffered from substantial client interference related to numerous design changes, delays in providing timely access to site delivery facilities and access to certain construction materials.  These items have resulted in a significant increase in the cost to complete the project as well as a delay in the start of construction activities and possibly the ultimate delivery of the power facility.  Management is vigorously pursuing recovery of cost and schedule using Consortium resources with the assistance of external legal and commercial claims specialists practiced in Australian contracts law.  If these recovery steps are not successful, however, estimated costs at completion possibly could continue to

 Back to TOC

grow without reimbursement from the customer and liquidated damages could be assessed against the Consortium and the joint venture. These potential changes in estimates could be materially adverse to the Company’s results of operations.

In addition to the above project specific items, lower demand for new projects in the electronics and manufacturing industries in our domestic region and a decline in Middle Eastern planning support services for U.S. armed forces has also negatively impacted our operating profits during the three and nine months ended September 30, 2014.

These declines in operating income were partially offset by improvements within the Water and Environmental and Nuclear markets.  Our Water market benefited from a design-build project in the southwestern United States awarded during the second quarter of 2014.  Within the Environmental and Nuclear market, the TERA acquisition in the second quarter of 2014 accounted for an increase in operating income of $5.8 million and $7.4 million in the quarter and period ended September 30, 2014.

Additionally, as discussed above, in the quarter ended September 30, 2014, we began to implement certain restructuring activities, including the rationalization of certain lines of business and involuntary employee terminations.  Management has determined that this restructuring is a triggering event for purposes of requiring us to test goodwill for impairment and, as a result, we initiated an interim impairment test in the third quarter of 2014.  We have completed step one of the impairment test for each reporting unit and have determined that that the carrying value of certain reporting units was above their fair values.  Accordingly, we have performed a preliminary assessment of step two in the process to determine an estimated amount of the goodwill impairment.  Based upon these preliminary results, we recorded a goodwill impairment loss of $64.2 million, of which $36.4 million related to our Power reporting unit within the Energy market and $27.8 million related to our Industrial and Advanced Technology and Urban Programs reporting units within our Facilities and Urban Environments market.  Additionally, we identified an impairment in our tradename intangibles of $9.1 million, related to our Power reporting unit within the Energy market.  In the fourth quarter of 2014, we will complete step two of the impairment test for the Energy, Industrial and Advanced Technology and Urban Programs markets which could result in additional adjustments to the goodwill impairment loss included in the consolidated statements of operations.  Such adjustments could be material to the Company’s results of operations.

Income Taxes

The effective tax rate for the nine months ended September 30, 2014 was 16.7%. This effective rate was lower than the expected statutory rates due to the negative impacts of the nondeductible portion of our goodwill impairment charges and the recording of a valuation allowance against certain foreign tax credits.  In addition, a portion of our project losses and expected international restructuring charges recorded in 2014 are also not deductible for tax purposes.  The effective tax rate for the nine months ended September 30, 2013 was 33.6%.  The effective tax rate for 2013 was higher than expected due to the impacts of an increase in discrete items which were partially offset by improved foreign earnings.

Loss attributable to noncontrolling interests

For the three and nine months ended September 30, 2014, we had a loss attributable to noncontrolling interests of $82.5 million and $84.6 million, respectively, as compared to income attributable to noncontrolling interests of $2.7 million and $8.7 million for the three and nine months ended September 30, 2013.  The significant loss in the 2014 period is due to a  consolidated 50/50 joint venture partnership with an Australian construction contractor involved in a power project in Australia recording an estimated project loss of $170.0 million.  See discussion above in Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 for a description of the Australian joint venture partnership.  As a result of the joint venture structure, half of the total project loss, or $85.0 million, is recorded as a loss attributable to  a noncontrolling interest.

 Back to TOC

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are working capital, capital expenditures, acquisitions and purchases of stock presented on our internal market.  During the nine months ended September 30, 2014, cash provided by operations was $27.2 million compared to $43.9 million in the same period last year. Cash flows from operations primarily result from earnings on our operations and changes in our working capital.  Earnings from our operations and our working capital requirements can vary significantly from period to period based primarily on the mix of our projects underway and the percentage of project work completed during the period.  The decrease in cash provided by operations during the current period was primarily attributable to a decrease in earnings of $287.4 million, offset by an improvement in working capital requirements of $230.9 million.   The improvement in working capital was positively impacted from the non-cash reserves recorded on estimated project losses totaling $158.0 million which has partially offset the impact of the decrease in earnings.  Also, included in the current period loss is a non-cash impairment charge of $73.3 million which is discussed above.  In the nine month period ended September 30, 2013, our cash flow from operations was negatively affected by an increase in working capital components of $74.3 million offset by an increase in earnings of $12.6 million from the same period in the prior year.  The prior period working capital changes included a $167.8 million decrease in accounts payable and accrued subcontractor costs and a $180.2 million increase in receivables and unbilled revenue, both of which are recognized as operating cash used during the period.  In the 2014 period, we benefited from a $23.4 million decrease in receivables and unbilled revenue and a $133.6 million increase in accounts payable and accrued subcontractor costs, which resulted in cash provided of $157.0 million in the current year period.

Cash used in investing activities was $143.9 million in the nine months ended September 30, 2014 compared to $38.8 million for the same period in 2013. The majority of cash used in our investing activities in the nine month period ended September 30, 2014 related to the $86.6 million cash payment for the TERA acquisition.  See further discussion in the Acquisitions section above.  Another significant factor contributing to the increase in cash used in investing activities relates to the significant decrease in working capital repayments from our unconsolidated joint ventures.  We periodically make working capital advances to certain of our unconsolidated joint ventures and, such advances are repaid to us from the joint ventures in the normal course of the joint venture activities.  During the period ended September 30, 2014, we received working capital repayments from our unconsolidated joint ventures of $10.1 million, including a distribution of $9.0 million from a major domestic nuclear joint venture project, compared to $51.8 million in the nine month period ended September 30, 2013, which included a distribution of $30.6 million from a major domestic nuclear joint venture and $19.7 million from an international transportation joint venture.  These increases in cash used in investing activities were offset by a $13.7 million decrease in cash investments made in our unconsolidated affiliates and a $13.4 million decrease in capital expenditures in the nine months ended September 30, 2014 compared to the same period in 2013.  Capital expenditures in the nine months ended September 30, 2014 were primarily related to upgrades we made to our enterprise resource planning system, equipment purchases to support our Energy market projects on the North Slope of Alaska and improvements to our office facilities.

Cash from financing activities decreased by $46.0 million to net cash used of $1.8 million in the nine months ended September 30, 2014 compared to a net cash provided of $44.2 million for the same period in 2013.  The primary factor contributing to the decrease in cash from financing activities was the $53.1 million decline in net borrowings on long term debt, which was $128.1 million for the 2014 period and $181.2 million in the prior year period.  Additionally, repurchases of stock in the nine month period ended September 30, 2014 were $136.0 million, representing a $26.9 million increase in cash used from financing activities compared to the $109.1 million spent in the prior year period. The decline in cash from financing activities in the 2014 period as compared to the 2013 period was offset by a  $27.0 million payment on the termination of Halcrow lease obligations made in September of 2013.

On March 28, 2014, we amended and restated our Credit Agreement (“Second Amended and Restated Credit Agreement”), which provides us an unsecured revolving Credit Facility (the “Credit Facility”), to increase the size of the Credit Facility to $1.1 billion, to extend the maturity to March 28, 2019, to increase the capacity of certain subfacilities and to improve our borrowing rates. Under the terms of the Second Amended and Restated Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $350.0 million.  The revised Credit Facility has a subfacility for the issuance

 Back to TOC

of standby letters of credit in a face amount up to $750.0 million and a subfacility up to $300.0 million for multicurrency borrowings.  All other terms of the Second Amended and Restated Credit Agreement are consistent with those of the previous amended credit agreement, entered into on April 19, 2012, and are disclosed in the 2013 Annual Report on Form 10-K.

On September 26, 2014, we entered into a First Amendment to the Second Amended and Restated Credit Agreement (“First Amendment to Credit Agreement”) to provide us with financial and operational flexibility, particularly in connection with the restructuring activities previously described.  In addition to other technical and operating changes to the terms of the Credit Agreement, the First Amendment to Credit Agreement specifically achieved the following:

•

Amended the definition of Consolidated Adjusted EBITDA to allow add back of up to $120 million of cash restructuring charges, including up to $80 million of cash restructuring charges in 2014 and up to $40 million in 2015 (with a rollover of unused 2014 amounts to 2015);

•	Temporarily increased the maximum Consolidated Leverage Ratio from 3.0x to 3.25x through the end of 2015;
•

Limited the amount CH2M HILL may spend to repurchase its common stock in connection with its employee stock ownership program to a total of $45 million in the third and fourth quarters of 2014 and an additional $45 million in 2015 (with a rollover of unused 2014 amounts to 2015),  and both the repurchase of shares of common stock in the internal market and legally required repurchases of common stock held in benefit plan accounts are applied towards these limits (although legally required repurchases of common stock held in benefit plan accounts are allowed in excess of such limits);

•

Permitted other repurchases of common stock and preferred stock and payment of common stock dividends up to $100 million per fiscal year, subject to a pro forma 3.00x leverage threshold through 2015 and 2.75x thereafter;

•	Permitted payment of dividends on preferred stock without regard to the foregoing $100 million per fiscal year limitation subject to pro forma financial covenant compliance;
•

Permitted restricted payments, including common or preferred stock repurchases and redemptions, with proceeds from the sale of new equity interests, subject to pro forma financial covenant compliance; and

•	Allowed up to 50% of the proceeds from asset sales to be utilized to repurchase common or preferred stock, subject to pro forma financial covenant compliance.

As of September 30, 2014,  we were in compliance with the covenants required by the First Amendment to Credit Agreement. There can be no assurance that the capacity under this facility will be adequate to fund future operations or future acquisitions that we may pursue from time to time.

At September 30, 2014, we had $497.9 million in outstanding borrowings on the Credit Facility, compared to $376.8 million at December 31, 2013. The average rate of interest charged on that balance was 1.66% as of September 30, 2014. At September 30, 2014, company-wide issued and outstanding letters of credit, and bank guarantee facilities of $197.6 million were outstanding, compared to $201.9 million at December 31, 2013.

Our borrowing capacity under the Credit Facility is limited by a leverage ratio, based on a multiple of an adjusted earnings before interest, taxes, depreciation and amortization calculation, and other outstanding obligations of the Company.  Therefore, our remaining borrowing capacity is not simply a function of the amount of the Credit Facility less outstanding borrowings on the line of credit, outstanding letters of credit and bank guarantees.  As of September 30, 2014, the remaining unused borrowing capacity under the Credit Facility was $280.7 million, compared to $385.6 million as of December 31, 2013.    As a result of the operational challenges, charges associated with our ongoing restructuring and project losses discussed above, we anticipate that the amount of unused borrowing capacity under the Credit Facility will decline further in the fourth quarter of 2014.

For the quarter ended September 30, 2014, we spent $10.7 million towards clearing the internal market on September 26, 2014 after the Board and management evaluated the most prudent course of action in light of our operating results and cash flow in recent periods, combined with the potential for additional operating challenges that could adversely affect CH2M HILL’s results of operations and financial condition in the second half of

 Back to TOC

2014.  Additionally, we spent $9.3 million on legally required repurchases of common stock held in benefit plan accounts during the same period.  In accordance with the First Amendment to Credit Agreement discussed above, this results in $25.0 million available in the remainder of the year for the company to repurchase common stock in connection with its employee stock ownership program and for legally required repurchases of common stock held in benefit plan accounts.

Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash, we may either choose to finance new opportunities using borrowings under our Credit Facility, or other debt. In some instances we may use a combination of one or more of these financing mechanisms. As of September 30, 2014, we had other outstanding debt obligations of approximately $21.4 million.  These obligations relate to the capitalized leases on plant and equipment, mortgages related to property and other notes payable.

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

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the nine months ended September 30, 2014, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we believe are most critical to the understanding of our financial condition and results of operations and require complex management judgment are summarized below. Further detail and information regarding our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2013.

 Back to TOC

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

Change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and when the change order can be estimated. Management evaluates when a change order is probable based upon its experience in negotiating change orders, the customer’s written approval of such changes or separate documentation of change order costs that are identifiable. Losses on construction and engineering contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated.

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

 Back to TOC

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

Foreign currency exchange rates.  We operate in many countries around the world and as a result, are exposed to foreign currency exchange rate risk on transactions in numerous countries. We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as intercompany trade balances among our entities with differing currencies. In order to mitigate this risk, we enter into derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. As of September 30, 2014,  the foreign exchange contracts outstanding were insignificant and not material.

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving Credit Facility. As of September 30, 2014 the outstanding balance on the unsecured revolving Credit Facility was $497.9 million. We have assessed the market risk exposure on this financial instrument and determined that any significant changes to the fair value of this instrument would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured Credit Facility, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $5.0 million.

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

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), revised its criteria related to internal controls over financial reporting from the originally established 1992 Internal Control-Integrated Framework with 2013 Internal Control-Integrated Framework. The modified framework provided enhanced guidance that tied control objectives to the related risk, enhancement of governance concepts, increased emphasis on globalization of markets and operations, increased recognition of use and reliance on information technology, increased discussion of fraud as it relates to internal control, changes of control deficiency descriptions, and that internal reporting is included in both financial and nonfinancial objectives. The revised framework was effective for interim and annual periods beginning after December 15, 2013.

As previously reported in the CH2M HILL Form 12b-25 filed with the SEC on November 10, 2014, the Audit Committee of the CH2M HILL Board of Directors retained independent outside legal counsel to assist the

 Back to TOC

Audit Committee in reviewing whether accounting errors may have occurred with respect to the timing of the recognition of cost overruns on certain fixed-price construction projects in CH2M HILL’s Energy market that were reported in CH2M HILL’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.  Specifically, the Audit Committee, assisted by its legal counsel, and CH2M HILL management independently evaluated whether such accounting errors occurred and, if so, whether such errors (i) caused any previously issued quarterly or annual financial statements for the periods from January 1, 2013 through June 30, 2014 to be materially misstated, or (ii) changed management's assessment of the effectiveness of CH2M HILL’s internal controls over financial reporting as of December 31, 2013.

The Audit Committee investigation focused on two accounting-related issues: (i) the timing of, and controls related to, the recognition as of March 31, 2014 of estimated costs at completion and project risk contingency on a fixed-price power plant construction project in the Northeast United States (the “Northeast Project”); and whether certain estimated costs at completion and project risk contingency should have been reported in the accounting records for Northeast Project as of December 31, 2013; and (ii) concerns raised by a former employee concerning the recognition of estimated costs at completion on a fixed-price power plant construction project  in Australia.  The Audit Committee with the assistance of outside legal counsel concluded its investigation and presented the results of the investigation to CH2M HILL’s independent registered public accounting firm and CH2M HILL management.

Upon review of the results of the Audit Committee investigation noted above, the Audit Committee and management, with the assistance of independent outside legal counsel, determined that the previously issued quarterly or annual financial statements for the periods form January 1, 2013, through June 30, 2014 do not contain any material misstatements.  Additionally, in light of the circumstances that led to the decision to conduct an independent investigation, and being briefed by the Audit Committee and its independent outside legal counsel on the findings of the investigation, Company Management re-evaluated the effectiveness of internal control over financial reporting as of December 31, 2013, and the effectiveness of disclosure controls and procedures for the periods ending March 31, 2014 and June 30, 2014, and concluded that internal controls and disclosure controls were effective as of those dates.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

The following risk factors relating to our internal market update the risk factors set forth in:

1.

CH2M HILL’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 25, 2014 (“2013 Annual Report”), under the heading Item 1A. Risk Factors—Risks Related to Our Internal Market;

2.	CH2M HILL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (“2014 Second Quarter Form 10-Q”) under the heading Part II OTHER INFORMATION—Item 1A. Risk Factors; and

3.	CH2M HILL’s Current Report on Form 8-K filed with the SEC on August 15, 2014 (“August 15, 2014 Current Report”) under the heading Item 8.01. Other Events.

Before deciding to invest in CH2M HILL’s common stock, you should carefully consider the following factors, in addition to the other risk factors relating to our business and the internal market set forth in our 2013 Annual Report, the 2014 Second Quarter Form 10-Q and the August 15, 2014 Current Report, as well as the other financial and business disclosures contained in our current and periodic reports filed with the SEC.

Each of the foregoing reports, and our other disclosure filings with the SEC, are available on the SEC’s Internet website (http://www.sec.gov) through the EDGAR Company Filings search page (http://www.sec.gov/edgar/searchedgar/companysearch.html), or by calling CH2M HILL at (303) 771-0900.

 Back to TOC

Risks Related to Our Internal Market

There is no public market for our common stock. Unlike public companies whose stock is traded on a securities exchange, our stock is traded exclusively on the internal market we maintain to provide liquidity to stockholders.  The following are significant risks that arise from the restrictions on selling our common stock and the operation of the internal market and are not typical risks associated with publicly traded stock of other companies you may be familiar with. Accordingly, you should consider the following risks in connection with any investment in our common stock.  For a detailed discussion of the operation of our internal market and the transfer restrictions on our common stock, see Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report and Item 8.01. Other Events in our August 15, 2014 Current Report.    Members of our Board of Directors and our management have historically participated in the internal market by purchasing and selling shares of our common stock on various trade dates.  We expect that members of our Board of Directors and our management will continue to purchase shares on the internal market from time to time, although such purchases are solely in the discretion of each individual.

Absence of a public market may prevent stockholders from selling their stock at the time of their choosing and could cause stockholders to lose all or part of their investment.

CH2M HILL elected in 2000 to establish the internal market to provide liquidity to our stockholders, but we are under no obligation to continue to maintain the internal market in the future. While we intend the internal market to provide liquidity to stockholders, there can be no assurance that there will be enough orders to purchase shares to permit stockholders to sell their shares on the internal market. Our internal trading market generally experiences trade imbalances, with more sell orders than buy orders on each trade date. Under the internal market rules, CH2M HILL may participate in the internal market as a buyer of common stock if there are more sell orders than buy orders in the market, and we have generally elected to do so in the past, although we are under no obligation to do so and will not guarantee market liquidity.

CH2M HILL determines whether to participate in the internal market on a quarterly basis and does not set aside funds in advance to purchase shares of common stock in order to balance sell orders and buy orders on future trade dates. Prior to each quarterly trade date, we review the outstanding orders and any resulting imbalance between sell orders and buy orders and make a determination whether or not CH2M HILL should participate in the internal market by buying shares in order to balance the number of sell orders and buy orders. In making that determination, CH2M HILL’s management and Board of Directors consider relevant factors in light of prevailing circumstances, including our financial condition and results of operations, our available cash and capital resources, including the borrowing capacity available pursuant to the terms of our existing unsecured revolving line of credit and other sources of liquidity, expected current and future needs for cash to fund our operations, anticipated contingencies and other factors. Any of those considerations, or other considerations that may arise in the future, could cause CH2M HILL’s management or Board of Directors to decide not to purchase shares in order to balance the internal market on any trade date, in accordance with internal market rules. In addition, we may decide that CH2M HILL will not participate in the market either on a one-time basis, or on a going-forward basis. Furthermore, we have in the past and may again determine that CH2M HILL will participate in the internal market only on a limited basis (i.e. “partially clear” the market), in which case we would purchase some, but not all, of the shares subject to sell orders in excess of the number of buy orders on the applicable trade date. If CH2M HILL does not purchase any shares or only purchases enough shares to partially clear the market on any trade date, sell orders will be subject to proration in accordance with the internal market rules in effect at the time and stockholders may only be able to sell a portion of the shares they want to sell on that trade date.  CH2M HILL’s Board of Directors has absolute authority to modify the internal market rules related to CH2M HILL participation proration in any way and at any time.

On the September 26, 2014 internal market trade date, CH2M HILL’s Board of Directors and management allocated $10.7 million towards the repurchase by CH2M HILL of shares on the internal market on that date.  As a result, each order to sell more than 489 shares placed on such date was only partially filled, with 489 shares being sold and all remaining shares returned to the account of the selling stockholder.  In addition, in September 2014, CH2M HILL’s principal revolving credit facility was amended to include a limitation on the amount CH2M HILL may spend to repurchase its common stock in connection with its employee stock ownership program and to make legally required repurchases of common stock held in benefit plan accounts in the third and fourth quarters of 2014 and in 2015. Together with prudent management of CH2M HILL’s resources for operating cash needs, we expect

 Back to TOC

that the amounts CH2M HILL will be able to spend to clear sell orders on the remaining trade date in 2014 and the trades dates that are currently expected to occur in 2015 will continue to be severely restricted. CH2M HILL’s Board of Directors and management anticipate that the internal market will only partially clear, and some sell orders will be only partially filled, on such trade dates.

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

Our Board of Directors could, at their absolute discretion, determine to change the internal market rules in any way, at any time. For example, our Board of Directors could change the method for prorating or otherwise allocating buy orders and sell orders in an under-subscribed market, prioritize certain orders to comply with applicable laws or other considerations or limit the number or percentage of a stockholder’s shares of common stock that such stockholder could sell on any given trade date. A determination to change the rules under which the internal market operates, could cause significant delays in stockholders’ ability to sell their common stock or prevent them from selling their common stock altogether. Moreover, changes to the rules under which the internal market operates, could affect different stockholders in different ways; for example, by prioritizing certain transactions in stock held through employee benefit plans over transactions in stock held directly. If our common stock price declines from the time stockholders want to sell to the time they become able to sell, stockholders could suffer partial or total loss of their investment.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by our company not previously reported during the nine months ended September 30, 2014.

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
July (a)	1,038	$69.04	-	-
August	-	-	-	-
September (b)	332,226	60.20	-	-
Total	333,264	60.23	-	-

(a)	Shares purchased by CH2M HILL from terminated employees.
(b)	Shares purchased by CH2M HILL in the Internal Market.

 Back to TOC

Item 5.  Other Information

Internal Market

CH2M HILL’s common stock is only available to be owned by certain active and former employees, directors, eligible consultants and benefit plans and, under limited circumstances at our discretion, other third-parties. There is no market on which our stock may be purchased by the general public. In order to provide liquidity for our stockholders, CH2M HILL established an internal market (“Internal Market”) operated through an independent broker, currently Neidiger, Tucker and Bruner, Inc. (NTB).

All sellers on the Internal Market, other than CH2M HILL and the trustees of the 401(k) Plan, pay NTB a commission fee equal to three tenths of one percent (0.3%) of the proceeds from such sales. No commission is paid by buyers on the Internal Market.

Previously, employees who sell their common stock upon retirement from CH2M HILL were given the option to sell the common stock they own on the Internal Market and pay a commission on the sale or to sell to CH2M HILL without paying a commission. In the latter case, the employee could sell his or her common stock to CH2M HILL at the price in effect on the date of their termination in exchange for a four-year promissory note at a market interest rate determined biannually. No employee has utilized this four year promissory note option since the inception of the internal market in 2000.  Effective November 12, 2014, the four year promissory note option has been eliminated.  All employees who desire to sell their stock upon retirement must do so in accordance with CH2M HILL’s internal market rules.  In addition, our Articles of Incorporation and Bylaws, as well as the terms of the 401(k) Plan, permit us to allow retired and other former employees to continue to hold the common stock they own after leaving.  The Board of Directors has determined that former employees are permitted to continue to hold common stock after separation, although the Board of Directors has the discretion to change or modify this policy at any time.

 Back to TOC

Item 6.  Exhibits

Exhibit Index

10.1

Retirement Transition Agreement between CH2M HILL Companies, Ltd. and Lee A. McIntire dated June 27, 2014 (filed as Exhibit 10.1 to CH2M HILL’s Form 8-K on September 11, 2014 (Commission File No. 000-27261), and incorporated herein by reference)

*10.2

First Amendment to Credit Agreement, dated as of September 26, 2014, by and among CH2M HILL Companies, Ltd. and certain of its subsidiaries, Wells Fargo Bank, National Association, and other lenders as party thereto

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith

 Back to TOC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CH2M HILL Companies, Ltd.

Date: November 24, 2014	/s/ GARY L. MCARTHUR
Gary L. McArthur
Chief Financial Officer