Form 10-K
period 2014-12-31
CH2M HILL COMPANIES LTD
filed 2015-02-25
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10‑K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000‑27261

CH2M HILL Companies, Ltd.

(Exact name of registrant as specified in its charter)

Delaware	93‑0549963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
9191 South Jamaica Street, Englewood, CO	80112‑5946
(Address of principal executive offices)	(Zip Code)

(303) 771‑0900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

reporting company)
Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate value of common stock held by non‑affiliates computed by reference to the price as of June 30, 2014 was $1,805,359,195.

As of February 13, 2015, there were 27,263,934 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Form 10‑K are incorporated by reference from the CH2M HILL definitive proxy statement for its 2015 Annual Meeting of Stockholders to be held on May 11, 2015.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10‑K

This Form 10‑K contains various “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward‑ looking statements represent the Company’s expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Form 10‑K, and are subject to various risks and uncertainties. Such forward looking statements are and will be subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward looking statements. Words such as “believes,” “anticipates,” “expects,” “will,” “plans” and similar expressions are intended to identify forward looking statements. Additionally, forward looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except as required by applicable law. Factors that could cause actual results to differ materially from those referenced in the forward‑looking statements are listed in Item 1A, Risk Factors.

PART I

Item 1.  Business

Description of the Business

CH2M HILL Companies, Ltd. (“We”, “Our”, “CH2M HILL” or the “Company”) was founded in 1946 and is incorporated under the laws of the State of Delaware. We are an employee‑controlled professional engineering services firm providing engineering, construction, consulting, design, design‑build, procurement, engineering‑procurement‑construction (“EPC”), operations and maintenance, program management and technical services to United States (“U.S.”) federal, state, municipal and local government agencies, national governments, as well as private industry and utilities, around the world. A substantial portion of our professional fees are derived from projects that are funded directly or indirectly by government entities. Including craft and hourly employees as well as certain populated joint ventures, we have approximately 25,000 employees worldwide.

Since our founding in 1946, CH2M HILL has grown through organic growth as well as through acquisitions.  We monitor acquisition and investment opportunities that will expand our portfolio of services, add value to the projects undertaken for clients, or enhance our capital strength.  The following is a brief description of our most recent key acquisitions, in chronological order:

•

On July 29, 2011, we acquired Booz Allen Hamilton’s State and Local Government Transportation and Consulting (“BAH”) business. BAH provides management consulting, system engineering, vehicle engineering, asset management, train control and communication systems, systems safety and revenue system consulting to transit and rail agencies throughout North America.

•

On November 10, 2011, we purchased all the share capital of Halcrow Holdings Limited (“Halcrow”).  Halcrow is a United Kingdom (“U.K.”) headquartered engineering, planning, design and management services firm specializing in developing infrastructure and buildings.   Halcrow provides  services to clients in the United Kingdom, Middle East, Canada, the United States, China, India, Australia, South America, and Europe. Halcrow’s clients included public and private‑sector organizations around the world, including local, regional and national governments, asset owners, international funding agencies, regulators, financial institutions, contractors, developers and operators.

•

On April 4, 2014, we acquired certain assets and liabilities of TERA Environmental Consultants (“TERA”).  TERA is an employee-owned environmental consulting firm headquartered in Canada specializing in environmental assessment, planning, siting, permitting, licensing, and related services for the pipeline, electrical transmission, and oil and gas industries.

Restructuring

In September 2014, we commenced certain restructuring activities in order to achieve important business objectives, including reducing overhead costs, enhancing client service, improving efficiency, reducing risk, creating more opportunity for profitable growth, and providing more long-term value for Company stockholders.  These restructuring plans include such items as a voluntary retirement program, workforce reductions, facilities consolidations, reduction of corporate overhead costs and evaluation of certain lines of business. The following description of our business includes the results of these restructuring activities.

Our Clients,  Key Markets, and Geographic Areas

Clients

We provide our services to a broad range of domestic and international clients, including federal governments, state, local and provincial governments, private sector businesses and utilities. We perform services as the prime contractor, a subcontractor, or through joint ventures or partnership agreements with other service providers. The demand for our services generally comes from capital spending decisions made by our clients.

The following table summarizes our primary client types and revenue served by each of our markets during 2014.

	% of 2014
Markets	Revenue	Client Type
Energy	19.5%	•	Private Sectors and Utilities
		•	Major oil and gas companies

Environment and Nuclear	25.4%	•	U.S. Federal and Foreign Governments
		•	Private and Public Sectors

Facilities and Urban Environment	14.6%	•	Private Sector Manufacturing, Technology, and Sports
		•	U.S. Federal Government

Transportation	17.5%	•	U.S. Federal and Foreign Governments
		•	Local and Municipal Transport Agencies

Water	23.0%	•	State and Local Governments
		•	Water and wastewater municipalities

The following table provides a summary of representative clients:

Public Sector Clients				Private Sector Clients
•	U.S. Department of Energy	•	U.K. Department for Transport	•	Major oil and gas companies, refiners
	("DOE")	•	U.K. Nuclear Decommissioning		and pipeline operators
•	U.S. Department of Defense		Authority (“NDA”)	•	Power utilities
•	U.S. Department of the Interior	•	Republic of Korea Ministry of Defense	•	Chemicals, bioprocessing and refining
•	U.S. Air Force	•	U.S. and foreign cities		companies
•	U.S. Navy	•	U.S. and international airports and	•	Metals and mining
•	U.S. Army Corps of Engineers		seaports	•	Microelectronics manufacturers
•	U.S. Federal Emergency	•	U.S. and State Departments of	•	Pharmaceutical and biotechnology
	Management Agency (“FEMA”)		Transportation		companies
•	Department of Homeland	•	U.S. state and international transit	•	Automotive, aircraft, food and
	Security		authorities and agencies		beverage consumer product
•	U.S. Agency for International	•	Water and wastewater municipalities		manufacturers
	Development	•	Panama Canal Authority	•	Renewable energy companies
•	U.S. Environmental Protection	•	Qatar Public Works Authority,
	Agency		ASHGAL
•	National Aeronautics and Space	•	Qatar 2022 Supreme Committee
	Administration	•	Rio 2016 Olympic and Paralympic
•	National Science Foundation		Games
•	U.K. Environment Agency	•	U.K. Highways Agency
•	Local and Municipal Transport	•	Transport for London
Agencies

In 2014, we derived approximately 21% of our total revenue from contracts with the U.S. federal government and agencies regulated by the U.S. federal government.

Key Markets

The following is a description of each of our key markets and the services we provide.

Energy

The Energy market is comprised of our Oil, Gas, and Chemicals business and our Power business.  The portfolio of services includes: consulting, design, engineering, design‑build, EPC, operations and maintenance, construction management, construction, and program management.

In our Oil, Gas, and Chemicals business, we serve the upstream, pipelines and terminals, and refining sectors of the oil and gas industry. For the upstream sector, we perform engineering, modular fabrication, erection, construction, and operations and maintenance services for oil and gas fields. We deliver compression and dehydration facilities, drilling and well support services, enhanced oil recovery infrastructure, field development, fleet support, natural gas gathering and processing, conventional oil production, sulfur recovery, acid gas treating, and heavy oil and steam‑ assisted gravity drainage facilities. In our pipelines and terminals sector, we focus on infrastructure projects that gather, store, and transport oil, natural gas, refined products, carbon dioxide, and other related hydrocarbons, liquids, and gases. These projects include pipelines, compression, pump stations, metering, tank farms, terminals, and related facilities for midstream (wellhead to central processing) and downstream (cross‑country transportation) systems. In our refining sector, we provide conceptual and preliminary engineering, front‑end and detail design, procurement, construction, and operations and maintenance services. Our refining experience includes technology evaluation and feasibility studies; design and construction of refinery units, terminals, pipelines, pump stations, and cogeneration facilities; design, fabrication, and installation of modules and pipe racks; turnarounds and revamps; effluent treatment; refinery conversion to heavy crude oil processing; and process safety management. In our chemicals business, we serve all segments of the industry, including petrochemicals and derivatives, inorganics, specialties, and agricultural chemicals. We have substantial experience in polysilicon, chemicals from alternative feedstock, bioprocess, alkalis and chlorine, pigments and coating, monomers and polymers, resins and plastics, and synthetic performance fibers. This group also serves the biofuels market where we specialize in advanced fuel sources for biofuels development in the United States, Canada, and Latin America. We serve clients in North and South America, the Middle East, and Russia.

In our Power business, we have historically design and built power generation facilities that produce energy from natural gas, coal, solar, wind, biomass, and geothermal sources. Our portfolio has previously included combined‑cycle, simple‑cycle, coal/integrated gasification, clean air, alternative/waste fuels, transmission and cogeneration projects. We also have provided services to repower, upgrade, and modify existing plants to improve performance, reliability and achieve clean air standards. Our delivery of full‑service EPC services helped clients craft long‑term strategies while addressing the ongoing market challenges around unpredictable and changing electricity demand, transmission capacity constraints, changing environmental regulations and policies, aging infrastructure, outdated technologies, water constraints, and fuel diversification. We also have provided engineering studies, design, construction management, program management and consulting services.

During the first quarter of 2014, we shifted our focus away from pursuing and contracting fixed price EPC power projects, and later in 2014, in connection with our restructuring activities, we elected to exit the Power business.  However, we intend to complete our remaining few contracted EPC projects which we expect will continue into 2017.  Results of our power business are included in the results of operations for all periods presented.

Environment and Nuclear

The Environment and Nuclear market is comprised of the Environmental business, the Government, Facilities, and Infrastructure business, and the Nuclear business.  The portfolio of services includes: consulting, design, engineering, design‑build, EPC, operations and maintenance, construction management and program management.

Our Environmental business is dedicated to sustainability by protecting human health, preserving the environment, and restoring impacted natural resources. We achieve this mission by offering services through various global practices including: sustainability consulting, threat reduction management, environmental compliance, planning and permitting, integrated waste solutions, munitions response, natural resources planning and management, sediment management and remediation, and site remediation and revitalization. A key differentiator for our services remains our innovation and complex problem solving capacities found in these practices. Clients include a broad spectrum of U.S. and state government agencies and departments; multinational commercial clients; and international clients in the public, private and government sectors. Another key differentiator for us, with both our government and multinational clients, is local project delivery with a global footprint—our ability to effectively and consistently deploy our systems and processes (especially safety, environmental compliance, and project management) throughout the world with minimal deviation, while addressing the unique local stakeholder and regulatory needs of each project.

Our Government Facilities and Infrastructure (“GFI”) business has historically planned, designed, constructed, operated and maintained various categories of facilities and infrastructure at all types of government and military installations.  We have offered contingency and logistics, planning and consulting engineering and design, design‑build, operations and maintenance, and program management services to government clients. We also provide a multitude of services to other government agencies such as the U.S. Federal Emergency Management Agency, National Science Foundation, U.S. Agency for International Development, DOE, and the National Aeronautics and Space Administration.  In 2015, the GFI business was consolidated into our Environment business.

Our Nuclear business serves three primary markets: nuclear remediation and decommissioning (liabilities management), nuclear power and national defense. We specialize in the management of complex nuclear programs and projects around the globe. Our experience includes managing and operating nuclear facilities and providing innovative cleanup and environmental remediation for commercial and government facilities and sites worldwide. We provide program management and program advisory services to national defense and commercial nuclear clients, as well as planning, permitting, and licensing of new nuclear energy generating stations. The DOE and NDA are our primary liabilities management clients, however, we have also decommissioned reactors for utilities and research reactors for universities and are beginning to expand our offering into the commercial nuclear power sector in countries outside the U.S., including the United Arab Emirates, that are interested in starting a nuclear power program. National defense clients include the U.S. National Nuclear Security Agency and U.K. Ministry of Defence’s Atomic Weapons Establishment and Submarine Operating Centre.

Facilities and Urban Environments

The Facilities and Urban Environments market is comprised of the Industrial and Advanced Technology business, the Buildings business and the Urban Environments business.  The portfolio of services includes: consulting, planning, design, engineering, design-build, program management and operations management.

In our Industrial and Advanced Technology (“I&AT”) business, we provide program management, consulting, planning, design, and construction management services to clients in the following manufacturing industries: semiconductor, wafer,  nanotechnology, photo voltaic, data center, flat panel display, automotive, aerospace and aviation, food and beverage, building materials, metals and consumer products. Our clients typically require integrated design and construction services for complex manufacturing systems, including clean rooms, ultrapure water and wastewater systems, chemical and gas systems and production tools. We also provide specialized consulting services to optimize the operating efficiency and return on investment for complex manufacturing facilities. We plan to expand our geographic footprint in this business in Asia, North America, and the Middle East. We are leveraging our strategic business planning capabilities to help clients structure and plan their high‑volume manufacturing projects, and to provide follow‑on design and construction services.

Our Urban Environments business delivers large, complex urban projects and programs around the world with focus on the following services:  Master Planning and Consulting; Economic Development Planning; Project Development; Land Development; Program Management; and Community Operations.

Our Buildings business provides global consulting, planning and design, sustainability and façade services for complex vertical structures.

Transportation

Our Transportation market provides horizontal and vertical infrastructure development services for the Aviation, Highway and Bridge, Ports and Maritime, and Transit and Rail market sectors. Working with public and private clients around the world, our services support urbanization and population growth; the safe and efficient movement of people and goods; serviceability of aging infrastructure; resource extraction; infrastructure resilience to climatic changes/dramatic weather events; and signature infrastructure to stimulate regional economic growth. We offer a broad portfolio of services, including procurement and technical advisory, transportation planning, environmental studies and documentation, design engineering, design for design-build, project/program management, construction management, and operations and asset management services. In the Aviation sector, we deliver airside and landside services to commercial, general aviation and military airports.  For our municipal, state and national government Highway and Bridge clients, we specialize in motorways, freeways and complex interchanges; toll roads/HOT/HOV lanes; highway structures and footbridges; signature bridges and major crossings; highway tunnels; and bike and pedestrian facilities. In Ports and Maritime, we serve port operators, port authorities, government, and private sector clients developing containerized and cargo terminals; general cargo and break-bulk terminals; petrochemical, energy and mining marine facilities; government and military facilities; intermodal facilities; ferry terminals; urban waterfronts; and cruise line terminals. Our Transit and Rail services for municipal agencies, national governments and freight operators encompasses high-speed rail; metros and urban transit; commuter rail; light rail, trolleys and streetcars; bus rapid transit; freight rail; and intermodal facilities. Transportation’s employees are located in offices around the world delivering projects throughout Asia, Australia, Europe, India, Latin America, the Middle East, and North America.

Water

Our Water market is dedicated to solving our clients’ most complex water challenges with exceptional service and integrated, sustainable solutions as we serve the wastewater, drinking water, industrial water, conveyance and storage, water resources and ecosystem management, and intelligent water solutions markets. We support the water-related needs of clients in the utility, industrial, government, energy, and agricultural sectors. Our broad portfolio of water solutions help clients address the complex challenges created by extreme climate events, population growth, aging infrastructure, water supply uncertainty, regulatory changes, and increasing demand.  The integration of our industrial water and operations and management capabilities uniquely positions us to serve our clients across all markets and delivery platforms in the geographies on which we focus. Known for our full-service (consulting, program management, design-build, operations), innovative project approach and delivery, we work with clients to identify solutions for water and energy conservation, and to reevaluate processes to achieve cost savings and reduce environmental impacts. We plan to focus our capability on market drivers such as drought and water scarcity, aging infrastructure, global climate change, energy water needs and regulatory requirements.

Geographic Areas

We provide services to clients located in numerous countries across the globe.  Internally, we divide our operations into six geographic regions: Asia Pacific; Canada; Europe; Latin and South America; Middle East, North Africa and India (“MENAI”); and the United States.    Although the majority of our consolidated revenue is generated from our domestic operations, we provide services in numerous countries, including the United Kingdom which accounted for 10% of the total consolidated revenue in 2014. Total U.S. and international revenue for the years ended December 31 were as follows:

($ in thousands)	2014	2013	2012
U.S.	$3,806,935	$3,915,091	$4,237,918
International	1,606,534	1,962,728	1,922,635
Total	$5,413,469	$5,877,819	$6,160,553

The fixed assets to support our business operations and our clients are located both domestically and internationally.  Total U.S. and international net property, plant and equipment for the years ended December 31 were as follows:

($ in thousands)	2014	2013	2012
U.S.	$215,689	$183,884	$131,684
International	42,471	42,541	80,323
Total	$258,160	$226,425	$212,007

Competition

The market for design, consulting, engineering, construction, design‑build, EPC, operations and maintenance, and program management services is highly competitive and consolidating. We compete primarily with large multinational firms but also compete with smaller firms on contracts within the private industry, national, and state and local government sectors. In addition, some of our clients, including government agencies, occasionally utilize their own internal resources to perform design, engineering and construction services where we might have been the service provider.

Numerous mergers and acquisitions in the engineering services industry have resulted in a group of large firms that offer a full complement of single‑source services including studies, designs, construction, design‑build, EPC, operation and maintenance and in some instances, facility ownership. Included in the current trend is movement towards larger program and contract awards and longer‑term contract periods for a full suite of services, (e.g., 5 to 20 year full‑service contracts). While these larger, longer, more comprehensive contracts require us to have substantially greater financial and human capital than in the past, we believe we can compete effectively for these full service programs.

To our knowledge, no single company or group of companies currently dominates any significant portion of the engineering services markets.  As such, the industry is highly fragmented. Competition in the engineering services industry is based on quality of performance, reputation, expertise, price, technology, customer relationships, range of service offerings and domestic and international office networks. For additional information regarding competition, see Item 1A. Risk Factors.

Backlog

Backlog represents the total dollar amount of revenue we expect to earn as a result of performing work under contracts that have been awarded. Our backlog also reflects the future activities related to consolidated joint ventures. Many of our contracts require us to provide services that span over a number of fiscal years. U.S. government agencies operate under annual fiscal appropriations by the U.S. Congress and fund various federal contracts only on an incremental basis. The same is true of many state, local and foreign contracts. Our policy is to include in backlog the full contract award, whether funded or unfunded.    Unexercised options under any contract are not included in our backlog.  In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination, or suspension at the discretion of the client. See Item 1A. Risk Factors for further discussion.

The following table provides backlog revenue by market segment for the years ended December 31:

($ in millions)	2014	2013
Energy	$1,291	$1,876
Environment and Nuclear	3,138	3,627
Facilities and Urban Environments	732	911
Transportation	977	1,130
Water	2,064	1,433
	$8,202	$8,977

The majority of our backlog will be performed in 2015 and 2016.

Available Information

For information regarding our company, including free copies of filings with the Securities and Exchange Commission (“SEC”), please visit our web site at www.ch2mstockholder.com. The SEC filings, which include our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, and Current Reports on Form 8‑K are made available as soon as practicable after they are filed with the SEC.

Item 1A.  Risk Factors

You should carefully consider the following factors and other information contained in this Annual Report on Form 10‑K before deciding to invest in our common stock.

Risks Related to Our Business

Project losses and other adverse operating results can constrain our cash flow and liquidity, which could reduce our ability to win new business or materially and adversely affect our business and results of operations, and our strategic initiatives may not be successful.

We have experienced project losses and other adverse operating results in recent periods, which have constrained our cash flow and liquidity. In response, our management has undertaken an initiative designed to help reduce costs and achieve important business objectives, including enhancing client service, improving efficiency, reducing risk, creating more opportunity for profitable growth and maximizing value for stockholders. We began to implement these activities in 2014, including the rationalization of certain lines of business, voluntary and involuntary employee terminations, reduction of corporate overhead cost, and the closure of certain facilities.  We also shifted our focus away from risker fixed price construction contracts in 2014. During the year ended December 31, 2014, we incurred $70.4 million of costs related to these restructuring activities. We expect restructuring activities to continue into 2015 and anticipate we will incur aggregate costs up to $120 million and resulting in annualized cost savings of greater than $120 million, although such cost savings may not materialize when expected or at all. In addition to the restructuring initiatives described above, we are considering the possibility of raising capital through  a third party, preferred stock investment in CH2M HILL's capital stock.  There can be no assurance, however, that such initiatives or capital raising efforts will be successful. If they are unsuccessful, or if we sustain additional project losses or other adverse operating results in the future, or if cash flow and liquidity continue to be constrained, we may have a reduced ability to win new business, which could materially and adversely affect our business, results of operations, cash flows and financial position.

If we are unable to continue to access credit on acceptable terms, our business may be adversely affected.

Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are working capital, capital expenditures, acquisitions and stock repurchases in our internal market. Cash flows from operations primarily result from earnings on our operations and changes in our working capital. Earnings from our operations and our working capital requirements can vary significantly from period to period based primarily on the mix of our projects underway and the percentage of project work completed during the period. As a result of our current year operational challenges, we experienced a decline in our operating cash flow for the year ended December 31, 2014 compared to the year ended December 31, 2013. While we manage cash requirements for working capital needs, unpredictability in cash collections and payments has required us in the past and may require us to borrow on our line of credit from time to time to meet the needs of our operations.

Our borrowing capacity under the Amended Credit Agreement is limited by a maximum consolidated leverage ratio, which is based on a multiple of our adjusted earnings before interest, taxes, depreciation and amortization, and other outstanding obligations of the Company. Therefore, our remaining borrowing capacity is not simply a function of the amount of the Credit Facility less outstanding borrowings on the line of credit, outstanding letters of credit and bank guarantees. As of December 31, 2014, the remaining unused borrowing capacity under the Amended Credit Agreement was approximately $200.0 million. As a result of the operational challenges, charges associated with our ongoing restructuring and project losses experienced in 2014, some of which will continue to affect our business and results of operations in 2015, we anticipate that the amount of unused borrowing capacity under the Amended Credit Agreement may decline further in 2015.  While we believe our borrowing capacity is sufficient to fund our near-term operations, due to uncertainty about future operations, demands from our internal market and other capital requirements, we might need to alter certain practices associated with discretionary cash outlays.  We are exploring raising capital to bolster our working capital position.  There can be no assurance, however, if or when we might raise capital to increase liquidity.

Our credit agreement contains covenants that may restrict our operations and requires that we comply with certain financial ratios.

The Amended Credit Agreement contains customary affirmative and negative covenants, some of which limit or restrict our operations including our ability to incur additional indebtedness and other obligations, grant liens to secure obligations, make investments, merge or consolidate and dispose of assets, subject to certain customary exceptions. These restrictions could limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans, and could adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or limit our ability to take advantage of business opportunities.

In addition, our Amended Credit Agreement requires that we comply with a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio. Our ability to comply with these ratios may be affected by events beyond our control. If we fail to satisfy these requirements or if we are in default of the Amended Credit Agreement, our indebtedness under the Amended Credit Agreement could be accelerated and we may lose access to borrowings under the Amended Credit Agreement.  This would have a material impact on our business, our results of operations, cash flow and financial condition.

We may be unable to amend our credit facility or maintain or expand our credit capacity, which would adversely affect our operations and business.

We use credit facilities to support our working capital and acquisition needs. If we exhaust our borrowing capacity under the Amended Credit Agreement, and cash flows from operations do not increase sufficiently, our ability to fund the working capital and other needs of our existing operations could be constrained and our business and results of operations could be materially adversely affected.  In addition, there is no guarantee that we can continue to renew our credit facility on terms as favorable as those in our existing credit facility, which reaches maturity in 2019, and, if we are unable to do so, our costs of borrowing and our business may be adversely affected.  Furthermore, if we experience operational difficulties or our operating results do not improve, we may need to increase our available borrowing capacity or seek amendments to the terms of our existing Credit Agreement.  There can be no assurance that we will be able to secure any additional capacity or amendment to our Credit Agreement or to do so on terms that are acceptable to us, in which case, our costs of borrowing could rise and our business and results of operations could be materially adversely affected.

Our new awards and liquidity may be adversely affected by bonding and letter of credit capacity.

A portion of our new awards requires the support of bid and performance surety bonds or letters of credit, as well as advance payment and retention bonds. Our primary use of surety bonds is to support water and wastewater treatment in the U.S., while letters of credit are generally used to support other projects. A restriction, reduction, or termination of our surety bond agreements could limit our ability to bid on new project opportunities, thereby limiting our new awards, or increasing our letter of credit utilization in lieu of bonds, thereby reducing availability under our credit facilities. A restriction, reduction or termination of our letter of credit facilities could also limit our ability to bid on new project opportunities or could significantly change the timing of project cash flow, resulting in increased borrowing needs.  We currently have a negative tangible net worth, which could limit our bonding capacity or require us to use more of our letter of credit facility, and this could negatively impact our ability to win new business and achieve our business plans.

An impairment of some or all of our goodwill and intangible assets could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2014, we had $534.0 million of goodwill and $91.4 million of net intangible assets.  We conduct a test for impairment of goodwill as of October 1st of each year or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the future fair value of any of our reporting units is less than their carrying value, we are required to record an impairment charge. The amount of any impairment charge could be significant and could have a material adverse effect on our financial condition and results of operations.  As a result of our impairment test performed during the year ended December 31, 2014, we have recorded an impairment charge to goodwill of $64.2 million.    Additionally, during 2014, we identified an impairment in our tradename intangibles of $9.1 million related to our Power reporting unit within the Energy market.  Refer to Note 7 – Goodwill and Intangible Assets for additional discussion regarding the goodwill impairment testing.

Our restructuring activities may not be sufficient and could affect our project resourcing capability.

In 2014, we initiated restructuring activities to reduce operating expenses.  These restructuring activities consisted primarily of a voluntary retirement program, an involuntary reduction in force,  closure of certain facilities and reducing overhead costs.  There can be no assurance that we will meet our cost reduction goals, although we currently believe that we will, or that our goals were aggressive enough in the context of the Company’s needs to reduce expenses.  Moreover, we lost managers and engineers through the reduction in force and voluntary retirement program, and that could have a negative impact on our ability to deliver projects and, consequently, on our results of operations.

Unpredictable economic cycles, uncertain demand for our engineering and related services, and failure by our major customers to pay our fees, could cause our revenue to fluctuate or be uncollectible.

Demand for our engineering and other services is affected by the general level of economic activity in the markets in which we operate, both inside and outside of the U.S. Our customers and the markets in which we compete to provide services are likely to experience periods of economic decline from time‑to‑time. For example, the most recent global economic downturn and governmental tax revenue declines resulted in a slowdown in demand for our services from local government clients.  Similarly, the decline in oil and other commodity prices in late 2014 could negatively affect demand for our services and associated pricing.

Adverse economic conditions may decrease our customers’ willingness to make capital expenditures or otherwise reduce their spending to purchase our services, which could result in diminished revenue and margins for our business. The demand for services depends on the demand and capital spending of our customers in their target markets, some of which are cyclical in nature. Adverse economic conditions could alter the overall mix of services that our customers seek to purchase, and increased competition during a period of economic decline could force us to accept contract terms that are less favorable to us than we might be able to negotiate under other circumstances. Changes in our mix of services or a less favorable contracting environment may cause our revenue and margins to decline. Moreover, our customers impacted by the economic downturn could delay or fail to pay our fees. If a customer failed to pay a significant outstanding fee, our financial results could be adversely affected. Adverse credit market conditions could negatively impact our customers’ ability to fund their projects and therefore utilize our services; they can also impact subcontractors’ and suppliers’ ability to deliver work. These credit disruptions could negatively impact our backlog and profits, and could increase our costs or adversely impact project schedules.

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

Changes and fluctuations in the U.S. government’s spending priorities could adversely affect our revenue expectations.

Because a substantial part of our overall business is generated either directly or indirectly as a result of U.S. federal, state and local government regulatory and infrastructure priorities, shifts in these priorities due to changes in policy imperatives or economic conditions are often unpredictable and may affect our revenue.

Our contracts with the U.S. federal government are subject to the uncertainties of U.S. Congressional funding. Since government contracts represent a significant percentage of our revenue (in fiscal 2014, our contracts with the U.S. federal government and the agencies regulated by the U.S. federal government represented approximately 21% of our total revenue), government budget deficits or a significant reduction in government funding could lead to continued delays in contract awards and termination or suspension of our existing contracts, which could have an adverse impact on our business, financial condition and results of operations. In addition, any government shutdown or other curtailment of funding, such as the U.S. federal government shutdown in October of 2013, could have an impact on our government projects including our ability to earn revenue on the projects already awarded, and could have an adverse impact on us.

Effective March 1, 2013, the Budget Control Act of 2011 imposed a process known as sequestration to implement $1.2 trillion in automatic spending cuts effective through fiscal year 2021, subsequently extended to 2023. Under sequestration the agencies of the U.S. federal government may be required to modify or terminate contracts and substantially reduce awards of new work to companies like us, which will likely impact our ability to earn revenue on projects already awarded, win new work from U.S. federal government customers and may have an adverse impact on us.  As a result of sequestration in 2013, we experienced a postponement in projects, at least one termination for convenience after contract award, and cancellations of planned projects prior to award. On January 15, 2014, the U.S. Congress passed a budget bill for the U.S. federal government fiscal year ending September 30, 2014. As part of this bill some of the automatic spending cuts described above were reduced and/or eliminated, which could lessen the effects of sequestration on many of our businesses. Because some of the spending cuts under the Act are continuing and others could be reinstated in future years, the U.S. federal government spending limitations and reductions from sequestration may continue to affect our operations for the foreseeable future.

Political instability in key regions around the world coupled with the U.S. federal government’s commitment to the war on terror put at risk U.S. federal discretionary spending, such as spending on infrastructure projects that are of particular importance to our business. At the state and local levels, the need to compensate for reductions in federal matching funds, as well as financing of federal unfunded mandates, creates pressures to cut back on infrastructure project expenditures. While we have won and are continuing to seek federal contracts related to changing U.S. federal government priorities, such as unforeseen disaster response, rebuilding efforts in countries impacted by the war on terror, and other projects that reflect current U.S. government focus, there can be no assurances that changing U.S. government priorities and spending would not adversely affect our business.

Government contracts present risks of termination for convenience, adjustment of payments received, restrictions on ability to compete for government work and funding constraints.

In 2014, we derived approximately 21% of our total revenue from contracts with the U.S. federal government and agencies regulated by the U.S. federal government. The following risks are inherent in U.S. federal government contracts:

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

•

Our ability to earn revenue from our existing and future U.S. federal government projects will depend upon the availability of funding from U.S. federal government agencies. We cannot control whether those clients will fund or continue funding our existing projects.

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

•

Many U.S. federal government programs in which we work require security clearances. Security clearances can be difficult and time‑consuming to obtain. If we or our employees are unable to obtain or retain necessary security clearances, we may not be able to win new business or may not be able to renew existing contracts. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract, which could adversely affect our business and results of operations.

Our ability to secure new government contracts and our revenue from existing government contracts could be adversely affected by any one or a combination of the factors listed above.

Many of our projects are funded by U.S. federal, state and local governments, and if we violate applicable laws governing this work, we would be subject to the risk of suspension or debarment from government contracting activities, which could have a material adverse effect on our business and results of operations.

If we fail to comply with the terms of one or more of our government contracts or statutes and regulations that govern this type of work, or if we or our employees are indicted or convicted on criminal charges (including misdemeanors) relating to any of our government contracts, in addition to any civil or criminal penalties and costs we may incur, we could be suspended or debarred from government contracting activities for a period of time. Some U.S. federal and state statutes and regulations provide for automatic debarment in certain circumstances. The suspension or debarment in any particular case may be limited to the facility, contract or subsidiary involved in the violation or could be applied to our entire enterprise in certain severe circumstances. Even a narrow scope suspension or debarment could result in negative publicity that could adversely affect our ability to renew contracts and to secure new contracts, both with governments and private customers, which could materially and adversely affect our business and results of operations.

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

Our backlog at December 31, 2014 was approximately $8.2 billion. We cannot assure that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over multiple periods. In addition, our ability to earn revenue from our backlog depends on the availability of funding for various government and private clients. Most of our industrial clients have termination for convenience provisions in their contracts. Therefore, project terminations, suspensions or reductions in scope may occur from time‑to‑time with respect to contracts reflected in our backlog. Some backlog reductions would adversely affect the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenue and profit that we actually earn.

Our inability to attract and retain professional personnel could adversely affect our business.

Our ability to attract, retain and expand our staff of qualified engineers and technical professionals will be an important factor in determining our future success and growth. The market for these professionals is competitive inside and outside the U.S. As some of our key personnel approach retirement age, we are developing and implementing proactive succession plans. If we cannot attract and effectively implement our succession plans, we could have a material adverse impact on our business, financial condition, and results of operations. Since we derive a significant part of our revenue from services performed by our professional staff, our failure to retain and attract professional staff could adversely affect our business by impacting our ability to complete our projects and secure new contracts.

We face potential liability for faulty engineering services and we are subject to potential liability in other litigation, regulatory and legal proceedings.

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

We are also a party to other lawsuits and other legal and regulatory proceedings that arise in the normal course of business, including employment‑related claims and contractual disputes. While we do not believe that any pending lawsuits or proceedings will have a material adverse effect on our results of operations or financial condition, there can be no assurance that this will not be the case.

Fluctuations in commodity prices may affect our customers’ investment decisions and therefore subject us to risks of cancellation or delays in existing work, or changes in the timing and funding of new awards.

Commodity prices can affect our customers and may have a significant impact on the costs and profitability of our projects. For projects that we perform on a guaranteed fixed price or “not to exceed” cost basis, unforeseen rising commodity prices can reduce our profit or cause us to incur a loss. Rising commodity prices can negatively impact the potential returns on investments for our customers and may lead to customers deferring new investments or canceling or delaying existing projects. Some of our customers are engaged in the production or processing of commodity products, particularly in the energy sector, and fluctuations in commodity prices can impact their business and their willingness to make new capital investments, which in turn may reduce demand for our services. Cancellations, delays and weakness in demand for our services in markets that are affected by commodity price fluctuations may affect our operating results in significant and unpredictable ways and could have a material adverse impact on our business, financial condition, and results of operations.

Changes in the level of activity in the hydrocarbon industry may adversely affect our financial condition and results of operations.

Demand for our oilfield services and other services we provide to the hydrocarbon industry fluctuates, and depend in part on decisions by our customers about their current and future activities and expenditures which, in turn, depend largely upon prevailing industry and market conditions that are influenced by numerous factors over which we have no control, including:

•	current and projected prices of oil and natural gas and hydrocarbon products;
•	oil and natural gas supply and demand in different geographic areas around the world;
•	the cost of exploring for, developing, producing and delivering oil and natural gas;
•	availability of qualified personnel and lead times associated with acquiring equipment and products;
•	federal, state and local regulation of oilfield activities;
•	environmental concerns regarding oil and natural gas exploration and production activities and methods; and
•	seasonal limitations on access to work locations.

Anticipated future prices for natural gas and crude oil are a primary factor affecting activity and expenditure levels of our customers in the hydrocarbon industry. Lower prices or volatility in prices for oil and natural gas, as has recently occurred, typically decrease spending and drilling activity, which can cause rapid and material declines in demand for our oilfield services and in the prices we are able to charge for our services. Worldwide political, economic, military and terrorist events, as well as natural disasters and other factors beyond our control contribute to oil and natural gas price levels and volatility and are likely to continue to do so in the future.

We could sustain losses on contracts that contain a fixed price or guaranteed maximum price provision if our costs exceed the maximum prices.

In 2014, we derived approximately 33% of our revenue from fixed price and guaranteed maximum price contracts. Under fixed price contracts, we agree to deliver projects for a definite, predetermined price and under guaranteed maximum price contracts, we agree to deliver projects for a price that is capped regardless of our actual costs incurred over the life of the project. Under cost reimbursable contracts with maximum pricing provisions, we are typically compensated for the labor hours expended at agreed‑upon hourly rates plus cost of materials plus any subcontractor costs used; however, there is a stated maximum compensation for the services to be provided under the contract. Many fixed price or guaranteed maximum price contracts involve large industrial facilities and public infrastructure projects and present the risk that our costs to complete a project may exceed the guaranteed maximum or fixed price agreed upon with the client. The fees negotiated for such projects may not cover our actual costs and desired profit margins. In addition, many of our customers on fixed or maximum price contracts do not accept escalation clauses regarding labor or material cost increases, including commodity price increases. If our actual costs for a maximum price project or fixed price project are higher than we expect, our profit margins on the project will be reduced or we could suffer a loss.  See our discussion of losses incurred on material contracts included within Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Percentage‑of‑completion accounting requires the use of estimates in order to calculate profits and losses for our engineering and construction contracts.  Actual results could differ from those estimates.

The revenue for our engineering and construction contracts is accounted for on the percentage‑of‑completion method of accounting. This method of accounting requires us to calculate revenue and profit to be recognized in each reporting period based on our predictions of future outcomes, including our estimates of the total cost to complete the project, project schedule and completion date, the percentage of the project that is completed and the amounts of any probable unapproved change orders. Our failure to accurately estimate these often subjective factors could result in reduced profits or losses.

Environmental regulations and related compliance investigations may adversely impact our project performance, expose us to liability and could adversely affect our revenue.

A substantial portion of our business is generated either directly or indirectly as a result of laws and regulations related to environmental matters. In particular, our business involves significant risks including the assessment, analysis, remediation, handling, management and disposal of hazardous substances. As a result, we are subject to a variety of environmental laws and regulations governing, among other things, discharges of pollutants and hazardous substances into the air and water and the handling and disposal of hazardous waste including nuclear materials and related record keeping requirements. These laws and regulations and related investigations into our compliance, as it pertains to facility operations and remediation of hazardous substances, can cause project delays and, substantial management time commitment and may significantly add to our costs. Violations of these environmental laws and regulations could subject us to civil and criminal penalties and other liabilities, which can be very large. Although we have not been subject to any material civil or criminal penalties for violations of these laws to date, we have incurred costs and diverted resources to respond to reviews that have negatively impacted the profitability of some of our projects. While the costs of these reviews have not been material to our consolidated results of operations in the past, additional or expanded reviews or proceedings on environmental compliance, or any substantial fines or penalties, could affect our profitability and our stock price in the future, or could adversely affect our ability to compete for new business. Changes in environmental regulations could affect our business more significantly than other firms. Accordingly, a reduction in the number or scope of these laws and regulations, or changes in government policies regarding the funding, implementation or enforcement of such laws and regulations, could significantly reduce one of our most important markets and limit our opportunities for growth or reduce our revenue. In addition, any effort by government agencies to reduce the role of private contractors in regulatory programs, including environmental compliance projects, could have material adverse effects on our business.

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

When suitable acquisition candidates are identified, we anticipate significant competition when trying to acquire these companies, and there can be no assurance that we will be able to acquire such acquisition targets at reasonable prices or on favorable terms. If we cannot identify or successfully acquire suitable acquisition candidates, we may not be able to successfully expand our operations. Further, there can be no assurance that we will be able to generate sufficient cash flow from an acquisition to service any indebtedness incurred to finance such acquisitions or realize any other anticipated benefits. In addition, there can be no assurance that the due diligence undertaken in connection with an acquisition will uncover all liabilities relating to the acquired business. Nor can there be any assurance that our profitability will be improved as a result of these acquisitions.  Any acquisition may involve operating risks, such as:

•	the difficulty of assimilating the acquired operations and personnel and integrating them into our current business;
•	the potential impairment of employee morale;
•	the potential disruption of our ongoing business;
•	preserving important strategic and customer relationships;
•	the diversion of management’s attention and other resources;
•	the risks of entering markets in which we have little or no experience;
•	the possibility that acquisition related liabilities that we incur or assume may prove to be more burdensome than anticipated;

•

the risks associated with possible violations of the Foreign Corrupt Practices Act, the United Kingdom Bribery Act of 2010, and other anti‑corruption laws as a result of any acquisition or otherwise applicable to our business; and

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

We are dependent on the cash flows generated by our subsidiaries and, consequently, on their ability to collect on their respective accounts receivables. Substantially all of our cash flows necessary to meet our operating expenditures are generated by our subsidiaries. The financial condition and operational requirements of our foreign subsidiaries may limit our ability to obtain cash from them. In addition, we conduct some operations through joint ventures. We do not manage all of these entities. Even in those joint ventures that we manage, we are often required to consider the interests of our joint venture partners in connection with decisions concerning the operations of the joint ventures. As of December 31, 2014, $45.4 million of our cash included in our consolidated balance sheet was held in bank accounts of our consolidated joint ventures. Arrangements involving our foreign subsidiaries and joint ventures may restrict us from gaining access to the cash flows or assets of these entities. In addition, our foreign subsidiaries sometimes face governmentally imposed restrictions on their abilities to transfer funds to us.

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

As a result of our acquisition of Halcrow, the Company acquired defined benefit pension plans (also known as “defined benefit pension schemes”) that have significant deficits. The ongoing funding obligations for the defined benefit pension plans vary from time to time depending on actuarial assumptions outside of the Company’s control, such as discount rates, inflation rates, plan investment returns, and life expectancy of the plan members. In order to maintain an adequate funding position over time, the Company continuously reviews these assumptions and mitigates these risks by working with the pension plan trustees and with actuarial and investment advisors. The Company maintains an ongoing dialog with its pension plan trustees to negotiate a reasonable schedule for cash contributions as required by local regulations. If, however, we are unable to agree such schedule in the future, or if certain assumptions that are outside our control, such as discount rates, inflation rates, plan investment returns or life expectancy change over time, the Company may need to make cash payments to such plans in order to meet such funding obligations, we could have material adverse effects on our financial position and/or cash flows.

We face special risks associated with our international business.

In both 2014 and 2013, we derived approximately 30% of our revenue from operations outside of the U.S. Conducting business abroad is subject to a variety of risks including:

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

The Price‑Anderson Nuclear Industries Indemnity Act, commonly called the Price‑Anderson Act, (“PAA”) is a United States federal law, which, among other things, regulates radioactive materials and the nuclear energy industry, including liability and compensation in the event of nuclear related incidents. The PAA provides certain protections and indemnification to nuclear energy plant operators and DOE contractors. The PAA protections and indemnification apply to us as part of our services to the U.S. nuclear energy industry and the DOE for new facilities, maintenance, modification, decontamination and decommissioning of nuclear energy, weapons, and research facilities. We offer similar services in other jurisdictions outside the U.S., provided we believe similar protections and indemnities are available, either through laws or commercial insurance. These protections and indemnifications, however, may not cover all of our liability that could arise in the performance of these services. To the extent the PAA or other protections and indemnifications do not apply to our services, our business could be adversely affected because of the cost of losses associated with liability not covered by the available protections and indemnifications, or by virtue of our loss of business because of these added costs.

Foreign exchange risks may affect our ability to realize a profit from certain projects.

We attempt to minimize our exposure from currency risks by denominating our contracts in the currencies of our expenditures, obtaining escalation provisions for projects in inflationary economies, or entering into derivative (hedging) instruments. However, these actions may not always eliminate our currency risk exposure. Based on fluctuations in currency, the U.S. dollar value of our backlog may from time to time increase or decrease significantly. We do not enter into derivative instruments or hedging activities for speculative purposes. Our operational cash flows and cash balances may consist of different currencies at various points in time in order to execute our project contracts globally. In addition, our non‑U.S. asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars. Financial hedging may be used to minimize currency volatility for financial reporting purposes.

Special risks associated with doing business in highly corrupt environments and employee, agent or partner misconduct or failure to comply with anti‑bribery and other governmental laws could, among other things, harm our reputation.

The global nature of our business creates various domestic and local regulatory challenges. Our operations include projects in developing countries and countries torn by war and conflict. Many of these countries are rated poorly by Transparency International, the independent watchdog organization for government and institutional corruption around the world. Our operations outside of the U.S. are subject to the Foreign Corrupt Practices Act (“FCPA”), the United Kingdom Bribery Act of 2010, and similar anti‑bribery laws in other jurisdictions which generally prohibit companies and their intermediaries from paying or offering anything of value to foreign government officials for the purpose of obtaining or retaining business, or otherwise receiving discretionary favorable treatment of any kind. In addition, we may be held liable for actions taken by our local partners, subcontractors and agents even though such parties are not always subject to our control. Any determination that we have violated the FCPA, the United Kingdom Bribery Act of 2010, or any similar anti‑bribery laws in other jurisdictions (whether directly or through acts of others, intentionally or through inadvertence) could result in sanctions that could have a material adverse effect on our business and our reputation and on our ability to secure U.S. federal government and other contracts. While our staff is trained on FCPA, the United Kingdom Bribery Act, and other anti‑corruption laws and we have procedures and controls in place to monitor compliance, situations outside of our control may arise that could potentially put us in violation of the these regulations and thus negatively impact our business. In addition, we are also subject to various international trade and export laws. Any misconduct, fraud, non‑compliance with applicable governmental laws and regulations, or other improper activities by our employees, agents or partners could have a significant impact on our business, financial results and reputation and could subject us to criminal and civil enforcement actions.

Misconduct could also include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws and any other applicable laws or regulations. In addition, we regularly provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. Failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearances, and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenue and profits and subject us to criminal and civil enforcement actions.

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

Our businesses can be materially and adversely affected by severe weather.

Severe weather has in the past and can in the future create conditions that adversely affect our ability to complete specific projects on time or without excess costs. Such adverse weather conditions may include:

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

We typically remain obligated to perform our services after a natural disaster unless the contract contains a force majeure clause. We have force majeure clauses in the majority of our contracts that are at the highest risk of being impacted by a force majeure, which are our design‑build, program management and EPC contracts. In addition, we typically seek and frequently obtain force majeure clauses in our engineering and consulting contracts. If a contract contains a force majeure provision, we may be able to obtain an extension of time to complete our obligations under such contracts, but we will still be subject to our other contractual obligations in the event of such an extraordinary event. Because we cannot predict the length, severity or location of any potential force majeure event, it is not possible to determine the specific effects any such event may have on us. Depending on the specific circumstances of any particular force majeure event, or if we are unable to react quickly such an event, our operations may be affected significantly, our productivity may be affected, our ability to complete projects in accordance with our contractual obligations may be affected and we may incur increased labor and materials costs, which could have a negative impact on our financial condition, relationships with customers or suppliers, and our reputation.

Rising inflation, interest rates and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts.

Because a significant portion of our revenue is earned from fixed price and guaranteed maximum price contracts as well as contracts that base significant financial incentives on our ability to keep costs down, we bear some or all of the risk of rising inflation with respect to those contracts. In addition, if we expand our business into markets and geographic areas where fixed price work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates and/or construction costs could have a material adverse impact on our business and financial results.

Inability to secure adequate bonding would impact our ability to win projects.

As is customary in our industry, we are sometimes required to provide performance and surety bonds to customers in connection with our construction, EPC and fixed price projects. These bonds indemnify the customer if we fail to perform our obligations under the contract. Failure to provide a bond on terms and conditions desired by a customer may result in an inability to compete for or win projects. Typically, we have had good relationships with our sureties and have a strong bonding capacity. The issuance of bonds under any bonding facilities, however, is at the sureties’ sole discretion, and sureties usually rely on tangible net worth as an indication of their risk.  Currently, we have a negative tangible net worth, and this could materially impact our project bonding capacity. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding may result in our ineligibility to bid for construction, EPC and fixed price projects, which could have a material adverse effect on our growth and financial condition.

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

Our present assessment of the insurance market is that there is adequate capacity to cover our insurance needs, but there are indications that the cost of insurance is likely to rise. Currently our insurance and bonds are purchased from several of the world’s leading and financially stable providers often in layered insurance or co‑surety arrangements. The built‑in redundancy of such arrangements usually enables us to call upon existing insurance and surety suppliers to fill gaps that may arise if other such suppliers become financially unstable. Our risk management personnel continuously monitor the developments in the insurance market and financial stability of the insurance providers.

Actual results could differ from the estimates and assumptions used to prepare our financial statements.

In order to prepare financial statements in conformity with generally accepted accounting principles in the U.S., we are required to make estimates and assumptions as of the date of the financial statements which affect the reported values of our assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by us include:

•	Recognition of contract revenue, costs, profit or losses in applying the percentage‑of‑completion method of accounting;
•	Recognition of recoveries under contract change orders or claims;
•	Collectability of billed and work‑in‑process unbilled accounts receivables and the need for and the amount of allowances for problematic accounts;
•	Estimated amounts for anticipated project losses, warranty costs and contract close‑out costs;
•	Determination of liabilities under pension and other postretirement benefit programs;
•	Accruals for self insurance programs for medical, workers compensation, general liability and professional liability;
•	Recoverability of deferred tax assets and the related valuation allowances, and accruals for uncertain tax positions;
•	Stock option valuation model assumptions;
•	Accruals for other estimated liabilities;
•	Employee incentive plans; and
•	Asset valuations.

We rely on information systems to conduct our business, and failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.

Because of recent advancements in technology and well‑known efforts on the part of computer hackers and cyber terrorists to breach data security of companies, we face risks associated with potential failure to adequately protect critical corporate, client, and employee data which, if released, could adversely impact our client relationships, our reputation, our operational capabilities and results, and violate privacy laws. As part of our business, we develop, receive and retain confidential data about our company and our clients including the U.S. federal and other governments’ classified or sensitive information.

In addition, as a global company, we rely heavily on computer, information and communications technology and related systems in order to operate. From time to time, we may be subject to systems failures, including network, software or hardware failures, whether caused by us, third party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Such failures could cause loss of data and interruptions or delays in our or our customers’ businesses and could damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Losses that may occur as a result of any system or operational failure or disruption may cause our actual results to differ materially from those anticipated.

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

Risks Related to Our Internal Market

CH2M HILL Companies, Ltd. is an employee-controlled professional engineering services firm. As a result, ownership of our common stock and the ability to trade shares of our common stock on our internal market has been limited to “eligible employee stockholders,” which includes certain active and former employees, directors, eligible consultants and benefit plans and, under limited circumstances at our discretion other third-parties. At a special meeting held on February 19, 2015, our stockholders approved certain measures, including amendments to CH2M HILL’s restated certificate of incorporation, intended to facilitate investments in CH2M HILL's common or preferred stock, including preferred stock convertible into common stock, by third-party investors, who we refer to as “outside investors,” and to permit such outside investors to transfer CH2M HILL common stock other than through the internal market, subject to any contractual limitations CH2M HILL and the outside investor agree upon. In addition, certain other rights and restrictions in our restated certificate of incorporation are applicable to eligible employee stockholders, but are not applicable to outside investors who may hold common or preferred stock in CH2M HILL from time to time.

Unlike public companies whose stock is traded on a securities exchange, there is no public market for our common stock, which is traded exclusively on the internal market we established in 2000 to provide liquidity to eligible common stockholders.  The following are significant risks that arise from the restrictions on selling our common stock and the operation of the internal market and are not typical risks associated with publicly traded stock of other companies you may be familiar with. Accordingly, you should consider the following risks in connection with any investment in our common stock.  For a detailed discussion of the operation of our internal market and the transfer restrictions on our common stock, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.  Members of our Board of Directors and our management have historically participated in the internal market by purchasing and selling shares of our common stock on various trade dates.  We expect that members of our Board of Directors and our management will continue to trade shares on the internal market from time to time, although such transactions are solely at the discretion of each individual.

The price of our common stock is determined by our Board of Directors’ judgment of fair value and not by market trading activity.

The price of our common stock on each trade date is established by our Board of Directors based on the factors that are described in this Annual Report on Form 10-K under the heading Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Our Board of Directors sets the common stock price in advance of each trade date, and all trades on our internal market are transacted at the price established by our Board, which is a significant difference between investing in CH2M HILL’s common stock and owning stock of a publicly-traded company. The market trading activity in our common stock on any given trade date, therefore, cannot affect the price of shares of our common stock on that trade date. This is a risk to eligible employee stockholders because our common stock price will not change to reflect the supply of, or the demand for, shares on a given trade date as it would in a public market. Eligible employee stockholders may not be able to sell their shares of common stock or may have to sell their shares at a price that is lower than the price that would prevail if the internal market price could change on a given trade date to reflect supply and demand. The common stock valuation methodology that our Board of Directors uses is intended to establish a price for shares of our common stock that represents fair value as of the applicable trade date. The valuation methodology used to determine fair value is subject to change at the discretion of our Board of Directors.

Transfer restrictions on our common stock could prevent eligible employee stockholders from selling their common stock and result in the loss of all or part of their investment.

Since all of the shares of our common stock held by eligible employee stockholders are subject to transfer restrictions, eligible employee stockholders will generally only be able to sell their common stock through our internal market on the scheduled trade dates each year.  In order to satisfy legal requirements for mandatory cash distributions or under other limited circumstances subject to our discretion, CH2M HILL may purchase shares from stockholders or permit stockholders to sell shares of common stock to third parties outside of the internal market. As a result, owning shares of CH2M HILL common stock is different from owning shares of stock that are publicly traded on a stock market because our eligible employee stockholders may not be able to sell their shares of CH2M HILL common stock on demand. Our common stock price could decline between the time eligible employee stockholders want to sell and the time they become able to sell, which would result in a partial or total loss of their investment.

Absence of a public market may prevent eligible employee stockholders from selling their stock at the time of their choosing and could result in the loss of all or part of their investment.

CH2M HILL elected in 2000 to establish the internal market to provide liquidity to our eligible employee stockholders, but we are under no obligation to continue to maintain the internal market in the future. While we intend the internal market to provide liquidity to eligible employee stockholders, there can be no assurance that there will be enough orders to purchase shares to permit eligible employee stockholders to sell their shares on the internal market at the time of their choosing. Our internal trading market generally experiences trade imbalances, with more sell orders than buy orders on each trade date. Under the internal market rules, CH2M HILL may participate in the internal market as a buyer of common stock if there are more sell orders than buy orders in the market, and we have generally elected to do so in the past, although we are under no obligation to do so and will not guarantee market liquidity.  During the second half of 2014, as result of adverse operating results, reduced liquidity and other factors, CH2M HILL has limited the amount of money allocated to purchasing shares in the internal market, resulting in limitations on the number of shares eligible employee stockholders could sell in the internal market on the September and December 2014 trade dates.  CH2M HILL expects that it will continue to impose limitations on the amount of funds allocated to purchasing shares on the internal market trade dates that are currently expected to occur in 2015.

CH2M HILL determines whether to participate in the internal market on a quarterly basis and does not set aside funds in advance to purchase shares of common stock in order to balance sell orders and buy orders on future trade dates. Prior to each quarterly trade date, we review the outstanding orders and any resulting imbalance between sell orders and buy orders and make a determination whether or not CH2M HILL should participate in the internal market by buying shares of common stock in order to help balance the number of sell orders and buy orders. In making that determination, CH2M HILL’s management and Board of Directors consider relevant factors in light of prevailing circumstances, including our financial condition and results of operations, our available cash and capital resources, including the borrowing capacity available pursuant to the terms of our existing unsecured revolving line of credit and other sources of liquidity, expected current and future needs for cash to fund our operations, anticipated contingencies and other factors. Any of those considerations, or other considerations that may arise in the future, could cause CH2M HILL’s management or Board of Directors to decide that CH2M HILL will participate in the internal market only on a limited basis (i.e. “partially clear” the market), in which case we would purchase some, but not all, of the shares of common stock subject to sell orders in excess of the number of buy orders on the applicable trade date, as has been the case on recent trade dates.  Furthermore, such considerations could cause CH2M HILL’s management or Board of Directors to decide not to purchase any shares of common stock in order to balance the internal market on any trade date, either on a one-time basis, or on a going-forward basis in accordance with internal market rules. In addition, in September 2014, CH2M HILL’s principal revolving credit facility was amended to include a limitation on the amount CH2M HILL may spend to repurchase its common stock in connection with its employee stock ownership program and to make legally required repurchases of common stock held in benefit plan accounts in the third and fourth quarters of 2014 and in 2015.  Furthermore, if CH2M HILL sells preferred stock or common stock to an outside investor, the contractual terms governing such investment could impose additional direct or indirect limitations on the ability of CH2M HILL to repurchase shares of common stock from eligible employee stockholders in the internal market or otherwise.

If CH2M HILL does not purchase any shares of common stock or only purchases enough shares to partially clear the market on any trade date, sell orders will be subject to limitations we refer to as proration and allocation in accordance with the internal market rules in effect at the time and eligible employee stockholders may only be able to sell a portion of the shares they want to sell on that trade date.  CH2M HILL’s Board of Directors has absolute authority to modify the internal market rules related to allocation of limits on sell orders in any way and at any time.

On the September 26, 2014 internal market trade date, CH2M HILL’s Board of Directors and management allocated up to $10.7 million to repurchase shares of common stock on the internal market.  As a result, each order to sell more than 489 shares placed on such date was only partially filled, with 489 shares being sold and all remaining shares returned to the accounts of the selling stockholders.  On the December 16, 2014 internal market trade date, CH2M HILL’s Board of Directors and management allocated $6.3 million to repurchase shares of common stock and sell orders were similarly limited to 235 or fewer shares.  Together with prudent management of CH2M HILL’s resources for operating cash needs, we expect that the amounts CH2M HILL will be able to spend to clear sell orders on the trade dates that are currently expected to occur in 2015 will continue to be severely restricted. CH2M HILL’s Board of Directors and management anticipate that the internal market will only partially clear, and some sell orders will be only partially filled, on such trade dates.

Consequently, insufficient buyer demand could continue to cause sell orders to be limited, or could prevent the internal market from opening on any particular trade date, either of which could cause delay in eligible employee stockholders’ ability to sell their common stock. If our stock price declines from the time eligible employee stockholders want to sell to the time they become able to sell, they could suffer partial or total loss of their investment. No assurance can be given that eligible employee stockholders desiring to sell all or a portion of their shares of common stock will be able to do so.

Legal requirements to repurchase shares of our common stock held through our 401(k) plan may constrain our ability to purchase shares in order to balance the internal market, which could delay or prevent sales by eligible employee stockholders who want to sell their common stock and result in the loss of all or part of their investment.

A significant portion of our outstanding shares of common stock are owned by eligible stockholders, including former and retired employees, through the CH2M HILL Retirement and Tax-Deferred Savings Plan (the “401(k) Plan”), which is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). We are legally required to repurchase shares of our common stock held through the 401(k) Plan under certain circumstances, primarily related to separation from employment or retirement of eligible employee stockholders, and within the time periods prescribed by ERISA and the documents governing the terms of the 401(k) Plan. In some cases, our obligation to repurchase such shares of common stock arises if the former employee makes a request to liquidate their holdings of our common stock and in other cases the requirement is automatically triggered upon the former employee reaching a certain age. Accordingly, we are not able to predict the precise timing or amount of legally required repurchases we will be required to make in any future period. As of December 31, 2014, the aggregate amount of our common stock that CH2M HILL could be legally required to repurchase had a value between $80 million and $100 million, at the then-current stock price established by our Board of Directors.  If we were to fail to make such legally required repurchases within the applicable time periods, we would be in violation of the terms of ERISA. In order to satisfy our obligation to make legally required repurchases, we could be required to expend significant funds, which could reduce our liquidity and limit the amount of funds available to purchase other shares of our common stock offered on the internal market on any trade date, or prevent such repurchases on the internal market entirely. Consequently, our obligation to make legally required repurchases could cause sell order amounts to be limited, or could prevent the internal market from opening on any particular trade date, either of which could cause delay in eligible stockholders’ ability to sell their common stock. If our stock price declines from the time eligible stockholders want to sell to the time they become able to sell, they could suffer partial or total loss of their investment. No assurance can be given that eligible stockholders desiring to sell all or a portion of their shares of common stock will be able to do so.

Changes in the operation of the internal market or a determination to stop maintaining the internal market would delay or prevent sales by eligible employee stockholders who want to sell their common stock, which could result in the loss of all or part of their investment.

Our Board of Directors could, in their absolute discretion, determine to change the internal market rules in any way, at any time. For example, our Board of Directors could change the method for prorating or otherwise allocating buy orders and sell orders in an under-subscribed market, prioritize certain orders to comply with applicable laws or other considerations or limit the number or percentage of a stockholder’s shares of common stock that such stockholder could sell on any given trade date. A determination to change the rules under which the internal market operates, could cause significant delays in stockholders’ ability to sell their common stock or prevent them from selling their common stock altogether. Moreover, changes to the rules under which the internal market operates, could affect different stockholders in different ways; for example, by prioritizing certain transactions in stock held through employee benefit plans over transactions in stock held directly. Similarly, if CH2M HILL sells preferred stock or common stock to an outside investor, the contractual terms governing such investment could impose additional direct or indirect limitations on the Board of Directors’ ability to change the internal market rules or require any such change to affect outside investors differently than it affects stockholders. If our common stock price declines from the time stockholders want to sell to the time they become able to sell, they could suffer partial or total loss of their investment.

The limited market and common stock transfer restrictions applicable to eligible employee stockholders, as well as rights and restrictions in our restated articles of incorporation and bylaws, will likely have anti‑takeover effects.

Only CH2M HILL and certain eligible employee investors may purchase our common stock through our internal market. We also have significant restrictions on the transfer of our common stock by stockholders outside of the internal market. These limitations make it extremely difficult for a potential acquirer who does not have the prior consent of our Board of Directors to attain control of our company, regardless of the price per share an acquirer might be willing to pay and whether or not our stockholders would be willing to sell at that price. In addition, other provisions in our restated certificate of incorporation and bylaws impose a sixty six and two thirds percent (66 2/3%) stockholder approval requirement for any amendment to our bylaws proposed by a stockholder and impose a requirement that active employees of CH2M HILL constitute a majority of the Board of Directors at all times, which may make it more difficult for a potential acquirer to gain control of CH2M HILL without the prior consent of our Board of Directors.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our operations are conducted primarily in leased properties in 36 countries throughout the world. Our corporate headquarters are located in Englewood, Colorado in approximately 155,000 square feet of office space. The lease on our corporate headquarters building expires in 2017, with an option to extend the term twice for either a five or ten year term. Should the lease extension on our headquarters not provide favorable terms, there are sufficient real estate options in the Englewood area to meet our corporate headquarters facilities’ needs.  We believe our current facilities, which include leases for approximately 3.2 million square feet worldwide, are adequate for the operation of our business.

Item 3.  Legal Proceedings

We are party to various legal actions arising in the normal course of business. Because a large portion of our business comes from U.S. federal, state and municipal sources, our procurement and certain other practices at times are subject to review and investigation by various agencies of the U.S. government and state attorneys’ offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. government contracting. These investigations often take years to complete and many result in no adverse action or alternatively could result in settlement. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcomes of pending proceedings and legal actions are often difficult to predict, management believes that proceedings and legal actions currently pending would not result in a material adverse effect on our results of operations or financial condition even if the final outcome is adverse to our company.

Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington was investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M HILL Hanford Group (“CH2M HILL Subsidiary”) employees pleaded guilty to felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney’s Office raised the possibility of violations of the civil False Claims Act and criminal charges for possible violations of federal criminal statutes arising from CH2M HILL’s Subsidiary overtime practices on the project. In September 2012, the government intervened in a civil False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud. In March 2013, we entered into a Non‑Prosecution Agreement (“NPA”) concluding the criminal investigation so long as we comply with the terms of the NPA. The NPA requires us to comply with ongoing requirements for three years after the effective date. By a separate agreement, we obtained dismissal of the civil False Claims Act case. We paid $18.5 million in total under both agreements. As a result, no criminal charges were brought against CH2M HILL Subsidiary or any CH2M HILL entities, and the civil False Claims Act case was dismissed.

In May 2007, Halcrow, Inc. contracted with Roatan Cruise Terminal, S.A. de C.V., ("Roatan CT"), a Honduran entity owned by Carnival Corporation ("Carnival") to be the design engineer for a marine facility that Roatan CT wanted to build in Roatan, Honduras to become a Carnival Cruise line destination port. Halcrow, Inc.’s responsibility included the design of the navigation or entry channel; dredging needed to accommodate Carnival designated cruise ships, two piers, approach bridges, fenders and mooring dolphins, and a Duty Free Platform.  In October 2010, Carnival filed suit against Halcrow, Inc. in the United States District Court for the Southern District of Florida. The litigation was later consolidated with a state court action filed by the contractor, American Bridge. Carnival is seeking approximately $21.0 million for additional construction costs resulting from alleged design errors related to the structural integrity of the piers and cracking in the pre-cast concrete slabs in the piers.  The Court has not set a trial date in this matter.  This claim is being defended under a $5.0 million eroding limits Halcrow U.S. legacy professional liability insurance policy.  Based on information presently known to management, we intend to vigorously defend the claims brought against us and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

In June 2007, CH2M HILL was retained by DynCorp through a subcontract arrangement to provide logistics support to the Army under the Logistics Civil Augmentation Program IV (“LOGCAP”) umbrella contract.  The subcontract contained a profit sharing provision that called for CH2M HILL to receive a 30% share of all profits earned by DynCorp on the task orders.  CH2M HILL and Dyncorp dispute the profit sharing calculations.  In August 2014, CH2M HILL filed suit against DynCorp in Fairfax County, Virginia alleging breach of contract and requesting damages in the amount of $26.0 million plus interest and costs.  The damages portion of the Complaint has been amended to $43.0 million as further damages have matured. DynCorp filed an Answer and Counterclaim in November 2014. The Counterclaim seeks $98.0 million from CH2M HILL for breach of contract claims that CH2M HILL failed to make capital contributions, failed to contribute to project reserves, and failed to share in project finance costs. The Court has set a September 14, 2015 trial date. Based on information presently known to management, we intend to vigorously defend the claims brought against us and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

In January 2011, CH2M HILL Energy Canada, LTD was awarded the contract to develop a mechanical scope of work and construct a facility for Spectra Energy Transmission’s (“Spectra”) Fort Nelson North Processing Facility located in Northern British Colombia (“BC”). These services included directly performed civil, structural, mechanical equipment, and piping installation for the project. Spectra claimed it suffered damages associated with project delay and cost overruns. To settle construction related claims, the contract terms were changed from a fixed price to  a  cost plus fixed fee arrangement, and the project completion date was extended, in a Settlement Agreement dated November 2011. The project was completed in February 2013.  Spectra now asserts that it was induced to enter into the Settlement Agreement by false or negligent representations as to the remaining cost to complete the project. Spectra claims the project was completed almost a year after its original scheduled completion date and at a cost significantly in excess of the budget, and that CH2M HILL is liable for damages for breach of contract and gross negligence. Spectra commenced arbitration proceedings in Calgary, Alberta in September 2013. Their demand does not state damages with any particularity. The arbitration proceedings are expected to begin in late 2015. Based on information presently known to management, we intend to vigorously defend the claims brought against us and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

CH2M-WG Idaho, LLC (“CWI”), owned 50.5% by CH2M HILL, is a remediation contractor for the U.S. Department of Energy (“DOE”) at the Idaho National Laboratory site. The original remediation contract was to run from May 2005 through September 2012, and was extended through September 2015. CWI currently has a disagreement with DOE concerning what CWI’s final fee should be for the base contract period from May 2005 through September 2012. In December 2013, the DOE issued a final determination that was approximately $30.0 million less than CWI expected to receive in the fee determination.  CWI filed a Certified Claim with the Contracting Officer for a total fee owed of $40.1 million in March 2014.  The Certified Claim was rejected through a Contracting Officer’s Final Decision in May 2014, and CWI filed its appeal to the Civilian Board of Contract Appeals on May 29, 2014. Trial is scheduled for October 19, 2015.  Based on information presently known to management, we intend to vigorously defend the claims brought against us and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

CH2M HILL Companies, Ltd. has a long history as an employee-controlled professional engineering services firm. As a result, our common stock was, in the past, only available to be owned by certain active and former employees, directors, eligible consultants and benefit plans and, under limited circumstances at our discretion other third-parties.  We refer to those eligible owners of our common stock as our “eligible employee stockholders.” At a special meeting held on February 19, 2015, our stockholders approved certain measures, including amendments to CH2M HILL’s restated certificate of incorporation, intended to facilitate investments in CH2M HILL's common or preferred stock, including preferred stock convertible into common stock, by third-party investors, who we refer to as “outside investors,” and to permit such outside investors to transfer CH2M HILL common stock other than through the internal market, subject to any contractual limitations CH2M HILL and the outside investor agree upon. In addition, certain other rights and restrictions in our restated certificate of incorporation are applicable to eligible employee stockholders, but are not applicable to outside investors who may hold common or preferred stock in CH2M HILL from time to time.

There is no market on which our stock may be purchased by the general public. In order to provide liquidity for our stockholders, in 2000 CH2M HILL established an internal market (“Internal Market”) operated through an independent broker, currently Neidiger, Tucker and Bruner, Inc. (“NTB”).

The Internal Market enables eligible employee stockholders to offer to sell or purchase shares of our common stock on predetermined days (each, a “Trade Date”). The Trade Dates are determined by our Board of Directors. Generally, there are four Trade Dates each year that occur on a quarterly basis. All sales of our common stock on the Internal Market are made at the price determined by our Board of Directors, generally on a quarterly basis in conjunction with the determination and announcement of quarterly Trade Dates. After our Board of Directors determines the stock price for use on the next Trade Date, all eligible employee stockholders will be advised as to the new stock price and the next Trade Date.

Purchases of common stock on the Internal Market are restricted to the following authorized buyers:

•	Our employees, directors and certain eligible consultants
•	Trustees of the benefit plans
•	Administrator of the Payroll Deduction Stock Purchase Plan (“PDSPP”)

In addition, at the discretion of our Board of Directors, we may permit other third parties to purchase common stock from existing stockholders under limited circumstances in private transactions outside of the Internal Market. Authorized sellers who may sell shares through the Internal Market include the authorized buyers and former employees who acquired shares of our common stock while employed, as well as any third parties who may be permitted to purchase our common stock as described above.

Our Internal Market is managed through an independent broker, currently NTB.  On each Trade Date, NTB acts upon instructions, or “orders,” from the buyers and sellers to trade shares of our common stock at the stock price set by our Board of Directors and in accordance with the Internal Market rules. All sellers on the Internal Market, other than CH2M HILL and the trustees of the 401(k) Plan, pay NTB a commission fee equal to three tenths of one percent (.3%) of the proceeds from such sales. No commission is paid by buyers on the Internal Market. NTB does not play a role in determining the price of our common stock and is not affiliated with us. Individual stock ownership account records are currently maintained by our in-house transfer agent.

The Internal Market functions differently than most public securities markets, where actual market trading activity determines the trading price of the securities. On the Internal Market, the price of shares of our common stock is determined by our Board of Directors based on their judgment of fair value. Our eligible employee stockholders then make independent decisions to submit buy orders and sell orders for each trade date, which generally does not result in a “balanced market” because the number of buy orders and sell orders are unequal. The Internal Market rules permit CH2M HILL to elect to purchase shares if the Internal Market is “under-subscribed” for a particular Trade Date, meaning that there are more sell orders than buy orders. Similarly, CH2M HILL may elect to sell shares or impose limitations on the number of shares that an authorized buyer may purchase if the Internal Market is “over-subscribed” for a particular Trade Date, meaning that there are more buy orders than sell orders. Since the inception of the Internal Market in 2000, the Internal Market has been under-subscribed on all Trade Dates but one.

CH2M HILL may, but is not obligated to, purchase shares of common stock on the Internal Market on any Trade Date at the price in effect on that Trade Date, but only to the extent that the number of shares offered for sale by eligible employee stockholders exceeds the number of shares sought to be purchased by authorized buyers. The decision whether or not CH2M HILL will purchase shares in the Internal Market, if the Internal Market is under-subscribed, is solely within the discretion of our management and Board of Directors and we generally will not notify eligible employee stockholders as to whether or not we will participate prior to the Trade Date. Eligible employee stockholders should understand that there can be no assurance that they will be able to sell their stock without substantial delay or that their stock will be able to be sold at all on the Internal Market. In making the determination as to whether to participate in an under-subscribed market on any trade date, our management and Board of Directors will consider a variety of relevant factors in light of prevailing circumstances at that time, including our financial condition and results of operations, our available cash and capital resources, including the availability of indebtedness pursuant to the terms of our existing unsecured revolving line of credit and other sources of liquidity, expected current and future needs for cash to fund our operations, anticipated contingencies, contractual terms agreed to with any outside investor and other factors. Depending on prevailing circumstances, we may consider other factors from time to time in connection with the decision whether or not to participate in an under-subscribed market on any particular Trade Date.

If the aggregate number of shares offered for sale on the Internal Market on any Trade Date is greater than the number of shares sought to be purchased and we decide not to participate in the internal market or to participate only to a limited extent, sell orders submitted by eligible employee stockholders will be subject to proration or allocation, meaning that sell orders will be accepted as follows:

•

  Proration: If enough buy orders are received to purchase all the shares offered by each eligible employee stockholder who wants to sell fewer than 500 shares, which we refer to as the “proration threshold,” and at least 500 shares from each other seller, then all sell orders will be accepted up to the first 500 shares and the portion of any sell orders exceeding 500 shares will be accepted on a pro-rata basis.  In other words, every eligible employee stockholder selling 500 or fewer shares would sell all of such shares, while eligible employee stockholders seeking to sell more than 500 shares would sell 500 shares plus a portion of the remainder of the shares they are offering. The proration threshold is subject to change at the discretion of our Board of Directors and any change to the proration threshold will be announced in advance of the Trade Date on which the change will take effect.

•

Allocation: If not enough buy orders are received to give effect to the proration described above, then the purchase orders will be allocated equally to each seller. For example, if there are only enough buy orders to purchase up to 100 shares from every seller, then every seller will sell the same number (100) of shares (except eligible employee stockholders who want to sell fewer than 100 shares, who would sell the exact number of shares they specify in their sell orders) even though some sellers may be seeking to sell only 100 (or fewer) shares, while others are seeking to sell considerably more shares

In any such case, all shares of common stock offered by any eligible employee stockholder for sale but not sold on that trade date would remain the property of the eligible employee stockholder and held in the their name or applicable account and the eligible employee stockholder will have to submit a new sell order in order to sell such shares on a subsequent trade date.

As a result of various factors, including adverse operating results during recent periods, reduced liquidity and other operating challenges, CH2M HILL management and Board of Directors determined to participate only to a limited extent in the Internal Market on the September and December 2014 Trade Dates. For the September 2014 Trade Date, CH2M HILL allocated $10.7 million towards purchasing shares on such Trade Date (in addition to $9.3 million of legally required repurchases of shares held in benefit plan accounts), which was less than the amount necessary to purchase all of the shares offered on the Internal Market, and eligible employee stockholders were subject to a 489-share cap on the number of shares they could sell. For the December 2014 Trade Date, CH2M HILL allocated $6.3 million towards purchasing shares (in addition to legally required repurchases of $18.7 million), and eligible employee stockholders were subject to a 235-share cap on the number of shares they could sell.

We may sell shares or impose limitations on the number of shares that an individual eligible employee stockholder may purchase if the Internal Market is over-subscribed. To the extent that the aggregate number of shares sought to be purchased exceeds the aggregate number of shares offered for sale, we may, but are not obligated to, sell authorized but unissued shares of common stock on the Internal Market at the price in effect on that Trade Date to satisfy purchase demands. The decision as to whether or not we will sell shares in the Internal Market, if the Internal Market is over-subscribed, is solely within our discretion and we will not notify eligible employee stockholders as to whether or not we will participate prior to the Trade Date. Eligible employee stockholders should understand that there can be no assurance that they will be able to buy as many shares as they would like on a given Trade Date. We will consider a variety of factors in making the determination as to whether to participate in an over-subscribed market. Since the inception of the Internal Market in 2000, however, the Internal Market has been under-subscribed on all Trade Dates but one.

If the aggregate purchase orders exceed the number of shares of our common stock available for sale in the Internal Market on any Trade Date and a determination is made that CH2M HILL will not issue additional shares to satisfy the excess purchase orders, the following prospective purchasers will have priority to purchase shares, in the order listed:

•	Administrator of the PDSPP
•	Trustees of the 401(k) Plan; and
•	Internal Market participants on a pro‑rata basis (including purchases through pre‑tax and after‑tax deferred compensation plans)

Previously, eligible employee stockholders who sold their common stock upon retirement were given the option to sell their common stock they own on the Internal Market and pay a commission on the sale or to sell to CH2M HILL without paying a commission. In the latter case, the eligible employee stockholder would have sold their common stock to CH2M HILL at the price in effect on the date of their termination in exchange for a four-year promissory note at a market interest rate. No eligible employee stockholder utilized the four year promissory note option since the inception of the Internal Market in 2000 and, effective November 12, 2014, the four year promissory note option was eliminated. All eligible employee stockholders who desire to sell their stock upon retirement must do so in accordance with CH2M HILL’s internal market rules. In addition, our Articles of Incorporation and Bylaws, as well as the terms of the 401(k) Plan, permit us to allow retired and other former employees to continue to hold the common stock they own after leaving.  The Board of Directors has determined that former employees are permitted to continue to hold common stock after separation, although the Board of Directors has the discretion to change or modify this policy at any time.

Price of our Common Stock

The price of CH2M HILL common stock is established by the Board of Directors each quarter based on a company fair valuation methodology described in the CH2M HILL Prospectus, dated March 23, 2010 (the “Prospectus”), as filed with the SEC, as amended by the information contained in the subsequent annual, quarterly and current reports filed by CH2M HILL with the SEC pursuant to the Securities Exchange Act of 1934.  The valuation methodology used by the board of directors includes the following valuation formula:

Share Price = [(7.8 × M × P) + (SE)] / CS

As further discussed below, the stock valuation formula is one of several factors considered by the Board of Directors as part of the total mix of information available to determine the fair value of our common stock.

In order to determine the fair value of the common stock in the absence of a public trading market, our Board of Directors felt it appropriate to develop a valuation methodology to use as a tool to determine a price that would be a valid approximation of the fair value. In determining the fair value stock price, our Board of Directors believes that the use of a going concern component (i.e., net income, which we call profit after tax, as adjusted by the market factor) and a book value component (i.e., total stockholders’ equity) is a reasonable valuation process based on factors that are generally used in the valuation of equity securities. The Stock Valuation Formula is one of several factors considered by the Board of Directors as part of the total mix of information available to determine the fair value of our common stock. As part of the total mix of information that our Board of Directors considers in determining the fair value of our common stock, our Board of Directors reviews company appraisal information prepared by independent third party valuation experts and other available information. The valuation methodology used to determine the stock price is subject to change at the discretion of our Board of Directors, as described below.

The existence of an over-subscribed or under-subscribed market on any given Trade Date will not affect the stock price on that Trade Date. However, our Board of Directors, when determining the stock price for a future Trade Date, may take into account the fact that there have been under-subscribed or over-subscribed markets on prior Trade Dates.

Market Factor (“M”).  “M” is the market factor, which is subjectively determined in the sole discretion of our Board of Directors. A market factor greater than one increases the price per share, while a market factor less than one would decrease the price per share. In determining the market factor, our Board of Directors takes into account factors the directors considered to be relevant in determining the fair value of our common stock, including:

•	The market for publicly traded equity securities of companies comparable to us
•	The merger and acquisition market for companies comparable to us
•	The prospects for our future performance, including our financial condition and results of operations
•	General economic conditions
•	General capital market conditions
•	Other factors our Board of Directors deem appropriate

Our Board of Directors has not assigned predetermined weights to the various factors it may consider in determining the market factor.

In its discretion, our Board of Directors may change the market factor used in the valuation process from time-to-time. Our Board of Directors could change the market factor, for example, following a change in general market conditions that either increased or decreased stock market equity values for companies comparable to us, if our Board of Directors felt that the market change was applicable to our common stock as well. In addition, during 2014, CH2M HILL made several strategic operational decisions with respect to restructuring activities that resulted in certain adjustments to stock price formula parameters that our Board of Directors believed were necessary to calculate a fair valuation of the Company. The board did not adjust the “M” factor. The Board may consider adjusting the “M” factor in future periods to enable the stock price formula to better reflect the fair value of CH2M HILL, including expectations for the future performance of CH2M HILL as well as any other factors as described above.

As part of the total mix of information that our Board of Directors considers in determining the “M” factor, our Board of Directors also may take into account company appraisal information prepared by independent valuation experts. In setting the common stock price, our Board of Directors compares the total of the going concern and book value components used in the valuation methodology to the enterprise value of CH2M HILL in the appraisal provided by the independent valuation experts. If our Board of Directors concludes that its initial determination of the “M” factor should be re-examined, our Board of Directors may review, and if appropriate, adjust the “M” factor. Since the inception of the Internal Market program on January 1, 2000, the total of the going concern and book value components used by our Board of Directors in setting the price for our common stock has always been within the enterprise appraisal range provided quarterly by the independent valuation experts.

Profit After Tax (“P”).  “P” is profit after tax, otherwise referred to as net income, for the four fiscal quarters immediately preceding the Trade Date. Our Board of Directors, at its discretion, may exclude nonrecurring or unusual transactions from the calculation. Nonrecurring or unusual transactions are developments that the market would not generally take into account in valuing an equity security. A change in accounting rules, for example, could increase or decrease net income without changing the fair value of our common stock. Similarly, such a change could fail to have an immediate impact on the value of our common stock, but still have an impact on the value of our common stock over time. Our Board of Directors believes that in order to determine the fair value of our common stock, it is important for the Board of Directors to have the ability to review unusual or one-time events that affect net income. For example, in 2014, CH2M HILL made a decision to wind down its Power business and exclude the Power business losses from reported earnings.  During the same period, CH2M HILL began to implement certain restructuring activities, including the rationalization of certain lines of business, which resulted in recording non-cash charges for restructuring activities and recognizing a cash restructuring charge related primarily to severance costs. Additionally, during 2014, CH2M HILL’s reported earnings were reduced as a result of the recognition of certain non-cash depreciation and amortization charges relating to acquisitions.  The reasons for, and effects of, these charges and reductions of our reported earnings are discussed in further detail in this Annual Report under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Board of Directors concluded that these charges are among the types of cash and non-cash charges that would generally not be taken into account by the market in valuing an equity security. Therefore, the Board of Directors decided to exclude these charges from the “P” (profit after tax) parameter for stock valuation purposes during the relevant periods and expects to treat similar charges and costs in future periods in the same manner. Because “P” is calculated on a four quarter basis, an exclusion impacts the calculation of fair value for four consecutive quarters. Our Board of Directors may determine to exclude other future unusual or non-recurring items from the calculation of “P”.

Total Stockholders’ Equity (“SE”).  “SE” is total Stockholders’ Equity, which includes intangible items, as set forth on our most recent available quarterly or annual financial statements. Our Board of Directors, at its discretion, may exclude from the Stockholders’ Equity parameter nonrecurring or unusual transactions that the market would not generally take into account in valuing an equity security. The exclusions from Stockholders’ Equity will generally be those transactions that are non-cash and are reported as “accumulated other comprehensive income (loss)” on the face of our consolidated balance sheet. For example, our Board of Directors excluded, and will continue to exclude, a non-cash adjustment to Stockholders’ Equity related to the accounting for our defined benefit pension and other postretirement plans. Because this adjustment is unusual and will fluctuate from period to period, our Board of Directors excluded it from the “SE” parameter for stock valuation purposes. Similarly, other items that are reported as components of “accumulated other comprehensive income (loss)” and non-controlling interests are excluded from “SE” and include items such as unrealized gains/losses on securities and foreign currency translation adjustments.

Common Stock Outstanding (“CS”).  “CS” is the weighted-average number of shares of our common stock outstanding during the four fiscal quarters immediately preceding the Trade Date, calculated on a fully-diluted basis. By “fully-diluted” we mean that the calculations are made as if all outstanding options to purchase our common stock had been exercised and other “dilutive” securities were converted into shares of our common stock. In addition, an estimate of the weighted-average number of shares that we reasonably anticipate will be issued under our stock- based compensation programs and employee benefit plans is included in this calculation. For example, we include in CS as calculated an estimate of the weighted-average number of shares that we reasonably anticipate will be issued during the next four quarters under our stock-based compensation programs and employee benefit plans in this calculation. We include an estimate of the weighted-average number of shares that we reasonably anticipate will be issued during the next four quarters because we have more than a 30-year history in making annual grants of stock- based compensation. Therefore, we believe that we have sufficient information to reasonably estimate the number of such “to be issued” shares. This approach avoids an artificial variance in share value during the first calendar quarter of each year when the bulk of shares of our common stock are issued by us pursuant to our stock-based compensation programs. Similarly, if we make a substantial issuance of shares during the four fiscal quarters immediately preceding the Trade Date, using the weighted average of those shares may create an inappropriate variance in share value during the four fiscal quarters following the issuance. For example, if we use shares as all or part of the consideration for the acquisition of a business, the time-weighted average number of shares issued in the acquisition transaction would not match the impact of the transaction reflected in total Stockholders’ Equity (or SE) as described above. Therefore, in the discretion of the Board of Directors, a substantial issuance of shares during the four-quarter period used to calculate CS for each Trade Date may be treated as having been issued at the beginning of such four-quarter period. As a result, our Board of Directors may determine, in its discretion, to adjust the weighted-average number of shares to reflect in an appropriate manner the impact of past or anticipated future issuances.

The following table shows a comparison of the “CS” value actually used by our Board of Directors to calculate common stock prices on the dates indicated versus the year-to-date weighted-average number of shares of common stock as reflected in the diluted earnings per share calculation in our financial statements for the past three years.

		YTD Weighted‑
		Average Number
		of Shares as reflected in
Effective Date	CS	Diluted EPS calculation
	(in thousands)	(in thousands)
February 9, 2012	32,962	31,428
May 11, 2012	32,944	31,801
August 10, 2012	32,941	31,851
November 9, 2012	32,779	31,718
February 15, 2013	32,466	31,484
May 17, 2013	31,981	30,222
August 9, 2013	31,455	30,192
November 14, 2013	30,923	29,985
February 14, 2014	30,502	29,890
May 16, 2014	30,242	28,809
August 15, 2014	29,892	28,976
November 24, 2014	29,470	28,429
February 20, 2015	28,980	28,257

Constant 7.8.  In the course of developing this valuation methodology, it became apparent to our Board of Directors that a multiple would be required in order for the common stock price derived by this methodology to approximate our historical, pre-Internal Market common stock price. Another objective of our Board of Directors when developing the valuation methodology was to establish the fair value of our common stock using a market factor of 1.0.  We believe that it was important to begin the Internal Market program with an “M” factor equal to 1.0 in order to make it easier for stockholders to understand future changes, if any, to the market factor.

Therefore, the constant 7.8 was introduced into the formula. The constant 7.8 is the multiple that our Board of Directors determined necessary (i) for the new stock price to approximate our historical stock price derived using the pre-Internal Market formula as well as (ii) to allow the use of the market factor of 1.0 at the beginning of the Internal Market program.

We generally announce the new stock price and the Trade Date approximately four weeks prior to each Trade Date. The broker will deliver the information to all employees and eligible participants in the internal market. In addition, we will file a Current Report on Form 8-K disclosing the new stock price and all components used by our Board of Directors in determining such price in accordance with the valuation methodology described above.

We will also make the most current prospectus for our common stock and our audited annual financial statements available to all stockholders, as well as other employees, and to participants in the Internal Market through the employee benefit plans. Such information will be made available at the same time as our annual reports and proxy information.

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

						Percentage
						Price
					Price Per	Increase
Effective Date	M	P	SE	CS	Share	(Decrease)
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
February 9, 2012	1.2	$124,121	$717,414	32,962	$57.01	2.3%
May 11, 2012	1.2	$110,441	$725,247	32,944	$53.39	(6.3)%
August 10, 2012	1.2	$101,423	$743,484	32,941	$51.39	(3.7)%
November 9, 2012	1.2	$111,722	$746,205	32,779	$54.67	6.4%
February 15, 2013	1.2	$121,490	$734,331	32,466	$57.64	5.4%
May 17, 2013	1.2	$122,922	$717,030	31,981	$58.40	1.3%
August 9, 2013	1.2	$123,684	$717,131	31,455	$59.60	2.1%
November 14, 2013	1.2	$125,432	$735,515	30,923	$61.75	3.6%
February 14, 2014	1.2	$144,682	$763,383	30,502	$69.43	12.4%
May 16, 2014	1.2	$131,486	$729,888	30,242	$64.83	(6.6)%
August 15, 2014	1.2	$117,630	$698,369	29,892	$60.20	(7.1)%
November 24, 2014	1.2	$84,307	$564,545	29,470	$45.93	(23.7)%
February 20, 2015	1.2	$96,361	$485,115	28,980	$47.86	4.2%

Holders of Our Common Stock

As of February 13, 2015, there were 7,544 holders of record of our common stock. As of such date, all of our common stock of record was owned by our current and retired employees, directors, and by our various employee benefit plans. Common stock is held in a trust for each of our employee benefit plans and each trust is considered one holder of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and no cash dividends are contemplated on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

The following table covers the purchases of our securities by CH2M HILL during the quarter ended December 31, 2014:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total	Average	as Part of Publicly	Yet Be Purchased
	Number of	Price Paid	Announced Plans	Under the Plans or
Period	Shares	per Share	or Programs	Programs
October(a)	—	$—	—	—
November	—	—	—	—
December(a)(b)	544,308	$45.93	—	—
Total	544,308	$45.93	—	—

(a)	Shares purchased by CH2M HILL from terminated employees.
(b)	Shares purchased by CH2M HILL in the Internal Market.

Item 6.  Selected Financial Data

The selected financial data presented below under the captions “Selected Statement of Operations Data” and “Selected Balance Sheet Data” for, and as of the end of, each of the years in the five‑year period ended December 31, 2014, are derived from the consolidated financial statements of CH2M HILL Companies, Ltd. and subsidiaries, which consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2014 and 2013, and for each of the years in the three‑year period ended December 31, 2014, and the report thereon of KPMG LLP, are included in Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10‑K. The following information should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto.

	Years Ended December 31,
($ in millions, except per share data)	2014		2013	2012		2011		2010
Selected Statement of Operations Data:
Revenue	$5,413.5	(d)	$5,877.8	$6,160.6	(b)	$5,555.2		$5,422.8
Operating (loss) income	(341.6)	(e)	192.4	158.8		185.2		174.8
Net (loss) income attributable to CH2M HILL	(181.5)	(e)	118.3	93.0		113.3		93.7
Net (loss) income per common share
Basic	$(6.42)		$4.00	$2.99		$3.68		$2.98
Diluted	$(6.42)		$3.96	$2.95		$3.60		$2.91
Selected Balance Sheet Data:
Total assets	$2,941.3		$3,056.4	$3,114.6		$2,754.0	(a)	$1,967.1
Long-term debt, including current maturities ( c)	513.0		391.1	252.3		92.8		37.6
Total CH2M HILL stockholders’ equity	212.8	(f)	624.4	603.7		656.6		544.9

(a)	The majority of the increase in total assets relates to the acquisition of Halcrow in November 2011.
(b)	The majority of the increase in 2012 revenue relates to the acquisition of Halcrow in November 2011.
(c)

Substantially all of our long‑term debt relates to our revolving credit facility. Borrowings on this facility are primarily used for working capital needs, acquisitions, required pension contributions and funds required to repurchase shares on our internal market.

(d)	The decrease in revenue in 2014 relates primarily to the discontinuation of the Power EPC business and the shift away from other riskier design build projects in several other markets.
(e)

The majority of the decrease in operating (loss) income and net income attributable to CH2M HILL relates to estimated project losses, impairment charges, and costs incurred for restructuring activities in 2014.

(f)	The decrease in stockholders’ equity is related to the consolidated net loss incurred in 2014, changes in assumptions that increased pension liabilities and shares repurchases.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Summary

Founded in 1946, we are a large employee-controlled professional engineering services firm providing engineering, construction, consulting, design, design-build, procurement, operations and maintenance, EPC, program management and technical services around the world. Including craft and hourly employees as well as certain populated joint ventures, we have approximately 25,000 employees worldwide.

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

Summary of Operations

Effective January 1, 2014 through December 31, 2014, we implemented certain significant organizational changes, including the manner in which our operations are managed. Our operations are now organized and managed using a structure consisting of markets, geographical areas and service lines.  Our business results are reported internally using this matrix structure.  In connection with this change, we reevaluated the manner in which our Chief Operating

Decision Maker (“CODM”) reviews operating results and makes key business decisions.  As a result of our evaluation, we determined that our CODM is our executive management committee that meets regularly to evaluate operating results and allocate our financial and operational resources.  Our CODM primarily reviews consolidated financial operating results, as well as safety, project delivery and other operational metrics. We reviewed the matrix structure, noting the markets, geographical areas and service lines we offer have similar economic characteristics, including:

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

Effective January 1, 2015, we reorganized our internal reporting structure by making changes we believe will better facilitate our continued growth, client-centric service, and operational efficiency. Under our new structure, we will continue to have a delivery focus around markets, geographies and services, however we have reorganized the business lines within the markets into five business groups: Water; Transportation; Environment and Nuclear; Industrial and Urban Environments; and Oil, Gas and Chemicals.  Management is currently evaluating the impact this reorganization will have on our external reporting segments.  Any changes will be reflected in the Company’s first quarter results of operations.

Restructuring

In September 2014, we commenced certain restructuring activities in order to achieve important business objectives, including reducing overhead costs, enhancing client service, improving efficiency, reducing risk, creating more opportunity for profitable growth, and providing more long-term value for Company stockholders.  These restructuring plans included such items as the evaluation of certain lines of business, voluntary and involuntary employee terminations, the closure of certain facilities and reduction of corporate overhead costs.  During the year ended December 31, 2014, we incurred $70.4 million of costs for these restructuring activities.   Once all restructuring activities are completed, we expect to incur aggregated costs up to $120 million resulting in annualized cost savings of greater than $120 million.

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

For the year ended December 31, 2014, approximately $84.6 million of revenue and $10.6 million of operating income generated from TERA’s operations have been reported in the consolidated financial statements since the date of acquisition and are reported in the Environment and Nuclear market.

Results of Operations for the Year Ended December 31, 2014 Compared to 2013

The following table summarizes our gross revenue by market for the year ended December 31, 2014 as compared to the year ended December 31, 2013:

	Twelve Months Ended
	December 31,		Change
($ in thousands)	2014	2013
Energy	$1,055,726	1,493,222	(437,496)	(29)%
Environment and Nuclear	1,377,126	1,318,777	58,349	4%
Facilities and Urban Environments	789,528	919,509	(129,981)	(14)%
Transportation	947,395	939,088	8,307	1%
Water	1,243,694	1,207,223	36,471	3%
Total	$5,413,469	5,877,819	(464,350)	(8)%

For the year ended December 31, 2014 as compared to the same period ended in 2013, gross revenue decreased by $464.4 million, or 8%.  The decline of gross revenue for the year ended December 31, 2014 as compared to the same period ended in 2013 was primarily driven by decreases within our Energy and Facilities and Urban Environments businesses. During 2014, we made a decision to shift our focus away from pursuing and contracting fixed price EPC projects within the Power sector of our business.  In addition, as part of our restructuring efforts we announced in the third quarter of 2014, we made a decision to exit the Power business with the exception of projects under contract at that time which we remain committed to complete.  As a result, various large scale power projects reached completion in 2013 and 2014 and were not replaced at a comparable rate.  Specifically, revenue within the Energy market decreased by approximately $319.2 million due to the substantial completion of four domestic design-build power plant projects.  Additionally, within our Energy business, approximately $120.0 million of the decline in gross revenue is attributable to the 2013 completion of several Canadian EPC projects, primarily gas processing and pipeline projects. Within our Facilities and Urban Environments business, lower demand for new projects in the electronics and manufacturing industries in our domestic regions and a decline in Middle Eastern planning support services for U.S. armed forces has resulted in material decline on our overall revenue.  In addition, we made a decision to no longer pursue fixed price, design-build contracts in the Government Facilities sector, further adding to the revenue decline.  These declines in revenue were only partially offset by a $46.7 million increase related to field construction commencing in 2014 on the Power project in Australia. Within Environment and Nuclear, the inclusion of TERA operations due to the 2014 acquisition contributed $84.6 million in revenue for the year ended December 31, 2014 as compared to the same period in 2013.  Gross revenue within Water and Transportation remained fairly consistent for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

For the year ended December 31, 2014, we had an operating loss of $341.6 million, which was a decrease of $533.9 million from the $192.4 million operating income for the year ended December 31, 2013.   Operating income was negatively impacted by the following significant project losses:

•

We are involved in a fixed price project in Australia through a consolidated 50/50 joint venture partnership with an Australian construction contractor to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia.  As of December 31, 2014, the total contract value of the joint venture project is $470 million and is approximately 35% complete overall, with engineering and procurement nearing completion and construction activities ramping up.  Due to a variety of issues related to the joint venture scope of work, we identified changes in estimated contract costs that resulted in charges to operations of $170.0 million and $110.0 million in the third and fourth quarters of 2014, respectively. This total of $280.0 million represents the total expected loss of the joint venture project at completion.  After considering the losses attributable to the noncontrolling interest in the joint venture held by our joint venture partner, the net impact on our pre-tax results of operations for third and fourth quarters of 2014 was $85.0 million and $55.0 million, respectively.   Management believes the project has suffered from substantial client interference related to numerous design changes, delays in providing timely access to site delivery facilities and access to certain construction materials.  These items have resulted in a significant increase in the cost to complete the project as well as a delay in the start of construction activities and possibly the ultimate delivery of the power facility.  While management believes the current estimated cost to complete the project represents the best estimate at this time, there is a significant amount of work that still needs to be performed on the project before achieving substantial completion and thus there can be no assurance that additional cost growth will not occur.  Management is currently in substantive negotiations with the client and is vigorously pursuing recovery of costs and schedule impacts with the assistance of external legal and commercial claims specialists.  A settlement, if reached, could significantly reduce the joint venture’s total anticipated loss at completion.  Management believes it will gain a better understanding during the first half of 2015 whether a negotiated settlement is possible, and, if so, how the terms of such settlement would impact the joint venture’s estimated costs at completion.  However, if these recovery steps are not successful, we might not be reimbursed by the client for previously incurred or potential future cost overruns and the joint venture might be assessed potential liquidated damages in excess of amounts already included in the current estimated loss at completion.

•

During the second half of 2014, we experienced significant cost growth on a Transportation fixed price contract to design and construct roadway improvements on an expressway in the southwestern U.S.  The cost growth was primarily caused by design and engineering changes deemed necessary after completion of a detailed design review was completed. The changes in design drove increases in materials quantities and caused schedule delays.  As a result of these changes in estimate, a charge to operations was recorded totaling $38.7 million for the year ended December 31, 2014, which represents the reversal of previously recognized profits as well as the total loss at completion which is estimated to be $36.2 million.  Management is assessing the recovery of cost and schedule delays from the client as a result of significant interference; however, at this time it is not possible to estimate these recoveries.  It is possible that we could incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss or if our plans to meet our revised schedule are not achieved.  These potential changes in estimates could be materially adverse to the Company’s results of operations and could include additional costs to complete the project as well as penalties assessed by the client if the project is not delivered by agreed upon dates.

•

During the first quarter of 2014, we experienced significant cost growth on a fixed-price contract to design and construct a new power generation facility in the northeastern United States.  The effect of these changes in estimates resulted in a charge to operations totaling $52.5 million in the first quarter of 2014 which includes both the reversal of previously recognized profits as well as the recording of the estimated total loss on the project at completion. In the third and fourth quarters of 2014, additional changes in estimates were identified as the project approached completion resulting in the recognition of an additional loss of $11.9 million.  These increases in costs resulted from multiple sources including a substantial decline in union labor productivity, poor subcontractor performance and the impacts of schedule delays caused by the above items and severe weather in the northeastern United States during the winter months of 2014. The project achieved substantial completion during the fourth quarter of 2014. Certain of our subcontractors have submitted claims against us requesting additional funding and, although we believe the majority of these claims to be without merit, we are in the process of resolving these disputes and there can be no assurances that the resolution will not result in additional losses.  Management is seeking recovery of a portion of the total project loss from various sources including change orders from the client. In addition, we are requesting relief from a portion of the liquidated damages assessed by the client through the date of substantial completion due to client interference and other remedies under the terms of the contract. There can be no assurance we will be successful in obtaining such recoveries.

•

During the first and second quarter of 2014, we experienced cost growth on a Facilities and Urban Environments project in our Europe region primarily due to productivity issues.  These changes in estimates negatively impacted our results of operations by $17.8 million for the year ended December 31, 2014.  Management has implemented various processes to assist in improving productivity rates and does not believe further losses will be incurred on this projects.  However, future results could differ from the current performance.

In addition to the above project specific items, the lower demand for new projects in the electronics and manufacturing industries discussed above in our domestic region and a decline in Middle Eastern planning support services for U.S. armed forces has also negatively impacted our operating profits during the year ended December 31, 2014.  While revenue volumes were down in our Energy business as discussed above, strong performance on a project management contract in Middle East as well as overhead cost control efforts within the group resulted in the Energy operating profits in the year ended December 31, 2014 declining only slightly from the 2013 amounts.

These declines in operating income were partially offset by improvements within the Water and Environment and Nuclear markets.  Our Water market benefited from a design-build project in the southwestern United States awarded during the second quarter of 2014 as well as an increase in the volume of operations management projects.  Within the Environment and Nuclear market, the TERA acquisition in the second quarter of 2014 accounted for an increase in operating income of $10.6 million in the year ended December 31, 2014.

Additionally, as discussed above, in the third and fourth quarter, we began to implement certain restructuring activities, including voluntary retirement program, workforce reductions, facilities consolidations, overhead cost reductions and evaluation of certain lines of business.  For the year ended December 31, 2014, we incurred $70.4 million for these restructuring activities which has been included in general and administrative expenses on the consolidated statements of operations.  Management also determined that the restructuring was a triggering event for purposes of requiring us to test goodwill for impairment and initiated an interim impairment test. Based upon our impairment testing,  we recorded a goodwill impairment loss of $64.2 million, of which $36.4 million related to our Power reporting unit within the Energy market and $27.8 million related to our Industrial and Advanced Technology and Urban Programs reporting units within our Facilities and Urban Environments market.  Additionally, we identified an impairment in our tradename intangibles of $9.1 million, related to our Power reporting unit within the Energy market.

Results of Operations for the Year Ended December 31, 2013 Compared to 2012

The following table summarizes our gross revenue by market for the year ended December 31, 2013 as compared to the year ended December 31, 2012:

	Twelve Months Ended
	December 31,		Change
($ in thousands)	2013	2012
Energy	$1,493,222	1,782,721	(289,499)	(16)%
Environment and Nuclear	1,318,777	1,424,504	(105,727)	(7)%
Facilities and Urban Environments	919,509	878,719	40,790	5%
Transportation	939,088	962,608	(23,520)	(2)%
Water	1,207,223	1,112,001	95,222	9%
Total	$5,877,819	6,160,553	(282,734)	(5)%

For the year ended December 31, 2013 as compared to the same period ended in 2012, gross revenue decreased by $282.7 million, or 5%.  The decline of gross revenue for the year ended December 31, 2013 as compared to the same period ended in 2012 was primarily driven by decreases within the Energy market and Environment and Nuclear market. The Energy market experienced a decrease of approximately $175.8 million in gross revenue during the year ended December 31, 2013 due to reduced revenue on three EPC power projects that began in late 2011 and reached their highest levels of field construction in early 2013. Additionally, lower demand for new power plants in the U.S., partially due to increased energy efficiency efforts, as well as decreases in new construction projects, primarily gas processing and pipeline projects in Canada, attributed to lower revenue from Energy in 2013 compared to 2012. Additionally, the Environment and Nuclear market had significantly lower gross revenue in 2013 as compared to 2012 primarily due to decreased volumes caused by reduced funding levels for large DOE projects and overall U.S. Federal government budget reductions related to the Budget Control Act.  However, strong commercial customer growth in all environmental service lines within the Environment and Nuclear market partially offset the decrease in federal spending. Within Facilities and Urban Environments, the increase in gross revenue primarily related to infrastructure revenue from Hurricane Sandy emergency response consulting services.  Gross revenue improvements within Water from the year ended December 31, 2013 as compared to the year ended December 31, 2012 were primarily due to additional domestic consulting wins as well as successful negotiations for additional work with existing design-build clients. Gross revenue within Transportation remained fairly consistent for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Operating income increased for the year ended December 31, 2013 compared to the same period in 2012 by $33.5 million, or 21%.  This increase was primarily attributable to growth in volume and margin for global consulting services, much of which relates to clients and markets acquired with Halcrow, and operational efficiencies in our Transportation market. Also contributing to the increased operating income within Transportation in 2013 was a $15.5 million gain on termination of Halcrow lease obligations.  The Energy market also had increased operating income for the year ended December 31, 2013 as compared to the same period ended December 31, 2012 in part due to higher margins on two power projects in the U.S. as well as an Australian project.  Additionally, the oil, gas, and chemical business within Energy had increases in operating income in 2013 as compared to 2012 due to higher margins on field services in Alaska, a  favorable resolution of a claim on a construction project in Alaska, and better performance on a gas project in the Middle East.  However, the increases in Energy operating income were offset by a $40.9 million charge on a fixed-price project to design and construct significant improvements to an existing power generation facility in northern California. That project reached substantial completion at the end of 2013.  Operating income was slightly lower in 2013 as compared to 2012 within the Environment and Nuclear market due to lower volumes on EPA projects and DOE projects and increased business development costs on U.S. Federal sector proposals and a Military of Defence (MOD) proposal.   Within Water, operating income decreased in the year ended December 31, 2013 as compared to December 31, 2012 due to lower margins on domestic consulting projects and design build projects.

Income Taxes

The income tax (benefit) provisions for the years ended December 31, 2014, 2013, and 2012 are as follows:

	Income Tax	Effective
($ in millions)	Provision	Tax Rate
2014	$(37.2)	17.0%
2013	$50.7	30.0%
2012	$52.1	35.9%

 The effective tax rate for the loss for the year ended December 31, 2014 was a benefit of 24.5% compared to a provision of 30.0%, respectively for the same periods in the prior year.  The effective tax rate in 2014 was lower than the expected statutory rates due to the negative impacts of the nondeductible portion of our goodwill impairment charges, determination that no domestic production activities deduction was available, nondeductible permanent items, and the recording of a valuation allowance against certain foreign tax credits.  During the fourth quarter of 2013 the company restructured the legal ownership of certain foreign operations which enabled the company to utilize tax attributes and reduced the effected tax rate for that quarter and the year; these did not repeat in 2014. Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non‑deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our tax provision by recording a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2014 and 2013, we reported a valuation allowance of $269.2 million and $227.0 million, respectively, related primarily to the reserve of certain foreign net loss carryforwards.

Loss attributable to noncontrolling interests

For the year ended December 31, 2014, we had a loss attributable to noncontrolling interests of $137.1 million as compared to income attributable to noncontrolling interests of $12.8 million for the year ended December 31, 2013. The significant loss in the 2014 period is due to a consolidated joint venture partnership with an Australian construction contractor involved in a power project in Australia recording an estimated project loss of $280.0 million.  See discussion above in Results of Operations for the Year Ended December 31, 2014 and 2013 for a description of the Australian joint venture.  As a result of the joint venture structure, half of the total project loss, or $140.0 million, was recorded as a loss attributable to a noncontrolling interest during the year ended December 31, 2014.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are working capital, acquisitions, capital expenditures and purchases of stock presented on our internal market. We maintain a domestic cash management system which provides for cash sufficient to satisfy financial obligations as they are submitted for payment and any excess cash in domestic bank accounts is applied against any outstanding swingline debt held under our credit facility described below. We maintain entities to do business in countries around the world and as a result hold cash in international bank accounts to fund the working capital requirements of those operations.  At December 31, 2014 and December 31, 2013, cash totaling $99.2 million and $247.8 million, respectively, was held in wholly-owned subsidiary foreign bank accounts.

In addition, as is common within our industry, we partner with other EPC firms on specific projects to leverage the skills of the respective partners and decrease our risk of loss. Often projects of this nature require significant cash contributions and the joint ventures created may retain cash earned while the project is being completed.  Cash and cash equivalents on our consolidated balance sheets include cash held within these consolidated joint venture entities which is used for operating activities of those joint ventures. As of December 31, 2014 and December 31, 2013, cash and cash equivalents held in our consolidated joint ventures and reflected on the consolidated balance sheets totaled $45.4 million and $112.2 million, respectively.

As of December 31, 2014, our total consolidated cash and cash equivalents balance was $131.5 million, as compared to $294.3 million as of December 31, 2013. This decrease of $162.8 million was primarily a result of using cash previously held in foreign bank accounts in the purchase of the assets of TERA as discussed above.

During the twelve months ended December 31, 2014, cash provided by operations was $52.8 million compared to $93.2 million for the same period last year. Cash flows from operations primarily result from earnings on our operations and changes in our working capital.  Earnings from our operations and our working capital requirements can vary significantly from period to period based primarily on the mix of our projects underway and their stage of completion.  The decrease of $40.4 million in cash provided by operations during the current period was primarily attributable to a decrease in earnings of $449.8 million, offset by increases in reserves and other working capital liabilities of $418.8 million, which included the non-cash reserves recorded on estimated project losses of $222.4 million.  Additionally, in the 2014 period, we benefited from a decrease in working capital components of $260.7 million, including a $73.3 million increase in accounts payable and accrued subcontractor costs and a decrease of $13.6 million in receivables and unbilled revenue.  In the twelve month period ended December 31, 2013, our cash flow from operations was negatively affected by an increase in working capital components of $158.1 million offset by an increase in earnings of $32.9 million from the same period in the prior year.  The prior period working capital changes included a $100.9 million decrease in accounts payable and accrued subcontractor cost increases in receivables and unbilled revenue of $42.2 million.

We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on our assessment at December 31, 2014, we have deemed the allowance for doubtful accounts to be adequate; however, economic conditions may adversely impact some of our clients’ ability to pay our bills or the timeliness of their payments.

Cash used in investing activities was $161.9 million for the twelve months ended December 31, 2014 compared to $57.9 million for the same period in 2013. The majority of cash used in our investing activities in the year ended December 31, 2014 related to the $86.6 million cash payment for the TERA acquisition.  Another factor contributing to the increase in cash used in investing activities relates to the significant decrease in cash distributions of earnings from our unconsolidated joint ventures.  We periodically make working capital advances to certain of our unconsolidated joint ventures and, such advances are repaid to us from the joint ventures in the normal course of the joint venture activities.  In addition, capital calls requiring cash contributions to the joint venture are required if the joint venture is operating in a loss position.  During the year ended December 31, 2014, we received cash disbursements from our unconsolidated joint ventures of $14.3 million, including a distribution of $10.2 million from a major domestic nuclear joint venture project, compared to $70.7 million in the nine month period ended December 31, 2013, which included a distribution of $49.1 million from a major domestic nuclear joint venture and $20.2 million from an international transportation joint venture.  These increases in cash used in investing activities for the year ended December 31, 2014 as compared to the same period in 2013 were offset by a $24.6 million reduction in investments in unconsolidated affiliates as well as an $18.3 million reduction in capital expenditures.  Capital expenditures in the year ended 2014 and the year ended December 31, 2013 were primarily related to upgrades we made to our enterprise resource planning system, equipment purchases to support our Energy market projects on the North Slope of Alaska and improvements to our office facilities.

Cash used in financing activities was $41.0 million for the twelve months ended December 31, 2014 compared to cash used in financing activities of $38.4 million for the same period in 2013.  The primary factor contributing to the increase in cash used in financing activities was an $18.3 million increase in repurchases and retirements of common stock in the year ended December 31, 2014 as compared to the same period ended 2013.  Our amended credit agreement, which is discussed below, includes certain limitations on the amount the Company can spend on future stock repurchases.  Additionally, there was a $16.9 million decrease in net borrowings on long-term debt, primarily from our credit facility.  Our net borrowings totaled $122.0 million and $138.9 million for the years ended December 31, 2014 and 2013, respectively.  These increases in cash used in financing activities was partially offset by a $27.0 million payment on the termination of Halcrow lease obligations made in September of 2013.

We finance our operations, acquisitions and capital expenditures using a variety of capital vehicles including an unsecured revolving credit facility.  On March 28, 2014, we amended and restated our Credit Agreement (“Second Amended and Restated Credit Agreement”) to provide for an unsecured revolving Credit Facility of $1.1 billion (the

“Credit Facility”), to extend its maturity to March 28, 2019, to increase the capacity of certain subfacilities and to improve our borrowing rates. Under the terms of the Second Amended and Restated Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $350.0 million.  The revised Credit Facility has a subfacility for the issuance of standby letters of credit in a face amount up to $750.0 million and a subfacility up to $300.0 million for multicurrency borrowings.

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
•

Limited the amount CH2M HILL may spend to repurchase its common stock in connection with its employee stock ownership program to an aggregate of $45 million for the third and fourth quarters of 2014 and an additional $45 million in 2015 (with a rollover of unused 2014 amounts to 2015), and both the repurchase of shares of common stock in the internal market and legally required repurchases of common stock held in benefit plan accounts are applied towards these limits (although legally required repurchases of common stock held in benefit plan accounts are allowed in excess of such limits);

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

As of December 31, 2014, we were in compliance with the covenants required by the First Amendment to Credit Agreement. There can be no assurance that the capacity under this facility will be adequate to fund future operations or future acquisitions that we may pursue from time to time.

At December 31, 2014,  $492.6 million in borrowings were outstanding on the Credit Facility, compared to $376.8 million at December 31, 2013. The average rate of interest charged on that balance was 1.67% as of December 31, 2014. At December 31, 2014, company-wide issued and outstanding letters of credit and bank guarantee facilities were $199.3 million, compared to $201.9 million at December 31, 2013.

 Our borrowing capacity under the Credit Facility is limited by a maximum consolidated leverage ratio, which is based on a multiple of an adjusted earnings before interest, taxes, depreciation and amortization calculation, and other outstanding obligations of the Company.  Therefore, our remaining borrowing capacity is not simply a function of the amount of the Credit Facility less outstanding borrowings on the line of credit, outstanding letters of credit and bank guarantees.  As of December 31, 2014, the remaining unused borrowing capacity under the Credit Facility was approximately $200.0 million.

For the quarter ended September 30, 2014, we spent $10.7 million towards clearing the internal market on September 26, 2014.   Additionally, we spent $9.3 million on legally required repurchases of common stock held in benefit plan accounts during the same period.  For the quarter ended December 31, 2014, we spent $18.7 million for legally required repurchases of common stock held in the benefit plan accounts on the December 16, 2014 trade date.  Additionally, we spent $6.3 million towards clearing the internal market, which was the remainder of the $25.0 million maximum amount permitted under the covenants required by the First Amendment to the Credit Agreement.

Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash, we may either choose to finance new opportunities using borrowings under our Credit Facility or other debt. In some instances we may use a combination of one or more of these financing mechanisms.

Off‑Balance Sheet Arrangements

We have interests in multiple joint ventures, some of which are unconsolidated variable interest entities, to facilitate the completion of contracts that are jointly performed with our joint venture partners. These joint ventures are formed to leverage the skills of the respective partners and include consulting, construction, design, project management and operations and maintenance contracts. Our risk of loss on joint ventures is similar to what the risk of loss would be if the project was self‑performed, other than the fact that the risk is shared with our partners. See further discussion in Note 3—Variable Interest Entities and Equity Method Investments of the Notes to the Consolidated Financial Statements in Item 15, of this Annual Report on Form 10‑K.

There were no substantial changes to other off‑balance sheet arrangements or contractual commitments during the twelve months ended December 31, 2014.

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

We believe that we will be able to continue to have access to professional liability and general casualty insurance, as well as bonds, with sufficient coverage limits, and on acceptable financial terms necessary to support our business. The cost of such coverage has remained stable during 2014. For additional information, see Item 1A. Risk Factors.

Our risk management personnel continuously monitor the developments in the insurance market. The financial stability of the insurance and surety providers is one of the major factors that we take into account when buying our insurance coverage. Currently our insurance and bonds are purchased from several of the world’s leading and financially stable providers often in layered insurance or co‑surety arrangements. The built‑in redundancy of such arrangements usually enables us to call upon existing insurance and surety suppliers to fill gaps that may arise if other such suppliers become financially unstable.

Contractual obligations outstanding as of December 31, 2014 are summarized below:

	Amount of Commitment Expiration Per Period
($ in millions)	Less than				Total Amount
Contractual Obligations	1 Year	1‑3 Years	4‑5 Years	Over 5 Years	Committed
Letters of credit	$71.8	$20.4	$35.1	$35.1	$162.4
Bank guarantees	32.8	2.5	0.6	1.0	36.9
Long-term debt	5.0	6.4	498.8	2.8	513.0
Interest payments[1]	9.0	17.4	16.9	0.1	43.4
Operating lease obligations	95.2	144.0	83.6	124.8	447.6
Surety and bid bonds	783.5	527.6	22.3	0.1	1,333.5
Total	$997.3	$718.3	$657.3	$163.9	$2,536.8

1The interest payments on the revolving credit facility are based on the borrowings outstanding as of December 31, 2014 at the expected interest rate over the period outstanding.

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

Although our significant accounting policies are described in the Notes to Consolidated Financial Statements in Item 15. of this Annual Report on Form 10‑K, below is a summary of our most critical accounting policies.

Revenue Recognition

We earn revenue from different types of services performed under various types of contracts, including cost-plus, fixed-price and time-and-materials. We evaluate contractual arrangements to determine how to recognize revenue. We primarily perform engineering and construction related services and recognize revenue for these contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contract. In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, and achievement of contract performance standards. We record the cumulative effect of changes in contract revenue and cost at completion in the period in which the changed estimates are determined to be reliably estimable.

Below is a description of the three basic types of contracts from which we may earn revenue using the percentage‑of‑completion method:

Cost‑Plus Contracts.  Cost‑plus contracts can be cost plus a fixed fee or rate, or cost plus an award fee. Under these types of contracts, we charge our clients for our costs, including, both direct and indirect costs, plus a fixed negotiated fee or award fee. We generally recognize revenue based on the actual labor costs and non‑labor costs we incur, plus the portion of the fixed fee or award fee we have earned to date.

In the case of a cost‑plus award fee, we include in the total contract value the portion of the fee that we are probable of receiving. Award fees are influenced by the achievement of contract milestones, cost savings and other factors.

Fixed Price Contracts.  Under fixed price contracts, our clients pay us an agreed amount negotiated in advance for a specified scope of work. For engineering and construction contracts, we recognize revenue on fixed price contracts using the percentage‑of‑completion method where direct costs incurred to date are compared to total projected direct costs at contract completion. Prior to completion, our recognized profit margins on any fixed price contract depend on the accuracy of our estimates and will increase to the extent that our actual costs are below the original estimated amounts. Conversely, if our costs exceed these estimates, our profit margins will decrease and we may realize a loss on a project.

Time‑and‑Materials Contracts.  Under our time‑and‑materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we expend on a project. In addition, clients reimburse us for our actual out‑of‑pocket costs of materials and other direct expenditures that we incur in connection with our performance under the contract. Our profit margins on time‑and‑materials contracts fluctuate based on actual labor and overhead costs that we directly charge or allocate to contracts compared with the negotiated billing rate and markup on other direct costs. Some of our time‑and‑materials contracts are subject to maximum contract values, and accordingly, revenue under these contracts is recognized under the percentage‑of‑completion method where costs incurred to date are compared to total projected costs at contract completion. Revenue on contracts that is not subject to maximum contract values is recognized based on the actual number of hours we spend on the projects plus any actual out‑of‑pocket costs of materials and other direct expenditures that we incur on the projects.

Operations and Maintenance Contracts.  A portion of our contracts are operations and maintenance type contracts.  Revenue is recognized on operations and maintenance contracts on a straight-line basis over the life of the contract once we have an arrangement, service has begun, the price is fixed or determinable and collectability is reasonably assured.

For all contract types noted above, change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and when the change order can be estimated. Management evaluates when a change order is probable based upon its experience in negotiating change orders, the customer’s written approval of such changes or separate documentation of change order costs that are identifiable.

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

Goodwill

Goodwill represents the excess of costs over fair value of the assets of businesses we have acquired.  Goodwill acquired in a purchase business combination is not amortized, but instead, is tested for impairment at least annually in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC 350”), as amended under Accounting Standards Update 2011-08 (“ASU 2011-08”).  Our annual goodwill impairment test is conducted as of October 1st of each year, however, upon the occurrence of certain triggering events, we are also required to test for impairment at dates other than the annual impairment testing date.    In performing the annual impairment test, we evaluate our goodwill at the reporting unit level.  Under the guidance of ASC 350, we have the option to assess either quantitative or qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying amounts.  If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts, then the next step of the impairment test is unnecessary.  If we conclude otherwise, then we are required to test goodwill for impairment under the two-step process.  The two-step process involves comparing the estimated fair value of each reporting unit to the unit’s carrying value, including goodwill.  If the carrying value of a reporting unit does not exceed its fair value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, we would then perform a second step to measure the amount of goodwill impairment loss to be recorded.  We determine the fair value of our reporting units using a combination of the income approach, the market approach, and the cost approach.  The income approach calculates the present value of future cash flows based on assumptions and estimates derived from a review of our expected revenue growth rates, profit margins, business plans, cost of capital and tax rates for the reporting units.  Our market based valuation method estimates the fair value of our reporting units by the application of a multiple to our estimate of a cash flow metric for each business unit.  The cost approach estimates the fair value of a reporting unit as the net replacement cost using current market quotes.

Pension and Postretirement Employee Benefits

The unfunded or overfunded projected benefit obligation of our defined benefit pension plans and other postretirement benefits are recorded in our consolidated financial statements using actuarial valuations that are based on many assumptions. These assumptions primarily include discount rates, rates of compensation increases for participants, mortality rates, and long‑term rates of return on plan assets. We use judgment in selecting these assumptions each year because we have to consider not only the current economic environment in each host country, but also future market trends, changes in interest rates and equity market performance. Our plan liabilities are most sensitive to changes in the discount rates, which if reduced by 25 basis points, plan liabilities for the U.S. and non‑U.S. plans would increase by approximately $10.0 million and $55.0 million, respectively. For the year ended December 31, 2014, the combined U.S. and non-U.S. pension plan benefit obligation increased by $136.6 million primarily due to changes in the discount rate assumptions, which decreased for both the U.S and Non-U.S. pension plans, as well as a change in the U.S. pension plan mortality rates, which were based on recent studies by the Society of Actuaries indicating mortality improvements.  As a result of these actuarial assumption changes, accumulated other comprehensive income within consolidated equity decreased by $111.9 million.  Changes in these assumptions have an immaterial impact on our net periodic pension costs as most of our defined benefit arrangements have been closed to new entrants and ceased future accruals.  Under current accounting guidance, any increase in expense resulting from changes in assumptions is recognized over time.

Recent Accounting Standards

Refer to Recent Accounting Standards in Note 1 to our Consolidated Financial Statements in Item 15 below.

Commitments and Contingencies

Refer to Note 18 – Commitments and Contingencies within our Consolidated Financial Statements in Item 15.

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

As disclosed in CH2M HILL’s 10-Q for the first quarter of 2014, pursuant to these authorizations related to its wind-down activities, in the first quarter of 2014, Halcrow paid an amount equal to $278 from an account with Bank Tejarat, an Iranian bank designated under Executive Order 13382, to Halcrow’s non-designated counsel in Iran to be used for the payment of taxes. Halcrow also made a payment equal to $13,085 from an account with Bank Tejarat to Bank Melli, an Iranian bank designated under Executive Order 13382, in relation to fees for the temporary extension of two guarantees issued for a former client in connection with a completed project. As these wind-down activities involved only the payment of expenses without associated gross receipts, no net profits were attributable to such wind-down activities in the first quarter of 2014.

As disclosed in CH2M HILL’s 10-Q for the second quarter of 2014, pursuant to these authorizations related to its wind-down activities, in the second quarter of 2014, Halcrow received a payment in the amount of $295,363 into its bank account with Bank Tejarat, an Iranian bank designated under Executive Order 13382, from a former customer related to a project completed in 2005. Halcrow also made payments totaling an amount equal to $5,737 from an account with Bank Tejarat to its non-designated counsel in Iran, as well as to other administrative personnel, for services rendered and expenses related to the wind-down activities. Halcrow transferred the remaining funds in the Bank Tejarat accounts, in an amount equal to $328,328, to a non-designated bank outside of Iran and closed its Bank Tejarat accounts.  As previously disclosed, there were net profits attributable to the wind-down activities in the second quarter of 2014.

Pursuant to its OFAC authorization related to its wind-down activities, in the fourth quarter of 2014, Halcrow made a payment via cash deposit in an amount equal to $2,065 to the Dubai branch of Bank Melli, an Iranian bank designated under Executive Order 13382, in relation to fees for the temporary extension of two guarantees issued by Bank Melli for a former client in connection with a completed project, pending the termination of those guarantees.   As these wind-down activities involved only the payment of expenses, no net profits were attributable to the wind-down activities in the fourth quarter of 2014.

All of these activities (which were denominated in Iranian Rials and/or United Arab Emirates Dirham) were reported to OFAC and/or HMT per the requirements of Halcrow’s authorizations. Once all remaining wind-down activities are complete in accordance with the authorizations received from OFAC and HMT, Halcrow does not intend to continue such activities.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

Foreign currency exchange rates.    We operate in many countries around the world and as a result, are exposed to foreign currency exchange rate risk on transactions in numerous countries. We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as intercompany trade balances among our entities with differing currencies. In order to mitigate this risk, we enter into derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. As of December 31, 2014, the foreign exchange contracts outstanding were insignificant and not material.

Interest rates.  Our interest rate exposure is primarily limited to our unsecured revolving Credit Facility. As of December 31, 2014 the outstanding balance on the unsecured revolving Credit Facility was  $492.6 million. We have assessed the market risk exposure on this financial instrument and determined that any significant change to the fair value of this instrument would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured Credit Facility, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $4.9 million.

Item 8.  Financial Statements and Supplementary Data

Reference is made to the information set forth beginning on page F‑1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation as of the last day of the period covered by this Annual Report on Form 10‑K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework).

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

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F‑1.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information required by this item is incorporated by reference from CH2M HILL’s definitive proxy statement for its 2015 Annual Meeting of Stockholders. Information regarding the executive officers of CH2M HILL is presented below:

EXECUTIVE OFFICERS OF CH2M HILL

The executive officers of CH2M HILL are listed below, along with their ages, tenure as officer and business background for at least the last five years.

Jacqueline C. Hinman. Age 53. Ms. Hinman is the Chairman of the Board of Directors of CH2M HILL since September 2014 and has been the President and Chief Executive Officer of CH2M HILL since January 2014.  She previously served as the Senior Vice President and President of the International Division of CH2M HILL from 2012 to 2014, and served as the President of the Facilities and Infrastructure Division from 2011 until 2012, and served as the Vice President, Major Programs and Executive Director for Mergers and Acquisitions between 2009 and 2010.

Lisa Glatch. Age 52.  Ms. Glatch is the Executive Vice President of Client Solutions and Sales of CH2M HILL since April 2014.  She previously served as Senior Vice President of Global Sales and Vice President of Denver Operations Upstream Oil and Gas Region for Jacobs Engineering Group Inc (engineering company) from April 2012 through March 2014.  From 1986 to 2010, Ms. Glatch was with Fluor Corp (engineering company) serving in various capacities from 1986 through 2010 including the Senior Vice President of Energy and Chemicals from 2009 to 2010.

John A. Madia. Age 59. Mr. Madia is the Chief Human Resources Officer of CH2M HILL since November 2009. He joined CH2M HILL in 2009 as Senior Vice President of Human Resources and became an Executive Vice President in February 2014. Mr. Madia came to CH2M HILL from Dow Chemical Company where he was Vice President of Human Resources from 2006 to 2009.

Gary L. McArthur. Age 54. Mr.  McArthur is the Executive Vice President and Chief Financial Officer of CH2M HILL.  He joined CH2M HILL in August 2014.  Prior to joining CH2M HILL, he served as the Chief Financial Officer of Harris Corporation (international communications and information technology company) since 2006, and in various other financial positions since 1997.

Thomas M. McCoy. Age 64. Mr. McCoy is the Executive Vice President, General Counsel and Corporate Secretary of CH2M HILL.  He joined CH2M HILL in September 2014. Prior to joining CH2M HILL, he was a partner in the law firm of O’Melveny & Myers since 2011 and from 1977 to 1995.  From 1995 through 2010, Mr. McCoy served first as the Senior Vice President, General Counsel and Secretary of Advance Micro Devices, Inc. (semiconductor company) and then as the Executive Vice President, General Counsel, Secretary and Chief Administrative Officer of Advanced Micro Devices, Inc.

Gregory T. McIntyre.  Age 56.  Mr. McIntyre is the President, Global Business Groups of CH2M HILL since January 1, 2015 and the Corporate Vice President and Global Market President, Water Business Group since January 1, 2014. He previously served as the Managing Director of CH2M HILL’s International Infrastructure business since 2012. Prior to that role, Mr. McIntyre served as the Managing Director of Halcrow (engineering company), acquired by CH2M HILL in 2011, and a member of its board of directors, and oversaw the integration of the Halcrow operations into CH2M HILL. He was the Deputy Program Manager and CH2M HILL Managing Director for CLM Delivery Partner, the

delivery partner to the Olympic Delivery Authority for the London 2012 Olympics and Paralympic Games, between 2010 and 2011. Mr. McIntyre also served as the Global Operations Director for CH2M HILL’s water business between 2004 and 2010. Mr. McIntyre joined CH2M HILL in 1981.  Mr. McIntyre is a member of the Board of Directors of CH2M HILL.

JoAnn Shea. Age 50. Ms. Shea is Vice President, Chief Accounting Officer and Controller of CH2M HILL since August 2014.  She previously served as the Interim Chief Financial Officer from February to August of 2014. Before that, she served as Chief Accounting Officer of CH2M HILL since 2006 and Vice President and Controller since 2003. She also served as Interim Chief Financial Officer of CH2M HILL from May to November of 2010.

Elisa M. Speranza. Age 54.  Ms. Speranza is the Senior Vice President and Chief Communications Officer of CH2M HILL since May 2014.  She previously served as the Global Managing Director of Corporate Affairs from January to May of 2014. She previously served as President of the Operations & Maintenance business group of CH2M HILL from 2008 until 2013. Ms. Speranza joined CH2M HILL in 2001 and has served in various roles during her tenure. Ms. Speranza is a member of the Board of Directors of CH2M HILL.

Michael A. Szomjassy. Age 64. Mr. Szomjassy is an Executive Vice President and is the Chief Delivery Officer and Chief Operational Excellence Officer of CH2M HILL since June 2014.  He previously served as the President of the Energy Market of CH2M HILL from January to June of 2014 and became an Executive Vice President in February 2014. Before that, he served as President of the Energy, Water and Facilities Division since September 2012 and as President of the Environmental Services business of CH2M HILL from 2011 until September 2012. Between 2007 and 2010, Mr. Szomjassy served as the Deputy Program Director for the CLM Delivery Partner, a joint venture providing program management services to the Olympic Delivery Authority for the London 2012 Olympic and Paralympic Games.  Mr. Szomjassy is a member of the Board of Directors of CH2M HILL.

There are no family relationships among the executive officers or directors of CH2M HILL. The executive officers are elected by the Board of Directors each year and hold office until the organizational meeting of the Board in the next subsequent year and until his or her successor is chosen or until his or her earlier death, resignation or removal.

Item 11.  Executive Compensation

Information required by this item is incorporated by reference from CH2M HILL’s definitive proxy statement for its 2015 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from CH2M HILL’s definitive proxy statement for its 2015 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference from CH2M HILL’s definitive proxy statement for its 2015 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services

Information required by this item is incorporated by reference from CH2M HILL’s definitive proxy statement for its 2015 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Documents Filed as Part of this Report

1.Financial Statements

2.Financial Statement Schedules and Other

All financial statement schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto, or because such schedules are not applicable.

3.Exhibits

The Exhibits required by this item are listed in the Exhibit Index. Each management contract and compensatory plan or arrangement is denoted with a “+” in the Exhibit Index.

Exhibit Number	Description
3.1	Certificate of Incorporation of CH2M HILL Companies, Ltd. (filed as Exhibit 3.1 to CH2M HILL’s Form 8‑K on July 5, 2011 (Commission File No. 000‑27261), and incorporated herein by reference)
3.2

Certificate of Amendment of Certificate of Incorporation of CH2M HILL Companies, Ltd. (filed as Exhibit 3.1 to CH2M HILL’s Form 10‑Q for the quarter ended June 30, 2013 (Commission File No. 000‑27261), and incorporated herein by reference)

3.3	Amended and Restated Bylaws of CH2M HILL Companies, Ltd. (filed as Exhibit 3.1 to CH2M HILL’s Form 8‑K on September 17, 2013 (Commission File No. 000‑27261), and incorporated herein by reference)
+10.1

CH2M HILL Companies, Ltd. Amended and Restated Short Term Incentive Plan effective January 1, 2012 (filed as Exhibit 10.2 to CH2M HILL’s Form 10‑Q for the quarter ended June 30, 2012 (Commission File No. 000‑27261), and incorporated herein by reference)

+10.2

CH2M HILL Companies, Ltd. Amended and Restated Long Term Incentive Plan effective January 1, 2011 (filed as Exhibit 10.3 to CH2M HILL’s Form 10‑K for the year ended December 31, 2011 (Commission File No. 000‑27261), and incorporated herein by reference)

+10.3

CH2M HILL Companies, Ltd. Amended and Restated 2009 Stock Option Plan, effective May 7, 2012 (filed as Exhibit 10.1 to CH2M HILL’s Form 8‑K on May 11, 2012 (Commission File No. 000‑27261), and incorporated herein by reference)

+10.4

CH2M HILL Companies, Ltd. Amended and Restated Restricted Stock Plan effective September 13, 2013 (filed as Exhibit 10.4 to CH2M HILL’s Form 10‑K for the year end December 31, 2013 (Commission File No. 000‑27261), and incorporated herein by reference)

*+10.5	CH2M HILL Companies, Ltd. Amended and Restated Deferred Compensation Plan effective November 13, 2014
*+10.6	CH2M HILL Companies, Ltd. Supplemental Executive Retirement and Retention Plan effective September 19, 2014 (Commission File No. 002‑27261)
+10.7

Form of Change of Control Agreement between CH2M HILL Companies, Ltd. and employee directors and executive officers, effective as of July 1, 2010 (filed as Exhibit 10.1 to CH2M HILL’s Form 10‑Q for the quarter ended September 30, 2010, (Commission File No. 002‑27261), and incorporated herein by reference)

+10.8

CH2M HILL Companies, Ltd. Death Benefit Only Plan effective September 13, 2012 (filed as Exhibit 10.1 to CH2M HILL’s Form 10‑Q for the quarter ended September 30, 2012 (Commission File No. 000‑27261), and incorporated herein by reference)

10.9

Contract with Neidiger Tucker Bruner, Inc. dated as of July 1, 2006 (filed as Exhibit 10.12 to CH2M HILL’s Form 10‑K for the year ended December 31, 2010 (Commission File No. 000‑27261), and incorporated herein by reference)

10.10

Addendum to Contract with Neidiger Tucker Bruner, Inc. dated as of February 11, 2011 (filed as Exhibit 10.1 to CH2M HILL’s Form 10‑Q for the quarter ended March 31, 2011 (Commission File No. 000‑27261), and incorporated herein by reference)

10.11

Addendum to Contract with Neidiger Tucker Bruner, Inc. dated as of June 21, 2012 (filed as Exhibit 10.4 to CH2M HILL’s Form 10‑Q for the quarter ended June 30, 2012 (Commission File No. 000‑27261), and incorporated herein by reference)

10.12

Addendum to Contract with Neidiger, Tucker, Bruner, Inc. dated as of June 6, 2014 (filed as Exhibit 10.1 to CH2M HILL’s Form 10‑Q for the quarter ended June 30, 2014 (Commission File No. 000‑27261), and incorporated herein by reference)

10.13

Second Amended and Restated Credit Agreement dated as of March 28, 2014, by and among CH2M HILL Companies, Ltd. and certain of its subsidiaries, Wells Fargo Bank, National Association, and other lenders as party thereto (filed as Exhibit 10.2 to CH2M HILL’s Form 10‑Q for the quarter ended March 30, 2014 (Commission File No. 000‑27261), and incorporated herein by reference)

10.14

First Amendment to Credit Agreement dated as of September 26, 2014, by and among CH2M HILL Companies, Ltd. and certain of its subsidiaries, Wells Fargo Bank, National Association, and other lenders as party thereto (filed as Exhibit 10.2 to CH2M HILL’s Form 10‑Q for the quarter ended September 30, 2014 (Commission File No. 000‑27261), and incorporated herein by reference)

+10.15

Resignation, Waiver and General Release & Mutual Non-Disparagement Agreement dated February 6, 2014 between CH2M HILL and Michael A. Lucki (filed as Exhibit 10.1 to CH2M HILL’s Form 8-K on February 20, 2014 (Commission File No. 000-27261), and incorporated herein by reference)

+10.16

Retirement Transition Agreement between CH2M HILL and Lee A. McIntire dated June 27, 2014 (filed as Exhibit 10.1 to CH2M HILL’s Form 8-K on September 11, 2014 (Commission File No. 000-27261), and incorporated herein by reference)

*21.1	Subsidiaries of CH2M HILL Companies, Ltd.
*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
*24.1	Power of Attorney authorizing signature
*31.1	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
*31.2	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

*32.1	Written Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350)
*32.2	Written Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350)
*99.1	Internal Market Rules effective November 14, 2014
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith

+Indicates management contract or compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CH2M HILL Companies, Ltd.:

We have audited the accompanying consolidated balance sheets of CH2M HILL Companies, Ltd. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CH2M HILL Companies, Ltd. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, CH2M HILL Companies, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

KPMG LLP

Denver, Colorado

February 25, 2015

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$131,477	$294,261
Available‑for‑sale securities	—	1,074
Receivables, net—
Client accounts	697,168	779,159
Unbilled revenue	660,227	611,197
Other	22,447	21,503
Income tax receivable	31,369	15,999
Deferred income taxes	5,968	51,379
Prepaid expenses and other current assets	74,413	80,923
Total current assets	1,623,069	1,855,495
Investments in unconsolidated affiliates	94,340	92,287
Property, plant and equipment, net	258,160	226,425
Goodwill	533,975	573,487
Intangible assets, net	91,379	96,658
Deferred income taxes	250,055	129,591
Employee benefit plan assets and other	90,324	82,454
Total assets	$2,941,302	$3,056,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long‑term debt	$5,028	$4,099
Accounts payable and accrued subcontractor costs	530,822	463,516
Billings in excess of revenue	336,063	358,590
Accrued payroll and employee related liabilities	289,330	337,546
Other accrued liabilities	406,991	188,600
Total current liabilities	1,568,234	1,352,351
Long-term employee related liabilities	671,581	574,816
Long-term debt	508,021	387,023
Other long-term liabilities	105,898	99,623
Total liabilities	2,853,734	2,413,813
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, Class A $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 27,323,570 and 28,782,277 issued and outstanding at December 31, 2014 and 2013, respectively	273	288
Additional paid‑in capital	—	—
Retained earnings	484,842	763,095
Accumulated other comprehensive loss	(272,357)	(138,963)
Total CH2M HILL stockholders’ equity	212,758	624,420
Noncontrolling interests	(125,190)	18,164
Total equity	87,568	642,584
Total liabilities and stockholders’ equity	$2,941,302	$3,056,397

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands except per share amounts)

	For The Years Ended December 31,
	2014	2013	2012
Gross revenue	$5,413,469	$5,877,819	$6,160,553
Equity in earnings of joint ventures and affiliated companies	54,918	54,010	63,674
Operating expenses:
Direct cost of services and overhead	(4,643,540)	(4,686,005)	(4,967,318)
General and administrative	(1,093,121)	(1,053,462)	(1,098,070)
Impairment losses on goodwill and intangibles	(73,312)	—	—
Operating (loss) income	(341,586)	192,362	158,839
Other income (expense):
Interest income	704	1,742	1,496
Interest expense	(14,926)	(12,244)	(9,972)
(Loss) income before benefit (provision) for income taxes	(355,808)	181,860	150,363
Benefit (provision) for income taxes	37,206	(50,708)	(52,066)
Net (loss) income	(318,602)	131,152	98,297
Less: Loss (income) attributable to noncontrolling interests	137,065	(12,818)	(5,321)
Net (loss) income attributable to CH2M HILL	$(181,537)	$118,334	$92,976
Net (loss) income attributable to CH2M HILL per common share:
Basic	$(6.42)	$4.00	$2.99
Diluted	$(6.42)	$3.96	$2.95
Weighted average number of common shares:
Basic	28,256,864	29,612,309	31,081,679
Diluted	28,256,864	29,889,844	31,483,901

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive (Loss) Income

(Dollars in thousands)

	Year ended December 31,
	2014	2013	2012
Net (loss) income	$(318,602)	$131,152	$98,297
Other comprehensive loss:
Foreign currency translation adjustments	(23,903)	(4,596)	13,384
Benefit plan adjustments, net of tax	(109,279)	(3,053)	(83,066)
Unrealized (loss) gain on available-for-sale securities:
Loss on available-for-sale securities and other, net of tax	(27)	(642)	(133)
Less: reclassification adjustment for gains included in net income, net of tax	(185)	—	—
Other comprehensive loss	(133,394)	(8,291)	(69,815)
Comprehensive (loss) income	(451,996)	122,861	28,482
Less: comprehensive (loss) income attributable to noncontrolling interests	(137,065)	12,818	5,321
Comprehensive (loss) income attributable to CH2M HILL	$(314,931)	$110,043	$23,161

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Interest	Equity
Balance at December 31, 2011	31,050,654	$311	$—	$717,103	$(60,855)	$9,754	$666,313
Net income	—	—	—	92,976	—	5,321	98,297
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	—	—	13,383	1	13,384
Benefit plan adjustments, net of tax	—	—	—	—	(83,066)	—	(83,066)
Unrealized loss on equity investments, net of tax	—	—	—	—	(133)	—	(133)
Distributions to affiliates, net	—	—	—	—	—	(2,028)	(2,028)
Shares issued in connection with stock based compensation and employee benefit plans	1,236,561	12	81,142	—	—	—	81,154
Shares purchased and retired	(2,442,025)	(25)	(81,142)	(76,046)	—	—	(157,213)
Balance at December 31, 2012	29,845,190	$298	$—	$734,033	$(130,671)	$13,048	$616,708
Net income	—	—	—	118,334	—	12,818	131,152
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	—	—	(4,597)	1	(4,596)
Benefit plan adjustments, net of tax	—	—	—	—	(3,053)	—	(3,053)
Unrealized loss on equity investments, net of tax	—	—	—	—	(642)	—	(642)
Distributions to affiliates, net	—	—	—	—	—	(7,703)	(7,703)
Shares issued in connection with stock based compensation and employee benefit plans	1,115,748	11	64,572	—	—	—	64,583
Shares purchased and retired	(2,178,661)	(21)	(64,572)	(89,272)	—	—	(153,865)
Balance at December 31, 2013	28,782,277	$288	$—	$763,095	$(138,963)	$18,164	$642,584
Net loss	—	—	—	(181,537)	—	(137,065)	(318,602)
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	—	—	(23,903)	—	(23,903)
Benefit plan adjustments, net of tax	—	—	—	—	(109,279)	—	(109,279)
Unrealized loss on equity investments, net of tax	—	—	—	—	(27)	—	(27)
Reclassification adjustment for gains included in net income, net of tax	—	—	—	—	(185)	—	(185)
Distributions to affiliates, net	—	—	—	—	—	(6,289)	(6,289)
Shares issued in connection with stock based compensation and employee benefit plans	934,514	9	48,949	—	—	—	48,958
Shares issued in connection with purchase of TERA Environmental Consultants	170,088	2	10,829	—	—	—	10,831
Shares purchased and retired	(2,563,309)	(26)	(59,778)	(96,716)	—	—	(156,520)
Balance at December 31, 2014	27,323,570	$273	$—	$484,842	$(272,357)	$(125,190)	$87,568

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For The Years Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(318,602)	$131,152	$98,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,341	74,533	79,631
Stock‑based employee compensation	48,958	50,682	61,390
Loss on disposal of property, plant and equipment	(660)	5,039	886
Gain on termination of lease obligation	—	(15,468)	—
Loss on goodwill and intangible impairment	73,312	—	—
Allowance for uncollectible accounts	2,582	4,487	4,060
Deferred income taxes	(62,500)	31,908	(21,958)
Undistributed earnings from unconsolidated affiliates	(54,918)	(54,010)	(63,674)
Distributions of income from unconsolidated affiliates	52,909	54,332	42,449
Contributions to defined benefit pension plans	(38,327)	(31,309)	(34,034)
Changes in current assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	13,601	(42,183)	(216,070)
Prepaid expenses and other	(6,829)	(8,076)	(33,676)
Accounts payable and accrued subcontractor costs	73,289	(100,885)	167,945
Billings in excess of revenues	(13,429)	(14,584)	(8,717)
Accrued payroll and employee related liabilities	(41,644)	5,630	36,034
Other accrued liabilities	219,290	(32,378)	(15,135)
Current income taxes	(16,238)	(9,789)	29,862
Long‑term employee related liabilities and other	32,663	44,161	6,901
Net cash provided by operating activities	52,798	93,242	134,191
Cash flows from investing activities:
Capital expenditures	(74,863)	(93,157)	(46,710)
Acquisitions, net of cash acquired	(87,607)	—	—
Investments in unconsolidated affiliates	(16,477)	(41,114)	(24,491)
Distributions of capital from unconsolidated affiliates	14,280	70,663	37,172
Proceeds from sale of operating assets	1,875	5,692	956
Other investing activities	864	—	—
Net cash used in investing activities	(161,928)	(57,916)	(33,073)
Cash flows from financing activities:
Borrowings on long‑term debt	1,882,655	1,662,136	1,438,455
Payments on long‑term debt	(1,760,670)	(1,523,190)	(1,279,010)
Repurchases and retirements of common stock	(164,343)	(146,044)	(157,213)
Payment on termination of lease obligation	—	(27,033)	—
Acquisition payments	—	(2,670)	(9,174)
Excess tax benefits from stock‑based compensation	7,628	6,083	10,741
Net distributions to noncontrolling interests	(6,289)	(7,703)	(2,028)
Net cash (used in) provided by financing activities	(41,019)	(38,421)	1,771
Effect of exchange rate changes on cash	(12,635)	(13,282)	(517)
(Decrease) Increase in cash and cash equivalents	(162,784)	(16,377)	102,372
Cash and cash equivalents, beginning of year	294,261	310,638	208,266
Cash and cash equivalents, end of year	$131,477	$294,261	$310,638
Supplemental disclosures:
Cash paid for interest	$15,169	$12,122	$9,704
Cash paid for income taxes	$30,070	$6,253	$34,932

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Business and Significant Accounting Policies

Summary of Business

CH2M HILL Companies, Ltd. and subsidiaries (“We”, “Our”, “CH2M HILL” or the “Company”) is a project delivery firm founded in 1946. We are a large employee‑controlled professional engineering services firm providing engineering, construction, consulting, design, design‑build, procurement, engineering‑procurement‑construction (“EPC”), operations and maintenance, program management and technical services to U.S. federal, state, municipal and local government agencies, national governments, as well as private industry and utilities, around the world. A substantial portion of our professional fees are derived from projects that are funded directly or indirectly by government entities.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of CH2M HILL and all of its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. Partially owned affiliates and joint ventures are evaluated for consolidation. The consolidated financial statements (referred to herein as “financial statements”) are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

The equity method of accounting is used for investments in companies which we do not control; however, we have the ability to exercise significant influence over operating and financial policies of the investee. Our consolidated net income includes our Company’s proportionate share of the net income or loss of these companies. The cost method of accounting is used for our investments in companies that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. These investments are recorded at cost.

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

Foreign Currency Translation

All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars as of each balance sheet date. Translation gains and losses related to permanent investments in foreign subsidiaries are reflected in stockholders’ equity as part of accumulated other comprehensive loss. Revenues and expenses are translated at the average exchange rate for the period and included in the consolidated statements of operations. Foreign currency transaction gains and losses are recognized as incurred in the consolidated statements of operations.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Revenue Recognition

We earn revenue from different types of services performed under various types of contracts, including cost-plus, fixed-price and time-and-materials. We evaluate contractual arrangements to determine how to recognize revenue. We primarily perform engineering and construction related services and recognize revenue for these contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contract. In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, liability claims, contract disputes, and achievement of contract performance standards. We record the cumulative effect of changes in contract revenue and cost at completion in the period in which the changed estimates are determined to be reliably estimable.

Below is a description of the three basic types of contracts from which we may earn revenue using the percentage‑of‑completion method:

Cost‑Plus Contracts.  Cost‑plus contracts can be cost plus a fixed fee or rate, or cost plus an award fee. Under these types of contracts, we charge our clients for our costs, including, both direct and indirect costs, plus a fixed negotiated fee or award fee. We generally recognize revenue based on the actual labor costs and non‑labor costs we incur, plus the portion of the fixed fee or award fee we have earned to date.

In the case of a cost‑plus award fee, we include in the total contract value the portion of the fee that we are probable of receiving. Award fees are influenced by the achievement of contract milestones, cost savings and other factors.

Fixed Price Contracts.  Under fixed price contracts, our clients pay us an agreed amount negotiated in advance for a specified scope of work. For engineering and construction contracts, we recognize revenue on fixed price contracts using the percentage‑of‑completion method where direct costs incurred to date are compared to total projected direct costs at contract completion. Prior to completion, our recognized profit margins on any fixed price contract depend on the accuracy of our estimates and will increase to the extent that our actual costs are below the original estimated amounts. Conversely, if our costs exceed these estimates, our profit margins will decrease and we may realize a loss on a project.

Time‑and‑Materials Contracts.  Under our time‑and‑materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we expend on a project. In addition, clients reimburse us for our actual out‑of‑pocket costs of materials and other direct expenditures that we incur in connection with our performance under the contract. Our profit margins on time‑and‑materials contracts fluctuate based on actual labor and overhead costs that we directly charge or allocate to contracts compared with the negotiated billing rate and markup on other direct costs. Some of our time‑and‑materials contracts are subject to maximum contract values, and accordingly, revenue under these contracts is recognized under the percentage‑of‑completion method where costs incurred to date are compared to total projected costs at contract completion. Revenue on contracts that is not subject to maximum contract values is recognized based on the actual number of hours we spend on the projects plus any actual out‑of‑pocket costs of materials and other direct expenditures that we incur on the projects.

Operations and Maintenance Contracts.  A portion of our contracts are operations and maintenance type contracts.  Revenue is recognized on operations and maintenance contracts on a straight-line basis over the life of the contract once we have an arrangement, service has begun, the price is fixed or determinable and collectability is reasonably assured.

For all contract types noted above, change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and when the change order can be estimated.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Billings in excess of revenue represent the excess of billings to date, per the contract terms, over revenue recognized on contracts in process.  A significant portion of our billings in excess balance relates to excess billings on design-build projects, primarily historic Power EPC projects.  These projects often require us to order significant project materials and equipment in advance and we request payment in advance from our clients to cover these costs.  As the projects near completion and our suppliers complete the construction of these components and we complete the installation, the billings in excess balance declines.

Allowance for Uncollectible Accounts Receivable

We reduce accounts receivable by estimating an allowance for amounts that may become uncollectible in the future. Management determines the estimated allowance for uncollectible amounts based on their judgments in evaluating the aging of the receivables and the financial condition of our clients, which may be dependent on the type of client and the client’s current financial condition.

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based on unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based on significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.  There were no significant transfers between levels during the year ended December 31, 2014.

Restructuring and Related Charges

We account for costs associated with restructuring activities in accordance with ASC Topic 420, Exit or Disposal Cost Obligations.  An exit activity includes but is not limited to a restructuring, such as a sale or termination of a line of business, the closure of business activities in a particular location, the relocation of business activities from one location to another, changes in management structure, and a fundamental reorganization that affects the nature and focus of operations.  The Company recognizes a liability and the related expense for restructuring costs when the liability is incurred and can be measured.  Restructuring accruals are based upon management estimates at the time they are recorded and can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.  Nonretirement postemployment benefits offered as special termination benefits to employees are recognized as a liability and a loss when the employee accepts the offer and the amount can be reasonably estimated in

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

accordance with ASC Topic 712, Compensation-Nonretirement Postemployment Benefits.  Voluntary early retirement programs fall under this category of benefits.

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

Cash and Cash Equivalents

Highly liquid investments with original short‑term maturities of less than three months are considered cash equivalents in the consolidated balance sheets and statements of cash flows. We maintain a domestic cash management system which provides for cash sufficient to satisfy financial obligations as they are submitted for payment and any excess cash in domestic bank accounts is applied against any outstanding swingline debt held under our credit facility described below.  If there is no swingline balance outstanding on the credit facility, we invest cash in excess of this amount in money market funds. In addition, cash and cash equivalents on our consolidated balance sheets include cash held within our consolidated joint venture entities which is used for operating activities of those joint ventures. As of December 31, 2014 and 2013, cash and cash equivalents held in our consolidated joint ventures and reflected on the consolidated balance sheets totaled $45.4 million and $112.2 million, respectively.

Available‑for‑Sale Securities

Available-for-sale securities are carried at fair value, with unrecognized gains and losses reported in accumulated other comprehensive income, net of taxes. Losses on available-for-sale securities are recognized when a loss is determined to be other than temporary or when realized. The fair value of available-for-sale securities is estimated using Level 1 inputs.  During 2014, we sold our available-for-sale securities for $1.1 million, resulting in a realized gain of $0.3 million, net of tax.  At the time of the sale, the available-for-sale securities had a fair value of $1.0 million, with $0.2 million of unrecognized gains in accumulated other comprehensive income and a related deferred tax liability of $0.1 million.

Property, Plant and Equipment

All additions, including improvements to existing facilities, are recorded at cost. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the accounts. Any gain or loss on retirements is reflected in operating income in the year of disposition.

Depreciation for owned property is based on the estimated useful lives of the assets using the straight‑line method for financial statement purposes. Useful lives for buildings and land improvements range from 6 to 20 years. Furniture and fixtures, computers and office equipment, and field equipment are depreciated over their useful lives from

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3 to 10 years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease up to 10 years.

Goodwill

Goodwill represents the excess of costs over fair value of the assets of businesses we have acquired.  Goodwill acquired in a purchase business combination is not amortized, but instead, is tested for impairment at least annually in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC 350”), as amended under Accounting Standards Update 2011-08 (“ASU 2011-08”).  Upon the occurrence of certain triggering events, we are also required to test for impairment at dates other than the annual impairment testing date.    In performing the impairment test, we evaluate our goodwill at the reporting unit level.  Under the guidance of ASC 350, we have the option to assess either quantitative or qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying amounts.  If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts, then the next step of the impairment test is unnecessary.  If we conclude otherwise, then we are required to test goodwill for impairment under the two-step process.  The two-step process involves comparing the estimated fair value of each reporting unit to the unit’s carrying value, including goodwill.  If the carrying value of a reporting unit does not exceed its fair value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, we would then perform a second step to measure the amount of goodwill impairment loss to be recorded.  We determine the fair value of our reporting units using a combination of the income approach, the market approach, and the cost approach.  The income approach calculates the present value of future cash flows based on assumptions and estimates derived from a review of our expected revenue growth rates, profit margins, business plans, cost of capital and tax rates for the reporting units.  Our market based valuation method estimates the fair value of our reporting units by the application of a multiple to our estimate of a cash flow metric for each business unit.  The cost approach estimates the fair value of a reporting unit as the fair value of its assets net of the fair value of its liabilities.

Intangible Assets

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments, unrealized gain on equity investments and benefit plan adjustments. These components are included in the consolidated statements of stockholders’ equity and consolidated statements of comprehensive (loss) income. Taxes are not provided on the foreign currency translation gains and losses as deferred taxes are not provided on the unremitted earnings of the foreign subsidiaries to which they relate.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the year ended December 31, 2014, changes to accumulated other comprehensive loss are as follows:

($ in thousands)
Benefit plans:
Balance at beginning of year	$(146,224)
Reclassification adjustment	(111,869)
Other comprehensive loss recognized during the year	2,590
Balance at end of year	$(255,503)
Unrealized gain on equity investments:
Balance at beginning of year	$212
Reclassification adjustment	(185)
Other comprehensive loss recognized during the year	(27)
Balance at end of year	$—
Foreign currency translation:
Balance at beginning of year	$7,049
Other comprehensive loss recognized during the year	(23,903)
Balance at end of year	$(16,854)

Other comprehensive loss related to our benefit plans includes pretax reclassification adjustments of $184.9 million ($111.9 million, net of tax) for the year ended December 31, 2014 and is recognized in the direct cost of services and overhead and the general and administrative lines of our Consolidated Statements of Operations.

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

Recent Accounting Standards

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides updated consolidation guidance for reporting

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU requires that all legal entities be subject to reevaluation under the revised consolidation model. ASU 2015-02 will be effective will be effective for our reporting periods beginning December 1, 2016.   CH2M HILL is currently evaluating the impact of this ASU on its financial position and results of operations.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.   This ASU eliminates the concept of an extraordinary item from U.S. GAAP, and as a result, companies will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. The ASU did not eliminate the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 will be effective for our reporting periods beginning December 1, 2016. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The ASU requires that management evaluate for each annual and interim reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued.  If there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, additional disclosures are required, even if the substantial doubt is alleviated as a result of consideration of management’s plans.  This ASU is effective for our reporting periods beginning on January 1, 2017, and early adoption is permitted.  We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The ASU also requires additional quantitative and qualitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for our reporting periods beginning on January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU.  CH2M HILL is currently evaluating the impact of this ASU and the transition alternatives on its financial position and results of operations.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity.  The ASU amends the definition of a discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results.  Additionally, the standard allows companies to have significant continuing involvement and continuing cash flows with discontinued operations.  This standard requires expanded disclosures for discontinued operations, including new disclosures for individually material disposal transactions or held-for-sale components that do not meet the definition of a discontinued operation.  ASU 2014-08 also expands the scope of ASC 205-20, Discontinued Operations, to disposals of equity method investments and acquired businesses held for sale.  ASU 2014-08 will be effective for our reporting periods beginning January 1, 2015.  We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

(2) Receivables

Receivables are stated at net realizable values and consist of receivables billed to clients as well as receivables for which revenue has been earned but has not yet been billed. The U.S. federal government and agencies regulated by

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

the U.S. federal government accounted for approximately 12% and 11% of our net receivables at December 31, 2014 and 2013, respectively. No other customer exceeded 10% of total receivables at December 31, 2014 or 2013.

The change in the allowance for uncollectible accounts consists of the following for the years ended December 31:

($ in thousands)	2014	2013	2012
Balance at beginning of year	$8,417	$10,072	$7,520
Provision charged to expense	2,582	4,487	4,060
Accounts written off	(1,549)	(3,437)	(579)
Other	(1,090)	(2,705)	(929)
Balance at end of year	$8,360	$8,417	$10,072

(3) Variable Interest Entities and Equity Method Investments

We routinely enter into teaming arrangements, joint ventures, to perform projects for our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. The arrangements facilitate the completion of projects that are jointly contracted with our partners. These arrangements are formed to leverage the skills of the respective partners and include consulting, construction, design, design-build, program management and operations and maintenance contracts. The assets of a joint venture are restricted for use only for the particular joint venture and are not available for general operations of the company.  Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project. Furthermore, on some of our projects, we have granted guarantees from CH2M HILL that may encumber both our contracting subsidiary company and CH2M HILL liable for the entire risk of loss on the project.

Our financial statements include the accounts of our joint ventures when the joint ventures are variable interest entities (“VIE”) and we are the primary beneficiary or those joint ventures that are not VIEs yet we have a controlling interest. We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a VIE. A qualitative assessment begins with an understanding of the nature of the risks associated with the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities is made. Most of the VIEs with which our company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE.  As of December 31, 2014 and December 31, 2013, total assets of VIEs that were consolidated were $99.9 million and $158.6 million, respectively, and liabilities were $344.8 million and $105.0 million, respectively.  These assets and liabilities consist almost entirely of working capital accounts associated with the performance of a single contract.

In determining whether we have a controlling interest in a joint venture that is not a VIE and the requirement to consolidate the accounts of the entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partnership/members.

We held investments in unconsolidated VIEs and equity method investments of $94.3 million and $92.3 million for the years ended December 31, 2014 and 2013, respectively. Our proportionate share of net income or loss is included

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

as equity in earnings of joint ventures and affiliated companies in the consolidated statements of operations. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus our portion of the entities’ undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

Summarized financial information for our unconsolidated VIEs and equity method investments as of and for the years ended December 31 is as follows:

($ in thousands)	2014	2013
FINANCIAL POSITION:
Current assets	$542,035	$611,879
Noncurrent assets	102,771	25,366
Total assets	$644,806	$637,245
Current liabilities	$405,604	$407,687
Noncurrent liabilities	1,775	3,119
Partners’/Owners’ equity	237,427	226,439
Total liabilities and equity	$644,806	$637,245
CH2M HILL’s share of equity	$94,340	$92,287

($ in thousands)	2014	2013	2012
RESULTS OF OPERATIONS:
Revenue	$2,514,461	$2,515,747	$2,787,830
Direct costs	(2,297,607)	(2,305,945)	(2,513,302)
Gross margin	216,854	209,802	274,528
General and administrative expenses	(39,981)	(37,880)	(39,408)
Operating income	176,873	171,922	235,120
Other loss, net	(3,663)	(6,024)	(15,095)
Net income	$173,210	$165,898	$220,025
CH2M HILL’s share of net income	$54,918	$54,010	$63,674

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

We have the following significant investments in unconsolidated VIEs and equity method investments companies as of December 31, 2014:

% Ownership
Domestic:
AGVIQ - CH2M HILL Joint Venture III/IIIA	49.0%
ATCS/CH2M HILL JOINT VENTURE	50.0%
CH2M/WG Idaho, LLC	50.5%
Clark-Nexsen/CH2M HILL-Norfolk	50.0%
Coastal Estuary Services LLC	49.9%
Connecting Idaho Partners	49.0%
Golden Crossing Constructors JV	33.3%
National Security Technologies, LLC	10.0%
OMI/Thames Water Stockton, Inc.	50.0%
Savannah River Remediation LLC	15.0%
URS/CH2M OAK RIDGE LLC (UCOR)	45.0%
Washington Closure LLC (River Corridor)	30.0%
Foreign:
A-One+	33.3%
Cavendish Dounreay Partnership LTD	30.0%
CH2M Olayan	49.0%
CH2M HILL BECA, Ltd.	50.0%
CH2M HILL-KUNWON PMC	54.0%
CHT JV	50.0%
Consorcio Integrador Rio de Janeiro	49.0%
Consórcio Sondotécnica-Cobrape-CH2M	25.0%
Halcrow (Shanghai) Engineering	49.0%
Halcrow Hyder	50.0%
HWC Treatment Program Alliance Joint Venture	50.0%
OMI Beca Ltd.	50.0%
SMNM-VECO JV	50.0%
Sydney Water Corporation-Odour Program Mgmt Alliance	50.0%
Transcend Partners, LTD.	40.0%

(4) Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31:

($ in thousands)	2014	2013
Land	$21,044	$22,120
Buildings and land improvements	98,972	93,088
Furniture and fixtures	27,531	26,560
Computers and office equipment	158,022	146,645
Field equipment	140,542	121,186
Leasehold improvements	80,871	72,759
	526,982	482,358
Less: accumulated depreciation	(268,822)	(255,933)
Net property, plant and equipment	$258,160	$226,425

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Depreciation expense is reflected in the consolidated statements of operations totaled $43.1 million, $39.1 million, and $41.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(5) Employee Benefit Plan Assets

We have investments that support deferred compensation arrangements and other employee benefit plans. These assets are recorded at fair market value primarily using Level 2 inputs. As of December 31, 2014 and 2013, the fair market value of these assets were $86.5 million and $80.0 million, respectively, and are included in employee benefit plan assets and other on the consolidated balance sheets.

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

Approximately $84.6 million of revenue and $10.6 million of operating income generated from TERA’s operations have been reported in the consolidated financial statements since the date of acquisition and are reported in the Environment and Nuclear market.

The following table summarizes the amounts of identified net assets acquired from TERA as of the purchase date:

($ in thousands)	Fair Values of Net Assets Acquired
Current assets	$19,551
Plant, property, and equipment	2,465
Finite-lived intangible assets	55,410
Goodwill	44,813
Other	955
Total assets	123,194
Deferred tax liability	3,632
Net assets acquired	$119,562

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

	(Unaudited)	(Unaudited)
($ in thousands expect per share amounts)	December 31, 2014	December 31, 2013
Revenue	$5,436,022	$6,002,190
Net (loss) income attributable to CH2M HILL	$(179,631)	$119,387
Basic earnings per share	$(6.36)	$4.01
Diluted earnings per share	$(6.36)	$3.97

On June 27, 2014, we purchased the remaining outstanding partnership interest of a previously held equity method investment for $1.7 million in cash.  Included in the net assets acquired was $0.7 million in cash and cash equivalents, resulting in a net cash outflow of $1.0 million for the acquisition.

(7) Goodwill and Intangible Assets

As discussed in Note 13, in the third quarter of 2014, we began to implement certain restructuring activities, including the rationalization of certain lines of business, voluntary and involuntary employee terminations and the closure of certain facilities.  Management has determined that this restructuring is a triggering event that requires us to test goodwill for impairment and, as a result, we initiated an impairment test in the quarter ended September 30, 2014. We identified eight reporting units relevant to our interim impairment review. In selecting these reporting units, we considered (i) whether an operating segment or a component of an operating segment is a business, (ii) whether discrete financial information is available, (iii) whether the financial information is regularly reviewed by management of the operating segment, and (iv) how the operations are managed or how an acquired entity is integrated in the business operations.  Based upon this evaluation, we determined that we have the following reporting units:

•	Water (Water market)
•	Environmental (Environment and Nuclear market)
•	Nuclear (Environment and Nuclear market)
•	Oil, gas, and chemicals (Energy market)
•	Power (Energy market)
•	Transportation (Transportation market)
•	Urban Programs (Facilities and Urban Environments market)
•	Industrial and Advanced Technology (Facilities and Urban Environments market)

After completing step one of the impairment test for each reporting unit, we determined that the carrying value of certain reporting units was greater than their respective fair values.  We determined the fair value of our reporting units using a combination of the income approach, the market approach, and cost approach.  The income approach estimates the present value of future cash flow projections based on assumptions and estimates derived from a review of our expected revenue growth rates, profit margins, business plans, cost of capital and tax rates for the reporting units.  The market approach estimates the fair value of our reporting units based on applying a multiple to our estimate of a revenue and/or earnings before interest, taxes, depreciation, and amortization for each reporting unit.  The cost approach estimates the fair value of a reporting unit as the net replacement cost using current market quotes.  Accordingly, we performed step two of the impairment test for the reporting units identified as potentially impaired in order to quantify the amount of potential goodwill impairment.

Based on step two of the impairment test, we recorded a goodwill impairment charge of $64.2 million, of which $36.4 million related to our Power reporting unit within the Energy market and $27.8 million related to our Industrial

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

and Advanced Technology and Urban Programs reporting units within our Facilities and Urban Environments market.  Additionally, we identified an impairment in our tradename intangibles of $9.1 million related to our Power reporting unit within the Energy market.  The carrying value of goodwill before the impairment charge for the Energy and Facilities and Urban Environments markets was $113.5 million and $309.1 million, respectively.

The following table presents the changes in goodwill during the years ended December 31:

($ in thousands)	2014	2013
Balance at beginning of year	$573,487	$562,461
Acquisitions	44,813	—
Impairment loss	(64,165)	—
Foreign currency translation	(20,160)	11,026
Balance at end of year	$533,975	$573,487

Intangible assets with finite lives consist of the following:

($ in thousands)		Accumulated	Net finite‑lived
	Cost	Amortization	intangible assets
December 31, 2014
Contracted backlog	$89,313	$(84,349)	$4,964
Customer relationships	197,910	(111,970)	85,940
Tradename	4,791	(4,316)	475
Total finite‑lived intangible assets	$292,014	$(200,635)	$91,379
December 31, 2013
Contracted backlog	$79,576	$(70,306)	$9,270
Customer relationships	162,444	(88,436)	74,008
Tradename	24,588	(11,208)	13,380
Total finite‑lived intangible assets	$266,608	$(169,950)	$96,658

All intangible assets are being amortized over their expected lives of between one and ten years. The amortization expense reflected in the consolidated statements of operations totaled $46.3 million, $35.4 million, and $38.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. These intangible assets are expected to be fully amortized in 2024. At December 31, 2014, the future estimated amortization expense related to these intangible assets is (in thousands):

Year Ending:
2015	$25,770
2016	20,433
2017	19,041
2018	4,764
2019	4,031
Thereafter	17,340
$91,379

(8) Fair Value of Financial Instruments

Cash and cash equivalents, client accounts receivable, unbilled revenue, accounts payable and accrued subcontractor costs and billings in excess of revenue are carried at cost, which approximates fair value due to their short maturities. Fair value of long‑term debt, including the current portion, is estimated based on Level 2 inputs, except the

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

amount outstanding on the revolving credit facility for which the carrying value approximates fair value. Fair value is determined by discounting future cash flows using interest rates available for issues with similar terms and average maturities. The estimated fair values of our financial instruments where carrying values do not approximate fair value are as follows:

	2014		2013
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$8,682	$7,925	$10,472	$9,260
Equipment financing	11,392	10,747	2,446	2,279

The fair value of marketable securities classified as available-for-sale, which were sold in their entirety on August 21, 2014, totaled $1.0 million and $1.1 million at the time of sale and December 31, 2013, respectively.

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are typically based upon Level 2 inputs including third party quotes. At December 31, 2014 and December 31, 2013, we had forward foreign exchange contracts on world currencies with varying durations, none of which extend beyond five years.  As of December 31, 2014 and December 31, 2013, derivative assets and liabilities recorded were insignificant. For the year ended December 31, 2014, the periodic changes in the fair value of the derivatives recorded in earnings was $2.9 million. For the years ended December 31, 2013 and 2012, the periodic changes in the fair value of derivatives recorded in general and administrative expense on the consolidated statements of operations were insignificant.

(9) Revolving Credit Facility and Long‑Term Debt

On March 28, 2014, we amended and restated our Credit Agreement (“Second Amended and Restated Credit Agreement”) to provide for an unsecured revolving Credit Facility of $1.1 billion (the “Credit Facility”), to extend its maturity to March 28, 2019, to increase the capacity of certain subfacilities and to improve our borrowing rates. Under the terms of the Second Amended and Restated Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $350.0 million.  The revised Credit Facility has a subfacility for the issuance of standby letters of credit in a face amount up to $750.0 million and a subfacility up to $300.0 million for multicurrency borrowings.

On September 26, 2014, we entered into a First Amendment (“First Amendment to Credit Agreement”) to the Second Amended and Restated Credit Agreement to provide us with financial and operational flexibility, particularly in connection with the restructuring activities described in Note 13.  In addition to other technical and operating changes to the terms of the Credit Agreement, the First Amendment to Credit Agreement specifically achieved the following:

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

The First Amendment to the Seconded Amended and Restated Credit Agreement contains customary representations and warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, and dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type.  As of December 31, 2014, we were in compliance with the covenants required by the First Amendment to the Second Amended and Restated Credit Agreement.

At December 31, 2014 and 2013, $492.6 million and $376.8 million in borrowings were outstanding on the Credit Facility, respectively. The average rate of interest charged on that balance was 1.67% as of December 31, 2014. At December 31, 2014 and 2013, company-wide issued and outstanding letters of credit and bank guarantee facilities were $199.3 million and $201.9 million, respectively.  The remaining unused borrowing capacity under the Credit Facility was approximately $200.0 million as of December 31, 2014.

Our nonrecourse and other long‑term debt, as of December 31 consist of the following:

($ in thousands)	2014	2013
Revolving credit facility, average rate of interest of 1.67%	$492,551	$376,829
Mortgage notes payable in monthly installments due December 2015 and June 2020, secured by real estate, rent and leases. These notes bear interest at 5.35% and 6.59%, respectively	8,682	10,472
Equipment financing, due in monthly installments to September 2021, secured by equipment. These notes bear interest ranging from 0% to 8.84%	11,392	2,446
Other notes payable	424	1,375
Total debt	$513,049	$391,122
Less: current portion of debt	5,028	4,099
Total long-term portion of debt	$508,021	$387,023

At December 31, 2014, future principal payments on long‑term debt are as follows (in thousands):

Year Ending:
2015	$5,028
2016	3,188
2017	3,243
2018	3,310
2019	495,459
Thereafter	2,821
$513,049

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Operating Lease Obligations

We have entered into certain noncancellable leases, which are being accounted for as operating leases. At December 31, 2014, future minimum lease payments, without consideration of sublease income, are as follows (in thousands):

Year Ending:
2015	$95,198
2016	77,831
2017	66,181
2018	47,199
2019	36,404
Thereafter	124,755
$447,568

Rental expense charged to operations, net of sublease income, was $121.1 million, $121.2 million, and $125.8 million during the years ended December 31, 2014, 2013 and 2012, respectively, including amortization of a deferred gain of $4.3 million related to the sale‑leaseback of our corporate offices. Certain of our operating leases contain provisions for a specific rent‑free period and escalation clauses. We accrue rental expense during the rent‑free period based on total expected rent payments to be made over the life of the related lease.

(11) Income Taxes

Income before provision for income taxes for the years ended December 31 consists of the following:

($ in thousands)	2014	2013	2012
U.S. (loss) income	$(161,951)	$129,049	$137,033
Foreign income	(56,792)	39,993	8,009
Income before taxes	$(218,743)	$169,042	$145,042

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The provision for income taxes for the years ended December 31 consists of the following:

($ in thousands)	2014	2013	2012
Current income tax (benefit)/expense:
Federal	$17,660	$(3,601)	$49,468
Foreign	14,318	22,475	19,098
State and local	(1,801)	(2,656)	7,556
Total current income tax expense	30,177	16,218	76,122
Deferred income tax expense/(benefit):
Federal	(52,852)	29,991	(22,481)
Foreign	(10,271)	(2,837)	2,810
State	(4,260)	7,336	(4,385)
Total deferred income tax benefit	(67,383)	34,490	(24,056)
Total income tax expense	$(37,206)	$50,708	$52,066

The reconciliations of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate for the years ended December 31 are as follows:

($ in thousands)	2014	2013	2012
Pretax income	$(218,743)	$169,042	$145,042
Federal statutory rate	35%	35%	35%
Expected tax expense	(76,560)	59,165	50,765
Reconciling items:
State income taxes, net of federal benefit	(11,498)	8,076	4,200
Non-deductible goodwill impairment	8,881	—	—
Section 199-domestic manufacturer deduction	—	(3,591)	(4,263)
Non-taxable reversal of purchase accounting accrual	(5,459)	—	—
Tax effect of noncontrolling interests	(1,557)	(3,488)	(7,001)
Permanent expenses	16,221	38,999	3,622
Foreign tax rate differential	10,765	(12,554)	(8,436)
Tax credits	(19,278)	(36,948)	(5,387)
Change in valuation allowance	35,993	(1,127)	17,685
Change in uncertain tax positions	16,550	—	—
Other	(11,264)	2,176	881
(Benefit) provision for income taxes	$(37,206)	$50,708	$52,066

The effective tax rate for the loss for the year ended December 31, 2014 was a benefit of 24.5% compared to a provision of 30.0%, respectively for the same periods in the prior year.  The effective tax rate in 2014 was lower than the expected statutory rates due to the negative impacts of the nondeductible portion of our goodwill impairment charges, determination that no domestic production activities deduction was available, nondeductible permanent items, and the recording of a valuation allowance against certain foreign tax credits.  During the fourth quarter of 2013 the company restructured the legal ownership of certain foreign operations which enabled the company to utilize tax attributes and reduced the effected tax rate for that quarter and the year; these did not repeat in 2014. Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non‑deductible foreign net operating losses, the disallowed portion of executive compensation, and disallowed portions of meals and entertainment expenses.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

($ in thousands)	2014	2013
Deferred tax assets:
Net foreign operating loss carryforwards	$167,061	$155,445
Deferred gain, insurance and other	90,146	14,320
Credit carryovers	53,225	11,184
Investments in affiliates	—	—
Accrued employee benefits	260,026	262,283
Total deferred tax assets	570,458	443,232
Valuation allowance	(269,176)	(226,970)
Net deferred tax assets	301,282	216,262
Deferred tax liabilities:
Investments in affiliates	(14,318)	(15,827)
Depreciation and amortization	(30,941)	(19,465)
Net deferred tax liabilities	(45,259)	(35,292)
Net deferred tax assets	$256,023	$180,970

A valuation allowance is required to be established for those deferred tax assets where it is more likely than not that they will not be realized. The above valuation allowances relate primarily to operating loss carryforwards from foreign operations, foreign tax credit, and employee benefits of $485.6 million and $469.9 million for the years ended December 31, 2014 and 2013, respectively. The foreign net operating losses can be carried forward for varying terms depending on the foreign jurisdiction between three years and an unlimited carry forward period. There is $8.2 million, $11.1 million, and $30.0 million of foreign tax credit available for carryforward through 2022, 2023, and 2024, respectively. Additionally, there is $0.6 million and $0.8 million of research tax credit available for carryforward through 2033 and 2034, respectively.

Undistributed earnings of our foreign subsidiaries amounted to approximately $331.2 million at December 31, 2014. These earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Determining the tax liability that would arise if these earnings were repatriated is not practical. Cash held in international accounts at December 31, 2014 and 2013 was $99.2 million and $247.8 million, respectively.

The tax benefit from stock‑based compensation awards for the years ended December 31, 2014, 2013 and 2012 was $7.6 million, $6.1 million, and $10.7 million, respectively. These amounts are reflected as additional paid‑ in capital in the consolidated statements of stockholders’ equity and comprehensive income and are reported as financing activities in the consolidated statements of cash flows.

As of December 31, 2014 and 2013, we had $34.2 million and $38.5 million, respectively, recorded as a liability for uncertain tax positions and accrued interest. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014 and 2013, we had approximately $7.0 million and $6.8 million, respectively, of accrued interest and penalties related to uncertain tax positions. A reconciliation of the

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

beginning and ending amount of uncertain tax positions as of December 31, 2014 and December 31, 2013 is as follows (in thousands):

Balance at December 31, 2012	$24,760
Additions for current year tax positions	1,862
Additions for prior year tax positions	8,370
Reductions for prior year tax positions	(1,604)
Reductions as a result of lapse of applicable statue of expirations	(585)
Balance at December 31, 2013	$32,803
Additions for current year tax positions	20,264
Additions for prior year tax positions	3,701
Reductions for prior year tax positions	(2,296)
Reductions as a result of settlement with tax authority	(5,157)
Reductions as a result of lapse of applicable statue of expirations	(754)
Balance at December 31, 2014	$48,561

If recognized, the $48.6 million in uncertain tax positions would affect the effective tax rate. It is also possible that the reserve could change within twelve months of the reporting date related to the 2007 audit as a result of tax authority settlement. The estimated range of unrecognized change is zero to $3.7 million at December 31, 2014.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., Canada, and the United Kingdom. With few exceptions, we are no longer subject to U.S. federal, state and local, or non‑U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 2007.

(12) Earnings Per Share

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

Reconciliations of basic and diluted EPS for the years ended December 31 are as follows:

($ in thousands)	2014	2013	2012
Numerator:
Net (loss) income attributable to CH2M HILL	$(181,537)	$118,334	$92,976
Denominator:
Basic weighted‑average common shares outstanding	28,257	29,612	31,082
Dilutive effect of common stock equivalents	—	278	402
Diluted adjusted weighted‑average common shares outstanding, assuming conversion of common stock equivalents	28,257	29,890	31,484
Basic net (loss) income per common share	$(6.42)	$4.00	$2.99
Diluted net (loss) income per common share	$(6.42)	$3.96	$2.95

We did not include approximately 226,000 potentially dilutive common stock equivalents for the year ended

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, respectively, in the calculation of diluted EPS because to do so would be antidilutive, given the net losses for the year ended December 31, 2014.

(13) Restructuring and Related Charges

In September 2014, we commenced certain restructuring activities in order to achieve important business objectives, including reducing overhead costs, enhancing client service, improving efficiency, reducing risk, creating more opportunity for profitable growth, and providing more long-term value for Company stockholders.  These restructuring activities include such items as a voluntary retirement program, workforce reductions, facilities consolidations and evaluation of certain lines of business.

During the year ended December 31, 2014, we incurred $70.4 million of costs for these restructuring activities which have been included in general and administration expense on the consolidated statements of operations.  Overall, we expect to incur up to $120 million in charges related to the restructuring activities.

The following table summarizes the restructuring charges during the year ended December 31, 2014:

	Voluntary Early	Employee Severance
	Retirement	and Termination
($ in thousands)	Program	Benefits	Facilities Cost	Other	Total
Balance at December 31, 2013	$—	$—	$—	$—	$—
Provision	30,412	19,128	17,096	3,718	70,354
Cash Payments	(30,412)	(18,068)	(1,552)	(3,298)	(53,330)
Non-cash settlements	—	—	(544)	—	(544)
Balance at December 31, 2014	$—	$1,060	$15,000	$420	$16,480

The accruals for employee severance and termination benefits and other restructuring activities will be paid in 2015.  The accruals for facilities costs will be paid over the remaining term of the leases which we have exited and therefore will extend through 2028.

(14) Employee Benefit Plans

Deferred Compensation Plans

In 2009, we amended and restated the CH2M HILL Companies, Ltd. Deferred Compensation Retirement Plan (“DCRP”) to form the CH2M HILL Supplemental Executive Retirement and Retention Plan (“SERRP”). The Plan is intended to be unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees within the meaning of Title I of the Employee Retirement Income Security Act (“ERISA”). Under this plan, each participant’s account consists of various contributions made to the account by the Company on behalf of the participant. The SERRP was amended effective September 19, 2014 to, in general, adjust the plan’s claim procedure process. The plan can be used to provide additional retirement benefits for certain of our senior executives at the Company’s discretion. There was no compensation expense for the year ended December 31, 2014.  Compensation expense was $1.5 million and $2.0 million for the years ended December 31, 2013 and 2012, respectively.

In addition to the SERRP, we have a nonqualified deferred compensation plan that provides benefits payable to officers and certain highly compensated employees at specified future dates, or upon retirement, disability or death. In 2011, we amended and restated the Deferred Compensation Plan and Executive Deferred Compensation Plan to combine

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

both plans into a single plan. The plan allows eligible participants to defer up to a certain amount of base compensation and incentive compensation received, in cash or common stock. It also allows a more select group of eligible participants, whose 401(k) Plan contributions are limited by the ERISA, to defer additional base compensation to which we may make a matching contribution. The plan is also used to provide additional retirement benefits for certain of our senior executives at levels to be determined from time‑to‑time by the Compensation Committee of the Board of Directors. The Deferred Compensation Plan was amended and restated effective November 13, 2014 to, in general, to adjust the claims procedure and tax withholding processes.

The deferred compensation plans are unfunded; therefore, benefits are paid from the general assets of our company. The participant’s cash deferrals earn a return based on the participant’s selection of investments in several hypothetical investment options. All deferrals of common stock must remain invested in common stock and are distributed in common stock. As of December 31, 2014 and 2013, amounts due under the deferred compensation plans were $94.4 million and $89.2 million, respectively.

Compensation expense for the two nonqualified plans was $0.3 million, $1.4 million, and $2.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Death Benefit Only Plan

Effective as of September 13, 2012, we amended and restated the CH2M HILL Companies, Ltd. Death Benefit Only Plan. The plan provides for a payment of five times the base salary (pre‑tax) in a lump sum to the beneficiary of select executives (including the named executive officers) upon his or her death. This is a pre‑retirement employment benefit similar to term life insurance while the executive remains a CH2M HILL employee.

Stock Option Plans

In 2009, the Board of Directors and stockholders approved the CH2M HILL Companies, Ltd. 2009 Stock Option Plan (“2009 Stock Option Plan”) which reserved 3,000,000 shares of our common stock for issuance upon exercise of stock options granted. Effective May 7, 2012, the 2009 Stock Option Plan was amended and restated to increase the number of reserved shares to 5,500,000. All options outstanding under the previously cancelled plans (“1999 and 2004 Stock Option Plans”), that expired or for any other reason cease to be exercisable, were rolled into the 2009 Stock Option Plan and are available for grant in addition to the 5,500,000 options reserved.

Stock options are granted at an exercise price equal to the fair market value of our common stock at the date of grant. Stock options granted generally become exercisable 25%,  25% and 50% after one, two and three years, respectively, and have a term of five years from the date of grant. The following table summarizes the activity relating to the 2009 Stock Option Plan during 2014:

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

		Weighted Average
Stock Options:	Number of Shares	Exercise Price
Outstanding at December 31, 2013	2,417,021	$ 50.61
Granted	638,938	$ 64.81
Exercised	(545,168)	$ 42.90
Forfeited	(256,040)	$ 58.59
Expired	(55,683)	$ 47.38
Outstanding at December 31, 2014	2,199,068	$ 55.78
Exercisable at December 31, 2014	1,001,330	$ 50.19
Available for future grants	2,563,600

The weighted‑average remaining contractual term for all options outstanding at December 31, 2014 and 2013 was 2.7 years and 2.8 years, respectively. The aggregate intrinsic value of all options outstanding was $0.9 million and $26.9 million, at December 31, 2014 and 2013, respectively. The weighted‑average remaining contractual term for options vested and exercisable at December 31, 2014 and 2013 was 1.5 years and 1.7 years, respectively. The aggregate intrinsic value for the vested and exercisable options was $0.9 million and $17.1 million, at December 31, 2014 and 2013, respectively.

We received $5.0 million, $4.8 million, and $5.2 million from options exercised during the years ended December 31, 2014, 2013 and 2012, respectively. Our stock option plans also allow participants to satisfy the exercise price and participant tax withholding obligation by tendering shares of company stock that have been owned by the participants for at least six months. The intrinsic value associated with exercises was $9.9 million, $12.2 million, and $18.0 million during the years ended December 31, 2014, 2013 and 2012, respectively.

We measure the fair value of each stock option grant at the date of grant using a Black‑Scholes option pricing model. The weighted average grant date fair value of options granted during the years ended December 31, 2014 and 2013 was $7.72 and $6.99, respectively. The following assumptions were used in determining the fair value of options granted during 2014 and 2013:

	2014		2013
Risk-free interest rate	1.29%		0.91%
Expected dividend yield	—%		—%
Expected option life	4.2	Years	4.2	Years
Expected stock price volatility	11.5%		12.3%

We estimate the expected term of options granted based on historical experience of employee exercise behavior. We estimate the volatility of our common stock by using the weighted‑average of historical volatility over the same period as the option term. We use the Treasury Yield Curve rates for the risk‑free interest rate in the option valuation model with maturities similar to the expected term of the options. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre‑vesting option forfeitures and record stock‑ based compensation expense only for those awards that are expected to vest. All stock‑based payment awards are amortized on a straight‑line basis over the requisite service periods of the awards.

The total compensation expense recognized for stock options granted for the years ended December 31, 2014, 2013 and 2012 was $3.5 million, $3.7 million, and $2.1 million, respectively. The remaining unrecognized compensation expense related to nonvested awards as of December 31, 2014 is $5.6 million. We expect to recognize this compensation

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

expense over the weighted average remaining recognition period of 1.6 years, subject to forfeitures that may occur during that period.

Payroll Deduction Stock Purchase Plan

In November 1999, we established the Payroll Deduction Stock Purchase Plan (“PDSPP”) which provides for the purchase of common stock at 90% of the market value as of the date of purchase through payroll deductions by participating employees. Eligible employees may purchase common stock totaling up to 15% of an employee’s compensation through payroll deductions. An employee cannot purchase more than $25,000 of common stock under the PDSPP in any calendar year. The PDSPP is intended to qualify under Section 423 of the Internal Revenue Code (“IRC”). The PDSPP is not intended to qualify under Section 401(a) of the IRC and is not subject to ERISA. The PDSPP is non‑compensatory since the plan is available to all stockholders and incorporates no option features such as a look‑back period. Accordingly, no compensation expense is recognized in the financial statements for the PDSPP. During the years ended December 31, 2014, 2013 and 2012, a total of 415,577 shares, 464,514 shares, and 540,134 shares, respectively, were issued under the PDSPP, for total proceeds of $22.4 million, $24.8 million, and $26.3 million, respectively.

Phantom Stock Plan

In January 2000, we established the Phantom Stock Plan, which provides eligible individuals with added incentives to continue in the long‑term service of our company. Eligible individuals are generally individuals who are not residents of the U.S. Phantom stock grants are 100% vested on the grant date and may be redeemed after six months from the grant date. The value of phantom stock is equal to the market value of our common stock. All amounts granted under the Phantom Stock Plan are payable in cash only and are generally granted in connection with the Annual Incentive Plan and the Long Term Incentive Plan. Compensation expense under this plan is based on the value of the units on the date of grant.

During the year ended December 31, 2013 and 2014, there were no units granted under the Phantom Stock Plan.  During the year ended December 31, 2012, a total of 711 units were granted under the Phantom Stock Plan. The fair value of the units granted under the Phantom Stock Plan during 2012 was $57.01. Compensation expense related to the Phantom Stock Plan was zero for each year ended December 31, 2014, 2013, and 2012.

The following table summarizes the activity relating to the Phantom Stock Plan during 2014:

Number
of
Units
Balance at December 31, 2013	22,897
Exercised	(5,570)
Forfeited	—
Balance at December 31, 2014	17,327

Stock Appreciation Rights Plan

In February 1999, we established the Stock Appreciation Rights (“SARs”) Plan. Eligible individuals are generally individuals who are not residents of the U.S. SARs are granted at an exercise price equal to the market value of our common stock and generally become exercisable 25%,  25% and 50% after one, two and three years, respectively, and have a term of five years from the date of the grant. All amounts granted under the SARs Plan are payable in cash only. Compensation expense under this plan is based on the vesting provisions and the market value of our common stock.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Compensation expense related to the SARs Plan during 2014, 2013, and 2012 was zero,  $0.2 million, and $0.1 million, respectively.

The following table summarizes the activity relating to the SARs Plan during 2014:

	Number	Weighted Average
	of Rights	Exercise Price
Balance at December 31, 2013	23,910	$ 52.88
Granted	9,771	$ 64.83
Exercised	(2,963)	$ 39.34
Forfeited	(1,212)	$ 57.64
Balance at December 31, 2014	29,506	$ 58.01

Incentive Plans

The Annual Incentive Plan (“AIP”) aids in the recruitment, motivation, and retention of employees. Management determines which employees participate in the AIP. During the year ended December 31, 2014, 1,396 shares were issued under the AIP.  The fair value of the shares issued under the AIP was $69.43 for the year ended December 31, 2014.  We accrued compensation expense related to common stock awards under the AIP in the amount of $0.1 million for the year ended December 31, 2014. All of the 2013 and 2012 awards were paid in cash. Therefore no stock‑based compensation was recognized in 2013 or 2012.

The Long Term Incentive Plan (“LTIP”) rewards certain executives and senior leaders for the creation of value in the organization through the achievement of specific long‑term (three year) goals of earnings growth and strategic initiatives. The Compensation Committee of the Board annually reviews and endorses participation in the LTIP, and new programs are established each year. During the years ended December 31, 2014, 2013 and 2012, a total of 66,528 shares, 235,590 shares, and 304,736 shares, respectively, were issued under the LTIP at a fair value of $69.43,  $57.22, and $57.01 per share, respectively. Compensation expense for common stock awards under the LTIP amounted to $4.1 million, and $7.2 million for the years ended December 31, 2013 and 2012, respectively.  For the year ended December 31, 2014, compensation expense for common stock under the LTIP plan was reduced by $6.4 million as a result of underperformance to the stated three-year program goals.

Restricted Stock Plan

In 2000, we established the Restricted Stock Plan (as amended and restated in 2011 and 2013) which provides eligible individuals with added incentives to continue in the long‑term service of our company. The awards are made for no consideration, vest over various periods, and may include performance requirements, but are considered outstanding at the time of grant. During the years ended December 31, 2014, 2013 and 2012, a total of 268,291 shares, 122,009 shares, and 163,469 shares, respectively, were granted under the Restricted Stock Plan.

We recognize compensation costs, net of forfeitures, over the vesting term based on the fair value of the restricted stock at the date of grant. The amount of compensation expense recognized under the Restricted Stock Plan was zero,  $4.2 million, and $6.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $4.3 million of unrecognized compensation expense related to non‑vested restricted stock grants. The expense is expected to be recognized over a weighted average period of 1.38 years.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the activity relating to the Restricted Stock Policy and Administration Plan during 2013:

		Weighted Average
	Non‑vested Shares	Grant Date Fair Value
Balance at December 31, 2013	269,802	$ 51.57
Granted	268,291	$ 64.92
Vested	(68,411)	$ 52.51
Cancelled	(121,918)	$ 51.86
Balance at December 31, 2014	347,764	$ 61.58

The weighted‑average fair values of the shares granted under the Restricted Stock Plan during 2014, 2013 and 2012 were $64.92,  $59.23, and $54.96, respectively.

(15) Employee Retirement Plans

Retirement and Tax‑Deferred Savings Plan

The Retirement and Tax‑Deferred Savings Plan (“401(k) Plan”) is a retirement plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement. In September 2012, our Board of Directors approved the CH2M HILL Companies, Ltd. Amended and Restated 401(k) Plan which became effective January 1, 2013 (“401(k) Plan”). The 401(k) Plan allows for matching contributions up to 6% of employee’s base compensation, although specific subsidiaries may have different limits on employer matching. The matching contributions may be made in both cash and/or stock. Expenses related to matching contributions made in common stock for the 401(k) Plan were $48.5 million, $36.5 million, and $45.5 million for the 2014, 2013 and 2012, respectively.

Defined Benefit Plans

We sponsor several defined benefit pension plans primarily in the United States and the United Kingdom.

In the U.S., we have three noncontributory defined benefit pension plans. Plan benefits in two of the plans are frozen while one plan remains active. Benefits are generally based on years of service and compensation during the span of employment.

In the U.K., we assumed several defined benefit plans as part of our acquisition of Halcrow on November 10, 2011, of which the largest is the Halcrow Pension Scheme. These defined benefit plans have been closed to new entrants for many years. The information related to these plans is presented in the Non‑U.S. Pension Plans columns of the tables below.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Benefit Expense

The weighted average actuarial assumptions used to compute the net periodic pension expense are based upon information available as of the beginning of the year, as presented in the following table.

	U.S. Pension			Non-U.S.
	Plans			Pension Plans
	2014	2013	2012	2014	2013	2012
Discount rate	5.10%	4.20%	5.30%	4.40%	4.50%	4.90%
Expected long‑term rate of return on plan assets	6.75%	6.75%	7.50%	4.86%	4.63%	5.81%
Rate of compensation increase	3.30%	3.00%	3.00%	4.00%	4.00%	4.10%

The components of the net periodic pension expense for the years ended December 31 are detailed below:

	U.S. Pension			Non-U.S.
	Plans			Pension Plans
($ in thousands)	2014	2013	2012	2014	2013	2012
Service cost	$3,132	$3,833	$3,532	$3,296	$4,041	$2,350
Interest cost	10,941	10,015	10,592	50,278	47,752	45,628
Expected return on plan assets	(11,683)	(10,801)	(10,756)	(36,420)	(32,440)	(36,647)
Amortization of prior service credits	(766)	(766)	(781)	—	—	—
Recognized net actuarial loss	4,598	7,490	5,546	1,199	931	—
Net expense included in current income	$6,222	$9,771	$8,133	$18,353	$20,284	$11,331

Benefit Obligations

The measurement date used for the U.S. and non‑U.S. defined benefit pension plans is December 31. The significant actuarial weighted average assumptions used to compute the projected benefit obligations for the defined benefit pension plans at December 31 are as follows:

	U.S. Pension		Non-U.S.
	Plans		Pension Plans
	2014	2013	2014	2013
Discount rate	4.30%	5.10%	3.60%	4.40%
Rate of compensation increase	3.30%	3.30%	3.65%	4.00%

The discount rate assumption for the U.S. and U.K. defined benefit pension plans was determined using actuarial bond models. The models assume we purchase high quality, Aa‑rated or better, corporate bonds such that the expected cash flow from the selected bond portfolio generally matches the timing of our projected benefit payments. The models develop the average yield on this portfolio of bonds as of the measurement date. This average yield is used as the discount rate.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the change in the projected benefit obligation and plan assets for the defined benefit pension plans for the years ended December 31:

	U.S. Pension		Non-U.S.
	Plans		Pension Plans
($ in thousands)	2014	2013	2014	2013
Benefit obligation at beginning of year	$220,860	$245,077	$1,147,510	$1,063,952
Service cost	3,132	3,833	3,296	4,041
Interest cost	10,941	10,015	50,278	47,752
Actuarial loss (gain)	47,220	(26,876)	139,313	52,050
Participant contributions	—	—	341	338
Currency translation	—	—	(65,637)	16,639
Benefits paid	(13,696)	(11,189)	(38,558)	(37,262)
Benefit obligation at end of year	$268,457	$220,860	$1,236,543	$1,147,510
Plan assets at beginning of year	$171,939	$162,665	$751,143	$701,256
Actual return on plan assets	26,839	12,274	78,094	52,571
Company contributions	10,979	8,189	27,348	23,120
Participant contributions	—	—	341	338
Currency translation	—	—	(41,631)	11,120
Benefits paid	(13,696)	(11,189)	(38,558)	(37,262)
Fair value of plan assets at end of year	$196,061	$171,939	$776,737	$751,143

The combined U.S. and Non-U.S. pension benefit obligation increase of $136.6 million was primarily caused by changes in actuarial assumptions, including a decrease in the discount rates for both the U.S and Non-U.S. pension plans as well as a change in mortality rates for the U.S. pension plans based on recent studies by the Society of Actuaries indicating mortality improvements.  Assuming no changes in current assumptions, the Company expects to fund approximately $39.2 million to $44.4 million in Company contributions for calendar year 2014.

The expected benefit payments for the U.S. and non‑U.S. defined benefit pension plans are as follows:

($ in thousands)	U.S. Pension	Non-U.S.
	Plans	Pension Plans
2015	$14,078	$43,184
2016	14,972	41,543
2017	15,943	42,568
2018	16,264	44,516
2019	17,082	46,465
Thereafter	89,867	256,353
	$168,206	$474,629

Benefit Plan Assets

The target allocation for the U.S. pension plans and the weighted‑average asset allocations for the defined benefit pension plans at December 31, 2014 and 2013 by asset category are set out below. For the non‑U.S. pension plans, the targeted allocation of assets is generally related to the expected benefit payments over the next five to ten

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

years. The target is to hold sufficient assets in fixed income securities to meet these cash flows. So as the benefit plan matures, an increasing proportion of plan assets will be held in fixed income securities.

	Target	U.S. Pension Plans		Non-U.S. Pension Plans
	Allocation	2014	2013	2014	2013
Equity securities	55%	51%	63%	35%	38%
Debt securities	45%	45%	36%	58%	55%
Other	0%	4%	1%	7%	7%
Total	100%	100%	100%	100%	100%

The investment philosophy for the defined benefit pension plans is primarily to have the asset values and long‑term rates of return exceed those of the relative benchmarks in order to protect and pay the expected future benefit payments to participants. Asset allocation decisions are made in an attempt to construct a total portfolio that achieves the desired expected risk and return needed to meet long term liabilities of the plans. For non‑U.S. plans, the asset allocation decisions are often made by an independent board of trustees. In order to accomplish the investment philosophy and strategy, the benefit plan trustees monitor the asset classes allowed for investment, the strategic mix targets, and allowable ranges of such.

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

We use long‑term historical actual return experience with consideration of the expected investment mix of the plan assets, as well as future estimates of long‑term investment returns to develop the expected rate of return assumptions used in calculating the net periodic pension cost.

The following tables summarize the fair values of our defined benefit pension plan assets by major asset category:

	U.S. Pension Plans
		Quoted Prices in	Significant Other	Significant Unobservable
		Active Markets	Observable Inputs	Inputs
($ in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Cash and cash equivalents	$8,677	$8,677	$—	$—
Equity funds	99,267	99,267	—	—
Fixed income securities	88,117	88,117	—	—
Total	$196,061	$196,061	$—	$—
December 31, 2013
Cash and cash equivalents	$1,610	$1,610	$—	$—
Equity funds	108,726	108,726	—	—
Fixed income securities	61,603	61,603	—	—
Total	$171,939	$171,939	$—	$—

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

	Non-U.S. Pension Plans
($ in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Cash and cash equivalents	$17,659	$15,740	$1,919	$—
Equity funds	273,553	236,964	36,589	—
Fixed income securities	446,888	387,016	59,872	—
International property fund	14,794	1,089	12,217	1,488
Other	23,843	16,963	6,880	—
Total	$776,737	$657,772	$117,477	$1,488
December 31, 2013
Cash and cash equivalents	$20,543	$18,380	$2,163	$—
Equity funds	281,191	244,804	36,387	—
Fixed income securities	407,461	349,941	57,520	—
International property fund	14,186	1,148	11,708	1,330
Other	27,762	21,636	6,126	—
Total	$751,143	$635,909	$113,904	$1,330

Funded Status

The following table presents the underfunded status of the defined benefit pension plans at December 31:

			Non-U.S.
	U.S. Pension Plans		Pension Plans
($ in thousands)	2014	2013	2014	2013
Projected benefit obligation	$268,457	$220,860	$1,236,543	$1,147,510
Fair value of plan assets	196,061	171,939	776,737	751,143
Overfunded status	—	—	1,908	765
Underfunded status	$(72,396)	$(48,921)	$(461,714)	$(397,132)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$87,470	$60,004	$200,557	$115,399
Net prior service cost (credits)	(6,349)	(7,115)	—	—
Total	$81,121	$52,889	$200,557	$115,399
Amounts to be recognized in the following year as a component of net periodic pension expense:
Net actuarial loss	$7,464	$4,598	$4,015	1,195
Net prior service cost (credits)	(766)	(766)	—	—
Total	$6,698	$3,832	$4,015	1,195
Additional information:
Accumulated benefit obligation	$263,543	$216,824	$1,230,352	$1,139,224

The liability for the underfunded status is included in long‑term employee related liabilities on the consolidated balance sheets.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Other Postretirement Benefits

We sponsor a medical benefit plan for retired employees of certain subsidiaries. The plan is contributory, and retiree premiums are based on years of service at retirement. The benefits contain limitations and a cap on future cost increases. We fund postretirement medical benefits on a pay‑as‑you‑go basis. Additionally, we have a frozen non‑qualified pension plan that provides additional retirement benefits to certain senior executives that remained employed and retired from CH2M HILL on or after age 65.

The non‑qualified pension and postretirement healthcare benefit payments, including expected future services, are expected to be paid from plan assets and operating cash flows as follows:

($ in thousands)	Non-Qualified	Postretirement
	Pension Plan	Benefit Plans
2015	$289	$3,120
2016	283	3,149
2017	105	3,175
2018	101	3,237
2019	97	3,302
2019-2023	422	17,961
	$1,297	$33,944

Benefit Expense

The measurement date used for non‑qualified pension and other postretirement benefit plans is December 31. The actuarial assumptions used to compute the non‑qualified pension benefit expense and postretirement benefit expense are based upon information available as of the beginning of the year, as presented in the following table.

	Non-Qualified			Postretirement
	Pension Plan			Benefit Plans
	2014	2013	2012	2014	2013	2012
Actuarial assumptions at beginning of year:
Discount rate	5.1%	4.2%	5.3%	5.1%	4.2%	5.3%
Initial healthcare costs trend rate	na	na	na	na	na	na
Ultimate healthcare cost trend rate	na	na	na	na	na	na
Year ultimate trend rate is reached	na	na	na	na	na	na

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The components of the non‑qualified pension benefit expense and postretirement benefit expense for the years ended December 31 are detailed below:

	Non-Qualified			Postretirement
	Pension Plan			Benefit Plans
($ in thousands)	2014	2013	2012	2014	2013	2012
Service cost	$—	$—	$—	$1,058	$1,816	$1,828
Interest cost	78	81	38	2,195	2,196	2,416
Amortization of transition obligation	—	—	—	—	—	100
Amortization of prior service (credits) costs	—	—	—	(29)	206	341
Recognized net actuarial loss (gain)	—	21	36	(11)	336	—
Net expense included in current income	$78	$102	$74	$3,213	$4,554	$4,685

The discount rate used to compute the benefit obligations for the non‑qualified pension plan and postretirement benefit plans at December 31, 2014 and 2013 were 4.30% and 5.10%, respectively.

The discount rate assumptions are set annually based on an actuarial bond model. The bond model assumes we purchase high quality corporate bonds such that the expected cash flows generally match the maturity of the benefits. The following table summarizes the change in benefit obligation and change in plan assets for the non‑qualified pension and postretirement benefit plans for the years ended December 31:

	Non-Qualified		Postretirement
	Pension Plan		Benefit Plans
($ in thousands)	2014	2013	2014	2013
Benefit obligation at beginning of year	$1,608	$1,994	$44,336	$53,686
Service cost	—	—	1,058	1,816
Interest cost	78	81	2,195	2,196
Participant contributions	—	—	2,138	2,001
Actuarial loss (gain)	106	(341)	4,927	(10,907)
Benefits paid	(293)	(126)	(4,314)	(4,456)
Benefit obligation at end of year	$1,499	$1,608	$50,340	$44,336

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Funded Status

The following table presents the underfunded status of the non‑qualified pension and postretirement benefit plans at December 31:

	Non-Qualified		Postretirement
	Pension Plan		Benefit Plans
($ in thousands)	2014	2013	2014	2013
Projected benefit obligation	$1,499	$1,608	$—	$—
Accumulated benefit obligation	—	—	50,340	44,336
Underfunded status	$(1,499)	$(1,608)	$(50,340)	$(44,336)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss (gain)	$161	$55	$2,155	$(2,784)
Net prior service credit	—	—	(233)	(262)
Transition obligation	—	—	—	—
Total	$161	$55	$1,922	$(3,046)
Amounts to be recognized in the following year as a component of net periodic cost:
Net actuarial loss (gain)	$1	$—	$(7)	$(11)
Net prior service credit	—	—	(29)	(29)
Transition obligation	—	—	—	—
Total	$1	$—	$(36)	$(40)

Benefits expected to be paid in 2014 are included in short‑term employee related liabilities with the remaining liability balance included in long‑term employee related liabilities on the consolidated balance sheets.

Multiemployer Plans

We participate in various multiemployer pension plans for certain employees represented by labor unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements, generally based on the number of hours worked. We made contributions to the various plans totaling approximately $4.1 million, $5.7 million, and $6.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. We are unable to obtain additional financial information from the multiemployer pension plans sponsors in order to determine unfunded liability amounts and other plan data, however based upon the small number of our employees that have participated in these plans, we do not believe any of these amounts will have a material impact on our financial results.

We have employees who participate in benefit plans with the U.S. Department of Energy for which information is not provided because we are not responsible for the current or future funded status of those plans.

(16) Changes in Project-Related Estimates

During the first quarter of 2014, we experienced significant cost growth on a fixed-price contract to design and construct a new power generation facility in the northeastern United States.  The effect of these changes in estimates resulted in a charge to operations totaling $52.5 million in the first quarter of 2014 which includes both the reversal of previously recognized profits as well as the recording of the estimated total loss on the project at completion.  In the third and fourth quarters of 2014, additional changes in estimates were identified as the project approached completion

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

resulting in the recognition of an additional loss of $11.9 million.  These increases in costs resulted from multiple sources including a substantial decline in union labor productivity, poor subcontractor performance and the impacts of schedule delays caused by the above items and severe weather in the northeastern United States during the winter months of 2014. The project achieved substantial completion during the fourth quarter of 2014.  Certain of our subcontractors have submitted claims against us requesting additional funding and, although we believe the majority of these claims to be without merit, we are in the process of resolving these disputes and there can be no assurances that the resolution will not result in additional losses.  Management is seeking recovery of a portion of the total project loss from various sources including change orders from the client. In addition, we are requesting relief from a portion of the liquidated damages assessed by the client through the date of substantial completion due to client interference and other remedies under the terms of the contract. There can be no assurance we will be successful in obtaining such recoveries.

During the first and second quarter of 2014, we experienced cost growth on a Facilities and Urban Environments project in our Europe region primarily due to productivity issues.  These changes in estimates negatively impacted our results of operations by $17.8 million for the year ended December 31, 2014.  Management has implemented various processes to assist in improving productivity rates and does not believe further losses will be incurred on this project.  However, future results could differ from the current performance.

We are involved in a fixed price project in Australia through a consolidated 50/50 joint venture partnership with an Australian construction contractor to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia.  As of December 31, 2014, the total contract value of the joint venture project is $470 million and is approximately 35% complete overall, with engineering and procurement nearing completion and construction activities ramping up.  Due to a variety of issues related to the joint venture scope of work, we identified changes in estimated contract costs that resulted in charges to operations of $170.0 million and $110.0 million in the third and fourth quarters of 2014, respectively. This total of $280.0 million represents the total expected loss of the joint venture project at completion.  After considering the losses attributable to the noncontrolling interest in the joint venture held by our joint venture partner, the net impact on our pre-tax results of operations for third and fourth quarters of 2014 was $85.0 million and $55.0 million, respectively.  Management believes the project has suffered from substantial client interference related to numerous design changes, delays in providing timely access to site delivery facilities and access to certain construction materials.  These items have resulted in a significant increase in the cost to complete the project as well as a delay in the start of construction activities and possibly the ultimate delivery of the power facility.  While management believes the current estimated cost to complete the project represents the best estimate at this time, there is a significant amount of work that still needs to be performed on the project before achieving substantial completion and thus there can be no assurance that additional cost growth will not occur.  Management is currently in substantive negotiations with the client and is vigorously pursuing recovery of costs and schedule impacts with the assistance of external legal and commercial claims specialists.  A settlement, if reached, could significantly reduce the joint venture’s total anticipated loss at completion.  Management believes it will gain a better understanding during the first half of 2015 whether a negotiated settlement is possible, and, if so, how the terms of such settlement would impact the joint venture’s estimated costs at completion.  However, if these recovery steps are not successful, we might not be reimbursed by the client for previously incurred or potential future cost overruns and the joint venture might be assessed potential liquidated damages in excess of amounts already included in the current estimated loss at completion.

The Company is a party to a consolidated joint venture that has a fixed price contract to design and build facilities on a United States military base in Africa.  Due to delays in site access and unanticipated site conditions, the currently scheduled completion dates for various stages of the project are significantly behind the original completion dates, and costs associated with the projects therefore have the risk of potential growth, particularly in the design-build portions of work.  During the third quarter of 2014, the Company was able to successfully negotiate a request for equitable adjustment with the client which included relief from certain cost growth as well as an extension in the contracted delivery date. We do not believe at this time that we will incur any material liquidated damages.  However, because of the significant risks still associated with the execution of the contract, the management of the consolidated

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

joint venture has concluded that estimated revenue and cost at completion are difficult to ascertain at this time, and, therefore, revenue has been recognized equal to costs incurred.

During the second half of 2014, we experienced significant cost growth on a Transportation fixed price contract to design and construct roadway improvements on an expressway in the southwestern U.S.  The cost growth was primarily caused by design and engineering changes deemed necessary after completion of a detailed design review was completed. The changes in design drove increases in materials quantities and caused schedule delays.  As a result of these changes in estimate, a charge to operations was recorded totaling $38.7 million for the year ended December 31, 2014, which represents the reversal of previously recognized profits as well as the total loss at completion which is estimated to be $36.2 million.  Management is assessing the recovery of cost and schedule delays from the client as a result of significant interference; however, at this time it is not possible to estimate these recoveries.  It is possible that we could incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss or if our plans to meet our revised schedule are not achieved.  These potential changes in estimates could be materially adverse to the Company’s results of operations and could include additional costs to complete the project as well as penalties assessed by the client if the project is not delivered by agreed upon dates.

During the year ended December 31, 2013, we recorded a loss on another fixed price power contract in the western U.S., totaling $40.9 million.  That contract is now substantially complete.

All reserves for project related losses are included in other current liabilities and totaled $222.4 million and $8.4 million as of December 31, 2014 and December 31, 2013, respectively.  Of the amount included in the December 31, 2014 balance, $91.8 million relates to accrued project losses attributable to, and payable by, the noncontrolling joint venture partner.

(17) Segment Information

Effective January 1, 2014 through December 31, 2014, we implemented certain significant organizational changes, including the manner in which our operations are managed. Our operations are now organized and managed using a structure consisting of markets, geographical areas and service lines.  Our business results are reported internally using this matrix structure.  In connection with this change, we reevaluated the manner in which our Chief Operating Decision Maker (“CODM”) reviews operating results and makes key business decisions.  As a result of our evaluation, we determined that our CODM is our executive management committee that meets regularly to evaluate operating results and allocate our financial and operational resources.  Our CODM primarily reviews consolidated financial operating results, as well as safety, project delivery and other operational metrics. We reviewed the matrix structure, noting the markets, geographical areas and service lines we offer have similar economic characteristics, including:

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

•	We designed our sales force to benefit our markets and service lines interchangeably;
•	Our project proposal teams are designed to be utilized in all of our markets, service lines and geographical areas; and,
•	Our delivery administration and enterprise delivery excellence services were formed to ensure a consistent, high quality service experience for our clients.

Based on our evaluation of the matrix structure, we determined that our operations may be aggregated into one reportable segment due to the similar economic characteristics of operations across markets, geographical areas, and service lines.  Prior year information has been revised to conform to current year presentation.

Effective January 1, 2015, we reorganized the business lines within the markets into five business groups: Water; Transportation; Environment and Nuclear; Industrial and Urban Environments; and Oil, Gas and Chemicals.  Management is currently evaluating the impact this reorganization will have on our external reporting segments, if any.  Any changes will be reflected in the Company’s first quarter results of operations.

Gross revenue by market for the years ended December 31 were as follow:

	Year Ended December 31,
($ in thousands)	2014	2013	2012
Energy	$1,055,726	$1,493,222	$1,782,721
Environment and Nuclear	1,377,126	1,318,777	1,424,504
Facilities and Urban Environments	789,528	919,509	878,719
Transportation	947,395	939,088	962,608
Water	1,243,694	1,207,223	1,112,001
Total	$5,413,469	$5,877,819	$6,160,553

We derived approximately 21%,  18% and 18% of our total revenue from contracts with the U.S. federal government and the agencies regulated by the U.S. federal government in the years ended December 31, 2014, 2013 and 2012, respectively. Although the majority of our consolidated revenue is generated from our domestic operations, we provide services in numerous countries, including the United Kingdom which accounted for 10% of the total consolidated revenue in 2014. Total U.S. and international revenue for the years ended December 31 were as follows:

($ in thousands)	2014	2013	2012
U.S.	$3,806,935	$3,915,091	$4,237,918
International	1,606,534	1,962,728	1,922,635
Total	$5,413,469	$5,877,819	$6,160,553

The fixed assets to support our business operations and our clients are located both domestically and internationally.  Total U.S. and international net property, plant and equipment for the years ended December 31 were as follows:

($ in thousands)	2014	2013	2012
U.S.	$215,689	$183,884	$131,684
International	42,471	42,541	80,323
Total	$258,160	$226,425	$212,007

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Commitments and Contingencies

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

Commercial commitments outstanding as of December 31, 2014 are summarized below:

	Amount of Commitment Expiration Per Period
	Less than				Total Amount
($ in thousands)	1 Year	1-3 Years	4-5 Years	Over 5 Years	Committed
Letters of credit	$71,844.1	$20,408.5	$35,130.8	$35,018.0	$162,401.4
Bank guarantees	32,777.6	2,545.6	553.0	1,035.6	36,911.8
Surety and bid bonds	783,538.5	527,602.6	22,289.8	50.2	1,333,481.1
Total	$888,160.2	$550,556.7	$57,973.6	$36,103.8	$1,532,794.3

We are party to various legal actions arising in the normal course of business. Because a large portion of our business comes from U.S. federal, state and municipal sources, our procurement and certain other practices at times are subject to review and investigation by various agencies of the U.S. government and state attorneys’ offices. Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. government contracting. These investigations often take years to complete and many result in no adverse action or alternatively could result in settlement. Damages assessed in connection with and the cost of defending any such actions could be substantial. While the outcomes of pending proceedings and legal actions are often difficult to predict, management believes that proceedings and legal actions currently pending would not result in a material adverse effect on our results of operations or financial condition even if the final outcome is adverse to our company.

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington was investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M HILL Hanford Group (“CH2M HILL Subsidiary”) employees pleaded guilty to felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney’s Office raised the possibility of violations of the civil False Claims Act and criminal charges for possible violations of federal criminal statutes arising from CH2M HILL’s Subsidiary overtime practices on the project. In September 2012, the government intervened in a civil False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud. In March 2013, we entered into a Non‑Prosecution Agreement (“NPA”) concluding the criminal investigation so long as we comply with the terms of the NPA. The NPA requires us to comply with ongoing requirements for three years after the effective date. By a separate agreement, we obtained dismissal of the civil False Claims Act case. We paid $18.5 million in total under both agreements. As a result, no criminal charges were brought against CH2M HILL Subsidiary or any CH2M HILL entities, and the civil False Claims Act case was dismissed.

In May 2007, Halcrow, Inc. contracted with Roatan Cruise Terminal, S.A. de C.V., ("Roatan CT"), a Honduran entity owned by Carnival Corporation ("Carnival") to be the design engineer for a marine facility that Roatan CT wanted to build in Roatan, Honduras to become a Carnival Cruise line destination port. Halcrow, Inc.’s responsibility included the design of the navigation or entry channel; dredging needed to accommodate Carnival designated cruise ships, two piers, approach bridges, fenders and mooring dolphins, and a Duty Free Platform.  In October 2010, Carnival filed suit

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

against Halcrow, Inc. in the United States District Court for the Southern District of Florida. The litigation was later consolidated with a state court action filed by the contractor, American Bridge. Carnival is seeking approximately $21.0 million for additional construction costs resulting from alleged design errors related to the structural integrity of the piers and cracking in the pre-cast concrete slabs in the piers.  The Court has not set a trial date in this matter.  This claim is being defended under a $5.0 million eroding limits Halcrow U.S. legacy professional liability insurance policy.  Based on information presently known to management, we intend to vigorously defend the claims brought against us and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

In June 2007, CH2M HILL was retained by DynCorp through a subcontract arrangement to provide logistics support to the Army under the Logistics Civil Augmentation Program IV (“LOGCAP”) umbrella contract.  The subcontract contained a profit sharing provision that called for CH2M HILL to receive a 30% share of all profits earned by DynCorp on the task orders.  CH2M HILL and Dyncorp dispute the profit sharing calculations.  In August 2014, CH2M HILL filed suit against DynCorp in Fairfax County, Virginia alleging breach of contract and requesting damages in the amount of $26.0 million plus interest and costs.  The damages portion of the Complaint has been amended to $43.0 million as further damages have matured. DynCorp filed an Answer and Counterclaim in November 2014. The Counterclaim seeks $98.0 million from CH2M HILL for breach of contract claims that CH2M HILL failed to make capital contributions, failed to contribute to project reserves, and failed to share in project finance costs. The Court has set a September 14, 2015 trial date. Based on information presently known to management, we intend to vigorously defend the claims brought against us and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

In January 2011, CH2M HILL Energy Canada, LTD was awarded the contract to develop a mechanical scope of work and construct a facility for Spectra Energy Transmission’s (“Spectra”) Fort Nelson North Processing Facility located in Northern British Colombia (“BC”). These services included directly performed civil, structural, mechanical equipment, and piping installation for the project. Spectra claimed it suffered damages associated with project delay and cost overruns. To settle construction related claims, the contract terms were changed from a fixed price to a  cost plus fixed fee arrangement, and the project completion date was extended, in a Settlement Agreement dated November 2011. The project was completed in February 2013.  Spectra now asserts that it was induced to enter into the Settlement Agreement by false or negligent representations as to the remaining cost to complete the project. Spectra claims the project was completed almost a year after its original scheduled completion date and at a cost significantly in excess of the budget, and that CH2M HILL is liable for damages for breach of contract and gross negligence. Spectra commenced arbitration proceedings in Calgary, Alberta in September 2013. Their demand does not state damages with any particularity. The arbitration proceedings are expected to begin in late 2015. Based on information presently known to management, we intend to vigorously defend the claims brought against us and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

CH2M-WG Idaho, LLC (“CWI”), owned 50.5% by CH2M HILL, is a remediation contractor for the U.S. Department of Energy (“DOE”) at the Idaho National Laboratory site. The original remediation contract was to run from May 2005 through September 2012, and was extended through September 2015. CWI currently has a disagreement with DOE concerning what CWI’s final fee should be for the base contract period from May 2005 through September 2012. In December 2013, the DOE issued a final determination that was approximately $30.0 million less than CWI expected to receive in the fee determination.  CWI filed a Certified Claim with the Contracting Officer for a total fee owed of $40.1 million in March 2014.  The Certified Claim was rejected through a Contracting Officer’s Final Decision in May 2014, and CWI filed its appeal to the Civilian Board of Contract Appeals on May 29, 2014. Trial is scheduled for October 19, 2015.  Based on information presently known to management, we intend to vigorously defend the claims brought against us and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of December 31, 2014 and December 31, 2013, accruals for potential estimated claim liabilities were $16.3 million and $15.5 million, respectively.

In connection with the Halcrow acquisition, we assumed a lease obligation for office space which was entered into by a Halcrow subsidiary in 1981 and was previously occupied and used as one of their primary office locations. Subsequently, Halcrow vacated the space and was subleasing the building to third parties. The lease required Halcrow to continue to make lease payments until 2080 with rent escalating provisions that could have increased with market conditions. In 2012, we obtained a final third party determination of the fair value of this lease obligation and the associated real property in order to complete the purchase price allocation. As a result, the capital lease and related obligations, as well as the related building asset were included in the consolidated balance sheet as of December 31, 2012. Capital lease and related obligations as of December 31, 2012 were $66.1 million and was included primarily in other long‑term liabilities in the consolidated balance sheet. We also assumed an operating lease for the associated land on which the building is located with total lease payments due over the remaining term of the lease totaling $36.8 million as of December 31, 2012. In September 2013, Halcrow entered into an agreement to terminate its obligations under the lease, including $66.1 million remaining on the capital lease and related obligations as well as the operating lease obligation, to a third party. Under the terms of this agreement Halcrow paid $27.0 million to the third party which resulted in a gain on termination of the obligations of $15.5 million. The related building asset and obligations were relieved from the consolidated balance sheets and the gain was recognized as a reduction in general and administrative expenses for the twelve months ended December 31, 2013.

(19) Quarterly Financial Information (unaudited)

Our quarterly financial information for the years ended December 31, 2014 and 2013 is as follows:

	First	Second	Third	Fourth	For the
(In thousands except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year Ended
2014
Revenue	$1,279,449	$1,402,448	$1,422,537	$1,309,035	$5,413,469
Operating income	(9,546)	19,575	(234,903)	(116,712)	(341,586)
Net income attributable to CH2M HILL	(6,092)	11,450	(131,242)	(55,653)	(181,537)
Net income per common share
Basic	$(0.21)	$0.40	$(4.69)	$(2.01)	$(6.42)
Diluted	$(0.21)	$0.40	$(4.69)	$(2.01)	$(6.42)
2013
Revenue	$1,447,749	$1,513,006	$1,472,603	$1,444,461	$5,877,819
Operating income	13,965	49,086	56,851	72,460	192,362
Net income attributable to CH2M HILL	7,114	27,496	33,693	50,031	118,334
Net income per common share
Basic	$0.24	$0.92	$1.14	$1.71	$4.00
Diluted	$0.24	$0.91	$1.13	$1.70	$3.96

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, Douglas County, State of Colorado, on February 25, 2015.

Interim Chief Financial Officer and Chief Accounting Officer
CH2M Hill Companies, Ltd.
By:	/s/ Gary L. McArthur Gary L. McArthur Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated, through their attorney‑in‑fact as appointed in the power of attorney of February 25, 2015 included as Exhibit 24.1 filed herewith.

Signature	Title	Date
/s/ Jacqueline C. Hinman	President and Chief Executive Officer (principal executive officer) and a Director	February 25, 2015
Jacqueline C. Hinman

/s/ Gary L. McArthur	Executive Vice President and Chief Financial Officer (principal financial officer)	February 25, 2015
Gary L. McArthur

/s/ JoAnn Shea	Vice President, Chief Accounting Officer and Controller (chief accounting officer)	February 25, 2015
JoAnn Shea

*	Director	February 25, 2015
J. Robert Berra

*	Director	February 25, 2015
Malcolm Brinded

* Mark D. Fallon	Director	February 25, 2015

*	Director	February 25, 2015
Jerry D. Geist

*	Director	February 25, 2015
Charles O. Holliday, Jr.

*	Director	February 25, 2015
Gregory T. McIntyre

*	Director	February 25, 2015
Georgia R. Nelson

*	Director	February 25, 2015
Elisa M. Speranza

*	Director	February 25, 2015
Michael A. Szomjassy

*	Director	February 25, 2015
Barry L. Williams

*By:	/s/ Gary L. McArthur
Gary L. McArthur, as attorney‑in‑fact