Form 10-Q
period 2015-03-27
CH2M HILL COMPANIES LTD
filed 2015-05-06
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2015

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2015 was 27,301,257.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	March 27,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$134,339	$131,477
Receivables, net—
Client accounts	665,277	697,168
Unbilled revenue	635,552	660,227
Other	26,154	22,447
Income tax receivable	9,351	31,369
Deferred income taxes	9,246	5,968
Prepaid expenses and other current assets	73,184	74,413
Total current assets	1,553,103	1,623,069
Investments in unconsolidated affiliates	96,707	94,340
Property, plant and equipment, net	239,687	258,160
Goodwill	514,840	533,975
Intangible assets, net	79,619	91,379
Deferred income taxes	255,480	250,055
Employee benefit plan assets and other	83,685	90,324
Total assets	$2,823,121	$2,941,302
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,548	$5,028
Accounts payable and accrued subcontractor costs	483,087	530,822
Billings in excess of revenue	310,932	336,063
Accrued payroll and employee related liabilities	328,728	289,330
Other accrued liabilities	364,870	406,991
Total current liabilities	1,492,165	1,568,234
Long-term employee related liabilities	642,939	671,581
Long-term debt	483,496	508,021
Other long-term liabilities	96,236	105,898
Total liabilities	2,714,836	2,853,734
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, Class A $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 27,315,258 and 27,323,570 issued and outstanding at March 27, 2015 and December 31, 2014, respectively	273	273
Additional paid-in capital	—	—
Retained earnings	507,287	484,842
Accumulated other comprehensive loss	(284,897)	(272,357)
Total CH2M HILL common stockholders’ equity	222,663	212,758
Noncontrolling interests	(114,378)	(125,190)
Total stockholders' equity	108,285	87,568
Total liabilities and stockholders’ equity	$2,823,121	$2,941,302

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 27,	March 31,
	2015	2014
Gross revenue	$1,263,986	$1,279,449
Equity in earnings of joint ventures and affiliated companies	11,350	19,287
Operating expenses:
Direct cost of services and overhead	(1,002,449)	(1,050,853)
General and administrative	(232,022)	(257,429)
Operating income (loss)	40,865	(9,546)
Other income (expense):
Interest income	41	214
Interest expense	(3,896)	(3,430)
Income (loss) before provision for income taxes	37,010	(12,762)
(Provision) benefit for income taxes	(9,505)	3,885
Net income (loss)	27,505	(8,877)
Less: (Income) loss attributable to noncontrolling interests	(4,007)	2,785
Net income (loss) attributable to CH2M HILL	$23,498	$(6,092)
Net income (loss) attributable to CH2M HILL per common share:
Basic	$0.86	$(0.21)
Diluted	$0.86	$(0.21)
Weighted average number of common shares:
Basic	27,363,496	28,809,022
Diluted	27,385,943	28,809,022

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 27,	March 31,
	2015	2014
Net income (loss)	$27,505	(8,877)
Other comprehensive loss:
Foreign currency translation adjustments	(15,180)	(8,181)
Benefit plan adjustments, net of tax	2,640	948
Unrealized gain on available-for-sale securities and other, net of tax	—	96
Other comprehensive loss	(12,540)	(7,137)
Comprehensive income (loss)	14,965	(16,014)
Less: comprehensive income (loss) attributable to noncontrolling interests	4,007	(2,785)
Comprehensive income (loss) attributable to CH2M HILL	$10,958	$(13,229)

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 27,	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$27,505	$(8,877)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,164	18,922
Stock-based employee compensation	8,982	13,884
(Gain) loss on disposal of property, plant and equipment	(813)	171
Allowance for uncollectible accounts	74	225
Deferred income taxes	(9,390)	4,102
Undistributed earnings from unconsolidated affiliates	(11,350)	(19,287)
Distributions of income from unconsolidated affiliates	9,305	12,017
Contributions to defined benefit pension plans	(8,484)	(9,802)
Change in assets and liabilities:
Receivables and unbilled revenue	38,295	84,388
Prepaid expenses and other	5,993	(5,228)
Accounts payable and accrued subcontractor costs	(43,856)	(72,373)
Billings in excess of revenue	(20,436)	(32,212)
Accrued payroll and employee related liabilities	42,265	(14,935)
Other accrued liabilities	(32,392)	16,952
Current income taxes	21,558	(14,110)
Long-term employee related liabilities and other	(5,436)	4,710
Net cash provided by (used in) operating activities	40,984	(21,453)
Cash flows from investing activities:
Capital expenditures	(6,302)	(21,664)
Investments in unconsolidated affiliates	(7,388)	(2,095)
Distributions of capital from unconsolidated affiliates	4,848	7,073
Proceeds from sale of operating assets	11,839	—
Net cash provided by (used in) investing activities	2,997	(16,686)
Cash flows from financing activities:
Borrowings on long-term debt	591,210	452,925
Payments on long-term debt	(616,149)	(359,306)
Repurchases and retirements of common stock	(13,111)	(44,111)
Excess tax benefits from stock-based compensation	3,075	2,823
Net distributions from (to) noncontrolling interests	6,805	(830)
Net cash (used in) provided by financing activities	(28,170)	51,501
Effect of exchange rate changes on cash	(12,949)	(4,275)
Increase in cash and cash equivalents	2,862	9,087
Cash and cash equivalents, beginning of period	131,477	294,261
Cash and cash equivalents, end of period	$134,339	$303,348
Supplemental disclosures:
Cash paid for interest	$3,894	$3,774
Cash paid (refunded) for income taxes	$3,893	$(2,773)

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 27, 2015

(Unaudited)

(1) Summary of Business and Significant Accounting Policies

Summary of Business

CH2M HILL Companies, Ltd. and subsidiaries (“We”, “Our”, “CH2M HILL” or the “Company”) is a project delivery firm founded in 1946. We are a large employee controlled professional engineering services firm providing engineering, construction, consulting, design, design build, procurement, engineering procurement construction (“EPC”), operations and maintenance, program management and technical services to U.S. federal, state, municipal and local government agencies, national governments, as well as private industry and utilities, around the world. A substantial portion of our professional fees are derived from projects that are funded directly or indirectly by government entities.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Change in Fiscal Year End

On March 30, 2015, in order to accommodate our financial accounting systems and the timely gathering and reporting of financial information, we changed our reporting period from a calendar year ending on December 31 of each year to a fiscal year ending on the last Friday of December of each year.  Our fiscal quarters will also end on the last Friday of March, June, and September.  This change has been retroactively applied as if it was adopted as of January 1, 2015.  The change in fiscal year-end did not have a material effect on the comparability of the periods presented.

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

Below is a description of the basic types of contracts from which we may earn revenue:

Cost-Plus Contracts.  Cost-plus contracts can be cost plus a fixed fee or rate, or cost plus an award fee. Under these types of contracts, we charge our clients for our costs, including both direct and indirect costs, with an additional fixed negotiated fee or award fee. We generally recognize revenue based on the actual labor costs and non-labor costs we incur, plus the portion of the fixed fee or award fee we have earned to date.

Included in the total contract value for cost-plus fee arrangements is the portion of the fee for which receipt is determined to be probable.    Award fees are influenced by the achievement of contract milestones, cost savings and other factors.

Fixed-Price Contracts.  Under fixed-price contracts, our clients pay us an agreed amount negotiated in advance for a specified scope of work. For engineering and construction contracts, we recognize revenue on fixed-price contracts using the percentage-of-completion method where direct costs incurred to date are compared to total projected direct costs at contract completion. Prior to completion, our recognized profit margins on any fixed-price contract depend on the accuracy of our estimates and will increase to the extent that our actual costs are below the original estimated amounts. Conversely, if our costs exceed these estimates, our profit margins will decrease, and we may realize a loss on a project.

Time-and-Materials Contracts.  Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we expend on a project. In addition, clients reimburse us for our actual out of pocket costs of materials and other direct expenditures that we incur in connection with our performance under the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that we directly charge or allocate to contracts compared with the negotiated billing rate and markup on other direct costs. Some of our time-and-materials contracts are subject to maximum contract values, and accordingly, revenue under these contracts is recognized under the percentage-of-completion method where costs incurred to date are compared to total projected costs at contract completion. Revenue on contracts that is not subject to maximum contract values is recognized based on the actual number of hours we spend on the projects plus any actual out of pocket costs of materials and other direct expenditures that we incur on the projects.

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

Billings in excess of revenue represent the excess of billings to date, per the contract terms, over revenue recognized on contracts in process.  A significant portion of our billings in excess balance relates to excess billings on design-build projects.  These projects often require us to order significant project materials and equipment in advance, and we request payment in advance from our clients to cover these costs.  As the projects near completion and our suppliers complete the construction of these components and we complete the installation, the billings in excess balance declines.

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based on unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based on significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. There were no significant transfers between levels during the quarters ended March 27, 2015 and March 31, 2014.

Restructuring Related Costs

We account for costs associated with restructuring activities in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 420, Exit or Disposal Cost Obligations.  An exit activity includes but is not limited to a restructuring, such as a sale or termination of a line of business, the closure of business activities in a particular location, the relocation of business activities from one location to another, changes in management structure, and a fundamental reorganization that affects the nature and focus of operations.  The Company recognizes a liability and the related expense for restructuring costs when the liability is incurred and can be measured.  Restructuring accruals are based upon management estimates at the time they are recorded and can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.  Nonretirement postemployment benefits offered as special termination benefits to employees, such as a voluntary early retirement program, are recognized as a liability and a loss when the employee accepts the offer and the amount can be reasonably estimated in accordance with ASC Topic 712, Compensation-Nonretirement Postemployment Benefits.

Goodwill

Goodwill represents the excess of costs over fair value of the assets of businesses we have acquired.  Goodwill acquired in a purchase business combination is not amortized, but instead, is tested for impairment at least annually in accordance with the provisions of ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), as amended under Accounting Standards Update 2011-08 (“ASU 2011-08”).  Upon the occurrence of certain triggering events, we are also required to test for impairment at dates other than the annual impairment testing date.  In performing the impairment test, we evaluate our goodwill at the reporting unit level.  Under the guidance of ASC 350, we have the option to assess either quantitative or qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying amounts.  If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts, then the next step of the impairment test is unnecessary.  If we conclude otherwise, then we are required to test goodwill for impairment under the two-step process.

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

Intangible Assets

We may acquire other intangible assets in business combinations. Intangible assets are stated at fair value as of the date they are acquired in a business combination. We amortize intangible assets with finite lives on a straight-line basis over their expected useful lives, currently up to ten years.  We test our intangible assets for impairment in the period in which a triggering event or change in circumstance indicates that the carrying amount of the intangible asset may not be recoverable.  If the carrying amount of the intangible asset exceeds the fair value, an impairment loss will be recognized in the amount of the excess.  We determine the fair value of the intangible assets using a discounted cash flow approach.

Derivative Instruments

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. We are primarily subject to this risk on long-term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as intercompany trade balances among entities with differing currencies. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value on the consolidated balance sheets in other receivables or accounts payable and accrued subcontractor costs as applicable. The periodic change in the fair value of the derivative instruments is recognized in earnings within general and administrative expense.

Stockholders’ Equity

The changes in stockholders’ equity for the three months ended March 27, 2015 are as follows (in thousands):

	Shares	Amount
Stockholders’ equity, December 31, 2014	27,324	$87,568
Net income attributable to CH2M HILL	—	23,498
Shares issued in connection with stock-based compensation and employee benefit plans	287	8,982
Shares purchased and retired	(296)	(10,035)
Other comprehensive loss, net of tax	—	(12,540)
Income attributable to noncontrolling interests	—	4,007
Net contributions from noncontrolling interests	—	6,805
Stockholders’ equity, March 27, 2015	27,315	$108,285

Retirement and Tax-Deferred Savings Plan

The Retirement and Tax Deferred Savings Plan is a retirement plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement. In September 2012, our Board of Directors approved the CH2M HILL Companies, Ltd. Amended and Restated 401(k) Plan which became effective January 1, 2013 (“401(k) Plan”). The 401(k) Plan allows for matching contributions up to 6% of employee’s base compensation, although specific subsidiaries may have different limits on employer matching. The matching contributions may be made in both cash and/or stock.  Expenses related to matching contributions made in common stock for the 401(k) Plan for the three months ended March 27, 2015 and March 31, 2014 were $6.9 million and $12.3 million, respectively.

Recently Adopted Accounting Standards

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-04,  Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.    ASU 2015-04 provides a practical expedient for entities with defined benefit plan assets and obligations whose fiscal years and interim periods do not coincide with a month-end. The ASU allows these entities to use the month-end that is closest to the entity’s fiscal year-end or interim period-end for measuring the defined benefit plan assets and obligations if the practical expedient is applied consistently to all plans and each year.  However, if a contribution or significant event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement in accordance with existing requirements) occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end or interim period-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. Entities are required to disclose the accounting policy election and the date used to measure the defined benefit plan assets and obligations.  ASU 2015-04 will be effective for financial statements issued for fiscal years beginning after December 15, 2015, with earlier election permitted, and the application of the amendment should be applied prospectively.  CH2M HILL will early elect this ASU for our fiscal year ending December 25, 2015.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides updated consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU requires that all legal entities be subject to reevaluation under the revised consolidation model. ASU 2015-02 will be effective for annual and interim periods beginning after December 15, 2015.  CH2M HILL is currently evaluating the impact of this ASU on its financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The ASU requires that management evaluate for each annual and interim reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued.  If there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, additional disclosures are required, even if the substantial doubt is alleviated as a result of consideration of management’s plans.  This ASU is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted.  We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The ASU also requires additional quantitative and qualitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has proposed to defer the effective date of this ASU for reporting periods beginning after December 15, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU.  CH2M HILL is currently evaluating the impact of this ASU and the transition alternatives on its financial position and results of operations.

(2) Changes in Project-Related Estimates

During the first quarter of 2015, we experienced additional cost growth on a Transportation fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States.  The cost growth was primarily caused by vendor and subcontractor quotes that were received in the quarter which were greater than the amounts previously estimated.  As a result of these changes in estimate, a charge to operations was recorded totaling $11.0 million for the three months ended March 27, 2015.  There was no charge to operations for changes in estimate for the three months ended March 31, 2014.  Management is assessing the recovery of cost overruns and schedule delays caused from client requested design and construction changes; however, at this time it is not possible to estimate these recoveries.  It is reasonably possible that we could incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss or if our plans to meet our revised schedule are not achieved resulting in liquidating damages being assessed by the client.  These potential changes in estimates could be materially adverse to the Company’s results of operations.

Within our Power segment, we are involved in a fixed-price project in Australia through a consolidated 50/50 joint venture partnership with an Australian construction contractor to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia.  As of March 27, 2015, the total contract value of the joint venture project was approximately $460 million, and the project was approximately 40% complete, with engineering and procurement nearing completion and construction activities ramping up.  Due to a variety of issues related to the joint venture scope of work identified, we recognized changes in estimated contract costs that resulted in charges to operations of $280.0 million during 2014, which represents the total expected loss of the joint venture project at completion.  Our portion of the loss, which was recorded in 2014, totaled $140.0 million.  None of these charges to operations occurred in the three months ended March 31, 2014, and no further cost growth has occurred in 2015.  As of March 27, 2015 and December 31, 2014, the reserve for project losses included in other current liabilities for this project was $161.2 million and $183.7 million, respectively.    Of the amounts included in the March 27, 2015 and December 31, 2014 balances, $80.6 million and $91.8 million, respectively, relate to accrued project losses attributable to, and payable by, the noncontrolling joint venture partner.  Management believes the project has suffered from substantial client interference related to numerous design changes, delays in providing timely access to site delivery facilities and access to certain construction materials.  These items have resulted in a significant increase in the cost to complete the project as well as a delay in the start of construction activities and possibly the ultimate delivery of the power facility.  While management believes the current estimated cost to complete the project represents the best estimate at this time, there is a significant amount of work that still needs to be performed on the project before achieving substantial completion, and thus there can be no assurance that additional cost growth will not occur.  Management is currently in substantive negotiations with the client and is vigorously pursuing recovery of costs and schedule impacts with the assistance of external legal and commercial claims specialists.  A settlement, if reached, could reduce the joint venture’s total anticipated loss at completion.  Management believes it will gain a better understanding during 2015 of whether a negotiated settlement is possible, and, if so, how the terms of such settlement would impact the joint venture’s estimated costs at completion.  However, if these recovery steps are not successful, we might not be reimbursed by the client for previously incurred or potential future cost overruns, and the joint venture might be assessed potential liquidated damages in excess of amounts already included in the current estimated loss at completion.

During 2014, we experienced significant cost growth on a fixed-price Power contract to design and construct a new power generation facility in the northeastern United States.  These increases in costs resulted from multiple sources including a substantial decline in union labor productivity, poor subcontractor performance and the impacts of schedule delays caused by the above items and severe weather in the northeastern United States.  The effect of these changes in estimates resulted in a charge to operations totaling $52.5 million in the three months ended March 31, 2014.  There were no additional charges to operations in the first quarter of 2015 as the project achieved substantial completion in 2014.  Management is seeking recovery of a portion of the total project loss from the client, including relief from a portion of the liquidated damages assessed by the client through the date of substantial completion due to client interference and other remedies under the terms of the contract. There can be no assurance we will be successful in obtaining such recoveries.

All reserves for project related losses are included in other current liabilities and totaled $206.5 million and $222.4 million as of March 27, 2015 and December 31, 2014, respectively.  Of the amounts included in the March 27, 2015 and December 31, 2014 balances, $80.6 million and $91.8 million, respectively, relate to accrued project losses attributable to, and payable by, the noncontrolling joint venture partner.

(3) Segment Information

During 2014, we implemented certain significant organizational changes, including the manner in which our operations are managed and utilized a matrix organization of business groups, geographic regions and service lines.  In the first quarter of 2015, we refined this structure, and continued to reorganize our internal reporting structure by making changes to better facilitate our continued growth, client-centric service, and operational efficiency.  In connection with this refinement, we continued to reevaluate the manner in which our Chief Operating Decision Maker (“CODM”) reviews operating results and makes key business decisions.  Our CODM is our executive management committee that meets regularly to evaluate operating results and allocate our financial and operational resources.  As part of the reevaluation in 2015, we determined that our CODM primarily reviews financial operating results by business group, and as such, we have identified each of our five business groups as reportable operating segments: Environment and Nuclear; Industrial and Urban Environments (“IUE”); Oil, Gas and

Chemicals; Transportation; and Water.  Additionally, although the Power group falls within the IUE business group, we have identified Power as a separate reportable operating segment as we are currently in the process of exiting the Power business and as such the results of this group are being monitored apart from the rest of the business group.

Certain financial information relating to the three months ended March 27, 2015 and March 31, 2014 for each segment is provided below.  Costs for corporate general and administrative expenses, restructuring costs and amortization expense related to intangible assets have been allocated based upon the estimated allocation to each segment based on the benefits provided by corporate functions.  This allocation is primarily based upon metrics that reflect the proportionate volume of project-related activity and employee labor costs within each segment.  Prior year amounts have been revised to conform to the current year presentation.

	Three Months Ended March 27, 2015
	Environment	Industrial	Oil, Gas
	and	and Urban	and				Consolidated
($ in thousands)	Nuclear	Environments	Chemicals	Transportation	Water	Power	Balances
Gross revenue	$359,407	$118,889	$213,952	$235,782	$300,313	$35,643	$1,263,986
Equity in earnings of joint ventures and affiliated companies	6,704	977	26	2,497	1,146	-	11,350
Operating income (loss)	16,547	462	7,604	(4,319)	20,626	(55)	40,865

	Three Months Ended March 31, 2014
	Environment	Industrial	Oil, Gas
	and	and Urban	and				Consolidated
($ in thousands)	Nuclear	Environments	Chemicals	Transportation	Water	Power	Balances
Gross revenue	$350,540	$110,470	$204,669	$234,908	$305,337	$73,525	$1,279,449
Equity in earnings of joint ventures and affiliated companies	13,101	858	38	4,905	385	-	19,287
Operating income (loss)	17,281	(6,216)	958	10,154	24,188	(55,911)	(9,546)

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

Reconciliations of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended
	March 27,	March 31,
	2015	2014
Numerator:
Net income (loss) attributable to CH2M HILL	$23,498	$(6,092)
Denominator:
Basic weighted-average common shares outstanding	27,363	28,809
Dilutive effect of common stock equivalents	23	—
Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	27,386	28,809
Basic net income (loss) per common share	$0.86	$(0.21)
Diluted net income (loss) per common share	$0.86	$(0.21)

For the three months ended March 27, 2015 and March 31, 2014, options to purchase 1.9 million and 2.2 million shares of common stock, respectively, were excluded from the dilutive EPS calculation as they were antidilutive.

(5) Variable Interest Entities and Equity Method Investments

We routinely enter into teaming arrangements, in the form of joint ventures, to perform projects for our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. The arrangements facilitate the completion of projects that are jointly contracted with our partners. These arrangements are formed to leverage the skills of the respective partners and include consulting, construction, design, design-build, program management and operations and maintenance contracts. The assets of a joint venture are restricted for use only for the particular joint venture and are not available for general operations of the Company.  Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project. Furthermore, on some of our projects, CH2M HILL has granted guarantees which may encumber both our contracting subsidiary company and CH2M HILL for the entire risk of loss on the project.

Our financial statements include the accounts of our joint ventures when the joint ventures are variable interest entities (“VIE”) and we are the primary beneficiary or those joint ventures that are not VIEs yet we have a controlling interest. We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a VIE. A qualitative assessment begins with an understanding of the nature of the risks associated with the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination is made of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Most of the VIEs with which our Company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. As of March 27, 2015 and December 31, 2014, total assets of VIEs that were consolidated were $87.5 million and $99.9 million, respectively, and liabilities were $310.8 million and $344.8 million, respectively.  These assets and liabilities consist almost entirely of working capital accounts associated with the performance of a single contract.

In determining whether we have a controlling interest in a joint venture that is not a VIE and the requirement to consolidate the accounts of the entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partnership/members.

We held investments in unconsolidated joint ventures that are not VIEs of $96.7 million and $94.3 million at March 27, 2015 and December 31, 2014, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of operations. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus our portion of the entities’ undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

As of March 27, 2015 and December 31, 2014, the total assets of VIEs that were not consolidated were $340.0 million and $355.5 million, respectively, and total liabilities were $267.4 million and $282.7 million, respectively.  These assets and liabilities consist almost entirely of working capital accounts associated with the performance of a single contract. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

(6) Acquisitions

On April 4, 2014, we acquired certain agreed upon assets and liabilities of TERA Environmental Consultants (“TERA”) for consideration of $119.6 million.  TERA is an employee-owned environmental consulting firm headquartered in Canada specializing in environmental assessment, planning, siting, permitting, licensing, and related services for the pipeline, electrical transmission, and oil and gas industries.  For the quarter ended March 27, 2015, approximately $18.9 million of revenue and $2.7 million of operating income generated from TERA’s operations have been reported in the consolidated financial statements within the Environment and Nuclear business group.

(7) Goodwill and Intangible Assets

The following table presents the changes in goodwill:

($ in thousands)	Goodwill
Balance at December 31, 2014	$533,975
Acquisitions	—
Impairment loss	—
Foreign currency translation	(19,135)
Balance at March 27, 2015	$514,840

Intangible assets with finite lives consist of the following:

		Accumulated	Net finite-lived
($ in thousands)	Cost	Amortization	intangible assets
March 27, 2015
Contracted backlog	$87,783	$(85,138)	$2,645
Customer relationships	191,236	(114,618)	76,618
Tradename	4,565	(4,209)	356
Total finite-lived intangible assets	$283,584	$(203,965)	$79,619
December 31, 2014
Contracted backlog	$89,313	$(84,349)	$4,964
Customer relationships	197,910	(111,970)	85,940
Tradename	4,791	(4,316)	475
Total finite-lived intangible assets	$292,014	$(200,635)	$91,379

All intangible assets are being amortized over their expected lives of between one year and ten years. The amortization expense reflected in the consolidated statements of operations totaled $7.2 million and $9.1 million for three months ended March 27, 2015 and March 31, 2014.  All intangible assets are expected to be fully amortized in 2024.

(8) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 27,	December 31,
($ in thousands)	2015	2014
Land	$9,539	$21,044
Building and land improvements	102,248	98,972
Furniture and fixtures	27,076	27,531
Computer and office equipment	156,230	158,022
Field equipment	141,792	140,542
Leasehold improvements	76,042	80,871
	512,927	526,982
Less: Accumulated depreciation	(273,240)	(268,822)
Net property, plant and equipment	$239,687	$258,160

Depreciation expense reflected in the consolidated statements of operations was $11.9 million and $9.8 million for the three months ended March 27, 2015 and March 31, 2014, respectively.

(9) Fair Value of Financial Instruments

Cash and cash equivalents, client accounts receivables, unbilled revenue, accounts payable and accrued subcontractor costs and billings in excess of revenue are carried at cost, which approximates fair value due to their short maturities. The fair value of long-term debt, including the current portion, is estimated based on Level 2 inputs, except the amount outstanding on our revolving credit facility for which the carrying value approximates fair value. Fair value is determined by discounting future cash flows using interest rates available for issues with similar terms and average maturities. The estimated fair values of our financial instruments where carrying values do not approximate fair value are as follows:

	March 27, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Mortgage notes payable	$8,217	$7,669	$8,682	$7,925
Equipment financing	10,630	10,056	11,392	10,747

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third-party quotes. At March 27, 2015, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond one year. As of March 27, 2015, we had $1.3 million of derivative liabilities, and for the three months ended March 27, 2015, the periodic changes in the fair value of derivatives resulted in a loss of $1.3 million.  As of December 31, 2014, derivative assets and liabilities recorded were insignificant. For the three months ended March 31, 2014, the periodic changes in the fair value of derivatives recorded in earnings were insignificant.

(10) Line of Credit and Long-Term Debt

On March 30, 2015, we entered into the Second Amendment to our Amended and Restated Credit Agreement (“Credit Agreement”).  The Credit Agreement provides for an unsecured revolving Credit Facility of $1.1 billion (“Credit Facility”) which matures on March 28, 2019 and retroactively amended the maximum consolidated leverage ratio effective January 1, 2015.  Under the terms of the Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $350.0 million.  The Credit Agreement has a subfacility for the issuance of standby letters of credit in a face amount up to $750.0 million and a subfacility up to $300.0 million for multicurrency borrowings.  Additional terms of our Credit Agreement are as follows:

•

The definition of consolidated adjusted EBITDA allows the add back of cash restructuring charges in 2015 of up to $40 million plus a carryover of $26.7 million for cash restructuring charges incurred in year 2014.

•

The maximum consolidated leverage ratio is 3.75x through the earlier of the end of the current fiscal year or the achievement of one or more offerings of preferred stock with aggregate proceeds of $200.0 million or more, after which the maximum consolidated leverage ratio returns to 3.25x for the rest of 2015 and 3.00x for 2016 and beyond.

•	There is an increased applicable interest rate for loans outstanding under the Credit Agreement during any fiscal period for which the consolidated leverage ratio exceeds 3.25x.
•	Certain repurchases by CH2M HILL of its common stock and preferred stock and payment of common stock dividends are subject to the following limits:
o

Prior to the completion of one or more preferred equity issuances resulting in gross cash proceeds of not less than $200.0 million, the limit in 2015 is $45.0 million for repurchases of common stock offered for sale on the internal market plus $15.0 million for others subject to a pro forma 3.00x leverage threshold in 2015; notwithstanding the foregoing, legally required restricted payments may be allowed despite exceeding such limits;

o	After the completion of one or more preferred equity issuances resulting in gross cash proceeds of not less than $200 million in 2015, the limit is $120.0 million in 2015;
o

For 2016 and beyond, there is no limit on repurchases of common stock offered for sale on the internal market, and there is a $100 million limit for other repurchases of common stock, redemption of preferred stock and common dividends, subject to pro forma leverage of 2.75x.

•	Up to 50% of the proceeds from asset sales can be utilized to repurchase common or preferred stock, subject to pro forma financial covenant compliance.

The Credit Agreement contains customary representations and warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, and dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type.  As of March 27, 2015, we were in compliance with the covenants required by the Credit Agreement.

At March 27, 2015 and December 31, 2014, $468.8 million and $492.6 million in borrowings were outstanding on the Credit Facility, respectively. The average rate of interest charged on that balance was 1.76% as of March 27, 2015. At March 27, 2015 and December 31, 2014, company-wide issued and outstanding letters of credit and bank guarantee facilities were $173.9 million and $199.3 million, respectively.  The remaining unused borrowing capacity under the Credit Facility was $354.0 million as of March 27, 2015.

Our nonrecourse and other long-term debt consist of the following:

	March 27,	December 31,
($ in thousands)	2015	2014
Revolving credit facility, average rate of interest of 1.76%	$468,791	$492,551
Mortgage notes payable in monthly installments due December 2015 and June 2020, secured by real estate, rent and leases. These notes bear interest at 5.35% and 6.59%, respectively	8,217	8,682
Equipment financing, due in monthly installments to September 2021, secured by equipment. These notes bear interest ranging from 0% to 8.84%	10,630	11,392
Other notes payable	406	424
Total debt	$488,044	$513,049
Less: current portion of debt	4,548	5,028
Total long-term portion of debt	$483,496	$508,021

(11) Income Taxes

After adjusting for the impact of income (loss) attributable to noncontrolling interest, the effective tax rate on income (loss) attributable to CH2M HILL for the three months ended March 27, 2015 was 28.8% compared to 38.9% for the same period in the prior year. This effective tax rate for the first quarter of 2015 was lower than the effective tax rate in the first quarter of 2014 primarily due to the effect of settlement of the 2007 IRS audit in 2015.  Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, and the disallowed portions of meals and entertainment expenses.

Undistributed earnings of our foreign subsidiaries amounted to approximately $402.4 million and $331.2 million at March 27, 2015 and December 31, 2014, respectively.  These earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Determining the tax liability that would arise if these earnings were repatriated is not practical.

As of March 27, 2015 and December 31, 2014, we had $30.9 million and $34.2 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the amounts discussed above are approximately $6.6 million and $7.0 million of accrued interest and penalties related to uncertain tax positions, as of March 27, 2015 and December 31, 2014, respectively.

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

(12) Restructuring and Related Charges

In September 2014, we commenced certain restructuring activities in order to achieve important business objectives, including reducing overhead costs, enhancing client service, improving efficiency, reducing risk, and creating more opportunity for profitable growth.  These restructuring activities include such items as a voluntary retirement program, workforce reductions, facilities consolidations and evaluation of certain lines of business.

During the three months ended March 27, 2015, we incurred $8.0 million of costs for these restructuring activities which have been included in general and administration expense on the consolidated statements of operations.  Overall, as of March 27, 2015, we have incurred aggregated costs of $78.4 million for restructuring activities, and we expect to incur up to $32.0 million in additional restructuring charges during the remainder of 2015 related to these activities.

The following table summarizes the restructuring charges during the three months ended March 27, 2015:

	Voluntary Early	Employee Severance
	Retirement	and Termination
($ in thousands)	Program	Benefits	Facilities Cost	Other	Total
Balance at December 31, 2014	$—	$1,060	$15,000	$420	$16,480
Provision	—	2,918	1,417	3,616	7,951
Cash Payments	—	(3,978)	(1,333)	(4,036)	(9,347)
Non-cash settlements	—	—	—	—	—
Balance at March 27, 2015	$—	$—	$15,084	$—	$15,084

The accruals for facilities costs will be paid over the remaining term of the leases which we have exited and therefore will extend through 2028.

(13) Commitments and Contingencies

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

Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of March 27, 2015 and December 31, 2014, accruals for potential estimated claim liabilities were $18.7 million and $16.3 million, respectively.

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington was investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract that we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M HILL Hanford Group (“CH2M HILL Subsidiary”) employees pleaded guilty to felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney’s Office raised the possibility of violations of the civil False Claims Act and criminal charges for possible violations of federal criminal statutes arising from CH2M HILL Subsidiary’s overtime practices on the project. In September 2012, the government intervened in a civil False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud. In March 2013, we entered into a Non-Prosecution Agreement (“NPA”) concluding the criminal investigation so long as we comply with the terms of the NPA. The NPA requires us to comply with ongoing requirements for three years after the effective date. By a separate agreement, we obtained dismissal of the civil False Claims Act case. We paid $18.5 million in total under both agreements. As a result, no criminal charges were brought against CH2M HILL Subsidiary or any CH2M HILL entities, and the civil False Claims Act case was dismissed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations as a whole and for each of our operating segments and should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014.

In the following text, the terms, “CH2M HILL,” “the Company,” “we,” “our,” and “us” may refer to CH2M HILL Companies, Ltd.

Certain statements throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward-looking and thus reflect our current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward looking statements. Words such as “believes,” “anticipates,” “expects,” “will,” “plans” and similar expressions are intended to identify forward-looking statements.

Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except as required by applicable law.

Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: the continuance of, and funding for certain governmental regulation and enforcement programs which create demand for our services; our ability to attract and perform large, longer-term projects; our ability to insure against or otherwise cover the liability risks inherent in our business including environmental liabilities and professional engineering liabilities; our ability to manage the risks inherent in the government contracting business and the delivery of lump sum projects; our ability to manage the costs associated with our fixed price contracts; our ability to manage the risks inherent in international operations, including operations in war and conflict zones, our ability to identify and successfully integrate acquisitions; our ability to attract a third party investor; our ability to attract and retain professional personnel; changes in global business, economic, political and social conditions; intense competition in the global engineering, procurement and construction industry; civil unrest, security issues and other unforeseeable events in countries in which we do business; our failure to receive anticipated new contract awards; the affects, if any, of U.S. government budget constraints; difficulties or delays incurred in the execution of contracts; and other risks and uncertainties set forth under Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2014, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward-looking statements should not be regarded as representation or warranties by the Company that such matters will be realized.

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

Restructuring

In September 2014, we commenced certain restructuring activities in order to achieve important business objectives, including reducing overhead costs, enhancing client service, improving efficiency, reducing risk, and creating more opportunity for profitable growth.  These restructuring plans included such items as the evaluation of certain lines of business, voluntary and involuntary employee terminations, the closure of certain facilities and reduction of corporate overhead costs.  These restructuring charges are included within general and administrative costs on our consolidated statements of operations and have been allocated to the business groups for segment reporting purposes.  During the three months ended March 27, 2015, we incurred $8.0 million of these restructuring charges, and we expect to incur up to $32.0 million in additional restructuring costs during the remainder of 2015 related to these activities.  Overall, as of March 27, 2015, we have incurred aggregated costs of $78.4 million for restructuring activities.  Once all restructuring activities are completed, we expect to benefit from annualized cost savings of greater than $120.0 million.

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

For the quarter ended March 27, 2015, approximately $18.9 million of revenue and $2.7 million of operating income generated from TERA’s operations have been reported in the consolidated financial statements and are reported in the Environment and Nuclear business group

Summary of Operations

During 2014, we implemented certain significant organizational changes, including the manner in which our operations are managed and utilized a matrix organization of business groups, geographic regions and service lines.  In the first quarter of 2015, we refined this structure, and continued to reorganize our internal reporting structure by making changes to better facilitate our continued growth, client-centric service, and operational efficiency.  In connection with this refinement, we continued to reevaluate the manner in which our Chief Operating Decision Maker (“CODM”) reviews operating results and makes key business decisions.  Our CODM is our executive management committee that meets regularly to evaluate operating results and allocate our financial and operational resources.  As part of the reevaluation in 2015, we determined that our CODM primarily reviews financial operating results by business group, and as such, we have identified each of our five business groups as reportable operating segments: Environment and Nuclear; Industrial and Urban Environments (“IUE”); Oil, Gas and Chemicals; Transportation; and Water.  Additionally, although the Power group falls within the IUE business group, we have identified Power as a separate reportable operating segment as we are currently in the process of exiting the Power business and as such the results of this group are being monitored apart from the rest of the business group.

Costs for corporate general and administrative expenses, restructuring costs and amortization expense related to intangible assets have been allocated based upon the estimated allocation to each segment based on the benefits provided by corporate functions.  This allocation is primarily based upon metrics that reflect the proportionate volume of project-related activity and employee labor costs within each segment. Prior year amounts have been revised to conform to the current year presentation.

Results of Operations for the Three Months Ended March 27, 2015 and March 31, 2014

	2015		2014		Change
		Operating		Operating		Operating
	Gross	Income	Gross	Income	Gross	Income
($ in thousands)	Revenue	(Loss)	Revenue	(Loss)	Revenue	(Loss)
Environment and Nuclear	$359,407	$16,547	$350,540	$17,281	$8,867	$(734)
Industrial and Urban Environments	118,889	462	110,470	(6,216)	8,419	6,678
Oil, Gas and Chemicals	213,952	7,604	204,669	958	9,283	6,646
Transportation	235,782	(4,319)	234,908	10,154	874	(14,473)
Water	300,313	20,626	305,337	24,188	(5,024)	(3,562)
Power	35,643	(55)	73,525	(55,911)	(37,882)	55,856
Total	$1,263,986	$40,865	$1,279,449	$(9,546)	$(15,463)	$50,411

On a consolidated basis, our gross revenue decreased by $15.5 million, or 1%, for the quarter ended March 27, 2015 compared to the quarter ended March 31, 2014.  This decline was primarily driven by a decrease of $37.9 million in revenue within our Power segment.  In 2014, we began shifting our focus away from pursuing and contracting fixed price EPC projects within the Power business group and decided to exit the Power business with the exception of projects under contract at that time which we remain committed to complete. As a result, two large scale design-build power projects achieved substantial completion in 2014 and were not replaced which caused a decrease in revenue of $48.2 million.  This revenue decline was partially offset by a $14.3 million increase attributable to accelerating construction progress on a fixed price power plant project in Australia during the quarter ended March 27, 2015 as compared to the quarter ended March 31, 2014, during which field construction was just commencing.  Within our IUE segment, revenue for the three months ended March 27, 2015 increased by $8.4 million, or 8%, as compared to the three months ended March 31, 2014.  The increase in revenue was primarily attributable to the addition of several new consulting and project management contracts in Asia, the Middle East, and the United States in 2015.   Oil, Gas and Chemicals also experienced an increase of $9.3 million, or 5%, in revenue for the quarter ended March 27, 2015 as compared to the quarter ended March 31, 2014 primarily due to increased activity in 2015 on domestic oil construction contract in the northwestern United States.  Environment and Nuclear revenue increased $8.9 million, or 3%, primarily due to the additional revenue from the second quarter 2014 acquisition of TERA which contributed $18.9 million in revenues during the first quarter of 2015.  This was offset by a reduction in volume in our military and government facilities related businesses.  Within our Water segment, revenue for the three months ended March 27, 2015 decreased by $5.0 million, or 2%, as compared to three months ended March 31, 2014 as a result of lower volumes within our consulting line of business. Lastly, Transportation revenue increased slightly by $0.9 million in the quarter ended March 27, 2015 as compared to the quarter ended March 31, 2014 due to volume growth in our domestic projects which was partially offset by our foreign currency fluctuation on our international revenue with the strengthening of the U.S dollar.

Our consolidated operating income for the quarter ended March 27, 2015 of $40.9 million was an improvement of $50.4 million from the $9.5 million operating loss for the quarter ended March 31, 2014.  For the quarter ended March 27, 2015, Power had an operating loss of $0.1 million, which was an increase of $55.9 million from the operating loss for the comparable period in 2014.  The decrease in operating loss was primarily caused by the $52.5 million project loss taken during the first quarter of 2014 related to a change in estimate for a fixed-price contract to design and construct a new power generation facility in the northeastern United States. The project experienced significant cost growth from multiple sources including a substantial decline in union labor productivity, poor subcontractor performance and the impacts of schedule delays caused by the above items and severe weather in the northeastern United States.  There were no additional charges to operations in the first quarter of 2015 as the project achieved substantial completion in 2014.    Management is seeking recovery of a portion of the total project loss from the client. In addition, we are requesting relief from a portion of the liquidated damages assessed by the client through the date of substantial completion due to client interference and other remedies under the terms of the contract. There can be no assurance we will be successful in obtaining such recoveries.

Oil, Gas and Chemicals experienced an increase of $6.6 million in operating income for the quarter ended March 27, 2015 as compared to the quarter ended March 31, 2014.  This increase was primarily due to increased activity in domestic oil construction contract in the northwestern United States as well as significant cost savings from reduced facilities and overhead costs as part of our restructuring programs.  Several additional IUE consulting and project management contracts in Asia, the Middle East and the United States contributed to the $6.7 million increase in operating income in the first quarter of 2015 as compared to the same period in 2014, as well as additional cost savings from efficiencies gained in 2015 with the restructuring of the IUE business group.  These increases were partially offset by a $14.5 million decrease in Transportation operating income for the three months ended March 27, 2015 as compared to the three months ended March 31, 2014, which was primarily related to an $11.0 million additional loss provision in 2015 recorded on a fixed price contract to design and construct roadway improvements on an expressway in the southwestern United States.  The cost growth was primarily caused by vendor and subcontractor quotes that were received in the quarter which were greater than the amounts previously estimated.  There was no charge to operations for changes in estimate for this project in the three months ended March 31, 2014.  Management is assessing the recovery of cost overruns and schedule delays caused from client requested design and construction changes; however, at this time it is not possible to estimate these recoveries.  It is reasonably possible that we could incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss or if our plans to meet our revised schedule are not achieved resulting in liquidating damages being assessed by the client.  These potential changes in estimates could be materially adverse to the Company’s results of operations.

Furthermore, Water’s operating income decreased by $3.6 million in the first quarter of 2015 as compared to the first quarter of 2014 due to a $3.4 million reserve related to a claim settlement related to legacy projects obtained through a previous acquisition.  Operating income within the Environment and Nuclear business remained fairly stable for the three months ended March 27, 2015 as compared to the three months ended March 31, 2014 as the increase in operating income in 2015 from the TERA Environmental Consultants (“TERA”) acquisition and the reduction of costs from restructuring programs were offset by a reduction in equity in earnings of joint ventures and affiliated companies.

The Company’s overall overhead cost structure has benefited from the restructuring activities described above through the reduction of costs within the corporate overhead functions which are allocated to the business groups to arrive at segment operating profit as well as overhead costs within the business groups themselves.  A portion of these costs savings has been offset by the charges incurred in the quarter ended March 27, 2015 for restructuring efforts totaling $8.0 million.

Australian Design-Build Power Project

Within our Power segment, we are involved in a fixed-price project in Australia through a consolidated 50/50 joint venture partnership with an Australian construction contractor to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia.  As of March 27, 2015, the total contract value of the joint venture project was approximately $460 million, and the project was approximately 40% complete, with engineering and procurement nearing completion and construction activities ramping up.  Due to a variety of issues related to the joint venture scope of work identified, we recognized changes in estimated contract costs that resulted in charges to operations of $280.0 million during 2014, which represents the total expected loss of the joint venture project at completion.  Our portion of the loss, which was recorded in 2014, totaled $140.0 million.  None of these charges to operations occurred in the three months ended March 31, 2014, and no further cost growth has occurred in 2015.  As of March 27, 2015 and December 31, 2014, the reserve for project losses included in other current liabilities for this project was $161.2 million and $183.7 million, respectively.    Of the amounts included in the March 27, 2015 and December 31, 2014 balances, $80.6 million and $91.8 million, respectively, relate to accrued project losses attributable to, and payable by, the noncontrolling joint venture partner.  Management believes the project has suffered from substantial client interference related to numerous design changes, delays in providing timely access to site delivery facilities and access to certain construction materials.  These items have resulted in a significant increase in the cost to complete the project as well as a delay in the start of construction activities and possibly the ultimate delivery of the power facility.  While management believes the current estimated cost to complete the project represents the best estimate at this time, there is a significant amount of work that still needs to be performed on the project before achieving substantial completion, and thus there can be no assurance that additional cost growth will not occur.  Management is currently in substantive negotiations with the client and is vigorously pursuing recovery of costs and schedule impacts with the assistance of external legal and commercial claims specialists.  A settlement, if reached, could reduce the joint venture’s total anticipated loss at completion.  Management believes it will gain a better understanding during 2015 of whether a negotiated settlement is possible, and, if so, how the terms of such settlement would impact the joint venture’s estimated costs at completion.  However, if these recovery steps are not successful, we might not be reimbursed by the client for previously incurred or potential future cost overruns, and the joint venture might be assessed potential liquidated damages in excess of amounts already included in the current estimated loss at completion.

Income Taxes

The effective tax rate for the three months ended March 27, 2015 was 28.8% compared to 38.9% for the same period in the prior year. This effective tax rate for the first quarter of 2015 was lower than the effective tax rate in the first quarter of 2014 primarily due to the effect of settlement of the 2007 IRS audit in 2015.  Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, and the disallowed portions of meals and entertainment expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are working capital, acquisitions, capital expenditures and purchases of stock presented on our internal market. We maintain a domestic cash management system which provides for cash sufficient to satisfy financial obligations as they are submitted for payment and any excess cash in domestic bank accounts is applied against any outstanding swingline debt held under our credit facility described below. We maintain entities to do business in countries around the world and as a result hold cash in international bank accounts to fund the working capital requirements of those operations.  At March 27, 2015 and December 31, 2014, cash totaling $105.6 million and $99.2 million, respectively, was held in wholly-owned subsidiary foreign bank accounts.

In addition, as is common within our industry, we partner with other engineering and construction firms on specific projects to leverage the skills of the respective partners and decrease our risk of loss. Often projects of this nature require significant cash contributions and the joint ventures created may retain cash earned while the project is being completed.  Cash and cash equivalents on our consolidated balance sheets include cash held within these consolidated joint venture entities which is used for operating activities of those joint ventures. As of March 27, 2015 and December 31, 2014, cash and cash equivalents held in our consolidated joint ventures and reflected on the consolidated balance sheets totaled $39.5 million and $45.4 million, respectively.

As of March 27, 2015, our total consolidated cash and cash equivalents balance was $134.3 million, as compared to $131.5 million as of December 31, 2014. This increase of $2.8 million primarily resulted from the improvement in net income and working capital, the reduction in capital expenditures and an increase in proceeds from the sale of operating assets during the quarter ended March 27, 2015 as compared to the quarter ended March 31, 2014.  The increase was partially offset by net borrowings on our long-term debt.

During the three month period ended March 27, 2015, cash provided by operations was $41.0 million compared to cash used in operations of $21.5 million in the same period last year. Cash flows from operations primarily resulted from an increase in earnings on our operations of $36.4 million and positive changes in our working capital of $38.8 million.  Changes in our working capital requirements can vary significantly from period to period based primarily on the mix of our projects underway and the percentage of project work completed during the period.  Within working capital, we benefited primarily from an increase of $42.3 million in accrued payroll and employee related liabilities due to the timing of when the quarter ended and payroll was paid throughout the world.  This trend will reverse in the second quarter of 2015.  Receivables and unbilled revenue were reduced in 2015, generating $38.3 million in cash.  This was offset by payments made of $43.9 million on accounts payable and accrued subcontractor costs, as well as payments made on other accrued liabilities of $32.4 million.  In the quarter ended March 31, 2014, our cash flows  from operations were negatively affected by $32.8 million changes in working capital, including accounts payable and accrued subcontractor costs of $72.4 million and decreases in billings in excess of revenue of $32.2 million.  These reductions in cash were partially offset by collections in receivables and unbilled revenue of $84.4 million during the quarter ended March 31, 2014.

Cash provided by investing activities was $3.0 million for the three months ended March 27, 2015 compared to cash used in investing activities of $16.7 million for the same period in 2014. A significant factor contributing to the increase in cash provided by investing activities relates to the $11.8 million of cash received from the sale of certain fixed assets during 2015 as well as a $15.4 million decrease in capital expenditures in the quarter ended March 27, 2015 as compared to the quarter ended March 31, 2014.  The decrease in capital spending was primarily due to the completion of the implementation of our enterprise resource planning system in 2014.  Additionally, we periodically make working capital advances to certain of our unconsolidated joint ventures and, such advances are repaid to us from the joint ventures in the normal course of the joint venture activities.  During the quarter ended March 27, 2015, we received working capital repayments from our unconsolidated joint ventures of $4.8 million as compared to $7.1 million for the three month period ended March 31, 2014

Cash from financing activities decreased by $79.7 million to net cash used of $28.2 million in the three months ended March 27, 2015 compared to a net cash provided of $51.5 million for the same period in 2014.  The primary factor contributing to the decrease in cash from financing activities was the $118.5 million decline in net borrowings on long-term debt, which was a net payment of $24.9 million for the 2015 period and a net borrowing of $93.6 million in the prior year period.  Additionally, repurchases of stock for the three month period ended March 27, 2015 were $13.1 million, representing a $31.0 million decrease in cash used from financing activities compared to the $44.1 million spent in the prior year period.

We finance our operations, acquisitions and capital expenditures using a variety of capital vehicles including an unsecured revolving credit facility.  On March 30, 2015, we entered into the Second Amendment to our Amended and Restated Credit Agreement (“Credit Agreement”).  The Credit Agreement provides for an unsecured revolving Credit Facility of $1.1 billion (“Credit Facility”) which matures on March 28, 2019 and retroactively amended the maximum consolidated leverage ratio effective January 1, 2015.  Under the terms of the Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $350.0 million.  The Credit Agreement has a subfacility for the issuance of standby letters of credit in a face amount up to $750.0 million and a subfacility up to $300.0 million for multicurrency borrowings.    Additional terms of our Credit Agreement are as follows:

•

The definition of consolidated adjusted EBITDA allows the add back of cash restructuring charges in 2015 of up to $40 million plus a carryover of $26.7 million for cash restructuring charges incurred in year 2014.

•

The maximum consolidated leverage ratio is 3.75x through the earlier of the end of the current fiscal year or the achievement of one or more offerings of preferred stock with aggregate proceeds of $200.0 million or more, after which the maximum consolidated leverage ratio returns to 3.25x for the rest of 2015 and 3.00x for 2016 and beyond.

•	There is an increased applicable interest rate for loans outstanding under the Credit Agreement during any fiscal period for which the consolidated leverage ratio exceeds 3.25x.
•	Certain repurchases by CH2M HILL of its common stock and preferred stock and payment of common stock dividends are subject to the following limits:
o

Prior to the completion of one or more preferred equity issuances resulting in gross cash proceeds of not less than $200.0 million, the limit in 2015 is $45.0 million for repurchases of common stock offered for sale on the internal market plus $15.0 million for others subject to a pro forma 3.00x leverage threshold in 2015; notwithstanding the foregoing, legally required restricted payments may be allowed despite exceeding such limits;

o	After the completion of one or more preferred equity issuances resulting in gross cash proceeds of not less than $200 million in 2015, the limit is $120.0 million in 2015;
o

For 2016 and beyond, there is no limit on repurchases of common stock offered for sale on the internal market, and there is a $100 million limit for other repurchases of common stock, redemption of preferred stock and common dividends, subject to pro forma leverage of 2.75x.

•	Up to 50% of the proceeds from asset sales can be utilized to repurchase common or preferred stock, subject to pro forma financial covenant compliance.

As of March 27, 2015, we were in compliance with the covenants required by the Credit Agreement. There can be no assurance that the capacity under this facility will be adequate to fund future operations or future acquisitions that we may pursue from time to time.

At March 27, 2015, we had $468.8 million in outstanding borrowings on the Credit Facility, compared to $492.6 million at December 31, 2014. The average rate of interest charged on that balance was 1.76% as of March 27, 2015. At March 27, 2015, company-wide issued and outstanding letters of credit, and bank guarantee facilities of $173.9 million were outstanding, compared to $199.3 million at December 31, 2014.    Our borrowing capacity under the Credit Facility is limited by a maximum consolidated leverage ratio, which is based on a multiple of an adjusted earnings before interest, taxes, depreciation and amortization calculation, and other outstanding obligations of the Company.  As of March 27, 2015, the remaining unused borrowing capacity under the Credit Facility was $354.0 million.

Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash, we may either choose to finance new opportunities using borrowings under our Credit Facility, other debt or equity financing. In some instances we may use a combination of one or more of these financing mechanisms.  Financing may not always be available to us on acceptable terms or at all.

The sale of additional equity, including preferred equity, could result in additional dilution to our stockholders.  If we raise additional funds by borrowing from third parties or by issuing preferred stock to third parties, the terms of those financing arrangements may include negative covenants  or other restrictions on our business that could impair our operating flexibility and would require us to incur interest and/or dividend expense.

Internal Market Trades

CH2M HILL’s common stock trades on an internal market approximately four times per year. The next internal market trade date is expected to be in June 2015.  CH2M HILL determines whether to participate in the internal market on a quarterly basis. Prior to each quarterly trade date, we review the outstanding orders and any resulting imbalance between sell orders and buy orders and make a determination whether or not CH2M HILL should participate in the internal market by buying shares in order to balance the number of sell orders and buy orders. In making that determination, CH2M HILL’s management and Board of Directors consider relevant factors in light of prevailing circumstances, including our financial condition and results of operations, our available cash and capital resources, including the limits that CH2M HILL may spend on share repurchases and the borrowing capacity available pursuant to the terms of our existing unsecured revolving line of credit and other sources of liquidity, expected current and future needs for cash to fund our operations, anticipated contingencies and other factors.

CH2M HILL experienced project losses and other adverse operating results in recent periods, which has constrained our cash flow and liquidity.  In addition, CH2M HILL’s principal revolving credit facility includes a limitation on the amount CH2M HILL may spend to repurchase its common stock in connection with its employee stock ownership program and to make legally required repurchases of common stock held in benefit plan accounts in the third and fourth quarters of 2014 and in 2015. CH2M HILL’s management and Board of Directors could determine to limit the amount of money expended by the company to repurchase shares to balance the internal market, or not to participate in the internal market, either of which would result in proration of sell orders that stockholders may place for trades on the next trade date. In addition, CH2M HILL’s Board of Directors could determine to suspend trading on the internal market in order to provide time to evaluate the ability to adequately provide for proration and to conserve the company’s cash reserves and available liquidity.  For the past three trade dates, CH2M HILL limited the amount expended to repurchase shares to balance the internal market.  We expect that the amounts CH2M HILL will be able to spend to clear sell orders for the June 2015 trade date and the subsequent trade dates that are expected to occur in 2015 will continue to be severely restricted. CH2M HILL’s Board of Directors and management anticipate that the internal market will only partially clear, and some sell orders will be only partially filled, on such trade dates.

For more information of the risks associated with the internal market, please see the risk factors set forth in the CH2M HILL Annual Report on Form 10-K for the year ended December 31, 2014 under the headings Item 1A. Risk Factors—Risks Related to Our Internal Market and —Risks Related to Our Business.

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

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in three months ended March 27, 2015, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The accounting policies that we believe are most critical to the understanding of our financial condition and results of operations and require complex management judgment are summarized below. Further detail and information regarding our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Below is a description of the basic types of contracts from which we may earn revenue:

Cost-Plus Contracts.  Cost-plus contracts can be cost plus a fixed fee or rate, or cost plus an award fee. Under these types of contracts, we charge our clients for our costs, including both direct and indirect costs, with an additional fixed negotiated fee or award fee. We generally recognize revenue based on the actual labor costs and non-labor costs we incur, plus the portion of the fixed fee or award fee we have earned to date.

Included in the total contract value for cost-plus fee arrangements is the portion of the fee for which receipt is determined to be probable.  Award fees are influenced by the achievement of contract milestones, cost savings and other factors.

Fixed-Price Contracts.  Under fixed-price contracts, our clients pay us an agreed amount negotiated in advance for a specified scope of work. For engineering and construction contracts, we recognize revenue on fixed-price contracts using the percentage-of-completion method where direct costs incurred to date are compared to total projected direct costs at contract completion. Prior to completion, our recognized profit margins on any fixed-price contract depend on the accuracy of our estimates and will increase to the extent that our actual costs are below the original estimated amounts. Conversely, if our costs exceed these estimates, our profit margins will decrease, and we may realize a loss on a project.

Time-and-Materials Contracts.  Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we expend on a project. In addition, clients reimburse us for our actual out of pocket costs of materials and other direct expenditures that we incur in connection with our performance under the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that we directly charge or allocate to contracts compared with the negotiated billing rate and markup on other direct costs. Some of our time-and-materials contracts are subject to maximum contract values, and accordingly, revenue under these contracts is recognized under the percentage-of-completion method where costs incurred to date are compared to total projected costs at contract completion. Revenue on contracts that is not subject to maximum contract values is recognized based on the actual number of hours we spend on the projects plus any actual out of pocket costs of materials and other direct expenditures that we incur on the projects.

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

Goodwill

Goodwill represents the excess of costs over fair value of the assets of businesses we have acquired.  Goodwill acquired in a purchase business combination is not amortized, but instead, is tested for impairment at least annually in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC 350”), as amended under Accounting Standards Update 2011-08 (“ASU 2011-08”).  Our annual goodwill impairment test is conducted as of October 1st of each year, however, upon the occurrence of certain triggering events, we are also required to test for impairment at dates other than the annual impairment testing date.    In performing the annual impairment test, we evaluate our goodwill at the reporting unit level.  Under the guidance of ASC 350, we have the option to assess either quantitative or qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying amounts.  If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts, then the next step of the impairment test is unnecessary.  If we conclude otherwise, then we are required to test goodwill for impairment under the two-step process.  The two-step process involves comparing the estimated fair value of each reporting unit to the unit’s carrying value, including goodwill.  If the carrying value of a reporting unit does not exceed its fair value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, we would then perform a second step to measure the amount of goodwill impairment loss to be recorded.  We determine the fair value of our reporting units using a combination of the income approach, the market approach, and the cost approach.  The income approach calculates the present value of future cash flows based on assumptions and estimates derived from a review of our expected revenue growth rates, profit margins, business plans, and cost of capital and tax rates for the reporting units.  Our market based valuation method estimates the fair value of our reporting units by the application of a multiple to our estimate of a cash flow metric for each business unit.  The cost approach estimates the fair value of a reporting unit as the net replacement cost using current market quotes.

Pension and Postretirement Employee Benefits

The unfunded or overfunded projected benefit obligation of our defined benefit pension plans and other postretirement benefits are recorded in our consolidated financial statements using actuarial valuations that are based on many assumptions. These assumptions primarily include discount rates, rates of compensation increases for participants, mortality rates, and long term rates of return on plan assets. We use judgment in selecting these assumptions each year because we have to consider not only the current economic environment in each host country, but also future market trends, changes in interest rates and equity market performance. Changes in these assumptions have an immaterial impact on our net periodic pension costs as most of our defined benefit arrangements have been closed to new entrants and ceased future accruals.  Under current accounting guidance, any increase in expense resulting from changes in assumptions is recognized over time.

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

Foreign currency exchange rates.  We operate in many countries around the world and as a result, are exposed to foreign currency exchange rate risk on transactions in numerous countries. We are primarily subject to this risk on long-term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as intercompany trade balances among our entities with differing currencies.  Foreign currency translation adjustments included in our comprehensive loss were $15.1 million and $8.1 million for the quarters ended March 27, 2015 and March 31, 2014, respectively.  The $7.0 million increase to other comprehensive loss was driven by the strengthening of the U.S. Dollar against the Australian dollar, the British Pound, the Canadian Dollar, and the Euro.

In order to mitigate this risk, we enter into derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third-party quotes. As of March 27, 2015, we had $1.3 million of derivative liabilities on outstanding foreign exchange contracts outstanding.

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving Credit Facility. As of March 27, 2015, the outstanding balance on the unsecured revolving Credit Facility was $468.8 million. We have assessed the market risk exposure on this financial instrument and determined that any significant changes to the fair value of this instrument would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured Credit Facility, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $4.7 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the three months ended March 27, 2015, there have been no material developments to other proceedings and legal actions as compared to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by our company not previously reported during the three months ended March 27, 2015.

\
			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
January (a)	4	$45.93	-	-
February	-	-	-	-
March (b)	226,279	47.73	-	-
Total	226,283	47.73	-	-

(a)	Shares purchased by CH2M HILL from terminated employees.
(b)	Shares purchased by CH2M HILL in the Internal Market.

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

During the first quarter of 2015, CH2M HILL did not conduct any additional wind-down operations, as the specific licenses covering the wind-down activities in Iran had expired in November 2014.  Accordingly, no net profits were attributable to any wind-down activities in the first quarter of 2015.  Halcrow was informed by the Former Iranian Client, however, that it had retained an amount from a project completed by Halcrow in 2009 and was prepared to remit the balance of the retained amount to Halcrow and release two outstanding bank guarantees issued to the Former Iranian Client by Bank Melli, a Specially Designated National designated under Executive Order 13628.

In order to allow Halcrow to effectuate the transactions necessary to receive the retained amount and discharge the bank guarantees as part of the wind-down activities, Halcrow expects to apply for new specific licenses from OFAC and HMT to provide authorization to finalize the termination of the two guarantees issued for the Former Iranian Client by Bank Melli. Once all remaining wind-down activities are complete in accordance with the authorizations received from OFAC and HMT, Halcrow does not intend to continue such activities.

Item 6.  Exhibits

Exhibit Index

3.1

Restated Certificate of Incorporation of CH2M HILL Companies, Ltd. (filed as Exhibit 3.1 to CH2M HILL’s Form 8-K on February 19, 2015 (Commission File No. 000-27261), and incorporated herein by reference)

3.2	Amended and Restated Bylaws of CH2M HILL Companies, Ltd. (filed as Exhibit 3.2 to CH2M HILL’s Form 8-K on April 3, 2015 (Commission File No. 000-27261), and incorporated herein by reference)
*10.1

Second Amendment to Credit Agreement, dated as of March 30, 2015, by and among CH2M HILL Companies, Ltd. and certain of its subsidiaries, Wells Fargo Bank, National Association, and other lenders as party thereto

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

CH2M HILL Companies, Ltd.

Date: May 6, 2015	/s/ GARY L. MCARTHUR
Gary L. McArthur
Chief Financial Officer