Form 10-Q
period 2015-06-26
CH2M HILL COMPANIES LTD
filed 2015-08-03
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2015

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2015 was 30,454,451.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	June 26,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$191,236	$131,477
Receivables, net—
Client accounts	664,721	697,168
Unbilled revenue	650,093	660,227
Other	26,908	22,447
Income tax receivable	—	31,369
Deferred income taxes	12,777	5,968
Prepaid expenses and other current assets	90,369	74,413
Total current assets	1,636,104	1,623,069
Investments in unconsolidated affiliates	90,121	94,340
Property, plant and equipment, net	228,021	258,160
Goodwill	534,953	533,975
Intangible assets, net	75,836	91,379
Deferred income taxes	261,028	250,055
Employee benefit plan assets and other	73,092	90,324
Total assets	$2,899,155	$2,941,302
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,918	$5,028
Accounts payable and accrued subcontractor costs	439,856	530,822
Billings in excess of revenue	336,537	336,063
Accrued payroll and employee related liabilities	329,417	289,330
Income tax payable	4,817	—
Other accrued liabilities	366,534	406,991
Total current liabilities	1,481,079	1,568,234
Long-term employee related liabilities	649,279	671,581
Long-term debt	325,326	508,021
Other long-term liabilities	91,675	105,898
Total liabilities	2,547,359	2,853,734
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized of which 10,000,000 are designated as Series A; 3,214,400 Series A issued and outstanding at June 26, 2015 and none issued or outstanding as of December 31, 2014	32	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 27,252,060 and 27,323,570 issued and outstanding at June 26, 2015 and December 31, 2014, respectively	273	273
Additional paid-in capital	192,345	—
Retained earnings	520,587	484,842
Accumulated other comprehensive loss	(279,968)	(272,357)
Total CH2M common stockholders’ equity	433,269	212,758
Noncontrolling interests	(81,473)	(125,190)
Total stockholders' equity	351,796	87,568
Total liabilities and stockholders’ equity	$2,899,155	$2,941,302

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 26,	June 30,	June 26,	June 30,
	2015	2014	2015	2014
Gross revenue	$1,324,048	$1,402,448	$2,588,034	$2,681,897
Equity in earnings of joint ventures and affiliated companies	10,668	15,890	22,018	35,177
Operating expenses:
Direct cost of services and overhead	(1,077,982)	(1,119,346)	(2,080,431)	(2,170,199)
General and administrative	(227,351)	(279,417)	(459,373)	(536,846)
Operating income	29,383	19,575	70,248	10,029
Other income (expense):
Interest income	61	281	102	495
Interest expense	(4,484)	(3,325)	(8,380)	(6,755)
Income before provision for income taxes	24,960	16,531	61,970	3,769
Provision for income taxes	(9,326)	(4,373)	(18,831)	(488)
Net income	15,634	12,158	43,139	3,281
Less: loss (income) attributable to noncontrolling interests	644	(708)	(3,363)	2,077
Net income attributable to CH2M	$16,278	$11,450	$39,776	$5,358
Net income attributable to CH2M per common share:
Basic	$0.59	$0.40	$1.45	$0.19
Diluted	$0.59	$0.40	$1.45	$0.18
Weighted average number of common shares:
Basic	27,340,328	28,505,659	27,351,912	28,657,340
Diluted	27,364,202	28,815,591	27,382,949	28,976,337

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 26,	June 30,	June 26,	June 30,
	2015	2014	2015	2014
Net income	$15,634	12,158	$43,139	3,281
Other comprehensive income (loss):
Foreign currency translation adjustments	2,292	13,230	(12,888)	5,049
Benefit plan adjustments, net of tax	2,638	891	5,278	1,839
Unrealized gain on available-for-sale securities and other, net of tax	—	(34)	—	62
Other comprehensive income (loss):	4,930	14,087	(7,610)	6,950
Comprehensive income	20,564	26,245	35,529	10,231
Less: comprehensive (loss) income attributable to noncontrolling interests	(644)	708	3,363	(2,077)
Comprehensive income attributable to CH2M	$21,208	$25,537	$32,166	$12,308

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 26,	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$43,139	$3,281
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	38,180	40,849
Stock-based employee compensation	17,092	28,808
Loss on disposal of property, plant and equipment	436	466
Allowance for uncollectible accounts	411	852
Deferred income taxes	(18,514)	(247)
Undistributed earnings from unconsolidated affiliates	(22,018)	(35,177)
Distributions of income from unconsolidated affiliates	26,364	25,134
Contributions to defined benefit pension plans	(19,112)	(18,692)
Change in assets and liabilities:
Receivables and unbilled revenue	30,351	63,013
Prepaid expenses and other	1,239	(16,691)
Accounts payable and accrued subcontractor costs	(90,571)	(22,868)
Billings in excess of revenue	2,302	(81,572)
Accrued payroll and employee related liabilities	41,384	(6,958)
Other accrued liabilities	(38,773)	8,415
Current income taxes	36,299	(17,614)
Long-term employee related liabilities and other	(15,578)	5,469
Net cash provided by (used in) operating activities	32,631	(23,532)
Cash flows from investing activities:
Capital expenditures	(13,964)	(45,239)
Acquisitions, net of cash acquired	—	(87,607)
Investments in unconsolidated affiliates	(15,779)	(9,548)
Distributions of capital from unconsolidated affiliates	15,734	7,022
Proceeds from sale of operating assets	17,250	140
Net cash provided by (used in) investing activities	3,241	(135,232)
Cash flows from financing activities:
Borrowings on long-term debt	1,210,427	957,183
Payments on long-term debt	(1,394,207)	(788,292)
Repurchases and retirements of common stock	(24,329)	(116,045)
Proceeds from the issuance of preferred stock, net of issuance costs	192,377	—
Excess tax benefits from stock-based compensation	3,206	4,943
Net distributions from (to) noncontrolling interests	40,354	(1,418)
Net cash provided by financing activities	27,828	56,371
Effect of exchange rate changes on cash	(3,941)	(616)
Increase (decrease) in cash and cash equivalents	59,759	(103,009)
Cash and cash equivalents, beginning of period	131,477	294,261
Cash and cash equivalents, end of period	$191,236	$191,252
Supplemental disclosures:
Cash paid for interest	$7,885	$6,947
Cash paid for income taxes	$12,033	$18,905

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2015

(Unaudited)

(1) Summary of Business and Significant Accounting Policies

Summary of Business

CH2M Hill Companies, Ltd. and subsidiaries (“We”, “Our”, “CH2M” or the “Company”) is a project delivery firm founded in 1946. We are an employee-controlled professional engineering services firm providing engineering, construction, consulting, design, design build, procurement, engineering procurement construction (“EPC”), operations and maintenance, program management and technical services to U.S. federal, state, municipal and local government agencies, national governments, as well as private industry and utilities, around the world. A substantial portion of our professional fees are derived from projects that are funded directly or indirectly by government entities.

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

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based on unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based on significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. There were no significant transfers between levels during the quarters ended June 26, 2015 and June 30, 2014.

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

Retirement and Tax-Deferred Savings Plan

The Retirement and Tax Deferred Savings Plan is a retirement plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement. In September 2012, our Board of Directors approved the CH2M Companies, Ltd. Amended and Restated 401(k) Plan which became effective January 1, 2013 (“401(k) Plan”). The 401(k) Plan allows for matching contributions up to 6% of employee’s base compensation, although specific subsidiaries may have different limits on employer matching. The matching contributions may be made in both cash and/or stock.  Expenses related to matching contributions made in common stock for the 401(k) Plan for the three and six months ended June 26, 2015 were $5.5 million and $12.4 million, respectively, as compared to $11.4 million and $23.8 million for the three and six months ended June 30, 2014, respectively.

Recently Adopted Accounting Standards

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-04, Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.  ASU 2015-04 provides a practical expedient for entities with defined benefit plan assets and obligations whose fiscal years and interim periods do not coincide with a month-end. The ASU allows these entities to use the month-end that is closest to the entity’s fiscal year-end or interim period-end for measuring the defined benefit plan assets and obligations if the practical expedient is applied consistently to all plans and each year.  However, if a contribution or significant event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement in accordance with existing requirements) occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end or interim period-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. Entities are required to disclose the accounting policy election and the date used to measure the defined benefit plan assets and obligations.  ASU 2015-04 will be effective for financial statements issued for fiscal years beginning after December 15, 2015, with earlier election permitted, and the application of the amendment should be applied prospectively.  CH2M will early elect this ASU for our fiscal year ending December 25, 2015.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The ASU also requires additional quantitative and qualitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has deferred the effective date of this ASU for reporting periods beginning after December 15, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU.  CH2M is currently evaluating the impact of this ASU and the transition alternatives on its financial position and results of operations.

(2) Changes in Project-Related Estimates

During the first half of 2015, we experienced additional cost growth on a Transportation fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States.  The cost growth was primarily caused by resource and work constraints reducing work productivity rates, and delayed resolution with the client on movement of traffic.  Additionally, the project experienced delays from unexpected subsurface site conditions and from late delivery of a third party contractor’s design.  As a result of these changes in estimate, an $11.0 million and $42.6 million charge to operations was incurred during the first and second quarter of 2015, $53.6 million for the six months ended June 26, 2015.  In the second half of 2014, a charge of $38.7 million was incurred against operating income due to changes in estimate, however there were no charges to operations for the three and six months ended June 30, 2014.  As of June 26, 2015, the project is approximately 39% complete.  Management is assessing the recovery of cost overruns and schedule delays and is pursuing cost recovery through the contractual claims process; however, at this time it is not possible to estimate these recoveries.  We may incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss or if our plans to meet our revised schedule are not achieved resulting in liquidated damages under our contract.  These potential changes in estimates could be materially adverse to the Company’s results of operations.

Within our Power segment, we are involved in a fixed-price project in Australia through a consolidated 50/50 joint venture partnership with an Australian construction contractor to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia.  As of June 26, 2015, the total contract value of the joint venture project was approximately $450.0 million, and the project was approximately 45% complete, with engineering and procurement nearing completion and construction activities ongoing.  Due to a variety of issues related to the joint venture scope of work identified, we recognized changes in estimated contract costs that resulted in charges to operations of $280.0 million during 2014, which represents the total expected loss of the joint venture project at completion.  Our portion of the loss, which was recorded in 2014, totaled $140.0 million.  None of these charges to operations occurred in the three or six months ended June 30, 2014, and no further cost growth has occurred in 2015 to date.  Management believes the project has suffered from substantial client interference related to numerous design changes, delays in providing timely access to site delivery facilities and access to certain construction materials.  These items have resulted in a significant increase in the cost to complete the project as well as a delay in the start of construction activities and possibly the ultimate delivery of the power facility.  While management believes the current estimated cost to complete the project represents the best estimate at this time and management has been able to manage the project within the current estimate to complete as the work has progressed, there is a significant amount of work that still needs to be performed on the project before achieving substantial completion, and thus there can be no assurance that additional cost growth will not occur.  Management is continuing to negotiate with the client to settle certain claims and to change certain provisions of the contract.  In addition, management continues to vigorously pursue recovery of costs and schedule impacts with the assistance of external legal and commercial claims specialists.  Management believes it will gain a better understanding during the second half of 2015 as to whether a comprehensive settlement is possible, and, if so, how the terms of such settlement would impact the joint venture’s estimated costs at completion.  If an agreement is not reached with the client, management will continue to pursue recovery of costs through all means currently available under the existing contract and at law. In addition, if these recovery steps are not successful, we might not recover previously incurred or potential future cost overruns from the client, and the joint venture might be assessed liquidated damages in excess of amounts already included in the current estimated loss at completion, which could materially affect the company’s results of operations.

During 2014, we experienced significant cost growth on a fixed-price Power contract to design and construct a new power generation facility in the northeastern United States.  These increases in costs resulted from multiple sources including a substantial decline in union labor productivity, poor subcontractor performance and the impacts of schedule delays caused by the above items and severe weather in the northeastern United States.  The effect of these changes in estimates resulted in a charge to operations totaling $52.5 million in the six months ended June 30, 2014.  There were no additional charges to operations in the six months ended June 26, 2015 as the project achieved substantial completion in 2014.  Management is seeking recovery of a portion of the total project loss from the client, including relief from a portion of the liquidated damages assessed by the client through the date of substantial completion due to client interference and other remedies under the terms of the contract.   Earlier this quarter, both CH2M and our client filed litigation against each other.   While our goal remains amicable settlement of the disputes, we intend to vigorously pursue our claim for cost recovery.  There can be no assurance we will be successful in obtaining such recoveries.

All reserves for project related losses are included in other current liabilities, which totaled $203.6 million and $222.4 million as of June 26, 2015 and December 31, 2014, respectively.  Of the amounts included in the June 26, 2015 and December 31, 2014 balances, $70.8 million and $91.8 million, respectively, relate to accrued project losses attributable to, and payable by, a noncontrolling joint venture partner.

(3) Segment Information

During 2014, we implemented certain significant organizational changes, including the manner in which our operations are managed through a matrix organization of business groups, geographic regions and service lines.  In the first quarter of 2015, we refined this matrix structure, and continued to reorganize our internal reporting structure by making changes to better facilitate our strategy for growth, client-centric service, and operational efficiency.  In connection with this refinement, we continued to reevaluate the manner in which our Chief Operating Decision Maker (“CODM”) reviews operating results and makes key business decisions.  Our CODM is our executive management committee that meets regularly to evaluate operating results and allocate our financial and operational resources.  As part of the reevaluation in 2015, we determined that our CODM primarily reviews financial operating results by business group, and as such, we have identified each of our five business groups as reportable operating segments: Environment and Nuclear; Industrial and Urban Environments (“IUE”); Oil, Gas and Chemicals; Transportation; and Water.  Additionally, although the Power group falls within the IUE business group, we have identified Power as a separate reportable operating segment as we are currently in the process of exiting the Power business and as such the results of this group are being monitored apart from the rest of the business group.

Certain financial information relating to the three and six months ended June 26, 2015 and June 30, 2014 for each segment is provided below.  Costs for corporate general and administrative expenses, restructuring costs and amortization expense related to intangible assets have been allocated based upon the estimated allocation to each segment based on the benefits provided by corporate functions.  This allocation is primarily based upon metrics that reflect the proportionate volume of project-related activity and employee labor costs within each segment.  Prior year amounts have been revised to conform to the current year presentation.

	Three Months Ended June 26, 2015			Three Months Ended June 30, 2014
	Gross	Equity in	Operating	Gross	Equity in	Operating
($ in thousands)	Revenue	Earnings	Income (Loss)	Revenue	Earnings	Income (Loss)
Environment and Nuclear	$396,089	$7,972	$22,947	$421,716	$10,059	$18,958
Industrial and Urban Environments	126,159	623	6,919	124,150	467	(20,114)
Oil, Gas and Chemicals	201,126	232	6,088	209,984	388	1,287
Transportation	239,895	1,519	(29,738)	243,180	3,910	3,326
Water	325,303	322	26,700	315,449	1,066	19,469
Power	35,476	—	(3,533)	87,969	—	(3,351)
Total	$1,324,048	$10,668	$29,383	$1,402,448	$15,890	$19,575

	Six Months Ended June 26, 2015			Six Months Ended June 30, 2014
	Gross	Equity in	Operating	Gross	Equity in	Operating
($ in thousands)	Revenue	Earnings	Income (Loss)	Revenue	Earnings	Income (Loss)
Environment and Nuclear	$755,502	$14,676	$38,871	$771,823	$23,160	$40,554
Industrial and Urban Environments	245,046	1,600	7,563	234,965	1,325	(29,739)
Oil, Gas and Chemicals	415,079	258	13,357	414,581	426	1,875
Transportation	475,677	4,016	(33,609)	478,242	8,815	13,161
Water	625,620	1,468	46,675	620,731	1,451	43,581
Power	71,110	—	(2,609)	161,555	—	(59,403)
Total	$2,588,034	$22,018	$70,248	$2,681,897	$35,177	$10,029

(4) Stockholders’ Equity

The changes in stockholders’ equity for the six months ended June 26, 2015 are as follows (in thousands):

	Common	Preferred
	Shares	Shares	Amount
Stockholders’ equity, December 31, 2014	27,324	—	$87,568
Shares purchased and retired	(503)	—	(21,124)
Shares issued in connection with stock-based compensation and employee benefit plans	431	—	17,092
Series A Preferred Stock, net of issuance costs		3,214	192,377
Net income attributable to CH2M	—	—	39,776
Other comprehensive loss, net of tax	—	—	(7,610)
Income attributable to noncontrolling interests	—	—	3,363
Net distributions from noncontrolling interests	—	—	40,354
Stockholders’ equity, June 26, 2015	27,252	3,214	$351,796

Preferred Stock

As of June 26, 2015, the Company had 50,000,000 shares of preferred stock, $0.01 par value, authorized.  On June 22, 2015, the Company designated 10,000,000 shares as Series A Preferred Stock with an original issue price of $62.22 under the Certificate of Designation.  On June 24, 2015, the Company sold and issued an aggregate of 3,214,400 shares of Series A Preferred Stock for an aggregate purchase price of  $200.0 million in a private placement to a subsidiary owned by investment funds affiliated with Apollo Global Management, LLC (together with its subsidiaries, “Apollo”). Total proceeds from the preferred stock offering were $192.4 million, net of issuance costs of $7.6 million. The sale occurred in connection with the Initial Closing (“Initial Closing”) pursuant to the Subscription Agreement entered into by the Company and Apollo on May 27, 2015 (“Subscription Agreement”).  Subject to the conditions within the Subscription Agreement, Apollo will purchase an additional

1,607,200 shares of Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million in a second closing which will occur on the one-year anniversary of the Initial Closing or upon the earlier election of the Company.

Dividends. Dividends on the Series A Preferred Stock are cumulative and accrue quarterly in arrears at the annual rate of 5.0% on the sum of the original issue price of $62.22 per share plus all accumulated and unpaid accruing dividends, regardless of whether or not declared by the Board. After June 24, 2020 (the “Fifth Anniversary”), the rate at which dividends accrue may increase from 5.0% to 10.0% or 15.0% if there was a failure of the stockholders to approve certain other actions to facilitate an initial public offering as well as a failure to approve a sale of the Company.

Dividends accruing on shares of Series A Preferred Stock prior to the Fifth Anniversary are not paid in cash or in kind but are added to the liquidation preference of the Series A Preferred Stock.  After the Fifth Anniversary, dividends shall continue to accrue on shares of Series A Preferred Stock and will be payable in cash at the election of the Board.  However, if after the Fifth Anniversary if there was a failure of the stockholders to approve certain other actions to facilitate an initial public offering as well as a failure to approve a sale of the Company,  dividends accrued on shares of Series A Preferred Stock will be payable in cash or in kind at the election of the holders of a majority of the outstanding shares of Series A Preferred Stock.  Additionally, if the Company declares certain dividends on the common stock, the Company is required to declare and pay a dividend on the outstanding shares of Series A Preferred Stock on a pro rata basis with the common stock, determined on an as-converted basis.

Liquidation Preference.  In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or any other transaction deemed a liquidation event pursuant to the Certificate of Designation for the Series A Preferred Stock (including a sale of the Company), each holder of outstanding shares of Series A Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to stockholders before any payment may be made to the holders of Common Stock.  Each holder would receive an amount equal to the number of outstanding Series A Preferred Stock shares held multiplied by $62.22 plus either accrued and unpaid dividends on such shares or, if the liquidation event occurs before the Firth Anniversary, an amount equal to all dividends that would have been accrued during the period from the date of issuance through the Fifth Anniversary, and any other dividends declared on such shares.  However, if the amount that the holders of Series A Preferred Stock would have received if all outstanding shares of Series A Preferred Stock had been converted into Common Stock immediately prior to the liquidation event exceeded the amount discussed previously, the holders of Series A Preferred Stock will receive the greater amount.

Conversion. Each share of Series A Preferred Stock may be converted at any time at the option of the holder into a number of shares of Common Stock as is determined by dividing the original issue  price of $62.22 per share by the conversion price which is initially $62.22. In the event that after the Fifth Anniversary Board of Directors recommends to the Company’s stockholders a sale of the company, but the Company’s stockholders do not approve the recommended sale, then the conversion price would be reduced to $52.65.  Additionally, if there was a failure of the stockholders to approve certain other actions to facilitate an initial public offering of the company’s Common Stock as well as a failure to approve a sale of the Company recommended by the Board of Directors, then the conversion price would be $47.86.  The conversion price is also subject to adjustments on a broad-based, weighted-average basis upon the issuance of shares of common stock or certain equivalent securities at a price per share less than conversion price of $62.22 or as then adjusted to date.

Mandatory conversion of the Series A Preferred Stock to Common Stock will occur immediately prior to the closing of any firm-commitment, underwritten public offering of the Company in which the aggregate proceeds to the Company exceed $200.0 million, before deduction of underwriters’ discounts and commissions, provided that the Common Stock is then listed on the New York Stock Exchange, its NYSE Mkt or the Nasdaq Stock Market (or any successor exchange) and provided that the Company sells on a primary basis in such offering at least certain required amounts of shares.  All outstanding Series A Preferred Stock, accrued and unpaid dividends accrued on such shares, or, in the event that the public offering occurs before the Firth Anniversary, dividends that would have accrued during the period from the date of issuance through the Fifth Anniversary, as well as dividends declared and unpaid would be converted at the effective conversion price automatically.  Or, all outstanding shares of Series A Preferred Stock, plus accrued and unpaid dividends, and dividends declared and unpaid will automatically be converted into shares of Common Stock upon written notice delivered to the Company by the holders of at least a majority of the then outstanding shares of Series A Preferred Stock.

Voting Rights.  Each holder of outstanding shares of Series A Preferred Stock is entitled to vote with the holders of outstanding shares of Common Stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company. Each outstanding share of Series A Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock into which it is convertible.

In addition, the Company may not take certain actions without first having obtained the affirmative vote or waiver of the holders of a majority of the outstanding shares of Series A Preferred Stock. These actions include, among other items, conducting certain liquidation events, entering into new lines of business, entering into agreements for certain acquisitions, joint ventures or investments involving amounts greater than $100.0 million and entering into agreements for certain firm, fixed-price or lump-sum design-build or EPC contracts.   In addition, among other things the Company is limited in certain additional amounts it may borrow, additional shares of certain securities that it may issue and the amounts of capital stock it can repurchase in excess of pre-approved amounts, in each case, without further approval from the holders of the Series A Preferred Stock.

Redemption. The Company may redeem all the shares of Series A Preferred Stock (and not fewer than all shares of Series A Preferred Stock) in one installment commencing at any time on or after June 24, 2018. The aggregate redemption price for the shares of Series A Preferred Stock will be equal to the greater of (i) certain guaranteed minimum prices of up to an aggregate of $600.0 million, and (ii) the fair value of the shares, as determined by a third-party appraisal, plus accrued and unpaid dividends, and any other dividends declared and unpaid on such shares. The Series A Preferred Stock is not redeemable upon the election of the holders of Series A Preferred Stock.

(5) Earnings Per Share

Basic earnings per share (“EPS”) is calculated using the weighted average number of common shares outstanding during the period and income available to common stockholders, which is calculated by deducting the dividends accumulated for the period on cumulative preferred stock (whether or not earned) and net income (loss) attributable to noncontrolling interests from net income (loss). Diluted EPS includes the dilutive effect of common stock equivalents such as convertible preferred stock, including the related convertible dividends, and stock options. Using the if-converted method, diluted EPS is computed by adding back the amount of preferred stock dividends for convertible preferred stock that was deducted in the calculation for income available to common stockholders and using the weighted average number of common shares and common stock equivalents outstanding during the period, assuming conversion at the beginning of the period or at the time of issuance if later. Due to the timing of the issuance of preferred stock in relation to the quarter end, the weighted average preferred shares outstanding had an insignificant impact on our diluted EPS calculation. If outstanding preferred shares and accrued dividends were converted as of June 26, 2015, the result would be equivalent to 3,215,283 common shares. Common stock equivalents are only included in the diluted EPS calculation when their effect is dilutive.

Reconciliations of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 26,	June 30,	June 26,	June 30,
	2015	2014	2015	2014
Numerators:
Net income	$15,634	$12,158	$43,139	$3,281
Less: loss (income) attributable to noncontrolling interests	644	(708)	(3,363)	2,077
Net income attributable to CH2M	16,278	11,450	39,776	5,358
Less: accrued dividends attributable to preferred stockholders	55	—	55	—
Income available to common stockholders	$16,223	$11,450	$39,721	$5,358

Denominators:
Basic weighted average common shares outstanding	27,340	28,506	27,352	28,657
Dilutive effect of common stock equivalents	24	310	31	319
Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	27,364	28,816	27,383	28,976
Basic net income per common share	$0.59	$0.40	$1.45	$0.19
Diluted net income per common share	$0.59	$0.40	$1.45	$0.18

For the three and six months ended June 26, 2015 and June 30, 2014, options to purchase 1.4 million and 0.1 million shares of common stock, respectively, were excluded from the dilutive EPS calculation as they were antidilutive.

(6) Variable Interest Entities and Equity Method Investments

We routinely enter into teaming arrangements, in the form of joint ventures, to perform projects for our clients. Such arrangements are customary in the engineering and construction industry and generally are project specific. The arrangements facilitate the completion of projects that are jointly contracted with our partners. These arrangements are formed to leverage the skills of the respective partners and include consulting, construction, design, design-build, program management and operations and maintenance contracts. The assets of a joint venture are restricted for use only for the particular joint venture and are not available for general operations of the Company.  Our risk of loss on these arrangements is usually shared with our partners. The liability of each partner is usually joint and several, which means that each partner may become liable for the entire risk of loss on the project. Furthermore, on some of our projects, CH2M has granted guarantees which may encumber both our contracting subsidiary company and CH2M for the entire risk of loss on the project.

Our financial statements include the accounts of our joint ventures when the joint ventures are variable interest entities (“VIE”) and we are the primary beneficiary or those joint ventures that are not VIEs yet we have a controlling interest. We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a VIE. A qualitative assessment begins with an understanding of the nature of the risks associated with the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination is made of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Most of the VIEs with which our Company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. As of June 26, 2015 and December 31, 2014, total assets of VIEs that were consolidated were $123.3 million and

$99.9 million, respectively, and liabilities were $280.9 million and $344.8 million, respectively.  These assets and liabilities consist almost entirely of working capital accounts associated with the performance of a single contract.

In determining whether we have a controlling interest in a joint venture that is not a VIE and the requirement to consolidate the accounts of the entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partnership/members.

We held investments in unconsolidated joint ventures that are not VIEs of $90.1 million and $94.3 million at June 26, 2015 and December 31, 2014, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of operations. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus our portion of the entities’ undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

As of June 26, 2015 and December 31, 2014, the total assets of VIEs that were not consolidated were $394.5 million and $355.5 million, respectively, and total liabilities were $313.6 million and $282.7 million, respectively.  These assets and liabilities consist almost entirely of working capital accounts associated with the performance of a single contract. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

(7) Acquisitions

On April 4, 2014, we acquired certain agreed upon assets and liabilities of TERA Environmental Consultants (“TERA”) for consideration of  $119.6 million.  TERA was an employee-owned environmental consulting firm headquartered in Canada specializing in environmental assessment, planning, siting, permitting, licensing, and related services for the pipeline, electrical transmission, and oil and gas industries. TERA’s operations are reported in the consolidated financial statements within the Environment and Nuclear business group and generated approximately  $17.0 million of revenue and $1.6 million of operating income for the three months ended June 26, 2015 and approximately $35.9 million of revenue and $4.4 million of operating income for the six months ended June 26, 2015. For the three and six months ended June 30, 2014, TERA operations generated approximately $18.8 million of revenue and $1.6 million of operating income.

(8) Goodwill and Intangible Assets

The following table presents the changes in goodwill:

($ in thousands)	Goodwill
Balance at December 31, 2014	$533,975
Foreign currency translation	978
Balance at June 26, 2015	$534,953

Intangible assets with finite lives consist of the following:

		Accumulated	Net finite-lived
($ in thousands)	Cost	Amortization	intangible assets
June 26, 2015
Contracted backlog	$88,856	$(87,260)	$1,596
Customer relationships	196,400	(122,432)	73,968
Tradename	4,787	(4,515)	272
Total finite-lived intangible assets	$290,043	$(214,207)	$75,836
December 31, 2014
Contracted backlog	$89,313	$(84,349)	$4,964
Customer relationships	197,910	(111,970)	85,940
Tradename	4,791	(4,316)	475
Total finite-lived intangible assets	$292,014	$(200,635)	$91,379

All intangible assets are being amortized over their expected lives of between one year and ten years. The amortization expense reflected in the consolidated statements of operations for the three months ended June 26, 2015 and June 30, 2014 totaled $6.2 million and $11.6 million, respectively, and $13.4 million and $20.7 million for six months ended June 26, 2015 and June 30, 2014, respectively.  All intangible assets are expected to be fully amortized in 2024.

(9) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 26,	December 31,
($ in thousands)	2015	2014
Land	$9,539	$21,044
Building and land improvements	98,365	98,972
Furniture and fixtures	26,495	27,531
Computer and office equipment	154,603	158,022
Field equipment	141,055	140,542
Leasehold improvements	73,754	80,871
	503,811	526,982
Less: Accumulated depreciation	(275,790)	(268,822)
Net property, plant and equipment	$228,021	$258,160

Depreciation expense reflected in the consolidated statements of operations was $12.8 million and $10.4 million for the three months ended June 26, 2015 and June 30, 2014, respectively, and $24.7 million and $20.1 million for the six months ended June 26, 2015 and June 30, 2014, respectively.

(10) Fair Value of Financial Instruments

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

	June 26, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Mortgage notes payable	$7,747	$7,163	$8,682	$7,925
Equipment financing	9,743	9,109	11,392	10,747

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third-party quotes. At June 26, 2015, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond one year. As of June 26, 2015, we had $0.8 million of derivative liabilities, and the changes in derivative fair values resulted in a realized and unrealized losses of $2.7 million and $4.0 million for the three and six months ended June 26, 2015, respectively. As of December 31, 2014, derivative assets and liabilities recorded were insignificant, and the periodic changes in the fair value of derivatives recorded in earnings were insignificant for the three and six months ended June 30, 2014.

(11) Line of Credit and Long-Term Debt

On March 30, 2015, we entered into the Second Amendment to our Amended and Restated Credit Agreement (“Credit Agreement”).  The Credit Agreement provides for an unsecured revolving Credit Facility of $1.1 billion (“Credit Facility”) which matures on March 28, 2019 and retroactively amended the maximum consolidated leverage ratio effective January 1, 2015.  Under the terms of the Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $350.0 million.  The Credit Agreement has a subfacility for the issuance of standby letters of credit in a face amount up to $750.0 million and a subfacility up to $300.0 million for multicurrency borrowings. Additionally, as discussed in Note 4, the Company sold and issued an aggregate of 3,214,400 shares of Series A Preferred Stock for an aggregate purchase price of $200.0 million in a private placement to a subsidiary owned by investment funds affiliated with Apollo on June 24, 2015.  After the preferred stock offering, the terms of our Credit Agreement as of June 26, 2015 are as follows:

•

The definition of consolidated adjusted EBITDA allows the add back of cash restructuring charges in 2015 of up to $40.0 million plus a carryover of $9.6 million for cash restructuring charges incurred in year 2014.

•	The maximum consolidated leverage ratio is 3.25x for the remainder of 2015 and 3.00x for 2016 and beyond.
•

Certain repurchases by CH2M of its common stock and preferred stock and payment of common stock dividends are limited to $120.0 million in 2015.  For 2016 and beyond, there is no limit on repurchases of common stock offered for sale on the internal market, and there is a $100.0 million limit for other repurchases of common stock, redemption of preferred stock and common dividends, subject to pro forma leverage of 2.75x.

•	Up to 50% of the proceeds from asset sales can be utilized to repurchase common or preferred stock, subject to pro forma financial covenant compliance.

The Credit Agreement contains customary representations and warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, and dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type.  As of June 26, 2015, we were in compliance with the covenants required by the Credit Agreement.

At June 26, 2015 and December 31, 2014, $311.4 million and $492.6 million in borrowings were outstanding on the Credit Facility, respectively. The average rate of interest charged on that balance was 1.71% as of June 26, 2015. At June 26, 2015 and December 31, 2014, company-wide issued and outstanding letters of credit and bank guarantee facilities were $170.2 million and $199.3 million, respectively.  The remaining unused borrowing capacity under the Credit Facility was $484.4 million as of June 26, 2015.

Our nonrecourse and other long-term debt consist of the following:

	June 26,	December 31,
($ in thousands)	2015	2014
Revolving credit facility, average rate of interest of 1.71%	$311,396	$492,551
Mortgage notes payable in monthly installments due December 2015 and June 2020, secured by real estate, rent and leases. These notes bear interest at 5.35% and 6.59%, respectively	7,747	8,682
Equipment financing, due in monthly installments to September 2021, secured by equipment. These notes bear interest ranging from 0.22% to 8.84%	9,743	11,392
Other notes payable	358	424
Total debt	$329,244	$513,049
Less: current portion of debt	3,918	5,028
Total long-term portion of debt	$325,326	$508,021

(12) Income Taxes

After adjusting for the impact of income attributable to noncontrolling interest, the effective tax rate on income attributable to CH2M for the six months ended June 26, 2015 was 32.1% compared to 8.4% for the same period in the prior year and for the three months ended June 26, 2015 was 36.4% compared to 27.6% for the same period in the prior year.   The 2015 effective tax rate was higher than the effective tax rate in the same period of 2014 primarily due to the effect of the recognition of favorable discrete items in conjunction with lower 2014 earnings. The 2015 effective tax rate for the three month period was higher than the effective tax rate in the same period of 2014 primarily due to the effect of the recognition of unfavorable discrete items in 2015. Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, and the disallowed portions of meals and entertainment expenses.

Estimated undistributed earnings of our foreign subsidiaries amounted to approximately $401.1 million and $331.2 million at June 26, 2015 and December 31, 2014, respectively. These earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Determining the tax liability that would arise if these earnings were repatriated is not practical.

As of June 26, 2015 and December 31, 2014, we had $26.1 million and $34.2 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the amounts discussed above are approximately $6.0 million and $7.0 million of accrued interest and penalties related to uncertain tax positions, as of June 26, 2015 and December 31, 2014, respectively.

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

During the three and six months ended June 26, 2015, we incurred $9.6 million and $17.5 million of costs for these restructuring activities, respectively, which have been included in general and administration expense on the consolidated statements of operations.  Overall, as of June 26, 2015, we have incurred aggregated costs of $87.9 million for restructuring activities, and we expect to incur up to $22.5 million in additional restructuring charges during the remainder of 2015 related to these activities.

The following table summarizes the restructuring charges during the three and six months ended June 26, 2015:

	Employee Severance
	and Termination
($ in thousands)	Benefits	Facilities Cost	Other	Total
Balance at December 31, 2014	$1,060	$15,000	$420	$16,480
Provision	8,589	2,966	5,965	17,520
Cash payments	(9,649)	(3,586)	(6,385)	(19,620)
Non-cash settlements	—	(1,361)	—	(1,361)
Balance at June 26, 2015	$—	$13,019	$—	$13,019

The accruals for facilities costs will be paid over the remaining term of the leases which we have exited and therefore will extend through 2028.

(14) Commitments and Contingencies

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

Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of June 26, 2015 and December 31, 2014, accruals for potential estimated claim liabilities were $16.9 million and $16.3 million, respectively.

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington was investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract that we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M Hanford Group (“CH2M Subsidiary”) employees pleaded guilty to felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney’s Office raised the possibility of violations of the civil False Claims Act and criminal charges for possible violations of federal criminal statutes arising from CH2M Subsidiary’s overtime practices on the project. In September 2012, the government intervened in a civil False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud. In March 2013, we entered into a Non-Prosecution Agreement (“NPA”) concluding the criminal investigation so long as we comply with the terms of the NPA. The NPA requires us to comply with ongoing requirements for three years after the effective date. By a separate agreement, we obtained dismissal of the civil False Claims Act case. We paid $18.5 million in total under both agreements. As a result, no criminal charges were brought against CH2M Subsidiary or any CH2M entities, and the civil False Claims Act case was dismissed.

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

In the following text, the terms, “CH2M,” “the Company,” “we,” “our,” and “us” may refer to CH2M HILL Companies, Ltd.

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

Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: the continuance of, and funding for certain governmental regulation and enforcement programs which create demand for our services; our ability to attract and perform large, longer-term projects; our ability to insure against or otherwise cover the liability risks inherent in our business including environmental liabilities and professional engineering liabilities; our ability to manage the risks inherent in the government contracting business and the delivery of lump sum projects; our ability to manage the costs associated with our fixed price contracts; our ability to manage the risks inherent in international operations, including operations in war and conflict zones; our ability to identify and successfully integrate acquisitions; our ability to attract and retain professional personnel; changes in global business, economic, political and social conditions; intense competition in the global engineering, procurement and construction industry; civil unrest, security issues and other unforeseeable events in countries in which we do business; our failure to receive anticipated new contract awards; the affects, if any, of U.S. government budget constraints; difficulties or delays incurred in the execution of contracts; and other risks and uncertainties set forth under Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2014, as well as those risk factors contained herein in Section 1A and other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward-looking statements should not be regarded as representation or warranties by the Company that such matters will be realized.

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

We provide services to a diverse customer base including the U.S. federal and foreign governments and governmental authorities, various United States federal government agencies, provincial, state and local municipal governments, major oil and gas companies, refiners and pipeline operators, utilities, metal and mining manufacturers, automotive, food and beverage and consumer products manufacturers, microelectronics fabricators, pharmaceutical companies and biotechnology companies. We believe we provide our clients with innovative project delivery using cost-effective approaches and advanced technologies.

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

Preferred Stock Offering

On June 22, 2015, the Company designated 10,000,000 shares as Series A Preferred Stock with an original issue price of $62.22 under the Certificate of Designation.  On June 24, 2015, the Company sold and issued an aggregate of 3,214,400 shares of Series A Preferred Stock for an aggregate purchase price of  $200.0 million in a private placement to a subsidiary owned by investment funds affiliated with Apollo Global Management, LLC (together with its subsidiaries, “Apollo”). Total proceeds from the preferred stock offering were $192.4 million, net of issuance costs of $7.6 million. The sale occurred in connection with the Initial Closing (“Initial Closing”) pursuant to the Subscription Agreement entered into by the Company and Apollo on May 27, 2015 (“Subscription Agreement”).  Subject to the conditions within the Subscription Agreement, Apollo will purchase an additional 1,607,200 shares of Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million in a second closing which will occur on the one-year anniversary of the Initial Closing or upon the earlier election of the Company.  For a summary of the terms and conditions of the Series A Preferred Stock, see Note 4 of the consolidated financial statements.

Restructuring

In September 2014, we commenced certain restructuring activities in order to achieve important business objectives, including reducing overhead costs, enhancing client service, improving efficiency, reducing risk, and creating more opportunity for profitable growth.  These restructuring plans included such items as the evaluation of certain lines of business, voluntary and involuntary employee terminations, the closure of certain facilities and reduction of corporate overhead costs.  These restructuring charges are included within general and administrative costs on our consolidated statements of operations.

The Company’s overall overhead cost structure has benefited from the restructuring activities as described in the Summary of Operations section below through the reduction of costs within the corporate overhead functions which are allocated to the business groups to arrive at segment operating profit as well as overhead costs within the business groups themselves.  A portion of these costs savings has been offset by the charges incurred in the three and six months ended June 26, 2015 for restructuring efforts totaling $9.6 million and $17.5 million, respectively.  We expect to incur up to  $22.5 million in additional restructuring costs during the remainder of 2015. Overall, as of June 26, 2015, we have incurred aggregated costs of  $87.9 million for restructuring activities.  Once all restructuring activities are completed, we expect to benefit from annualized cost savings of greater than $120.0 million.

Acquisitions

We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, provide local resources internationally to serve our customers, add value to the projects undertaken for clients, or enhance our capital strength.  On April 4, 2014, we acquired certain agreed upon assets and liabilities of TERA Environmental Consultants (“TERA”) for consideration of  $119.6 million.  TERA was an employee-owned environmental consulting firm headquartered in Canada specializing in providing environmental assessment, planning, siting, permitting, licensing, and related services for the pipeline, electrical transmission, and oil and gas industries.

Summary of Operations

During 2014, we implemented certain significant organizational changes, including the manner in which our operations are managed through a matrix organization of business groups, geographic regions and service lines.  In the first quarter of 2015, we refined this matrix structure, and continued to reorganize our internal reporting structure by making changes to better facilitate our strategy for growth, client-centric service, and operational efficiency.  In connection with this refinement, we continued to reevaluate the manner in which our Chief Operating Decision Maker (“CODM”) reviews operating results and makes key business decisions.  Our CODM is our executive management committee that meets regularly to evaluate operating results and allocate our financial and operational resources.  As part of the reevaluation in 2015, we determined that our CODM primarily reviews financial operating results by business group, and as such, we have identified each of our five business groups as reportable operating segments: Environment and Nuclear; Industrial and Urban Environments (“IUE”); Oil, Gas and Chemicals; Transportation; and Water.  Additionally, although the Power group falls within the IUE business group, we have identified Power as a separate reportable operating segment as we are currently in the process of exiting the Power business and as such the results of this group are being monitored apart from the rest of the business group.

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

Results of Operations for the Three Months Ended June 26, 2015 and June 30, 2014

	Three Months Ended
	June 26, 2015		June 30, 2014		Change
	Gross	Operating	Gross	Operating	Gross	Operating
($ in thousands)	Revenue	Income (Loss)	Revenue	Income (Loss)	Revenue	Income (Loss)
Environment and Nuclear	$396,089	$22,947	$421,716	$18,958	$(25,627)	$3,989
Industrial and Urban Environments	126,159	6,919	124,150	(20,114)	2,009	27,033
Oil, Gas and Chemicals	201,126	6,088	209,984	1,287	(8,858)	4,801
Transportation	239,895	(29,738)	243,180	3,326	(3,285)	(33,064)
Water	325,303	26,700	315,449	19,469	9,854	7,231
Power	35,476	(3,533)	87,969	(3,351)	(52,493)	(182)
Total	$1,324,048	$29,383	$1,402,448	$19,575	$(78,400)	$9,808

On a consolidated basis, our gross revenue decreased by  $78.4 million, or 6%,  and our consolidated operating income improved  $9.8 million, or 50%, for the quarter ended June 26, 2015 as compared to the quarter ended June 30, 2014.

Environment and Nuclear revenue declined $25.6 million, or 6%, for the three months ended June 26, 2015 as compared to the three months ended June 30, 2014.  Approximately $11.5 million of the decrease in revenue was attributable to decreased volumes related to a Canadian pipeline consulting project and a domestic design-build facilities renovation project as the projects approach substantial completion.  The remaining revenue decline is related to an overall reduction in volume in our design-build military and government facilities related businesses, particularly within the federal sector. For the three months ended June 26, 2015 as compared to the three months ended June 30, 2014, Environment and Nuclear experienced an increase in operating income of  $4.0 million, which was primarily driven by reduced costs from restructuring cost efficiencies in 2015.   TERA, which was acquired in the second quarter of 2014, contributed approximately $17.0 million of revenue and $1.6 million of operating income for the three months ended June 26, 2015 and approximately $18.8 million of revenue and $1.6 million of operating income for the three months ended June 30, 2014.

Within Industrial and Urban Environments (“IUE”), revenue for the three months ended June 26, 2015 was flat as compared to the three months ended June 30, 2014, increasing by $2.0 million, or 2%, as project volumes on consulting services and operations and management services remained consistent.  Operating income increased $27.0 million in the second quarter of 2015 as compared to the same period in 2014 primarily related to a $14.4 million operating charge taken in the second quarter of 2014 for increased estimated costs to complete a communications installation project in our Europe region.  Additionally, for the same communications installation project, in the second quarter of 2015 we agreed with the customer to terminate the contract resulting in  a

$4.5 million gain.  The remaining growth in operating income was predominantly driven by a cost savings from efficiencies gained in 2015 related to the restructuring of the IUE business group.

Oil, Gas and Chemicals experienced a decrease of  $8.9 million, or 4%, in revenue for the quarter ended June 26, 2015 as compared to the quarter ended June 30, 2014. We experienced a $26.0 million decline in revenue in our U.S. and Canada regions driven by project delays and cancellations as well as pricing pressure within the depressed oil and gas industry. Additionally, there was a reduction of approximately $4.0 million in revenues in the three months ended June 26, 2015 as compared to the three months ended June 30, 2014 due to the wind down of our power services business. These declines were offset by increased revenue of $22.0 million related to a gas construction contract in Alaska which experienced growth in construction activities during 2015. Operating income within Oil, Gas and Chemicals increased  $4.8 million for the quarter ended June 26, 2015 as compared to the quarter ended June 30, 2014.  Approximately $3.7 million of the increase in operating income was related to cost reductions from restructuring activities in Canada and the United States, with the remaining increase primarily attributable to increased activity from a gas construction contract in Alaska.

Transportation revenue decreased slightly by  $3.3 million in the quarter ended June 26, 2015 as compared to the quarter ended June 30, 2014 primarily due to the strengthening of the U.S. dollar causing foreign currency fluctuations related to our operations in Canada and Europe.  Operating income within Transportation declined by  $33.1 million for the three months ended June 26, 2015 as compared to the three months ended June 30, 2014.  The decline in operating income was driven by a $42.6 million charge in the second quarter of 2015 for a fixed price contract to design and construct roadway improvements on an expressway in the southwestern United States. The cost growth was primarily caused by resource and work constraints reducing work productivity rates, and delayed resolution with the client on movement of traffic.  Additionally, the project experienced delays from unexpected subsurface site conditions and from late delivery of a third party contractor’s design.  Management is assessing the recovery of cost overruns and schedule delays and is pursuing cost recovery through the contractual claims process; however, at this time it is not possible to estimate these recoveries.  We may incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss or if our plans to meet our revised schedule are not achieved resulting in liquidated damages under our contract.  These potential changes in estimates could be materially adverse to the Company’s results of operations.  The decline in Transportation earnings was partially offset by cost benefits from restructuring initiatives.

Water revenue for the three months ended June 26, 2015 increased slightly by  $9.9 million, or 3%, as compared to three months ended June 30, 2014 as a result of ramping up activity on several domestic design-build-operate contracts.  Water’s operating income increased by  $7.2 million in the three months ended June 26, 2015 as compared to the three months ended June 30, 2014 due to cost reductions related to restructuring activities.  These cost savings were partially offset by less operating activity on existing domestic Water contracts in 2015 as compared to 2014, primarily related to operations for two full service wastewater treatment plant projects.

Power revenue decreased $52.5 million for the three months ended June 26, 2015 as compared to the three months ended June 30, 2014, because in 2014 we exited the Power business with the exception of projects under contract at that time.  As a result, two large scale domestic design-build power projects achieved substantial completion in 2014, causing a decrease in revenue of  $36.8 million.  Additionally, revenue declined by  $15.1 million as significant construction progress due to major equipment construction and installation was achieved on a fixed price power plant project in Australia during the quarter ended June 30, 2014 as compared to relatively less progress towards completion made on the project during the same period in 2015.  For the three months ended June 26, 2015 as compared to the three months ended June 30, 2014, Power’s operating loss increased by $0.2 million, or 5%, as a result of the declines in revenue as previously discussed.  These losses were mostly offset by cost reductions related to restructuring and reduced business development spending as the Company exited the Power business.

Results of Operations for the Six Months Ended June 26, 2015 and June 30, 2014

	Six Months Ended
	June 26, 2015		June 30, 2014		Change
	Gross	Operating	Gross	Operating	Gross	Operating
($ in thousands)	Revenue	Income (Loss)	Revenue	Income (Loss)	Revenue	Income (Loss)
Environment and Nuclear	$755,502	$38,871	$771,823	$40,554	$(16,321)	$(1,683)
Industrial and Urban Environments	245,046	7,563	234,965	(29,739)	10,081	37,302
Oil, Gas and Chemicals	415,079	13,357	414,581	1,875	498	11,482
Transportation	475,677	(33,609)	478,242	13,161	(2,565)	(46,770)
Water	625,620	46,675	620,731	43,581	4,889	3,094
Power	71,110	(2,609)	161,555	(59,403)	(90,445)	56,794
Total	$2,588,034	$70,248	$2,681,897	$10,029	$(93,863)	$60,219

On a consolidated basis, our gross revenue decreased by  $93.9 million, or 3%,  and our consolidated operating income improved  $60.2 million for the six months ended June 26, 2015 as compared to the six months ended June 30, 2014.

Environment and Nuclear revenue declined $16.3 million, or 2%, for the six months ended June 26, 2015 as compared to the six months ended June 30, 2014.  Approximately $8.8 million of the decrease in revenue was attributable to decreased volumes related to a Canadian pipeline consulting project and a domestic design-build facilities renovation project as the projects approach substantial completion.  The remaining revenue decline is related to an overall reduction in volume in our design-build military and government facilities related businesses, particularly within the federal sector. Offsetting these declines, there was an additional $17.1 million in revenue generated by TERA in 2015, as TERA’s operations generated approximately $35.9 million of revenue for the six months ended June 26, 2015 as compared to $18.8 million of revenue for the six months ended June 30, 2014.  For the six months ended June 26, 2015 as compared to the six months ended June 30, 2014, Environment and Nuclear experienced a slight decrease in operating income of  $1.7 million, or 4%.  The decrease in operating income was primary caused by declines in project volume, as previously discussed.  These declines were offset by an additional $2.8 million of operating income as TERA generated operating income of $4.4 million in the six months ended June 26, 2015 as compared to $1.6 million for the six months ended June 30, 2014.

IUE revenue for the six months ended June 26, 2015 increased  $10.1 million, or 4%, as compared to the six months ended June 30, 2014.  Approximately $6.6 million of the increase in revenue was related to a growth in the number of program management projects as well as activity in the existing program management projects within the Middle East in 2015.  Project volumes of our domestic consulting services and operations and management services remained flat.  IUE experienced a  $37.3 million increase in operating income for the six months ended June 26, 2015 as compared to the six months ended June 30, 2014 primarily caused by a $17.8 million operating charge incurred in the first half of 2014 related to increased estimated costs to complete a communications installation project in our Europe region.  Additionally, in the six months ended June 26, 2015, we agreed with the customer to terminate the contract resulting in a $4.5 million gain.  The remaining growth in operating income was predominantly driven by a cost savings from efficiencies gained in 2015 related to the restructuring of the IUE business group.

Oil, Gas and Chemicals had a slight increase in revenue of  $0.5 million for the six months ended June 26, 2015 as compared to the six months ended June 30, 2014. Revenue increased by approximately $35.0 million related to a gas construction contract in Alaska due to a significant increase in construction activity in the current year period. This increase was offset by a $25.0 million decline in revenue driven by project delays and cancellations as well as pricing pressure within the oil and gas industry. Additionally, there was a $9.0 million reduction in revenue associated with the wind down of our power services business and the completion of two Canadian construction projects in the second half of 2014.  Operating income within Oil, Gas and Chemicals increased  $11.5 million for the six months ended June 26, 2015 as compared to the six months ended June 30, 2014. Approximately

$16.3 million of the increase in operating income was related to cost reductions from restructuring activities in Canada and the United States, with an additional $4.5 million increase attributable to increased project activity for the domestic gas construction contract in Alaska. These increases in operating income were offset by a reduction in income from professional services and field services projects due to lower project volume in 2015 to date in the weaker oil and gas industry.

Transportation revenue decreased by  $2.6 million, or 1%, in the six months ended June 26, 2015 as compared to the six months ended June 30, 2014 primarily due to the strengthening of the U.S. dollar causing foreign currency fluctuations related to our operations in Canada and Europe.  Operating income within Transportation declined by  $46.8 million for the six months ended June 26, 2015 as compared to the six months ended June 30, 2014.  The decline in operating income was predominantly caused by an estimated additional cost growth of  $53.6 million in the first half of 2015 for a fixed price contract to design and construct roadway improvements on an expressway in the southwestern United States. The cost growth was primarily caused by resource and work constraints reducing work productivity rates, and delayed resolution with the client on movement of traffic.  Additionally, the project experienced delays from unexpected subsurface site conditions and from late delivery of a third party contractor’s design.  Management is assessing the recovery of cost overruns and schedule delays and is pursuing cost recovery through the contractual claims process; however, at this time it is not possible to estimate these recoveries.  We may incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss or if our plans to meet our revised schedule are not achieved resulting in liquidated damages under our contract.  These potential changes in estimates could be materially adverse to the Company’s results of operations.  The decline in Transportation earnings was partially offset by cost benefits from restructuring initiatives.

Water revenue for the six months ended June 26, 2015 increased slightly by  $4.9 million, or 1%, as compared to six months ended June 30, 2014 as a result of ramping up activity on several domestic design-build-operate contracts.  Water’s operating income also increased by  $3.1 million, or 7%, in the six months ended June 26, 2015 as compared to the six months ended June 30, 2014 primarily due to significant cost savings from restructuring activities.  These cost savings were partially offset by less operating activity to date on existing domestic Water contracts in 2015 as compared to 2014, primarily related to operations for two full service wastewater treatment plant projects as well as a $3.4 million reserve for project claims that were settled in 2015.

Power revenue decreased  $90.4 million for the six months ended June 26, 2015 as compared to the six months ended June 30, 2014.  In 2014, we decided to exit the Power business with the exception of projects under contract.  As a result, two large scale domestic design-build power projects achieved substantial completion in 2014, causing a decrease in revenue of $85.0 million.  Additionally, revenue declined by approximately $4.0 million due to a settlement executed in 2014 related to a design-build power project that achieved substantial completion in 2013.  For the six months ended June 26, 2015 as compared to the six months ended June 30, 2014, Power operating income increased $56.8 million primarily because of the  $52.5 million project loss taken during the first half of 2014 related to a change in estimate for a fixed-price contract to design and construct a new power generation facility in the northeastern United States. The project experienced significant cost growth from multiple sources including a substantial decline in union labor productivity, poor subcontractor performance and the impacts of schedule delays caused by the above items and severe weather in the northeastern United States. There were no additional charges to operations in six months ended June 26, 2015 as the project achieved substantial completion in 2014.  Management is seeking recovery of a portion of the total project loss from the client, including relief from a portion of the liquidated damages assessed by the client through the date of substantial completion due to client interference and other remedies under the terms of the contract.   Earlier this quarter, both CH2M and our client filed litigation against each other.   While our goal remains amicable settlement of the disputes, we intend to vigorously pursue our claim for cost recovery.  There can be no assurance we will be successful in obtaining such recoveries.

Australian Design-Build Power Project

Within our Power segment, we are involved in a fixed-price project in Australia through a consolidated 50/50 joint venture partnership with an Australian construction contractor to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia.  As of June 26, 2015, the total contract value of the joint venture project was approximately  $450.0 million, and the project was approximately 45% complete, with engineering and procurement nearing completion and construction activities ongoing.  Due to a variety of issues related to the joint venture scope of work identified, we recognized changes in estimated contract costs that resulted in charges to operations of  $280.0 million during 2014, which represents the total expected loss of the joint venture project at completion.  Our portion of the loss, which was recorded in 2014, totaled $140.0 million.  None of these charges to operations occurred in the three or six months ended June 30, 2014, and no further cost growth has occurred in 2015 to date.

Management believes the project has suffered from substantial client interference related to numerous design changes, delays in providing timely access to site delivery facilities and access to certain construction materials.  These items have resulted in a significant increase in the cost to complete the project as well as a delay in the start of construction activities and possibly the ultimate delivery of the power facility.  While management believes the current estimated cost to complete the project represents the best estimate at this time and management has been able to manage the project within the current estimate to complete as the work has progressed, there is a significant amount of work that still needs to be performed on the project before achieving substantial completion, and thus there can be no assurance that additional cost growth will not occur.  Management is continuing to negotiate with the client to settle certain claims and to change certain provisions of the contract.  In addition, management continues to vigorously pursue recovery of costs and schedule impacts with the assistance of external legal and commercial claims specialists.  Management believes it will gain a better understanding during the second half of 2015 as to whether a comprehensive settlement is possible, and, if so, how the terms of such settlement would impact the joint venture’s estimated costs at completion.  If an agreement is not reached with the client, management will continue to pursue recovery of costs through all means currently available under the existing contract and at law. In addition, if these recovery steps are not successful, we might not recover previously incurred or potential future cost overruns from the client, and the joint venture might be assessed liquidated damages in excess of amounts already included in the current estimated loss at completion, which could materially affect the company’s results of operations.

Income Taxes

After adjusting for the impact of income attributable to noncontrolling interest, the effective tax rate on income attributable to CH2M for the six months ended June 26, 2015 was 32.1% compared to 8.4% for the same period in the prior year and for the three months ended June 26, 2015 was 36.4% compared to 27.6% for the same period in the prior year. The 2015 effective tax rate was higher than the effective tax rate in the same period of 2014 primarily due to the effect of the recognition of favorable discrete items in conjunction with lower 2014 earnings. The 2015 effective tax rate for the three month period was higher than the effective tax rate in the same period of 2014 primarily due to the effect of the recognition of unfavorable discrete items in 2015. Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, and the disallowed portions of meals and entertainment expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are working capital, acquisitions, capital expenditures and purchases of stock in our internal market. We maintain a domestic cash management system which provides for cash sufficient to satisfy financial obligations as they are submitted for payment and any excess cash in domestic bank accounts is applied against any outstanding swingline debt held under our credit facility described below. We maintain entities to do business in countries around the world and as a result hold cash in international bank accounts to fund the working capital requirements of those operations.  At June 26, 2015 and December 31, 2014, cash totaling  $164.7 million and  $99.2 million, respectively, was held in wholly-owned subsidiary foreign bank accounts.

In addition, as is common within our industry, we partner with other engineering and construction firms on specific projects to leverage the skills of the respective partners and decrease our risk of loss. Often projects of this nature require significant cash contributions and the joint ventures created may retain cash earned while the project is being completed.  Cash and cash equivalents on our consolidated balance sheets include cash held within these consolidated joint venture entities which is used for operating activities of those joint ventures. As of June 26, 2015 and December 31, 2014, cash and cash equivalents held in our consolidated joint ventures and reflected on the consolidated balance sheets totaled  $77.1 million and  $45.4 million, respectively.

During the six months ended June 26, 2015, cash provided by operations was $32.6 million compared to cash used in operations of $23.5 million in the same period last year. Cash flows from operations primarily resulted from an increase in earnings on our operations of  $39.9 million and positive changes in our working capital of  $35.5 million.  Changes in our working capital requirements can vary significantly from period to period based primarily on the mix of our projects underway and the percentage of project work completed during the period.  Within working capital, we benefited primarily from an increase of  $41.4 million in accrued payroll and employee related liabilities due to the timing of when the quarter ended and payroll was paid throughout the world, as well as a  $30.4 million reduction in receivables and unbilled revenue in the six months ended June 26, 2015.  This was offset by payments made of  $90.6 million on accounts payable and accrued subcontractor costs which was primarily caused by payments made for equipment on our joint venture power project in Australia.  Additionally, other accrued liabilities decreased by $38.8 million primarily due to a $18.8 million reduction in project loss reserves from December 31, 2014 to June 26, 2015 as actual losses were realized with increased percentage of completion on loss projects.  In the six months ended June 30, 2014, our cash flows from operations were negatively affected by  $68.8 million in changes in working capital, including decreases in accounts payable and accrued subcontractor costs of  $22.9 million and decreases in billings in excess of revenue of  $81.6 million.  These reductions in cash were partially offset by collections in receivables and unbilled revenue of  $63.0 million during the quarter ended June 30, 2014.

Cash provided by investing activities was  $3.2 million for the six months ended June 26, 2015 as compared to cash used in investing activities of $135.2 million for the 2014. A significant factor contributing to cash used in investing activities in the 2014 period was the $87.6 million cash used in acquisitions, primarily for the TERA acquisition which occurred in the second quarter of 2014. There was no acquisition activity for the six month period ended June 26, 2015. Additionally, due to the sale of certain previously owned office and operating facilities in the United Kingdom and Canada, proceeds from the sale of operating assets increased by $17.1 million for the six months ended June 26, 2015 as compared to the six months ended June 30, 2014.  Capital expenditures also decreased from $45.2 million in the six months ended June 30, 2014 to $14.0 million in the six months ended June 26, 2015 primarily due to the 2014 completion of the implementation of our enterprise resource planning system, improvements to our office facilities, and equipment purchases to support our Oil, Gas and Chemical projects on the North Slope of Alaska.  Furthermore, we periodically make working capital advances to certain of our unconsolidated joint ventures and, such advances are repaid to us from the joint ventures in the normal course of the joint venture activities.  During the six months ended June 26, 2015, we received working capital repayments from our unconsolidated joint ventures of $15.7 million as compared to $7.0 million for the six months ended June 30, 2014.  These working capital repayments are offset by additional investments made in our unconsolidated joint ventures, which were $15.8 million and $9.5 million for the six months ended June 26, 2015 and June 30, 2014, respectively.

Cash provided by financing activities of  $27.8 million in the six months ended June 26, 2015 decreased by  $28.6 million from net cash provided of  $56.4 million for the six months ended June 30, 2014.  Although the company received $192.4 million in proceeds from the preferred stock issuance in the second quarter of 2015, the cash proceeds have currently been used to pay down the unsecured revolving credit facility, resulting in a net payment on long-term debt of $183.8 million for the 2015 as compared to a net borrowing of  $168.9 million for the six months ended June 30, 2014. Management may subsequently re-borrow the proceeds to use for purposes that could include additional repurchases of common stock in the internal market, acquisitions, capital expenditures or other working capital purposes.

Additionally, beginning with the quarterly internal market trades in the third quarter of 2014, we have limited the amount expended to repurchase shares to balance the internal market.  As a result, repurchases of common stock for the six months ended June 26, 2015 were  $24.3 million, representing a  $91.7 million decrease in cash used from financing activities as compared to the  $116.0 million spent in the prior year period.

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

As a result of the successful completion of our preferred stock offering, certain terms and conditions of our Credit Agreement have changed as follows:

•

The definition of consolidated adjusted EBITDA allows the add back of cash restructuring charges in 2015 of up to $40 million plus a carryover of $9.6 million for cash restructuring charges incurred in year 2014.

•	The maximum consolidated leverage ratio is 3.25x for the remainder of 2015 and 3.00x for 2016 and beyond.
•

Certain repurchases by CH2M of its common stock and preferred stock and payment of common stock dividends are limited to $120.0 million in 2015.  For 2016 and beyond, there is no limit on repurchases of common stock offered for sale on the internal market, and there is a $100 million limit for other repurchases of common stock, redemption of preferred stock and common dividends, subject to pro forma leverage of 2.75x.

•	Up to 50% of the proceeds from asset sales can be utilized to repurchase common or preferred stock, subject to pro forma financial covenant compliance.

As of June 26, 2015, we were in compliance with the covenants required by the Credit Agreement.  In the context of our current debt structure and projected cash needs, and assuming limited participation in our internal market to repurchase stock, we believe the combination of our current cash position, our credit capacity under our Credit Agreement, the cash anticipated from the second closing of the Series A Preferred Stock offering, and cash flows anticipated from operations are adequate to support our business operations and plans.  But we can give no assurances concerning our future liquidity.

At June 26, 2015, we had  $311.4 million in outstanding borrowings on the Credit Facility, compared to  $492.6 million at December 31, 2014. The average rate of interest charged on that balance was 1.71% as of June 26, 2015. At June 26, 2015, company-wide issued and outstanding letters of credit, and bank guarantee facilities of $170.2 million were outstanding, compared to $199.3 million at December 31, 2014.    Our borrowing capacity under the Credit Facility is limited by a maximum consolidated leverage ratio, which is based on a multiple of an adjusted earnings before interest, taxes, depreciation and amortization calculation, and other outstanding obligations of the Company.  As of June 26, 2015, the remaining unused borrowing capacity under the Credit Facility was approximately $484.4 million.

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

Internal Market Trades

CH2M’s common stock trades on an internal market four times per year. The next internal market trade date is expected to be on September 3, 2015.  CH2M determines whether to participate in the internal market on a quarterly basis. Prior to each quarterly trade date, we review the outstanding orders and any resulting imbalance between sell orders and buy orders and make a determination whether or not CH2M should participate in the internal market by buying shares in order to help balance the number of sell orders and buy orders. In making that determination, CH2M’s management and Board of Directors consider prevailing circumstances, including our financial condition and results of operations, our available cash and capital resources, including the limits that CH2M may spend on share repurchases and the borrowing capacity available pursuant to the terms of our existing unsecured revolving line of credit and other sources of liquidity, expected current and future needs for cash to fund our operations, anticipated contingencies and other factors.

CH2M experienced project losses and other adverse operating results in recent periods, which has constrained our cash flow and liquidity.  In addition, CH2M’s principal revolving credit facility includes a limitation on the amount CH2M may spend to repurchase its common stock in connection with its employee stock ownership program and to make legally required repurchases of common stock held in benefit plan accounts in the third and fourth quarters of 2014 and in 2015. CH2M’s management and Board of Directors could determine to limit the amount of money expended by the company to repurchase shares to balance the internal market, or not to participate in the internal market, either of which would result in proration of sell orders that stockholders may place for trades on the next trade date. In addition, CH2M’s Board of Directors could determine to suspend trading on the internal market in order to provide time to evaluate the ability to adequately provide for proration and to conserve the company’s cash reserves and available liquidity.  For the past four trade dates, CH2M has limited the amount expended to repurchase shares to help balance the internal market.  We expect that the amounts CH2M will be able to spend to clear sell orders for the September and December 2015 trade dates will continue to be restricted. CH2M’s Board of Directors and management anticipate that the internal market will only partially clear, and some sell orders will be only partially filled, on such trade dates.

For more information of the risks associated with the internal market, please see the risk factors set forth in the CH2M Annual Report on Form 10-K for the year ended December 31, 2014 under the heading Item 1A. Risk Factors, and the risk factors set out in Item 1A. Risk Factors in this report.

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

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the six months ended June 26, 2015, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Commitments and Contingencies

See Note 14 of the Notes to Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

Foreign currency exchange rates.  We operate in many countries around the world and as a result, are exposed to foreign currency exchange rate risk on transactions in numerous countries. We are primarily subject to this risk on long-term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as intercompany trade balances among our entities with differing currencies.  Foreign currency translation adjustments included in our comprehensive income (loss) were a translation loss of  $12.9 million and a translation gain of  $5.0 million for the quarters ended June 26, 2015 and June 30, 2014, respectively. The $17.9 million increase to other comprehensive income (loss) was driven by the strengthening of the U.S. Dollar against the Australian dollar, the British Pound, the Canadian Dollar, and the Euro.

In order to mitigate this risk, we enter into derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third-party quotes. As of June 26, 2015,  we had  $0.8 million of derivative liabilities on outstanding foreign exchange contracts outstanding.

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving Credit Facility. As of June 26, 2015 the outstanding balance on the unsecured revolving Credit Facility was  $311.4 million. We have assessed the market risk exposure on this financial instrument and determined that any significant changes to the fair value of this instrument would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured Credit Facility, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately  $3.1 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington was investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M HILL Hanford Group (“CH2M Subsidiary”) employees pleaded guilty to felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney’s Office raised the possibility of violations of the civil False Claims Act and criminal charges for possible violations of federal criminal statutes arising from CH2M’s Subsidiary overtime practices on the project. In September 2012, the government intervened in a civil False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud. In March 2013, we entered into a Non-Prosecution Agreement (“NPA”) concluding the criminal investigation so long as we comply with the terms of the NPA. The NPA requires us to comply with ongoing requirements for three years after the effective date. By a separate agreement, we obtained dismissal of the civil False Claims Act case. We paid $18.5 million in total under both agreements. As a result, no criminal charges were brought against CH2M Subsidiary or any CH2M entities, and the civil False Claims Act case was dismissed.

In the six months ended June 26, 2015, there have been no material developments to other proceedings and legal actions as compared to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A. Risk Factors

The following risk factors relating to our Series A Preferred Stock update the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 25, 2015 (“2014 Annual Report”), under the heading Item 1A. Risk Factors.

Before deciding to invest in CH2M HILL’s common stock, you should carefully consider the following factors, in addition to the other risk factors relating to our business and the internal market set forth in our 2014 Annual Report as well as the other financial and business disclosures contained in our current and periodic reports filed with the SEC.

Our disclosure filings with the SEC are available on the SEC’s Internet website (http://www.sec.gov) through the EDGAR Company Filings search page (http://www.sec.gov/edgar/searchedgar/companysearch.html), or by calling CH2M HILL at (303) 771-0900.

Risks Related to Our Business

Project losses and other adverse operating results can constrain our cash flow and liquidity, which could reduce our ability to win new business or materially and adversely affect our business and results of operations, and our strategic initiatives may not be successful.

We have experienced project losses and other adverse operating results in recent periods, which have constrained our cash flow and liquidity. In response, our management has undertaken an initiative designed to help reduce costs and achieve important business objectives, including enhancing client service, improving efficiency, reducing risk, creating more opportunity for profitable growth and maximizing value for stockholders. We began to implement these activities in 2014, including the rationalization of certain lines of business, voluntary and involuntary employee terminations, reduction of corporate overhead cost, and the closure of certain facilities.  We also shifted our focus away from risker fixed price construction contracts in 2014. During the three and six months ended June 26, 2015, we incurred $9.6 million and $17.5 million, respectively, of costs related to these restructuring activities.  Overall, as of June 26, 2015, we have incurred aggregated costs of $87.9 million for restructuring activities, and we expect to incur up to $22.5 million in additional restructuring charges during the remainder of 2015 related to these activities. We expect restructuring activities to continue into 2015, and we expect annualized cost savings of greater than $120.0 million, although such cost savings may not materialize when expected. On June 24, 2015, we sold and issued an aggregate of 3,214,400 shares of our Series A Preferred Stock to an entity owned by investment funds affiliated with Apollo Global Management, LLC (“Apollo”) for an aggregate purchase price of approximately $200.0 million in a private placement. On June 24, 2016 or upon our earlier election, Apollo will purchase an additional 1,607,200 shares of our Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million at a second closing, subject to the satisfaction or waiver of certain conditions.  In the future, we may also choose to raise additional capital, but there can be no assurance if or when we might raise additional capital, and there can be no assurance that the second sale and issuance of shares to Apollo will take place. If we sustain additional project losses or other adverse operating results in the future or if efforts to raise additional capital are unsuccessful, or if cash flow and liquidity continue to be constrained, we may have a reduced ability to win new business, which could materially and adversely affect our business, results of operations, cash flows and financial position.

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

Our borrowing capacity under the Amended Credit Agreement is limited by a maximum consolidated leverage ratio, which is based on a multiple of our adjusted earnings before interest, taxes, depreciation and amortization, and other outstanding obligations of the Company. Therefore, our remaining borrowing capacity is not simply a function of the amount of the Credit Facility less outstanding borrowings on the line of credit, outstanding letters of credit and bank guarantees. As of June 26, 2015, the remaining unused borrowing capacity under the Amended Credit Agreement was approximately $484.4 million.  While we believe our borrowing capacity is sufficient to fund our near-term operations and capital requirements, we might need to alter certain practices associated with discretionary cash outlays related to our internal market.

In the future, we may choose to raise additional capital to bolster our working capital position.  On June 24, 2015, we sold and issued an aggregate of 3,214,400 shares of our Series A Preferred Stock to Apollo for an aggregate purchase price of approximately $200.0 million in a private placement. On June 24, 2016 or upon our earlier election, Apollo will purchase an additional 1,607,200 shares of our Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million at a second closing, subject to the satisfaction or waiver of certain conditions. There can be no assurance, however, if or when we might raise additional capital to increase liquidity.  Moreover, the Certificate of Designation for our Series A Preferred Stock limits our ability to incur additional debt under certain circumstances without the consent of the holders of at least a majority of the then outstanding shares of our Series A Preferred Stock.

Our credit agreement and the Certificate of Designation for our Series A Preferred Stock may restrict our operations and require that we comply with certain financial ratios.

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

In addition, our Amended Credit Agreement requires that we comply with a minimum consolidated fixed charge coverage ratio, and both our Amended Credit Agreement and the Certificate of Designation for our Series A Preferred Stock require that we comply with a maximum consolidated leverage ratio. Our ability to comply with these ratios may be affected by events beyond our control. If we fail to satisfy the requirements of our Amended Credit Agreement or if we are in default of the Amended Credit Agreement, our indebtedness under the Amended Credit Agreement could be accelerated, and we may lose access to borrowings under the Amended Credit Agreement.  If our consolidated leverage ratio exceeds certain limits specified in the Certificate of Designation for our Series A Preferred Stock, we may be unable to incur additional indebtedness.

In addition, the Certificate of Designation for our Series A Preferred Stock requires that we obtain the consent of the holders of at least a majority of the outstanding shares of our Series A Preferred Stock, before taking certain actions, including operation matters such as (a) conducting certain liquidation events in which the holders of Series A Preferred Stock would receive less than $600.0 million in cash or liquid assets; (b) entering into agreements for certain acquisitions, joint ventures or investments, except, in certain circumstances, those involving amounts of $100.0 million or less; (c) entering into agreements for certain firm, fixed-price or lump-sum design-build or EPC contracts outside of our water business group involving certain negotiated amounts; (d) entering into certain related-party transactions; (e) entering into any new line of business; and (f) conducting certain repurchases of shares of capital stock in excess of negotiated pre-approved amounts set forth in the Certificate of Designation.

Any of the factors above could have a material impact on our business, our results of operations, cash flow and financial condition.

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

When suitable acquisition candidates are identified, we anticipate significant competition when trying to acquire these companies, and there can be no assurance that we will be able to acquire such acquisition targets at reasonable prices or on favorable terms. The Certificate of Designation for our Series A Preferred Stock also limits our ability to conduct certain acquisitions with the consent of the holders of at least a majority of the outstanding shares of our Series A Preferred Stock.  If we cannot identify or successfully acquire suitable acquisition candidates, we may not be able to successfully expand our operations. Further, there can be no assurance that we will be able to generate sufficient cash flow from an acquisition to service any indebtedness incurred to finance such acquisitions or realize any other anticipated benefits. In addition, there can be no assurance that the due diligence undertaken in connection with an acquisition will uncover all liabilities relating to the acquired business. Nor can there be any assurance that our profitability will be improved as a result of these acquisitions.  Any acquisition may involve operating risks, such as:

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

Risks Related to Our Internal Market

We are an employee-controlled professional engineering services firm. As a result, ownership of our common stock and the ability to trade shares of our common stock on our internal market has been limited to “eligible employee stockholders,” which includes certain active and former employees, directors, eligible consultants and benefit plans and, under limited circumstances at our discretion other third-parties. At a special meeting held on February 19, 2015, our stockholders approved certain measures, including amendments to our restated certificate of incorporation, intended to facilitate investments in our common or preferred stock, including preferred stock convertible into common stock, by third-party investors, who we refer to as “outside investors.” On June 24, 2015, we sold and issued an aggregate of 3,214,400 shares of our Series A Preferred Stock to Apollo for an aggregate purchase price of approximately $200.0 million in a private placement. On June 24, 2016 or upon our earlier company election, Apollo will purchase an additional 1,607,200 shares of our Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million at a second closing, subject to the satisfaction or waiver of certain conditions. Our outside investors, including Apollo, may transfer our stock other than through the internal market, subject to any contractual limitations that we and the outside investor agree upon. In addition, certain other rights and restrictions in our restated certificate of incorporation are applicable to eligible employee stockholders, but are not applicable to outside investors who may hold our common or preferred stock from time to time.

Unlike public companies whose stock is traded on a securities exchange, there is no public market for our common stock, which is traded exclusively on the internal market we established in 2000 to provide liquidity to eligible common stockholders.  The following are significant risks that arise from the restrictions on selling our common stock and the operation of the internal market and are not typical risks associated with publicly traded stock of other companies you may be familiar with. Accordingly, you should consider the following risks in connection with any investment in our common stock.  For a detailed discussion of the operation of our internal market and the transfer restrictions on our common stock, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities within our Annual Report on Form 10-K for the year ended December 31, 2014.  Members of our Board of Directors and our management have historically participated in the internal market by purchasing and selling shares of our common stock on various trade dates.  We expect that members of our Board of Directors and our management will continue to trade shares on the internal market from time to time, although such transactions are solely at the discretion of each individual.

The price of our common stock is determined by our Board of Directors’ judgment of fair value and not by market trading activity.

The price of our common stock on each trade date is established by our Board of Directors based on the factors that are described in the Annual Report on Form 10-K for the year ended December 31, 2014 under the heading Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Our Board of Directors sets the common stock price in advance of each trade date, and all trades on our internal market are transacted at the price established by our Board, which is a significant difference between investing in our common stock and owning stock of a publicly traded company. The market trading activity in our common stock on any given trade date, therefore, cannot affect the price of shares of our common stock on that trade date. This is a risk to eligible employee stockholders because our common stock price will not change to reflect the supply of, or the demand for, shares on a given trade date as it would in a public market. Eligible employee stockholders may not be able to sell their shares of common stock or may have to sell their shares at a price that is lower than the price that would prevail if the internal market price could change on a given trade date to reflect supply and demand. The common stock valuation methodology that our Board of Directors uses is intended to establish a price for shares of our common stock that represents fair value as of the applicable trade date. The valuation methodology used to determine fair value is subject to change at the discretion of our Board of Directors.  However, the certificate of designation for our Series A Preferred Stock prevents us from, among other things, repurchasing shares of common stock from eligible employee stockholders in the internal market or otherwise at a valuation inconsistent with our normal quarterly practice without the consent of the holders of at least a majority of the then outstanding shares of our Series A Preferred Stock.

Absence of a public market may prevent eligible employee stockholders from selling their stock at the time of their choosing and could result in the loss of all or part of their investment.

We elected in 2000 to establish the internal market to provide liquidity to our eligible employee stockholders, but we are under no obligation to continue to maintain the internal market in the future. While we intend the internal market to provide liquidity to eligible employee stockholders, there can be no assurance that there will be enough orders to purchase shares to permit eligible employee stockholders to sell their shares on the internal market at the time of their choosing. Our internal trading market generally experiences trade imbalances, with more sell orders than buy orders on each trade date. Under the internal market rules, we may participate in the internal market as a buyer of common stock if there are more sell orders than buy orders in the market, and we have generally elected to do so in the past, although we are under no obligation to do so and will not guarantee market liquidity.  Beginning in the second half of 2014, as result of adverse operating results, reduced liquidity and other factors, we have limited the amount of money allocated to purchasing shares in the internal market, resulting in limitations on the number of shares eligible employee stockholders could sell in the internal market.  We expect that we will continue to impose limitations on the amount of funds allocated to purchasing shares on the internal market trade dates that are currently expected to occur during the remainder of 2015.

We determine whether to participate in the internal market on a quarterly basis and do not set aside funds in advance to purchase shares of common stock in order to balance sell orders and buy orders on future trade dates. Prior to each quarterly trade date, we review the outstanding orders and any resulting imbalance between sell orders and buy orders and make a determination whether or not we should participate in the internal market by buying shares of common stock in order to help balance the number of sell orders and buy orders. In making that determination, our management and Board of Directors consider prevailing circumstances, including our financial condition and results of operations, our available cash and capital resources, including the borrowing capacity available pursuant to the terms of our existing unsecured revolving line of credit and other sources of liquidity, expected current and future needs for cash to fund our operations, anticipated contingencies and other factors. Any of those considerations, or other considerations that may arise in the future, could cause our management or Board of Directors to decide that we will participate in the internal market only on a limited basis (i.e. “partially clear” the market), in which case we would purchase some, but not all, of the shares of common stock subject to sell orders in excess of the number of buy orders on the applicable trade date, as has been the case on recent trade dates.  Furthermore, such considerations could cause our management or Board of Directors to decide not to purchase any shares of common stock in order to help balance the internal market on any trade date, either on a one-time basis, or on a going-forward basis in accordance with internal market rules. In addition, in September 2014, our principal revolving credit facility was amended to include a limitation on the amount we may spend to repurchase its common stock in connection with its employee stock ownership program and to make legally required repurchases of common stock held in benefit plan accounts in the third and fourth quarters of 2014 and in 2015.  Furthermore, the certificate of designation for our Series A Preferred Stock prevents us from, among other things, repurchasing shares of common stock from eligible employee stockholders in the internal market or otherwise in excess of certain pre-approved amounts without the consent of the holders of at least a majority of the then outstanding shares of our Series A Preferred Stock.  If we sell additional shares of preferred stock or common stock to other outside investors, the contractual terms governing such investments could also impose additional direct or indirect limitations on our ability to conduct repurchases.

If we do not purchase any shares of common stock or only purchases enough shares to partially clear the market on any trade date, sell orders will be subject to limitations we refer to as proration and allocation in accordance with the internal market rules in effect at the time and eligible employee stockholders may only be able to sell a portion of the shares they want to sell on that trade date.  Our Board of Directors has absolute authority to modify the internal market rules related to allocation of limits on sell orders in any way and at any time.

On the March 24, 2015 internal market trade date, our Board of Directors and management allocated up to $5.0 million to repurchase shares of common stock on the internal market.  As a result, each order to sell more than 273 shares placed on such date was only partially filled, with 273 shares being sold and all remaining shares returned to the accounts of the selling stockholders.  On the June 5, 2015 internal market trade date, our Board of Directors and management allocated $6.3 million to repurchase shares of common stock and sell orders were similarly limited to 275 or fewer shares.  Together with prudent management of our resources for operating cash needs, we expect that the amounts that we will be able to spend to clear sell orders on the trade dates that are currently expected to occur in 2015 will continue to be severely restricted. Our Board of Directors and management anticipate that the internal market will only partially clear, and some sell orders will be only partially filled, on such trade dates.

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

Our Board of Directors could, in their absolute discretion, determine to change the internal market rules in any way, at any time. For example, our Board of Directors could change the method for prorating or otherwise allocating buy orders and sell orders in an under-subscribed market, prioritize certain orders to comply with applicable laws or other considerations or limit the number or percentage of a stockholder’s shares of common stock that such stockholder could sell on any given trade date. A determination to change the rules under which the internal market operates, could cause significant delays in stockholders’ ability to sell their common stock or prevent them from selling their common stock altogether. Moreover, changes to the rules under which the internal market operates, could affect different stockholders in different ways; for example, by prioritizing certain transactions in stock held through employee benefit plans over transactions in stock held directly. The certificate of designation for our Series A Preferred Stock prevents us from, among other things, repurchasing shares of common stock from eligible employee stockholders in the internal market or otherwise at a valuation inconsistent with our normal quarterly practice without the consent of the holders of at least a majority of the then outstanding shares of our

Series A Preferred Stock.  Similarly, if we sell additional shares of preferred stock or common stock to an outside investor, the contractual terms governing such investment could impose additional direct or indirect limitations on the Board of Directors’ ability to change the internal market rules or require any such change to affect outside investors differently than it affects stockholders. If our common stock price declines from the time stockholders want to sell to the time they become able to sell, they could suffer partial or total loss of their investment.

The limited market and common stock transfer restrictions applicable to eligible employee stockholders, as well as rights and restrictions in our restated certificate of incorporation and bylaws, will likely have anti‑takeover effects.

Only we and certain eligible employee investors may purchase our common stock through our internal market. We also have significant restrictions on the transfer of our common stock by stockholders outside of the internal market. These limitations make it extremely difficult for a potential acquirer who does not have the prior consent of our Board of Directors to attain control of our company, regardless of the price per share an acquirer might be willing to pay and whether or not our stockholders would be willing to sell at that price. In addition, other provisions in our restated certificate of incorporation and bylaws impose a sixty six and two thirds percent (66 2/3%) stockholder approval requirement for any amendment to our bylaws proposed by a stockholder and impose a requirement that our active employees constitute a majority of the Board of Directors at all times, which may make it more difficult for a potential acquirer to gain control of our company without the prior consent of our Board of Directors. The certificate of designation for our Series A Preferred Stock also prevents us from, among other things, effecting certain liquidation events (including a sale of the Company) and changes of control in which the holders of Series A Preferred Stock would receive less than $600.0 million in cash or liquid assets without the consent of the holders of at least a majority of the then outstanding shares of our Series A Preferred Stock.

Risks Related to Our Series A Preferred Stock

The issuance of shares of our Series A Preferred Stock to Apollo has reduced the relative voting power of holders of our common stock, may dilute the ownership of such holders and therefore negatively affect the price of our common stock, and any additional issuance of shares of our Series A Preferred Stock in the future may increase these effects.

On June 24, 2015, we sold and issued an aggregate of 3,214,400 shares of our Series A Preferred Stock to Apollo for an aggregate purchase price of approximately $200.0 million in a private placement. On June 24, 2016 or upon our earlier election, Apollo will purchase an additional 1,607,200 shares of our Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million at a second closing, subject to the satisfaction or waiver of certain conditions. As holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock as a single class on all matters submitted to a vote of our common stockholders, the issuance of the Series A Preferred Stock to Apollo has effectively reduced the relative voting power of the holders of our common stock.

In addition, any holder of outstanding shares of Series A Preferred Stock may elect, from time to time, to convert any or all of such holder’s shares of Series A Preferred Stock into a number of shares of our common stock as is determined by dividing the original issue price of $62.22 per share (the “Original Issue Price”) by a conversion price (the “Initial Conversion Price”), which initially is also $62.22 per share. Under certain circumstances set forth in our Investor Rights Agreement with Apollo, after June 24, 2020, the Initial Conversion Price will be reduced to $52.65 or $47.86. The Initial Conversion Price is also subject to adjustments on a broad-based, weighted-average basis upon the issuance of shares of common stock or certain equivalent securities at a price per share less than the Initial Conversion Price as adjusted to date, subject to certain exclusions. Conversion of the Series A Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock.

The holders of our Series A Preferred Stock may exercise influence over us, including through Apollo’s ability to elect up to two members of our Board of Directors.

As of June 26, 2015, the shares of Series A Preferred Stock owned by Apollo represent approximately 11% of the voting rights of our common stock, on an as-converted basis. As a result, Apollo has the ability to influence the outcome of any matter submitted for the vote of our stockholders. In addition, the certificate of designation for our Series A Preferred Stock grants certain consent rights to the holders of Series A Preferred Stock in respect of certain actions by us, including (a) increasing the authorized number of shares of Series A Preferred Stock; (b) authorizing securities having rights, preferences or privileges that are senior to or on a parity with the Series A Preferred Stock as to dividends or upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or any other transaction deemed a liquidation event pursuant to the certificate of designation (including a sale of the Company) or increasing the authorized number of shares of any such securities; (c) amending our restated certificate of incorporation in any way that adversely affects the rights, preferences or privileges of the Series A Preferred Stock; (d) conducting certain liquidation events in which the holders of Series A Preferred Stock would receive less than $600.0 million in cash or liquid assets; (e) effecting or allowing the registration or listing on a securities exchange of any securities of the Company other than in accordance with post-registration or post-listing restrictions on transfer of our common stock as further described in the certificate of designation; (f) entering into agreements for certain acquisitions, joint ventures or investments, except, in certain circumstances, those involving amounts of $100.0 million or less; (g) entering into agreements for certain firm, fixed-price or lump-sum design-build or EPC contracts outside of our water business group involving certain negotiated amounts; (h) entering into certain related-party transactions; (i) entering into any new line of business; (j) conducting certain repurchases of shares of capital stock in excess of negotiated pre-approved amounts set forth in the certificate of designation; (k) incurring certain debt for borrowed money in amounts that would cause our debt to EBITDA ratio to exceed 3.00:1.00 (or 3.25:1.00 for the remainder of 2015); (l) increasing the number of directors of our Board of Directors to more than 13; and (m) under certain circumstances set forth in our Investor Rights Agreement with Apollo, after June 24, 2020, issuing equity securities other than certain pre-approved issuances pursuant to existing plans and agreements. Apollo and any other future holders of Series A Preferred Stock may have interests that diverge from, or even conflict with, those of our other stockholders. For example, the holders of Series A Preferred Stock may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us.

In addition, for so long as Apollo continues to hold a minimum required number of the shares of Series A Preferred Stock set forth in the Investor Rights Agreement, Apollo will have the right to designate two directors to our Board of Directors. Notwithstanding the fact that all directors will be subject to fiduciary duties and applicable law, the interests of the directors appointed by Apollo may differ from the interests of our security holders as a whole or of our other directors.

The Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders. Such preferential rights could adversely affect our liquidity and financial condition and may result in the interests of the holders of the Series A Preferred Stock differing from those of our common stockholders.

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or any other transaction deemed a liquidation event pursuant to the certificate of designation, including a sale of the Company (a “Liquidation”), each holder of outstanding shares of our Series A Preferred Stock will be entitled to be paid out of our assets available for distribution to stockholders, before any payment may be made to the holders of our common stock, an amount per share equal to the Original Issue Price, plus accrued and unpaid dividends thereon or, in the event that such Liquidation occurs before the June 24, 2020, such dividends as would have accrued on such shares through such date and are unpaid, and in each case, together with any other dividends declared and unpaid on such shares of Series A Preferred Stock. If, upon such Liquidation, the amount that the holders of Series A Preferred Stock would have received if all outstanding shares of Series A Preferred Stock had been converted into shares of our common stock immediately prior to such Liquidation would exceed than the amount they would receive pursuant to the preceding sentence, the holders of Series A Preferred Stock will receive such greater amount.

Dividends on the Series A Preferred Stock are cumulative and accrue quarterly, whether or not declared by our Board of Directors, at the rate of 5.0% per annum on the sum of the Original Issue Price plus all unpaid accrued and unpaid dividends thereon. After June 24, 2020, the rate at which dividends accrue may increase from 5.0% to 10.0% or 15.0% if our stockholders do not approve a sale of the Company which has been recommended by our Board of Directors or subsequently do not approve certain other actions to facilitate an initial public offering.  Dividends accruing on shares of Series A Preferred Stock prior to June 24, 2020 are not paid in cash or in kind but are added to the liquidation preference of the Series A Preferred Stock pursuant to the certificate of designation. After June 24, 2020, dividends accruing on shares of Series A Preferred Stock will be payable in cash at the election of our Board of Directors. In addition, under certain circumstances set forth in the certificate of designation, after June 24, 2020, dividends accrued on shares of Series A Preferred Stock will be payable in cash or in kind at the election of the holders of a majority of the outstanding shares of Series A Preferred Stock. In addition to the dividends accruing on shares of Series A Preferred Stock described above, if we declare certain dividends on our common stock, we will be required to declare and pay a dividend on the outstanding shares of our Series A Preferred Stock on a pro rata basis with the common stock, determined on an as-converted basis.

Pursuant to the certificate of designation, we may redeem all shares of Series A Preferred Stock (and not fewer than all shares of Series A Preferred Stock) out of funds lawfully available therefor in one installment commencing at any time on or after June 24, 2018. The aggregate redemption price for the shares of Series A Preferred Stock will be equal to the greater of the fair value of such shares, as determined by appraisal provided for in the certificate of designation, plus accrued and unpaid dividends on such shares, together with any other dividends declared and unpaid thereon, and certain guaranteed minimum prices of up to an aggregate of $600.0 million. The Series A Preferred Stock is not redeemable upon the election of the holders of Series A Preferred Stock.

Our obligation to pay dividends to the holders of our Series A Preferred Stock in certain circumstances and our potential decision to redeem the outstanding shares of Series A Preferred Stock could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions and other general corporate purposes. Our obligations to the holders of Series A Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by our company not previously reported during the six months ended June 26, 2015.

\
			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
April	—	$—	—	—
May	—	—	—	—
June (a)	197,935	51.14	—	—
Total	197,935	$51.14	—	—

(a)	Shares purchased by CH2M in the Internal Market.

Item 6.  Exhibits

Exhibit Index

3.1

Certificate of Designation of Series A Preferred Stock of CH2M Hill Companies, Ltd., as filed with the Secretary of State of the State of Delaware on June 22, 2015 (filed as Exhibit 3.1 to CH2M’s Form 8 K on June 24, 2015 (Commission File No. 000 27261), and incorporated herein by reference)

3.2

Amended and Restated Bylaws of CH2M HILL Companies, Ltd., as amended through and including June 24, 2015 (filed as Exhibit 3.2 to CH2M’s Form 8 K on June 24, 2015 (Commission File No. 000 27261), and incorporated herein by reference)

*10.1	Separation, Waiver and General Release Agreement dated May 29, 2015 between CH2M HILL Companies, Ltd. and J. Robert Berra
*10.2	Addendum to Contract with Neidiger, Tucker, Bruner, Inc. dated as of May 28, 2015
*10.3	Letter Agreement dated June 24, 2015 between CH2M HILL Companies, Ltd. and Jerry D. Geist
10.4

Retirement Transition Agreement dated July 1, 2015 between CH2M HILL Companies, Ltd. and Michael A. Szomjassy (filed as Exhibit 10.1 to CH2M’s Form 8-K on July 2, 2015 (Commission File No. 000-27261), and incorporated by reference)

99.1

Subscription Agreement dated May 27, 2015 between CH2M HILL Companies, Ltd. and AP VIII CH2 Holdings, L.P.  (filed as Exhibit 99.1 to CH2M’s Form 8 K on May 28, 2015 (Commission File No. 000 27261), and incorporated herein by reference)

99.2

Investor Rights Agreement, dated June 24, 2015, among CH2M HILL Companies, Ltd. and AP VIII CH2 Holdings, L.P. (filed as Exhibit 99.1 to CH2M’s Form 8 K on June 24, 2015 (Commission File No. 000 27261), and incorporated herein by reference)

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

CH2M HILL Companies, Ltd.

Date: August 3, 2015	/s/ GARY L. MCARTHUR
Gary L. McArthur
Chief Financial Officer