Form 10-Q
period 2015-09-25
CH2M HILL COMPANIES LTD
filed 2015-11-03
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2015

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

The number of shares outstanding of the registrant’s common stock as of October 29, 2015 was 26,702,376.

.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	September 25,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$154,938	$131,477
Receivables, net—
Client accounts	673,799	697,168
Unbilled revenue	618,874	660,227
Other	16,512	22,447
Income tax receivable	—	31,369
Deferred income taxes	17,583	5,968
Prepaid expenses and other current assets	78,182	74,413
Total current assets	1,559,888	1,623,069
Investments in unconsolidated affiliates	89,430	94,340
Property, plant and equipment, net	204,275	258,160
Goodwill	520,851	533,975
Intangible assets, net	66,126	91,379
Deferred income taxes	268,483	250,055
Employee benefit plan assets and other	73,054	90,324
Total assets	$2,782,107	$2,941,302
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,653	$5,028
Accounts payable and accrued subcontractor costs	476,342	530,822
Billings in excess of revenue	269,404	336,063
Accrued payroll and employee related liabilities	351,478	289,330
Income tax payable	28,867	—
Other accrued liabilities	304,487	406,991
Total current liabilities	1,433,231	1,568,234
Long-term employee related liabilities	628,874	671,581
Long-term debt	266,865	508,021
Other long-term liabilities	76,212	105,898
Total liabilities	2,405,182	2,853,734
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized of which 10,000,000 are designated as Series A; 3,214,400 issued and outstanding at September 25, 2015 and none issued or outstanding as of December 31, 2014	32	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 26,720,340 and 27,323,570 issued and outstanding at September 25, 2015 and December 31, 2014, respectively	267	273
Additional paid-in capital	166,135	—
Retained earnings	561,798	484,842
Accumulated other comprehensive loss	(294,676)	(272,357)
Total CH2M common stockholders’ equity	433,556	212,758
Noncontrolling interests	(56,631)	(125,190)
Total stockholders' equity	376,925	87,568
Total liabilities and stockholders’ equity	$2,782,107	$2,941,302

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 25,	September 30,	September 25,	September 30,
	2015	2014	2015	2014
Gross revenue	$1,365,877	$1,422,537	$3,953,911	$4,104,434
Equity in earnings of joint ventures and affiliated companies	14,890	11,909	36,908	47,086
Operating expenses:
Direct cost of services	(1,094,161)	(1,336,770)	(3,174,592)	(3,506,969)
Selling, general and administrative	(220,246)	(259,267)	(679,619)	(796,113)
Impairment losses on goodwill and intangibles	—	(73,312)	—	(73,312)
Operating income (loss)	66,360	(234,903)	136,608	(224,874)
Other income (expense):
Interest income	56	131	158	626
Interest expense	(3,041)	(4,792)	(11,421)	(11,547)
Income before provision for income taxes	63,375	(239,564)	125,345	(235,795)
(Provision) benefit for income taxes	(13,104)	25,827	(31,935)	25,339
Net income (loss)	50,271	(213,737)	93,410	(210,456)
Less: (income) loss attributable to noncontrolling interests	(9,060)	82,495	(12,423)	84,572
Net income (loss) attributable to CH2M	$41,211	$(131,242)	$80,987	$(125,884)
Net income (loss) attributable to CH2M per common share:
Basic	$1.42	$(4.69)	$2.87	$(4.43)
Diluted	$1.16	$(4.69)	$2.69	$(4.43)
Weighted-average number of common shares:
Basic	27,139,832	27,973,502	27,281,219	28,429,394
Diluted	31,321,113	27,973,502	28,716,940	28,429,394

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 25,	September 30,	September 25,	September 30,
	2015	2014	2015	2014
Net income (loss)	$50,271	(213,737)	$93,410	(210,456)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(17,365)	(12,070)	(30,253)	(7,023)
Benefit plan adjustments, net of tax	2,657	1,005	7,935	2,844
Unrealized gain on available-for-sale securities and other, net of tax	—	(89)	—	(27)
Less: reclassification adjustment for gains included in net income, net of tax	—	(185)	—	(185)
Other comprehensive loss:	(14,708)	(11,339)	(22,318)	(4,391)
Comprehensive income (loss)	35,563	(225,076)	71,092	(214,847)
Less: comprehensive income (loss) attributable to noncontrolling interests	9,060	(82,495)	12,423	(84,572)
Comprehensive income (loss) attributable to CH2M	$26,503	$(142,581)	$58,669	$(130,275)

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 25,	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$93,410	$(210,456)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,580	67,278
Stock-based employee compensation	25,005	44,492
Gain on disposal of property, plant and equipment	(3,647)	(143)
Loss on goodwill and intangible impairment	—	73,312
Allowance for uncollectible accounts	1,646	1,337
Deferred income taxes	(31,628)	(52,781)
Undistributed earnings from unconsolidated affiliates	(36,908)	(47,086)
Distributions of income from unconsolidated affiliates	39,948	42,572
Contributions to defined benefit pension plans	(29,459)	(28,601)
Change in assets and liabilities:
Receivables and unbilled revenue	45,431	(19,270)
Prepaid expenses and other	11,469	(7,531)
Accounts payable and accrued subcontractor costs	(50,511)	55,954
Billings in excess of revenue	(61,221)	(33,876)
Accrued payroll and employee related liabilities	67,414	(12,016)
Other accrued liabilities	(91,694)	140,398
Current income taxes	58,540	(3,006)
Long-term employee related liabilities and other	(23,241)	16,580
Net cash provided by operating activities	70,134	27,157
Cash flows from investing activities:
Capital expenditures	(21,506)	(58,738)
Acquisitions, net of cash acquired	—	(87,607)
Investments in unconsolidated affiliates	(23,897)	(9,549)
Distributions of capital from unconsolidated affiliates	20,855	10,079
Gain on sales of investments	—	(261)
Proceeds from sale of operating assets	39,878	2,203
Net cash provided by (used in) investing activities	15,330	(143,873)
Cash flows from financing activities:
Borrowings on long-term debt	1,718,769	1,343,583
Payments on long-term debt	(1,962,730)	(1,215,477)
Repurchases and retirements of common stock	(58,483)	(136,014)
Proceeds from the issuance of preferred stock, net of issuance costs	191,677	—
Excess tax benefits from stock-based compensation	3,931	7,541
Net distributions from (to) noncontrolling interests	56,136	(1,469)
Net cash used in financing activities	(50,700)	(1,836)
Effect of exchange rate changes on cash	(11,303)	3,146
Increase (decrease) in cash and cash equivalents	23,461	(115,406)
Cash and cash equivalents, beginning of period	131,477	294,261
Cash and cash equivalents, end of period	$154,938	$178,855
Supplemental disclosures:
Cash paid for interest	$11,171	$11,713
Cash paid for income taxes	$16,637	$21,939

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 25, 2015

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

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based on unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based on significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. There were no significant transfers between levels during the quarters ended September 25, 2015 and September 30, 2014.

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

Derivative Instruments

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates on our earnings and cash flows. We are primarily subject to this risk on long-term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as intercompany trade balances among entities with differing currencies. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value on the consolidated balance sheets in other receivables or accounts payable and accrued subcontractor costs as applicable. The periodic change in the fair value of the derivative instruments is recognized in earnings within general and administrative expense.

Retirement and Tax-Deferred Savings Plan

The Retirement and Tax Deferred Savings Plan is a retirement plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement. In September 2012, our Board of Directors approved the CH2M Companies, Ltd. Amended and Restated 401(k) Plan which became effective January 1, 2013 (“401(k) Plan”). The 401(k) Plan allows for matching contributions up to 6% of employee’s base compensation, although specific subsidiaries may have different limits on employer matching. The matching contributions may be made in both cash and/or stock.  Expenses related to matching contributions made in common stock for the 401(k) Plan for the three and nine months ended September 25, 2015 were $3.8 million and $16.3 million, respectively, as compared to $13.3 million and $37.0 million for the three and nine months ended September 30, 2014, respectively.

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

(2) Changes in Project-Related Estimates

During 2015, we experienced additional cost growth on a Transportation fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States.  The cost growth was primarily caused by resource and work constraints reducing work productivity rates, and delayed resolution with the client on movement of traffic.  Additionally, the project experienced delays from unexpected subsurface site conditions and from late delivery of a third party contractor’s design.  As a result of these changes in estimate, a $53.6 million charge to operations was incurred during the nine months ended September 25, 2015.  There was no charge to operations for the three months ended September 25, 2015.   In the three and nine months ended September 30, 2014, a charge of $38.7 million was incurred against operating income due to changes in estimate.  As of September 25, 2015, the project is approximately 50% complete.  Management is assessing the recovery of cost overruns and the impact of schedule delays and is pursuing cost recovery and schedule relief through the contractual claims process; however, at this time it is not possible to estimate these recoveries.  We may incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss or if our plans to meet our revised schedule are not achieved resulting in liquidated damages under our contract.  These potential changes in estimates could be materially adverse to the Company’s results of operations.

Within our Power segment, we are involved in a fixed-price project in Australia through a consolidated 50/50 joint venture partnership with an Australian construction contractor to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia.  As of September 25, 2015, the total contract value of the joint venture project was approximately $425.0 million, and the project was approximately 65% complete, with engineering and procurement nearing completion and construction activities ongoing.  Due to a variety of issues related to the joint venture scope of work identified, we recognized changes in estimated contract costs that resulted in charges to operations of $280.0 million during 2014, which represents the total expected loss of the joint venture project at completion.  Our portion of the loss, which was recorded in 2014, totaled $140.0 million.  Of the total expected loss at completion, $170.0 million was recorded during the three and nine months ended September 30, 2014, and our portion of that loss totaled $85.0 million.  No further cost growth has occurred in 2015 to date.  Management believes the project has suffered from substantial client interference related to numerous design changes, delays in providing timely access to site delivery facilities and access to certain construction materials.  These items have resulted in a significant increase in the cost to complete the project as well as a delay in the start of construction activities and possibly the ultimate delivery of the power facility.  While management believes the current estimated cost to complete the project represents the best estimate at this time and management has been able to manage the project within the current estimate to complete as the work has progressed, there is a significant amount of work that still needs to be performed on the project before achieving substantial completion, and thus there can be no assurance that additional cost growth will not occur. Management is continuing to negotiate with the client to settle certain claims and to revise certain provisions of the contract.  In addition, management continues to vigorously pursue recovery of costs and schedule impacts with the assistance of external legal and commercial claims specialists.  Management believes it will gain a better understanding during the fourth quarter as to whether a settlement is possible, and, if so, how the terms of such settlement would impact the joint venture’s estimated costs at completion.  If an agreement is not reached with the client, management will continue to pursue recovery of costs through all means currently available under the existing contract and at law. In addition, if these recovery steps are not successful, we might not recover previously incurred or potential future cost overruns from the client, and the joint venture might be assessed liquidated damages in excess of amounts already included in the current estimated loss at completion, which could materially affect the company’s results of operations.

During 2014, we experienced significant cost growth on a fixed-price Power contract to design and construct a new power generation facility in the northeastern United States.  These increases in costs resulted from multiple sources including a substantial decline in union labor productivity, poor subcontractor performance and the impacts of schedule delays caused by the above items and severe weather in the northeastern United States.  The effect of these changes in estimates resulted in a charge to operations totaling $61.5 million in the nine months ended September 30, 2014.  There were no additional charges to operations in the nine months ended September 25, 2015 months as the project achieved substantial completion in 2014.  Management is seeking recovery of a portion of the total project loss from the client, including relief from a portion of the liquidated damages assessed by the client through the date of substantial completion due to client interference and other remedies under the terms of the contract.   During 2015, both CH2M and our client filed litigation against each other.   While our goal remains amicable settlement of the disputes, we intend to vigorously pursue our claim for cost recovery.  There can be no assurance we will be successful in obtaining such recoveries.

All reserves for project related losses are included in other current liabilities, which totaled $143.0 million and $222.4 million as of September 25, 2015 and December 31, 2014, respectively.  Of the amounts included in the September 25, 2015 and December 31, 2014 balances, $52.6 million and $91.8 million, respectively, relate to accrued project losses attributable to, and payable by, a noncontrolling joint venture partner.

(3) Segment Information

During 2014, we implemented certain significant organizational changes, including the manner in which our operations are managed through a matrix organization of business groups, geographic regions and service lines.  In the first quarter of 2015, we refined this matrix structure, and continued to reorganize our internal reporting structure by making changes to better facilitate our strategy for growth, client-centric service, and operational efficiency.  In connection with this refinement, we continued to reevaluate the manner in which our Chief Operating Decision Maker (“CODM”) reviews operating results and makes key business decisions.  Our CODM is our executive management committee that meets regularly to evaluate operating results and allocate our financial and operational resources.  As part of the reevaluation in 2015, we determined that our CODM primarily reviews financial operating results by business group, and as such, we have identified each of our five business groups as reportable operating segments: Environment and Nuclear; Industrial and Urban Environments (“IUE”); Oil, Gas and Chemicals; Transportation; and Water.  Additionally, although the Power group falls within the IUE business group, we have identified Power as a separate reportable operating segment as we are currently in the process of exiting the fixed-price EPC Power business and as such the results of this group are being monitored apart from the rest of the business group.

Certain financial information relating to the three and nine months ended September 25, 2015 and September 30, 2014 for each segment is provided below.  Costs for corporate general and administrative expenses, restructuring costs and amortization expense related to intangible assets have been allocated based upon the estimated allocation to each segment based on the benefits provided by corporate functions.  This allocation is primarily based upon metrics that reflect the proportionate volume of project-related activity and employee labor costs within each segment.  Prior year amounts have been revised to conform to the current year presentation.

	Three Months Ended September 25, 2015			Three Months Ended September 30, 2014
	Gross	Equity in	Operating	Gross	Equity in	Operating
($ in thousands)	Revenue	Earnings	Income (Loss)	Revenue	Earnings	Income (Loss)
Environment and Nuclear	$422,049	$9,174	$19,846	$482,369	$7,628	$29,147
Industrial and Urban Environments	108,874	783	2,362	134,658	(587)	(31,018)
Oil, Gas and Chemicals	204,757	550	12,589	229,813	1,172	2,307
Transportation	251,228	2,563	8,837	237,297	1,717	(34,064)
Water	317,765	1,820	21,836	306,027	872	25,036
Power	61,204	—	890	32,373	1,107	(226,311)
Total	$1,365,877	$14,890	$66,360	$1,422,537	$11,909	$(234,903)

	Nine Months Ended September 25, 2015			Nine Months Ended September 30, 2014
	Gross	Equity in	Operating	Gross	Equity in	Operating
($ in thousands)	Revenue	Earnings	Income (Loss)	Revenue	Earnings	Income (Loss)
Environment and Nuclear	$1,177,552	$23,850	$58,740	$1,254,177	$30,788	$52,488
Industrial and Urban Environments	353,923	2,383	9,958	369,623	738	(44,408)
Oil, Gas and Chemicals	619,837	808	27,401	644,390	1,598	4,167
Transportation	726,901	6,579	(24,812)	715,550	10,532	(20,747)
Water	943,384	3,288	68,506	926,745	2,323	69,307
Power	132,314	—	(3,186)	193,949	1,107	(285,681)
Total	$3,953,911	$36,908	$136,608	$4,104,434	$47,086	$(224,874)

(4) Stockholders’ Equity

The changes in stockholders’ equity for the nine months ended September 25, 2015 are as follows (in thousands):

	Common	Preferred
	Shares	Shares	Amount
Stockholders’ equity, December 31, 2014	27,324	—	$87,568
Shares purchased and retired	(1,113)	—	(54,553)
Shares issued in connection with stock-based compensation and employee benefit plans	509	—	25,005
Series A Preferred Stock, net of issuance costs		3,214	191,677
Net income attributable to CH2M	—	—	80,987
Other comprehensive loss, net of tax	—	—	(22,318)
Income attributable to noncontrolling interests	—	—	12,423
Net distributions from noncontrolling interests	—	—	56,136
Stockholders’ equity, September 25, 2015	26,720	3,214	$376,925

Preferred Stock

As of September 25, 2015, the Company had 50,000,000 shares of preferred stock, $0.01 par value, authorized.  On June 22, 2015, the Company designated 10,000,000 shares as Series A Preferred Stock with an original issue price of $62.22 under the Certificate of Designation.  On June 24, 2015, the Company sold and issued an aggregate of 3,214,400 shares of Series A Preferred Stock for an aggregate purchase price of $200.0 million in a private placement to a subsidiary owned by investment funds affiliated with Apollo Global Management, LLC

(together with its subsidiaries, “Apollo”). Total proceeds from the preferred stock offering were $191.7 million, net of issuance costs of $8.3 million. The sale occurred in connection with the Initial Closing (“Initial Closing”) pursuant to the Subscription Agreement entered into by the Company and Apollo on May 27, 2015 (“Subscription Agreement”).  Subject to the conditions within the Subscription Agreement, Apollo will purchase an additional 1,607,200 shares of Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million in a second closing which will occur on the one-year anniversary of the Initial Closing or upon the earlier election of the Company.

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

(5) Earnings Per Share

 Basic earnings per share (“EPS”) is calculated using the weighted-average number of common shares outstanding during the period and income available to common stockholders, which is calculated by deducting the dividends accumulated for the period on cumulative preferred stock (whether or not earned) and income allocated to preferred stockholders as calculated under the two-class method. The Company considers all series of the convertible preferred stock to be participating securities as the holders of the preferred stock are entitled contractually to receive a cumulative dividend. Diluted EPS is computed by giving effect to all potential shares of common stock including common stock issuable upon conversion of the convertible preferred stock, the related convertible dividends for the aggregate five year contractual obligation, and stock options. When calculating diluted EPS under the two-class method, the preferred stock dividends for convertible preferred stock are not deducted in the calculation for income available to common stockholders. Diluted EPS is computed by deducting income allocated to preferred stockholders based on the dilutive effect of our convertible preferred shares and weighted-average common stock and common stock equivalents outstanding. The denominator is calculated by using the weighted-average number of common shares and common stock equivalents outstanding during the period, assuming conversion at the beginning of the period or at the time of issuance if later. If outstanding preferred shares and accrued dividends were converted as of September 25, 2015, the result would be equivalent to 4,122,113 common shares. Common stock equivalents are only included in the diluted EPS calculation when their effect is dilutive.

Reconciliations of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 25,	September 30,	September 25,	September 30,
	2015	2014	2015	2014
Numerator - basic:
Net income (loss) attributable to CH2M	41,211	(131,242)	80,987	(125,884)
Less: income allocated to preferred stockholders - basic	57	—	38	—
Less: accrued dividends attributable to preferred stockholders	2,556	—	2,556	—
Income available to common stockholders - basic	$38,598	$(131,242)	$78,393	$(125,884)

Numerator - diluted:
Net income (loss) attributable to CH2M	41,211	(131,242)	80,987	(125,884)
Less: income allocated to preferred stockholders - diluted	4,793	—	3,814	—
Income available to common stockholders - diluted	$36,418	$(131,242)	$77,173	$(125,884)

Denominators:
Weighted-average common shares outstanding - basic	27,140	27,974	27,281	28,429
Dilutive effect of common stock equivalents	4,181	—	1,436	—
Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	31,321	27,974	28,717	28,429

Basic net income per common share	$1.42	$(4.69)	$2.87	$(4.43)
Diluted net income per common share	$1.16	$(4.69)	$2.69	$(4.43)

For the three and nine months ended September 25, 2015 and September 30, 2014, options to purchase 1.0 million and 0.5 million shares of common stock, respectively, were excluded from the dilutive EPS calculation as they were antidilutive.

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

Our financial statements include the accounts of our joint ventures when the joint ventures are variable interest entities (“VIE”) and we are the primary beneficiary or those joint ventures that are not VIEs yet we have a controlling interest. We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a VIE. A qualitative assessment begins with an understanding of the nature of the risks associated with the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination is made of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Most of the VIEs with which our Company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. As of September 25, 2015 and December 31, 2014, total assets of VIEs that were consolidated were $91.1 million and $99.9 million, respectively, and liabilities were $198.8 million and $344.8 million, respectively.  These assets and liabilities consist almost entirely of working capital accounts associated with the performance of single contracts.

In determining whether we have a controlling interest in a joint venture that is not a VIE and the requirement to consolidate the accounts of the entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partnership/members.

We held investments in unconsolidated joint ventures that are not VIEs of $89.4 million and $94.3 million at September 25, 2015 and December 31, 2014, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of operations. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus our portion of the entities’ undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

As of September 25, 2015 and December 31, 2014, the total assets of VIEs that were not consolidated were $382.5 million and $355.5 million, respectively, and total liabilities were $291.7 million and $282.7 million, respectively.  These assets and liabilities consist almost entirely of working capital accounts associated with the performance of single contracts. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

(7) Acquisitions

On April 4, 2014, we acquired certain agreed upon assets and liabilities of TERA Environmental Consultants (“TERA”) for consideration of $119.6 million.  TERA was an employee-owned environmental consulting firm headquartered in Canada specializing in environmental assessment, planning, siting, permitting, licensing, and related services for the pipeline, electrical transmission, and oil and gas industries. TERA’s operations are reported in the consolidated financial statements within the Environment and Nuclear business group and generated approximately $22.6 million of revenue and $4.3 million of operating income for the three month period ended September 25, 2015 and approximately $58.5 million of revenue and $8.7 million of operating income for the nine months ended September 25, 2015. TERA operations generated approximately $35.6 million of revenue and $5.8 million of operating income for the three months ended September 30, 2014 and approximately $54.4 million of revenue and $7.4 million of operating income for the nine months ended September 30, 2014.

(8) Goodwill and Intangible Assets

The following table presents the changes in goodwill:

($ in thousands)	Goodwill
Balance at December 31, 2014	$533,975
Foreign currency translation	(13,124)
Balance at September 25, 2015	$520,851

Intangible assets with finite lives consist of the following:

		Accumulated	Net finite-lived
($ in thousands)	Cost	Amortization	intangible assets
September 25, 2015
Contracted backlog	$87,574	$(87,187)	$387
Customer relationships	190,950	(125,381)	65,569
Tradename	4,615	(4,445)	170
Total finite-lived intangible assets	$283,139	$(217,013)	$66,126
December 31, 2014
Contracted backlog	$89,313	$(84,349)	$4,964
Customer relationships	197,910	(111,970)	85,940
Tradename	4,791	(4,316)	475
Total finite-lived intangible assets	$292,014	$(200,635)	$91,379

All intangible assets are being amortized over their expected lives of between two year and ten years. The amortization expense reflected in the consolidated statements of operations for the three months ended September 25, 2015 and September 30, 2014 totaled $6.2 million and $15.3 million, respectively, and $19.7 million and $36.0 million for the nine months ended September 25, 2015 and September 30, 2014, respectively.  All intangible assets are expected to be fully amortized in 2024.

For the three and nine months ended September 30, 2014, we recorded a goodwill impairment charge of $64.2 million, of which $36.4 million related to our Power business group and $27.8 million related to the industrial and advanced technology business and urban programs business within our Industrial and Urban Environments business group. Additionally, we identified an impairment in our tradename intangibles of $9.1 million related to our Power business group.

(9) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 25,	December 31,
($ in thousands)	2015	2014
Land	$5,021	$21,044
Building and land improvements	67,492	98,972
Furniture and fixtures	25,898	27,531
Computer and office equipment	153,023	158,022
Field equipment	139,815	140,542
Leasehold improvements	72,686	80,871
	463,935	526,982
Less: Accumulated depreciation	(259,660)	(268,822)
Net property, plant and equipment	$204,275	$258,160

Depreciation expense reflected in the consolidated statements of operations was $11.1 million and $11.1 million for the three months ended September 25, 2015 and September 30, 2014, respectively, and $35.9 million and $31.3 million for the nine months ended September 25, 2015 and September 30, 2014, respectively.

During the nine months ended September 25, 2015, we sold properties in the northwestern United States and in Canada, which had a combined net book value of $15.2 million at the time of disposal.  In addition, during the nine months ended September 25, 2015, we sold office buildings in our Europe region and in the northwestern United States with a combined net book value of $18.7 million at the time of disposal.  Both of these office buildings were subsequently leased back from the new owner under an operating lease arrangement.

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

	September 25, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Mortgage notes payable	$115	$115	$8,682	$7,925
Equipment financing	9,505	8,425	11,392	10,747

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third-party quotes. At September 25, 2015, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond one year. As of September 25, 2015, we had $0.2 million of derivative assets, and the changes in derivative fair values resulted in a realized and unrealized losses of $6.2 million and $10.5 million for the three and nine months ended September 25, 2015, respectively. As of December 31, 2014, derivative assets and liabilities recorded were insignificant, and the periodic changes in the fair value of derivatives recorded in earnings were insignificant for the three and nine months ended September 30, 2014.

(11) Line of Credit and Long-Term Debt

On March 30, 2015, we entered into the Second Amendment to our Amended and Restated Credit Agreement (“Credit Agreement”).  The Credit Agreement provides for an unsecured revolving Credit Facility of $1.1 billion (“Credit Facility”) which matures on March 28, 2019 and retroactively amended the maximum consolidated leverage ratio effective January 1, 2015.  Under the terms of the Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $350.0 million.  The Credit Agreement has a subfacility for the issuance of standby letters of credit in a face amount up to $750.0 million and a subfacility up to $300.0 million for multicurrency borrowings. Additionally, as discussed in Note 4, the Company sold and issued an aggregate of 3,214,400 shares of Series A Preferred Stock for an aggregate purchase price of $200.0 million in a private placement to a subsidiary owned by investment funds affiliated with Apollo on June 24, 2015.  As a result of the successful completion of our preferred stock offering, certain terms and conditions of our Credit Agreement as of September 25, 2015 are as follows:

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

The Credit Agreement contains customary representations and warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, and dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type.  As of September 25, 2015, we were in compliance with the covenants required by the Credit Agreement.

At September 25, 2015 and December 31, 2014, $259.6 million and $492.6 million in borrowings were outstanding on the Credit Facility, respectively. The average rate of interest charged on that balance was 1.73% as of September 25, 2015. At September 25, 2015 and December 31, 2014, company-wide issued and outstanding letters of credit and bank guarantee facilities were $153.8 million and $199.3 million, respectively.  The remaining unused borrowing capacity under the Credit Facility was $555.3 million as of September 25, 2015.

Our nonrecourse and other long-term debt consist of the following:

	September 25,	December 31,
($ in thousands)	2015	2014
Revolving credit facility, average rate of interest of 1.734%	$259,611	$492,551
Mortgage note payable in monthly installments due December 2015, secured by real estate. This notes bears interest at 6.59%.	115	8,682
Equipment financing, due in monthly installments to September 2021, secured by equipment. These notes bear interest ranging from 0.22% to 8.84%	9,505	11,392
Other notes payable	287	424
Total debt	$269,518	$513,049
Less: current portion of debt	2,653	5,028
Total long-term portion of debt	$266,865	$508,021

(12) Income Taxes

After adjusting for the impact of income attributable to noncontrolling interest, the effective tax rate on income attributable to CH2M for the three month period ended September 25, 2015 was 24.1% compared to 16.4% for the loss for the same period in the prior year. The effective tax rate on income attributable to CH2M for the nine months ended September 25, 2015 was 28.3% compared to 16.7% for the loss in the same period in the prior year. The 2015 effective tax rate for the three and nine month periods were higher than the effective tax rates in the same periods of 2014 primarily due to the negative impacts of certain 2014 nondeductible expenses such as goodwill impairment, the lack of a domestic production activities deduction, and other items which did not repeat in 2015. In addition, for the three months ended September 25, 2015, we recognized a positive impact on our effective tax rate from the settlement of the IRS exams for the years 2009 and 2010.  Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, and the disallowed portions of meals and entertainment expenses.

Estimated undistributed earnings of our foreign subsidiaries amounted to approximately $345.4 million and $331.2 million at September 25, 2015 and December 31, 2014, respectively. These earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Determining the tax liability that would arise if these earnings were repatriated is not practical.

As of September 25, 2015 and December 31, 2014, we had $21.9 million and $34.2 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the amounts discussed above are approximately $4.7 million and $7.0 million of accrued interest and penalties related to uncertain tax positions, as of September 25, 2015 and December 31, 2014, respectively.

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

During the three and nine months ended September 25, 2015, we incurred $8.2 million and $25.8 million of costs for these restructuring activities, respectively, which have been included in general and administration expense on the consolidated statements of operations.  During the three and nine months ended September 30, 2014, we incurred $3.1 million for restructuring activities related primarily to employee severance and termination benefits. Overall, as of September 25, 2015, we have incurred aggregated costs of $96.2 million for restructuring activities, and we expect to incur up to approximately $25.0 million in additional restructuring charges during the remainder of 2015 related to these activities.

The changes in the provision for restructuring activities for the nine months ended September 25, 2015 are as follows:

	Employee Severance
	and Termination
($ in thousands)	Benefits	Facilities Cost	Other	Total
Balance at December 31, 2014	$1,060	$15,000	$420	$16,480
Provision	12,712	3,500	9,548	25,760
Cash payments	(13,772)	(2,650)	(9,968)	(26,390)
Non-cash settlements	—	(1,623)	—	(1,623)
Balance at September 25, 2015	$—	$14,227	$—	$14,227

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

Many claims that are currently pending against us are covered by our professional liability insurance. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of September 25, 2015 and December 31, 2014, accruals for potential estimated claim liabilities were $14.2 million and $16.3 million, respectively.

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

Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: the continuance of, and funding for certain governmental regulation and enforcement programs which create demand for our services; our ability to attract and perform large, longer-term projects; our ability to insure against or otherwise cover the liability risks inherent in our business including environmental liabilities and professional engineering liabilities; our ability to manage the risks inherent in the government contracting business and the delivery of lump sum projects; our ability to manage the costs associated with our fixed-price contracts; our ability to manage the risks inherent in international operations, including operations in war and conflict zones; our ability to identify and successfully integrate acquisitions; our ability to attract and retain professional personnel; changes in global business, economic, political and social conditions; intense competition in the global engineering, procurement and construction industry; civil unrest, security issues and other unforeseeable events in countries in which we do business; our failure to receive anticipated new contract awards; the affects, if any, of U.S. government budget constraints; difficulties or delays incurred in the execution of contracts; and other risks and uncertainties set forth under Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2014, as well as those risk factors contained herein in Section 1A and other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward-looking statements should not be regarded as representation or warranties by the Company that such matters will be realized.

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

Preferred Stock Offering

On June 22, 2015, the Company designated 10,000,000 shares as Series A Preferred Stock with an original issue price of $62.22 under the Certificate of Designation.  On June 24, 2015, the Company sold and issued an aggregate of 3,214,400 shares of Series A Preferred Stock for an aggregate purchase price of  $200.0 million in a private placement to a subsidiary owned by investment funds affiliated with Apollo Global Management, LLC (together with its subsidiaries, “Apollo”). Total proceeds from the preferred stock offering were $191.7 million, net of issuance costs of $8.3 million. The sale occurred in connection with the Initial Closing (“Initial Closing”) pursuant to the Subscription Agreement entered into by the Company and Apollo on May 27, 2015 (“Subscription Agreement”).  Subject to the conditions within the Subscription Agreement, Apollo will purchase an additional 1,607,200 shares of Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million in a second closing which will occur on the one-year anniversary of the Initial Closing or upon the earlier election of the Company.  For a summary of the terms and conditions of the Series A Preferred Stock, see Note 4 of the consolidated financial statements.

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

The Company’s overall overhead cost structure has benefited from the restructuring activities as described in the Summary of Operations section below through the reduction of costs within the corporate overhead functions which are allocated to the business groups to arrive at segment operating profit as well as overhead costs within the business groups themselves.  A portion of these costs savings has been offset by the charges incurred in the three and nine months ended September 25, 2015 for restructuring efforts totaling $8.2 million and $25.8 million, respectively.  During the three and nine months ended September 30, 2014, we incurred $3.1 million for restructuring activities related primarily to employee severance and termination benefits.  We expect to incur up to approximately $25.0 million in additional restructuring charges during the remainder of 2015. Overall, as of September 25, 2015, we have incurred aggregated costs of $96.2 million for restructuring activities.  Once all restructuring activities are completed, we expect to benefit from annualized cost savings of greater than $120.0 million.

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

Summary of Operations

During 2014, we implemented certain significant organizational changes, including the manner in which our operations are managed through a matrix organization of business groups, geographic regions and service lines.  In the first quarter of 2015, we refined this matrix structure, and continued to reorganize our internal reporting structure by making changes to better facilitate our strategy for growth, client-centric service, and operational efficiency.  In connection with this refinement, we continued to reevaluate the manner in which our Chief Operating Decision Maker (“CODM”) reviews operating results and makes key business decisions.  Our CODM is our executive management committee that meets regularly to evaluate operating results and allocate our financial and operational resources.  As part of the reevaluation in 2015, we determined that our CODM primarily reviews financial operating results by business group, and as such, we have identified each of our five business groups as reportable operating segments: Environment and Nuclear; Industrial and Urban Environments (“IUE”); Oil, Gas and Chemicals; Transportation; and Water.  Additionally, although the Power group falls within the IUE business group, we have identified Power as a separate reportable operating segment as we are currently in the process of exiting the fixed-price EPC Power business and as such the results of this group are being monitored apart from the rest of the business group

Costs for corporate general and administrative expenses, restructuring costs and amortization expense related to intangible assets have been allocated based upon the estimated allocation to each segment based on the benefits provided by corporate functions.  This allocation is primarily based upon metrics that reflect the proportionate volume of project-related activity and employee labor costs within each segment. Prior year amounts have been revised to conform to the current year presentation.

Results of Operations for the three months ended September 25, 2015 and September 30, 2014

	Three Months Ended
	September 25, 2015		September 30, 2014		Change
	Gross	Operating	Gross	Operating	Gross	Operating
($ in thousands)	Revenue	Income (Loss)	Revenue	Income (Loss)	Revenue	Income (Loss)
Environment and Nuclear	$422,049	$19,846	$482,369	$29,147	$(60,320)	$(9,301)
Industrial and Urban Environments	108,874	2,362	134,658	(31,018)	(25,784)	33,380
Oil, Gas and Chemicals	204,757	12,589	229,813	2,307	(25,056)	10,282
Transportation	251,228	8,837	237,297	(34,064)	13,931	42,901
Water	317,765	21,836	306,027	25,036	11,738	(3,200)
Power	61,204	890	32,373	(226,311)	28,831	227,201
Total	$1,365,877	$66,360	$1,422,537	$(234,903)	$(56,660)	$301,263

On a consolidated basis, our gross revenue decreased by $56.7 million, or 4%, and our consolidated operating income improved $301.3 million for the quarter ended September 25, 2015 as compared to the quarter ended September 30, 2014.

Environment and Nuclear revenue declined $60.3 million, or 13%, for the three month period ended September 25, 2015 as compared to the three month period ended September 30, 2014.  Approximately $28.0 million of the decrease in revenue was attributable to decreased volumes related to a domestic design-build facility renovation project as the project approached substantial completion during 2015.  Additionally, the depressed oil and gas industry caused a $15.2 million revenue decline due to lower volumes of environmental consulting projects in Canada.  The remaining decrease in revenue was primarily related to an overall reduction in our design-build military and government facilities businesses, particularly within the federal sector.  For the three month period ended September 25, 2015 as compared to the three month period ended September 30, 2014, Environment and Nuclear experienced a net decrease in operating income of $9.3 million, which was primarily driven by the declines in revenue, as previously discussed, as well as a $5.3 million unfavorable claim settlement during the three months ended September 25, 2015.  These decreases were offset by improvements in reduced overhead costs from restructuring cost efficiencies in 2015.   TERA, which was acquired in the second quarter of 2014, contributed approximately $22.6 million of revenue and $4.3 million of operating income for the three month period ended September 25, 2015 and approximately $35.6 million of revenue and $5.8 million of operating income for the three months ended September 30, 2014.

Within Industrial and Urban Environments (“IUE”), revenue for the three months ended September 25, 2015 decreased by $25.8 million, or 19%, as compared to the three months ended September 30, 2014.  Approximately $13.8 million of the revenue decline was caused by three firm-fixed price contracts which achieved substantial completion prior to the third quarter of 2015.  Additionally, revenue from our urban environments and sports business declined by $7.4 million within the Middle East due to reduced deliverables required in 2015.  Operating income increased $33.4 million from an operating loss of $31.0 million during the three months ended September 30, 2014 to operating income of $2.4 million for the three months ended September 25, 2015.  The increase in operating income was primarily caused by a $27.8 million goodwill impairment charge recorded during the three months ended September 30, 2014 related to the industrial and advanced technology business and urban programs business within IUE.  The remaining growth in operating income was driven by a cost savings from efficiencies gained in 2015 related to the restructuring of the IUE business group.

Oil, Gas and Chemicals experienced a net decrease of $25.1 million, or 11%, in revenue for the quarter ended September 25, 2015 as compared to the quarter ended September 30, 2014.  Contributing to the decrease in revenues were client concessions and a reduction in volume on consulting contracts and operations and maintenance contracts of approximately $39.5 million primarily within the United States and the Middle East due to continued pricing pressures within the oil and gas industry. This decrease was offset by approximately $15.4 million of increased revenue related to a gas construction contract in Alaska due to a significant increase in construction activity in the current year period. Operating income within Oil, Gas and Chemicals increased $10.3 million for the quarter ended September 25, 2015 as compared to the quarter ended September 30, 2014.  The increase in operating income was primarily related to cost reductions from restructuring activities in Canada and the United States as well as reduced business development costs with the depressed oil and gas industry.

Transportation revenue increased by $13.9 million, or 6%, in the quarter ended September 25, 2015 as compared to the quarter ended September 30, 2014 primarily due to increased activities in 2015 on a fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States.  Operating income within Transportation increased by $42.9 million for the three months ended September 25, 2015 as compared to the three months ended September 30, 2014.  The increase in operating income was driven by a $38.7 million charge in the third quarter of 2014 for the fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States.   The cost growth recognized in the third quarter of 2014 was primarily caused by resource and work constraints reducing work productivity rates, and delayed resolution with the client on movement of traffic.  Additionally, the project experienced delays from unexpected subsurface site conditions and from late delivery of a third party contractor’s design.  Management is assessing the recovery of cost overruns and schedule delays and is pursuing cost recovery through the contractual claims process; however, at this time it is not possible to estimate these recoveries.  We may incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss or if our plans to meet our revised schedule are not achieved resulting in liquidated damages under our contract.  These potential changes in estimates could be materially adverse to the Company’s results of operations.  The remaining growth in Transportation earnings was caused by cost benefits from restructuring initiatives.

Water experienced a net increase in revenue for the three months ended September 25, 2015 of  $11.7 million, or 4%, as compared to three months ended September 30, 2014.  The increase in revenue was primarily driven by a ramp up of activity on a design-build-operate contract for a water treatment facility in the western United States, resulting in increased revenue of approximately $17.8 million.  This increase was offset by a revenue decline of $4.5 million related to a project delay on a federal contract in the western United States.  Water’s operating income experienced a net decrease of  $3.2 million, or 13%, in the three months ended September 25, 2015 as compared to the three months ended September 30, 2014 due to a reduction in margin on the domestic portfolio of design-build projects which was partially offset by cost reductions related to restructuring activities.

Power revenues increased  $28.8 million for the three months ended September 25, 2015 as compared to the three months ended September 30, 2014,  primarily due to an adjustment to revenue recorded in the third quarter of 2014 on an Australian fixed-price project being executed within a consolidated 50/50 joint venture. We reduced revenue by approximately $66.7 million due to a significant increase in estimated costs to complete the project resulting in a lower percent complete under cost-to-cost revenue recognition method. This adjustment was partially offset by $26.4 million of revenue recorded on the same project as significant construction progress due to major equipment construction and installation was achieved during the quarter ended September 30, 2014.  Additionally, two large scale domestic design-build power projects achieved substantial completion in 2014, causing revenue in the quarter ended September 30, 2014 to be $10.3 million greater than revenue in the quarter ended September 25, 2015.  For the three months ended September 25, 2015 as compared to the three months ended September 30, 2014, Power’s operating income increased by $227.2 million primarily as a result of recording a $170.0 million loss in the Australian joint venture for the three months ended September 30, 2014 due to the cost growth described. While management believes the current estimated cost to complete the project represents the best estimate at this time and management has been able to manage the project within the current estimate to complete as the work has progressed, the project is approximately 65% complete and there is a significant amount of work that still needs to be performed on the project before achieving substantial completion, and thus there can be no assurance that additional cost growth will not occur.  Management is continuing to negotiate with the client to settle certain claims and to revise certain provisions of the contract.  In addition, management continues to vigorously pursue recovery of costs and schedule impacts with the assistance of external legal and commercial claims specialists.  Management believes it will gain a better understanding during the fourth quarter as to whether a settlement is possible, and, if so, how the terms of such settlement would impact the joint venture’s estimated costs at completion.  If an agreement is not reached with the client, management will continue to pursue recovery of costs through all means currently available under the existing contract and at law. In addition, if these recovery steps are not successful, we might not recover previously incurred or potential future cost overruns from the client, and the joint venture might be assessed liquidated damages in excess of amounts already included in the current estimated loss at completion, which could materially affect the Company’s results of operations.

Additionally, within the Power results of operations, there was a $45.5 million goodwill and intangible asset impairment charge recorded during the three months ended September 30, 2014 related to restructuring efforts as the Company exited the fixed-price EPC Power business.

Results of Operations for the nine months ended September 25, 2015 and September 30, 2014

	Nine months ended
	September 25, 2015		September 30, 2014		Change
	Gross	Operating	Gross	Operating	Gross	Operating
($ in thousands)	Revenue	Income (Loss)	Revenue	Income (Loss)	Revenue	Income (Loss)
Environment and Nuclear	$1,177,552	$58,740	$1,254,177	$52,488	$(76,625)	$6,252
Industrial and Urban Environments	353,923	9,958	369,623	(44,408)	(15,700)	54,366
Oil, Gas and Chemicals	619,837	27,401	644,390	4,167	(24,553)	23,234
Transportation	726,901	(24,812)	715,550	(20,747)	11,351	(4,065)
Water	943,384	68,506	926,745	69,307	16,639	(801)
Power	132,314	(3,186)	193,949	(285,681)	(61,635)	282,495
Total	$3,953,911	$136,608	$4,104,434	$(224,874)	$(150,523)	$361,482

On a consolidated basis, our gross revenue decreased by $150.5 million, or 4%, and our consolidated operating income improved $361.5 million for the nine months ended September 25, 2015 as compared to the nine months ended September 30, 2014.

Environment and Nuclear revenue declined $76.6 million, or 6%, for the nine months ended September 25, 2015 as compared to the nine months ended September 30, 2014.  Approximately $37.0 million of the decrease in revenue was attributable to decreased volumes related to a domestic design-build facility renovation project as the project approached substantial completion.  Additionally, the depressed oil and gas industry caused a $22.9 million revenue decline due to lower volumes of environmental consulting projects in Canada.  The remaining decrease in revenue is related to an overall reduction in our design-build military and government facilities businesses, particularly within the federal sector. For the nine months ended September 25, 2015 as compared to the nine months ended September 30, 2014,  Environment and Nuclear experienced a net increase in operating income of $6.3 million, or 12%.  The increase in operating income was primary caused by improvements in reduced costs from restructuring cost efficiencies in 2015.  This increase was partially offset by the reductions in revenue as previously discussed as well as a $5.3 million unfavorable claim settlement during the nine months ended September 25, 2015.

TERA, which was acquired in the second quarter of 2014, contributed approximately $58.5 million of revenue and $8.7 million of operating income for the nine month period ended September 25, 2015 and approximately $54.4 million of revenue and $7.4 million of operating income for the nine months ended September 30, 2014.

IUE revenue for the nine months ended September 25, 2015 experienced a net decrease of  $15.7 million, or 4%, as compared to the nine months ended September 30, 2014.  The decline in revenue was primarily driven by the substantial completion of several domestic consulting projects within the industrial and advanced technology business which were not replaced with similar large scale projects in 2015. This decline was partially offset by an increase in revenue related to a growth in the number of program management projects as well as activity in the existing program management projects within the Middle East in 2015.  IUE experienced a $54.4 million increase in operating income for the nine months ended September 25, 2015 as compared to the nine months ended September 30, 2014 primarily caused by a $27.8 million goodwill impairment charge incurred during the nine months ended September 30, 2014 related to the industrial and advanced technology business and urban programs business within IUE.  Furthermore, there was a $17.8 million operating charge in the nine months ended September 30, 2014 related to an increase in the estimated costs to complete a communications installation project in our Europe region.  Subsequently, in the nine months ended September 25, 2015, we agreed with the customer to terminate the contract resulting in a $4.5 million gain.  The remaining growth in operating income was predominantly driven by a cost savings from efficiencies gained in 2015 related to the restructuring of the IUE business group.

Oil, Gas and Chemicals had a net decrease in revenue of  $24.6 million, or 4%, for the nine months ended September 25, 2015 as compared to the nine months ended September 30, 2014.  The business group experienced an approximate decrease in revenues of $90.0 million caused by a reduction in volume and client concessions on consulting contracts and operations and maintenance contracts primarily within the United States and the Middle East as a result of continued pricing pressures within the oil and gas industry. This decrease was offset by approximately $66.5 million of increased revenue related to a gas construction contract in Alaska due to a significant increase in construction activity in the current year period.  Operating income within Oil, Gas and Chemicals experienced a net increase of  $23.2 million for the nine months ended September 25, 2015 as compared to the nine months ended September 30, 2014.  The increase in operating income was primarily related to cost reductions from restructuring activities in Canada and the United States as well as reduced business development costs with the depressed oil and gas industry. These increases in operating income were offset by a reduction in earnings from professional services and field services projects due to lower project volume in 2015 to date in the weaker oil and gas industry.

Transportation revenue experienced a net increase of  $11.4 million, or 2%, in the nine months ended September 25, 2015 as compared to the nine months ended September 30, 2014 primarily due to the strengthening of the U.S. dollar causing foreign currency fluctuations related to our operations in Canada and Europe partially offset by revenue growth related to increased activities in 2015 on a fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States.   Transportation’s operating loss increased by a net  $4.1 million for the nine months ended September 25, 2015 as compared to the nine months ended September 30, 2014.  The decline in earnings was predominantly caused by an estimated additional cost growth of $53.6 million in the nine months ended September 25, 2015 for the fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States.  In the comparable period in 2014, we recorded a charge of $38.7 million related to the same project.  These increases in costs were primarily caused by resource and work constraints reducing work productivity rates, and delayed resolution with the client on movement of traffic.  Additionally, the project experienced delays from unexpected subsurface site conditions and from late delivery of a third party contractor’s design.  Management is assessing the recovery of cost overruns and schedule delays and is pursuing cost recovery through the contractual claims process; however, at this time it is not possible to estimate these recoveries.  We may incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss or if our plans to meet our revised schedule are not achieved resulting in liquidated damages under our contract.  These potential changes in estimates could be materially adverse to the Company’s results of operations.  Additionally, the decrease in earnings was partially offset by cost benefits from restructuring initiatives.

Water revenue for the nine months ended September 25, 2015 had a net increase of  $16.6 million, or 2%, as compared to nine months ended September 30, 2014.  The increase in revenue was primarily driven by a ramp up of activity on a design-build-operate contract for a water treatment facility in the western United States, resulting in an increase in revenue of approximately $55.9 million.  This increase was offset by a decline in revenue of $16.5 million due to completion of two large domestic Water contracts in 2015 as well as a revenue decline of $20.5 million related to a project delays on a federal contract in the western United States and the ramping down of construction work on a domestic commercial contract.  Water experienced a slight decrease in operating income of  $0.8 million, or 1%, in the nine months ended September 25, 2015 as compared to the nine months ended September 30, 2014 primarily due to a $3.4 million reserve for project claims that were settled in 2015.  This reserve was partially offset by cost savings from restructuring activities.

Power experienced a net decrease in revenue of  $61.6 million for the nine months ended September 25, 2015 as compared to the nine months ended September 30, 2014.  In 2014, we decided to exit the fixed-price EPC Power business with the exception of projects under contract.  As a result, two large scale domestic design-build power projects achieved substantial completion in 2014, causing a decrease in revenue of $95.2 million.  Additionally, we recorded an adjustment to revenue recorded in the third quarter of 2014 on an Australian fixed-price project being executed with a consolidated 50/50 joint venture. This adjustment reduced revenue by approximately $66.7 million due to a significant increase in estimated costs to complete the project resulting in a lower percent complete under cost-to-cost revenue recognition method.  This adjustment was partially offset by $26.4 million of revenue recorded on the same project as significant construction progress due to major equipment construction and installation was achieved during the nine months ended September 30, 2014.

For the nine months ended September 25, 2015 as compared to the nine months ended September 30, 2014, Power operating loss was reduced by  $282.5 million primarily as a result of recording the $170.0 million loss in our Australian joint venture during the nine months ended September 30, 2014 due to significant cost growth identified on the project. See additional discussion of this project above in the Results of Operations for the Three Months Ended September 30, 2015 and September 30, 2014. Additionally, a $52.5 million project loss was taken during the first half of 2014 related to a change in estimate for a fixed-price contract to design and construct a new power generation facility in the northeastern United States. The project experienced significant cost growth from multiple sources including a substantial decline in union labor productivity, poor subcontractor performance and the impacts of schedule delays caused by the above items and severe weather in the northeastern United States. There were no additional charges to operations in nine months ended September 25, 2015 as the project achieved substantial completion in 2014.  Management is seeking recovery of a portion of the total project loss from the client, including relief from a portion of the liquidated damages assessed by the client through the date of substantial completion due to client interference and other remedies under the terms of the contract.   During 2015, both CH2M and our client filed litigation against each other.   While our goal remains amicable settlement of the disputes, we intend to vigorously pursue our claim for cost recovery.  There can be no assurance we will be successful in obtaining such recoveries. Furthermore, there was a $45.5 million goodwill and intangible impairment charge incurred during the nine months ended September 30, 2014 related to the restructuring as the Company exited the fixed-price EPC Power business.

Income Taxes

After adjusting for the impact of income attributable to noncontrolling interest, the effective tax rate on the income for the three month period ended September 25, 2015 was 24.1% compared to 16.4% for the loss for the same period in the prior year.   The effective tax rate on income attributable to CH2M for the nine months ended September 25, 2015 was 28.3% compared to 16.7% for the loss in the same period in the prior year. The 2015 effective tax rates for the three and nine month periods were higher than the effective tax rates in the same periods of 2014 primarily due to the negative impacts of certain 2014 nondeductible expenses such as goodwill impairment, the lack of a domestic production activities deduction, and other items which did not repeat in 2015.  For the three months ended September 25, 2015, we recognized a positive impact on our effective tax rate from the settlement of the IRS exams for the years 2009 and 2010.  Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, and the disallowed portions of meals and entertainment expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are working capital, acquisitions, capital expenditures and purchases of stock in our internal market. We maintain a domestic cash management system which provides for cash sufficient to satisfy financial obligations as they are submitted for payment and any excess cash in domestic bank accounts is applied against any outstanding swingline debt held under our credit facility described below. We maintain entities to do business in countries around the world and as a result hold cash in international bank accounts to fund the working capital requirements of those operations.  At September 25, 2015 and December 31, 2014, cash totaling $118.8 million and $99.2 million, respectively, was held in foreign bank accounts.

In addition, as is common within our industry, we partner with other engineering and construction firms on specific projects to leverage the skills of the respective partners and decrease our risk of loss. Often projects of this nature require significant cash contributions and the joint ventures created may retain cash earned while the project is being completed.  Cash and cash equivalents on our consolidated balance sheets include cash held within these consolidated joint venture entities which is used for operating activities of those joint ventures. As of September 25, 2015 and December 31, 2014, cash and cash equivalents held in our consolidated joint ventures and reflected on the consolidated balance sheets totaled $44.3 million and $45.4 million, respectively.

During the nine months ended September 25, 2015, cash provided by operations was $70.1 million, which was an increase of $42.9 million as compared to cash provided by operations of $27.2 million in the same period last year. The increase in cash flows from operations primarily resulted from an increase in earnings on our operations of $303.9 million offset by a decline in cash provided by changes in working capital of $181.0 million.  The primary reasons for the increase in our earnings is discussed within our results of operations above.

Changes in our working capital requirements can vary significantly from period to period based primarily on the mix of our projects underway and the percentage of project work completed during the period.  Within working capital, we benefited primarily from an increase of $67.4 million in accrued payroll and employee related liabilities due to the timing of when the quarter ended and payroll was paid throughout the world as well as a  $45.4 million reduction in receivables and unbilled revenue in the nine months ended September 25, 2015.  This was offset by payments made of  $50.5 million on accounts payable and accrued subcontractor costs which was primarily caused by payments made for equipment on our joint venture power project in Australia, and a decline of $61.2 million in billings in excess of revenue due primarily to delayed issuance of invoices while management negotiations continue on the power project in Australia. Additionally, other accrued liabilities decreased by $91.7 million primarily due to a  $79.4 million reduction in project loss reserves from December 31, 2014 to September 25, 2015 as actual losses were realized with increased percentage of completion on loss projects. In the nine months ended September 30, 2014, cash flows from operations were most significantly affected by $137.2 million in changes in working capital, which was primarily driven by the $140.4 million increase in other accrued liabilities.  The increase in other accrued liabilities was primarily due to a $150.5 million increase in project loss reserves from December 31, 2013 to September 30, 2014.

Cash provided by investing activities was $15.3 million for the nine months ended September 25, 2015 as compared to cash used in investing activities of $143.9 million for the nine months ended September 30, 2014. A significant factor contributing to cash used in investing activities in the 2014 period was the $87.6 million cash used in acquisitions, primarily for the acquisition of TERA which occurred in the second quarter of 2014. There was no acquisition activity for the nine month period ended September 25, 2015. Additionally, due to the sale of certain previously owned land, office buildings, and operating facilities in the United Kingdom, Canada, and northwestern United States proceeds from the sale of operating assets increased by $37.7 million for the nine months ended September 25, 2015 as compared to the nine months ended September 30, 2014.  Capital expenditures also decreased $37.2 million in nine months ended September 25, 2015 as compared to the nine months ended September 30, 2014 primarily due to the 2014 completion of the implementation of our enterprise resource planning system, improvements to our office facilities, and equipment purchases to support our Oil, Gas and Chemical projects on the North Slope of Alaska.  Furthermore, we periodically make working capital advances to certain of our unconsolidated joint ventures and, such advances are repaid to us from the joint ventures in the normal course of the joint venture activities.  During the nine months ended September 25, 2015, we received working capital repayments from our unconsolidated joint ventures of $20.9 million as compared to $10.1 million for the nine months ended

September 30, 2014.  These working capital repayments are offset by additional investments made in our unconsolidated joint ventures, which were $23.9 million and $9.5 million for the nine months ended September 25, 2015 and September 30, 2014, respectively.

Cash used in financing activities of $50.7 million in the nine months ended September 25, 2015 increased by $48.9 million from $1.8 million for the nine months ended September 30, 2014.  Although the company received $191.6 million in proceeds from the preferred stock issuance in the second quarter of 2015, the cash proceeds have currently been used to pay down the unsecured revolving credit facility, resulting in a net payment on long-term debt of $244.0 million for the 2015 as compared to a net borrowing of  $128.1 million for the nine months ended September 30, 2014. Management may subsequently re-borrow the proceeds to use for purposes that could include additional repurchases of common stock in the internal market, acquisitions, capital expenditures or other working capital purposes.  Additionally, beginning with the quarterly internal market trades in the third quarter of 2014, we have limited the amount expended to repurchase shares to balance the internal market.  As a result, repurchases of common stock for the nine months ended September 25, 2015 were $58.5 million, representing a $77.5 million decrease in cash used from financing activities as compared to the $136.0 million spent in the prior year period.

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

As a result of the successful completion of our preferred stock offering, certain terms and conditions of our Credit Agreement are as follows:

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

As of September 25, 2015, we were in compliance with the covenants required by the Credit Agreement.  In the context of our current debt structure and projected cash needs, and assuming limited participation in our internal market to repurchase stock, we believe the combination of our current cash position, our credit capacity under our Credit Agreement, the cash anticipated from the second closing of the Series A Preferred Stock offering, and cash flows anticipated from operations are adequate to support our immediate business operations and plans.

At September 25, 2015,  we had $259.6 million in outstanding borrowings on the Credit Facility, compared to $492.6 million at December 31, 2014. The average rate of interest charged on that balance was 1.73% as of September 25, 2015. At September 25, 2015, company-wide issued and outstanding letters of credit, and bank guarantee facilities of $153.8 million were outstanding, compared to $199.3 million at December 31, 2014.  Our borrowing capacity under the Credit Facility is limited by a maximum consolidated leverage ratio, which is based on a multiple of an adjusted earnings before interest, taxes, depreciation and amortization calculation, and other outstanding obligations of the Company.  As of September 25, 2015, the remaining unused borrowing capacity under the Credit Facility was approximately $555.3 million.

Internal Market Trades

CH2M’s common stock trades on an internal market four times per year. The next internal market trade date is expected to be on December 3, 2015.  CH2M determines whether to participate in the internal market on a quarterly basis. Prior to each quarterly trade date, we review the outstanding orders and any resulting imbalance between sell orders and buy orders and make a determination whether or not CH2M should participate in the internal market by buying shares in order to help balance the number of sell orders and buy orders. In making that determination, CH2M’s management and Board of Directors consider prevailing circumstances, including our financial condition and results of operations, our available cash and capital resources, including the limits that CH2M may spend on share repurchases and the borrowing capacity available pursuant to the terms of our existing unsecured revolving line of credit and other sources of liquidity, expected current and future needs for cash to fund our operations, anticipated contingencies and other factors.

CH2M experienced project losses and other adverse operating results in recent periods, which has constrained our cash flow and liquidity.  In addition, CH2M’s principal revolving credit facility includes a limitation on the amount CH2M may spend to repurchase its common stock in connection with its employee stock ownership program and to make legally required repurchases of common stock held in benefit plan accounts in the third and fourth quarters of 2014 and in 2015. CH2M’s management and Board of Directors could determine to limit the amount of money expended by the company to repurchase shares to balance the internal market, or not to participate in the internal market, either of which would result in proration of sell orders that stockholders may place for trades on the next trade date. In addition, CH2M’s Board of Directors could determine to suspend trading on the internal market in order to provide time to evaluate the ability to adequately provide for proration and to conserve the company’s cash reserves and available liquidity.  For the past five trade dates, CH2M has limited the amount expended to repurchase shares to help balance the internal market.  We expect that the amounts CH2M will be able to spend to clear sell orders for the December 2015 and future trade dates will continue to be restricted. CH2M’s Board of Directors and management anticipate that the internal market will only partially clear, and some sell orders will be only partially filled, on such trade dates.

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

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the nine months ended September 25, 2015, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Foreign currency exchange rates.  We operate in many countries around the world and as a result, are exposed to foreign currency exchange rate risk on transactions in numerous countries. We are subject to this risk on long-term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs. In order to mitigate the risk that foreign currency fluctuations will adversely impact our earnings and cash flow, we enter into derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third-party quotes. As of September 25, 2015,  we had  $0.2 million of derivative assets on outstanding foreign exchange contracts outstanding.

In addition, we are also subject to the impact of foreign currency fluctuation on the translation of our foreign entity balance sheets into US dollars, including long-term intercompany trade balances among our entities with differing currencies.  Foreign currency translation adjustments included in our comprehensive income (loss) were translation losses of $17.4 million and $12.1 million for the three months ended September 25, 2015 and September 30, 2014, respectively. There were translation losses of $30.3 million and $7.0 million for the nine months ended September 25, 2015 and September 30, 2014, respectively. The $5.3 million increase over the three month periods and the $23.3 million increase over the nine month periods  were driven by the strengthening of the U.S. Dollar against the Australian dollar, the British Pound, the Canadian Dollar, and the Euro.

Interest rates.  Our interest rate exposure is generally limited to our unsecured revolving Credit Facility. As of September 25, 2015 the outstanding balance on the unsecured revolving Credit Facility was  $259.6 million. We have assessed the market risk exposure on this financial instrument and determined that any significant changes to the fair value of this instrument would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the unsecured Credit Facility, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately  $2.6 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 25, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the nine months ended September 25, 2015, there have been no material developments to other proceedings and legal actions as compared to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by our company not previously reported during the nine months ended September 25, 2015.

\
			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
July (a)	347	$53.64	—	—
August	—	—	—	—
September (b)	589,295	55.75	—	—
Total	589,642	$55.75	—	—

(a)	Shares purchased by CH2M from terminated employees.
(b)	Shares purchased by CH2M in the Internal Market.

Item 6.  Exhibits

Exhibit Index

*10.1	Retirement Transition Agreement dated October 6, 2015 between CH2M HILL Companies, Ltd. and John Madia
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

CH2M HILL Companies, Ltd.

Date: November 2, 2015	/s/ GARY L. MCARTHUR
Gary L. McArthur
Chief Financial Officer