Form 10-K
period 2015-12-25
CH2M HILL COMPANIES LTD
filed 2016-02-22
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10‑K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 25, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate value of common stock held by non‑affiliates computed by reference to the price as of June 26, 2015 was $1,393,670,361.

As of February 15, 2016, there were 26,276,529 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Form 10‑K are incorporated by reference from the CH2M definitive proxy statement for its 2016 Annual Meeting of Stockholders to be held on May 10, 2016.

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

PART I

Item 1.  Business

Description of the Business

CH2M HILL Companies, Ltd. (“We”, “Our”, “CH2M” or the “Company”) was founded in 1946 and is incorporated under the laws of the State of Delaware. We are a large employee‑controlled professional engineering services firm providing engineering, construction, consulting, design, design‑build, procurement, engineering‑procurement‑construction (“EPC”), operations and maintenance, program management and technical services to United States (“U.S.”) federal, state, municipal and local government agencies, national governments, as well as private industry and utilities, around the world. A substantial portion of our professional fees are derived from projects that are funded directly or indirectly by government entities.  We have approximately 22,000 employees worldwide inclusive of craft and hourly employees as well as employees in our consolidated joint ventures.

Our strategy is to deliver valued solutions to our chosen clients through selective choices that align to our core service capabilities.  We differentiate through client centricity, our focused approach to developing and delivering innovation solutions, and the values and culture of our firm that are embedded in how we serve our clients and communities.  Since our founding in 1946, CH2M has grown through organic growth which has been augmented with acquisitions that expand our portfolio of services and geographical reach and enhance our value proposition to our clients.    We believe this strategy results in deep long-term client relationships, rewarding growth opportunities for our employees and profitable growth for our stockholders long-term.  The following is a brief description of our key acquisitions occurring over the past five years, in chronological order:

•

On July 29, 2011, we acquired Booz Allen Hamilton’s State and Local Government Transportation and Consulting (“BAH”) business.  BAH provides management consulting, system engineering, vehicle engineering, asset management, train control and communication systems, safety management systems and revenue system consulting to transit and rail agencies throughout North America.

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

On June 24, 2015, we sold an aggregate of 3,214,400 shares of our Series A Preferred Stock to Apollo Global Management, LLC (“Apollo”) for an aggregate purchase price of approximately $200.0 million in a private placement. On June 24, 2016 or upon our earlier election, Apollo will purchase an additional 1,607,200 shares of our Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million at a second closing, subject to the satisfaction or waiver of certain conditions.

Restructuring

In September 2014, we commenced certain restructuring activities in order to achieve important business objectives, including reducing overhead costs, enhancing client service, improving efficiency, and reducing risk.  These restructuring activities, which continued through the end of December 2015, included such items as a voluntary retirement program, workforce reductions, facilities consolidations and evaluation of certain lines of business.  The following description of our business includes the results of these restructuring activities.

Our Clients, Key Segments, and Geographic Areas

In the first quarter of 2015, we refined our organizational and internal reporting structure by making changes to better facilitate our strategy for growth, client-centric service, and operational efficiency.  In connection with this refinement, we reevaluated the manner in which we internally review and monitor operating results and make key business decisions.  As a result, we have identified each of our five business groups as reportable operating segments: Environment and Nuclear; Industrial and Urban Environments (“IUE”); Oil, Gas and Chemicals; Transportation; and Water.  Although the Power business sector falls within the IUE business group, we have identified Power as a separate reportable operating segment as we are currently in the process of exiting the fixed-price EPC Power business. As such, the results of the Power business sector are being monitored apart from the rest of the IUE business group.  The following discussion describes our business in the context of our reportable segments, and any prior year amounts have been revised to conform to the current year presentation.

Clients

We provide services to a broad range of domestic and international clients, including federal governments, state, local and provincial governments, private sector businesses and utilities. We perform services as the prime contractor, a subcontractor, or through joint ventures or partnership agreements with other service providers. The demand for our services generally comes from capital spending decisions made by our clients.

The following table summarizes our primary client types served and revenue earned by each of our segments during 2015:

% of 2015
Segments	Revenue	Client Type
Environment and Nuclear	31.0%	•	U.S. federal and foreign governments
		•	Local and municipal governments and agencies
		•	Private sector industries

Industrial and Urban Environment	8.7%	•	U.S. federal and foreign governments
		•	Local and municipal governments and agencies
		•	Private sector industries
		•	Universities

Oil, Gas and Chemicals	14.9%	•	National and private sector oil and gas companies
		•	Chemical companies

Transportation	18.2%	•	U.S. federal and foreign governments
		•	State and provincial governments and agencies
		•	Local and municipal governments and \agencies
		•	Private sector industries

Water	23.2%	•	U.S. federal and foreign governments
		•	State and provincial governments and agencies
		•	Local and municipal governments and \agencies
		•	Private sector industries

Power	3.9%	•	Private sector industries
		•	Independent power producers

The following table provides a summary of representative clients:

Public Sector Clients				Private Sector Clients
•	U.S. Department of Energy	•	U.K. Environment Agency	•	Major oil and gas companies, refiners
•	U.S. Department of Defense	•	U.K. Department for Transport		and pipeline operators
•	U.S. Department of the Interior	•	U.K. Nuclear Decommissioning	•	Utilities
•	U.S. Air Force		Authority	•	Chemicals companies
•	U.S. Navy	•	Republic of Korea Ministry of Defense	•	Metals and mining companies
•	U.S. Army Corps of Engineers	•	Panama Canal Authority	•	Advanced technology manufacturers
•	U.S. Federal Emergency	•	Qatar Public Works Authority	•	Pharmaceutical and biotechnology
	Management Agency		(ASHGAL)		companies
•	U.S. Agency for International	•	Qatar 2022 Supreme Committee	•	Aerospace companies
	Development	•	Highways England	•	General manufacturing companies
•	U.S. Environmental Protection	•	Transport for London	•	Renewable energy companies
	Agency	•	Transport Scotland	•	Universities
•	U.S. Department of Transportation	•	State and provincial governments	•	Private seaports and airports
•	U.S. National Aeronautics and Space		and agencies
	Administration	•	Local and municipal governments
•	U.S. National Science Foundation		and agencies
•	Canadian Nuclear Laboratories

In 2015, we derived approximately 19% of our total revenue from contracts with the U.S. federal government and agencies regulated by the U.S. federal government.

Key Segments

The following is a description of each of our key segments, which consist of our five business groups and our Power EPC business sector, and the services we provide.

Environment and Nuclear

The Environment and Nuclear business group is comprised of three end-market businesses: environmental services, government facilities design and operations services, and nuclear engineering and consulting services. Common to all three end-market businesses are full service decontamination, remediation, waste management, design‑build delivery, operations and maintenance management, construction management and program management capabilities. Our Environment and Nuclear business group performs the majority of CH2M’s projects with the U.S. federal government and agencies regulated by the U.S. federal government.

Our environmental services business is based upon advanced technology focused on the global sustainability principles of protecting human health, preserving the environment, and restoring impacted natural resources. We achieve this mission by offering services through various global practices which include the following: site remediation and revitalization, sustainability consulting, geospatial and environmental data management, threat reduction management, munitions response, environmental health and safety compliance, planning and permitting, integrated waste solutions, and environmental engineering. Clients include a broad spectrum of U.S. and state government agencies and departments, international public and government clients, and private sector clients.  A key differentiator for our services remains our innovation and complex problem solving capacities found within and among these global practices. Additionally, a differentiator with both our government and multinational clients is local project delivery with a global footprint.   We are able to effectively and consistently deploy our systems and processes (especially safety, environmental compliance, and project management) throughout the world with minimal deviation, while addressing the unique local stakeholder and regulatory needs of each client and project.

Our government facilities design and operations services business has historically planned, designed, constructed, operated and maintained various categories of facilities, installations, and infrastructure at all types of government and military locations. We continue to offer contingency and logistics, planning and consulting, energy efficiency consulting, engineering and design, design‑build, operations and maintenance, and program management services to U.S. Department of Defense and other U.S. government agencies.

Our nuclear engineering and consulting services business is comprised of three secondary markets: nuclear remediation and decommissioning (liabilities management), nuclear power, and national defense. We specialize in the management of complex nuclear programs and projects around the world. Our experience includes managing and operating nuclear facilities and providing innovative and time-sensitive cleanup and environmental remediation for commercial and government facilities and sites worldwide. We provide program management and program advisory services to national defense and commercial nuclear clients, as well as planning, permitting, and licensing of new nuclear energy generating stations. The U.S. Department of Energy and the U.K. Nuclear Decommissioning Authority are our primary liabilities management clients.  However, we have also decommissioned reactors for utilities and research reactors for universities, and we have worked in the commercial nuclear power sector in countries outside the U.S., including the United Arab Emirates.

Industrial and Urban Environments

The Industrial and Urban Environments business group is comprised of the industrial and advanced technology business and the urban environments and sports business.  The portfolio of services includes consulting, planning, design, engineering, design-build, program management and operations management.  Our Industrial and Urban Environments business group performs the majority of our projects within the private sector manufacturing, technology, and sports industries as well as the U.S. federal government and agencies regulated by the U.S. federal government.

In our industrial and advanced technology business, we provide program management, consulting, planning, design, and construction management services to clients in the following manufacturing industries: semiconductor, wafers, nanotechnology, photo voltaic, data centers, flat panel displays, automotive, aerospace and aviation, food and beverage, building materials, metals and consumer products. Our clients typically require integrated design and construction services for complex manufacturing systems, including clean rooms, ultrapure water and wastewater systems, chemical and gas systems and production tools.  We also provide specialized consulting services to optimize the operating efficiency and return on investment for complex manufacturing facilities. We leverage our strategic business planning capabilities to help clients structure and plan their high‑volume manufacturing projects, and to provide follow‑on design and construction services.  Our industrial and advanced technology business serves clients in the U.S.,  Asia, Mexico, South America, Europe, and the Middle East.

Our urban environments and sports business delivers large, complex urban projects and programs around the world with focus on the following services: master planning and consulting, economic development planning, project development, land development, program management and community operations.  Our urban environments and sports business serves clients in the U.S.,  South America,  Asia, the Middle East, and Europe.

Oil, Gas and Chemicals

Our Oil, Gas and Chemicals business group is comprised of the oil and gas business and our chemical business, both of which provide a portfolio of services which includes: consulting, design, engineering, design‑build, EPC, operations and maintenance, construction management, construction, and program management.  Our Oil, Gas and Chemicals business group performs the majority of its U.S. and Canadian work for major international oil, gas and chemicals companies.  The majority of our work outside of the U.S. and Canada is performed for national oil companies.

Within our oil and gas business, we serve the upstream, pipelines and terminals, and refining sectors of the oil and gas industry.  For the upstream sector, we perform engineering, modular fabrication, erection, construction, and operations and maintenance services for oil and gas fields. We deliver compression and dehydration facilities, drilling and well support services, enhanced oil recovery infrastructure, field development, fleet support, natural gas gathering and processing, conventional oil production, sulfur recovery, acid gas treating, and heavy oil and steam‑ assisted gravity drainage facilities.  In our pipelines and terminals sector, we focus on infrastructure projects that gather, store, and transport oil, natural gas, refined products, carbon dioxide, and other related hydrocarbons, liquids, and gases. These projects include pipelines, compression, pump stations, metering, tank farms, terminals, and related facilities for midstream (wellhead to central processing) and downstream (cross‑country transportation) systems.  Within our refining sector, we provide conceptual and preliminary engineering, front‑end and detail design, procurement, construction, and operations and maintenance services. Our refining experience includes technology evaluation and feasibility studies; design and construction of refinery units, terminals, pipelines, pump stations, and cogeneration facilities; design, fabrication, and installation of modules and pipe racks; turnarounds and revamps; effluent treatment; refinery conversion to heavy crude oil processing; and process safety management.  Our oil and gas business serves clients in the U.S., Canada, Mexico, South America, the Middle East, and Russia.

Within our chemicals business, we serve various sectors of the industry, including petrochemicals and derivatives, inorganics, specialties, and agricultural chemicals. We have substantial experience in polysilicon, chemicals from alternative feedstock, bioprocess, alkalis and chlorine, pigments and coating, monomers and polymers, resins and plastics, and synthetic performance fibers. This group also serves the biofuels market where we specialize in advanced fuel sources for biofuels development in the United States, Canada, and Latin America. Our chemicals business serves clients in North and South America, and the Middle East.

Transportation

Our Transportation business group provides horizontal and vertical infrastructure development services for the aviation, highway and bridge, ports and maritime, and transit and rail market sectors. Working with public and private clients around the world, our services support urbanization and population growth; the safe and efficient movement of people and goods; serviceability of aging infrastructure; resource extraction; infrastructure resilience to climatic change/dramatic weather events; and signature infrastructure to stimulate regional economic growth. We offer a broad portfolio of services, including procurement and technical advisory, transportation planning, environmental studies and documentation, design engineering, design for design-build, project/program management, construction management, and operations and asset management services.  Our Transportation business group performs the majority of our projects for the U.S. federal and foreign governments as well as local and municipal transport agencies.

In the aviation sector, we deliver airside and landside services to commercial, general aviation and military airports.  For our municipal, state and national government highway and bridge sector clients, we specialize in motorways, freeways and complex interchanges; toll roads/HOT/HOV lanes; highway structures and footbridges; signature bridges and major crossings; highway tunnels; and bike and pedestrian facilities. In the ports and maritime sector, we serve port operators, port authorities, government and private sector clients developing containerized and cargo terminals; general cargo and break-bulk terminals; petrochemical, energy and mining marine facilities; government and military facilities; intermodal facilities; ferry terminals; urban waterfronts; and cruise line terminals. Our transit and rail services for municipal agencies, national governments and freight operators encompasses high-speed rail; metros and urban transit; commuter rail; light rail, trolleys and streetcars; bus rapid transit; freight rail; and intermodal facilities.  Our Transportation business group delivers projects throughout Asia, Australia, Europe, India, Latin America, South America, the Middle East, and North America.

Water

Our Water business group provides integrated, sustainable solutions serving the wastewater, drinking water, industrial water, conveyance and storage, water resources and ecosystem management, and intelligent water solutions industries. Our Water business group performs the majority of our projects with U.S. state and local and international public and government clients.  We support the water-related needs of clients in the utility, industrial, government, energy, and agricultural sectors. Our broad portfolio of water solutions help clients address the complex challenges created by extreme climate events, population growth, aging infrastructure, water supply uncertainty, regulatory changes, and increasing demand.  The integration of our industrial water and operations and management capabilities positions us to serve our clients across all markets and delivery platforms in the geographies in which we focus. Our full-service offerings (consulting, program management, design-build, operations) allow us to work with clients to identify solutions for water and energy conservation, and to reevaluate processes to achieve cost savings and reduce environmental impacts. We also focus our capabilities on market drivers such as drought and water scarcity, aging and decaying infrastructure, global climate resiliency, energy water needs and regulatory requirements.  Our Water business group delivers projects throughout Asia, Australia, Europe, India, Latin America, South America, the Middle East, and North America.

Power

In our Power segment, we historically designed and built power generation facilities that produced energy from natural gas, coal, solar, wind, biomass, and geothermal sources. Our portfolio previously included combined‑cycle, simple‑cycle, coal/integrated gasification, clean air, alternative/waste fuels, transmission and cogeneration projects. We also provided services to repower, upgrade, and modify existing plants to improve performance, reliability and achieve clean air standards. Our delivery of full‑service EPC services helped clients craft long‑term strategies while addressing the ongoing market challenges around unpredictable and changing electricity demand, transmission capacity constraints, changing environmental regulations and policies, aging infrastructure, outdated technologies, water constraints, and fuel diversification.

During the first quarter of 2014, we shifted our focus away from pursuing and contracting fixed price EPC power projects, and later in 2014, in connection with our restructuring activities, we elected to exit the fixed –price power EPC business.  However, we intend to complete our remaining few contracted fixed-price power EPC projects which we expect will continue into 2017.  The Company continues to pursue power-related services consulting projects under our Oil, Gas and Chemicals business group umbrella and in conjunction with our other business groups.

Geographic Areas

We provide services to clients located in numerous countries across the globe.  Internally, we divide our operations into six geographic regions: Asia Pacific; Canada; Europe; Latin and South America; Middle East, North Africa, India; and the United States.  Although the majority of our consolidated revenue is generated from our domestic operations, we provide services in numerous countries, including the United Kingdom which accounted for 11% and 10% of the total consolidated revenue in 2015 and 2014, respectively. Total U.S. and international revenue for the years ended December 25, 2015, December 31, 2014, and December 31, 2013 were as follows:

($ in thousands)	2015	2014	2013
U.S.	$3,589,928	$3,806,935	$3,915,091
International	1,771,577	1,606,534	1,962,728
Total	$5,361,505	$5,413,469	$5,877,819

The fixed assets to support our business operations and our clients are located both domestically and internationally.  Total U.S. and international net property, plant and equipment for the years ended December 25, 2015, December 31, 2014, and December 31, 2013 were as follows:

($ in thousands)	2015	2014	2013
U.S.	$179,436	$215,689	$183,884
International	24,230	42,471	42,541
Total	$203,666	$258,160	$226,425

Competition

The market for design, consulting, engineering, construction, design‑build, EPC, operations and maintenance, and program management services is highly competitive, consolidating and to some extent becoming commoditized. We compete primarily with large multinational firms but also compete with smaller firms on contracts within the private industry, national, and state and local government sectors. In addition, some of our clients, including government agencies, occasionally utilize their own internal resources to perform design, engineering and construction services where we might have been the service provider.

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

The following table provides backlog revenue by segment for the years ended December 25, 2015 and December 31, 2014:

($ in millions)	2015	2014
Environment and Nuclear	$5,844	$3,138
Industrial and Urban Environment	467	732
Oil, Gas and Chemicals	497	989
Transportation	913	977
Water	2,417	2,064
Power	181	302
	$10,319	$8,202

The majority of our backlog will be performed in 2016 and 2017.

Available Information

For information regarding our company, including free copies of filings with the Securities and Exchange Commission (“SEC”), please visit our web site at ir.ch2m.com. The SEC filings, which include our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, and Current Reports on Form 8‑K are made available as soon as practicable after they are filed with the SEC.

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

We have experienced project losses and other adverse operating results in recent periods - such as a charge to operations of $93.6 million and $38.7 million for the years ended December 25, 2015 and December 31, 2014, respectively, for estimated cost growth on a fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States and the recording of the $280.0 million loss in our Australian joint venture during 2014 due to significant cost growth identified on the project - which have constrained our cash flow and liquidity.  If we sustain additional project losses or other adverse operating results in the future, or if cash flow and liquidity continue to be constrained, we may have a reduced ability to win new business, which could materially and adversely affect our business, results of operations, cash flows and financial position.

If we are unable to continue to access credit or raise capital on acceptable terms, our business may be adversely affected.

Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are working capital, stock repurchases primarily in our internal market, capital expenditures, and acquisitions. Cash flows from operations primarily result from earnings on our operations and changes in our working capital. Earnings from our operations and our working capital requirements can vary significantly from period to period based primarily on the mix of our projects underway and the percentage of project work completed during the period. For example, our operating cash flow for the year ended December 25, 2015 was $105.3 million. While we manage cash requirements for working capital needs, unpredictability in cash collections and payments has required us in the past and may require us in the future to borrow on our line of credit from time to time to meet the needs of our operations.

Our borrowing capacity under the Second Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”) is limited by a maximum consolidated leverage ratio, which is based on a multiple of our adjusted earnings before interest, taxes, depreciation and amortization, and other outstanding obligations of the Company. As of December 25, 2015, the remaining unused borrowing capacity under the Amended Credit Agreement was approximately $530.0 million.  While we believe our borrowing capacity is sufficient to fund our near-term operations and capital requirements, due to liquidity constraints we expect to continue to limit our discretionary cash outlays to repurchase stock offered for sale on our internal market.  See Item 1A. Risk Factors – Risks Related to Our Internal Market.

On June 24, 2015, we sold and issued an aggregate of 3,214,400 shares of our Series A Preferred Stock to an entity owned by investment funds affiliated with Apollo Global Management, LLC (“Apollo”) for an aggregate purchase price of approximately $200.0 million in a private placement. On June 24, 2016 or upon our earlier election, Apollo will purchase an additional 1,607,200 shares of our Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million at a second closing, subject to the satisfaction or waiver of certain conditions. Despite the issuance of the Series A Preferred Stock to Apollo, there can be no assurance that we will be able to raise additional capital if and when needed.  Moreover, the Certificate of Designation for our Series A Preferred Stock (the “Certificate of Designation”) limits our ability to incur additional debt under certain circumstances without the consent of the holders of at least a majority of the then outstanding shares of our Series A Preferred Stock.

The Amended Credit Agreement and the Certificate of Designation may contain covenants that limit or restrict our operations and require that we comply with certain financial ratios.

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

In addition, our Amended Credit Agreement requires that we comply with a minimum consolidated fixed charge coverage ratio, and both our Amended Credit Agreement and the Certificate of Designation require that we comply with a maximum consolidated leverage ratio. Our ability to comply with these ratios may be affected by events beyond our control. If we fail to satisfy the requirements of or if we are in default of the Amended Credit Agreement, our indebtedness under the Amended Credit Agreement could be accelerated, and we may lose access to borrowings under the Amended Credit Agreement.  Further, if our consolidated leverage ratio exceeds certain limits specified in the Certificate of Designation, we may be unable to incur additional indebtedness.

In addition, the Certificate of Designation requires that we obtain the consent of the holders of at least a majority of the outstanding shares of our Series A Preferred Stock before taking certain actions.  See Item 1 A. Risk

Factors – Risks Related to our Series A Preferred Stock.  The holders of our Series A Preferred Stock may exercise influence over us, including through Apollo’s ability to elect up to two members of our Board of Directors.

Any of the factors could have a material impact on our business, our results of operations, cash flow and financial condition.

We may be unable to amend our Amended Credit Agreement or maintain or expand our credit capacity, each of which would adversely affect our operations and business.

We use credit facilities to support our working capital and acquisition needs. If we exhaust our borrowing capacity or if we are unable to increase the available borrowing capacity of the Amended Credit Agreement, our ability to fund the working capital and other needs of our existing operations could be constrained and our business and results of operations could be materially adversely affected.  In addition, there is no guarantee that we can continue to renew our credit facility on favorable terms, which reaches maturity in 2019, and, if we are unable to do so, our costs of borrowing and our business may be adversely affected.  There can be no assurance that we will be able to secure any additional capacity or amendment to our Amended Credit Agreement or to do so on terms that are acceptable to us, in which case, our costs of borrowing could rise and our business and results of operations could be materially adversely affected.

Our new awards and liquidity may be adversely affected by bonding and letter of credit capacity.

A portion of our new awards requires the support of bid and performance surety bonds or letters of credit, as well as advance payment and retention bonds. Our primary use of surety bonds is to support water and wastewater treatment in the U.S., while letters of credit are generally used to support other projects.  The issuance of surety bonds is at our sureties’ sole discretion and sureties rely on tangible net worth as an indication of risk when deciding whether to issue a requested surety bond.  We currently have a negative tangible net worth, which if significantly expanded could limit our bonding capacity or require us to use more of our letters of credit under our credit facility. If we are required to utilize our credit facility for letters of credit, the amount available under the credit facility for other purposes, including compensating for any swings in working capital could be adversely affected.  Further, if we are unable to procure such surety bonds or use letters of credit, our ability to win new business and achieve our business plans could be adversely impacted, which would have a material adverse effect on our growth, liquidity and financial condition.

An impairment of some or all of our goodwill and intangible assets could have a material adverse effect on our financial condition and results of operations.

As of December 25, 2015, we had $511.0 million of goodwill and $59.0 million of net intangible assets. We conduct a test for impairment of goodwill as of  the first day of the fourth quarter of each year or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the future fair value of any of our reporting units is less than their carrying value, we are required to record an impairment charge. The amount of any impairment charge could be significant and could have a material adverse effect on our financial condition and results of operations.

Unpredictable economic cycles, uncertain demand for our engineering and related services, and failure by our major customers to pay our fees, could cause our revenue to fluctuate or be uncollectible.

Demand for our engineering and other services is affected by the general level of economic activity in the markets in which we operate, both inside and outside of the U.S. Our customers and the markets in which we compete to provide services are likely to experience periods of economic decline from time‑to‑time. For example, the most recent global economic downturn and governmental tax revenue declines resulted in a slowdown in demand for our services from local government clients.  Similarly, the decline in oil, gas and other commodity prices in beginning in 2014 and continuing throughout 2015 has negatively affected demand for certain of our services and has pressured pricing.

Adverse economic conditions may decrease our customers’ willingness to make capital expenditures or otherwise reduce their spending for our services, which could result in diminished revenue and margins for our business. The demand for services depends on the demand and capital spending of our customers in their target markets, some of which are cyclical in nature. Adverse economic conditions could alter the overall mix of services that our customers seek to purchase, and increased competition during a period of economic decline could force us to accept contract terms that are less favorable to us than we might be able to negotiate under other circumstances. Changes in our mix of services or a less favorable contracting environment may cause our revenue and margins to decline. Moreover, our customers impacted by the economic downturn could delay or fail to pay our fees. If a customer failed to pay a significant outstanding fee, our financial results could be adversely affected. Adverse credit market conditions could negatively impact our customers’ ability to fund their projects and therefore utilize our services; they can also impact subcontractors’ and suppliers’ ability to deliver work. These credit disruptions could negatively impact our backlog and profits, and could increase our costs or adversely impact project schedules.

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

Because a substantial part of our overall business is generated either directly or indirectly as a result of U.S. federal, state and local government regulatory and infrastructure priorities, shifts in these priorities due to changes in policy imperatives, changes in elected officials following elections or changing economic conditions are often unpredictable and may affect our revenue.

Our contracts with the U.S. federal government are subject to the uncertainties of U.S. Congressional funding. Since government contracts represent a significant percentage of our revenue, government budget deficits or a significant reduction in government funding could lead to continued delays in contract awards and termination or suspension of our existing contracts, which could have an adverse impact on our business, financial condition and results of operations. In addition, any government shutdown or other curtailment of funding, such as the U.S. federal government shutdown in October 2013, could have an impact on our government projects including our ability to earn revenue on the projects already awarded, and could have an adverse impact on us.

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

Political instability in key regions around the world coupled with the U.S. federal government’s commitment to the war on terror put at risk U.S. federal discretionary spending, such as spending on infrastructure projects that are of particular importance to our business. At the state and local levels, the need to compensate for reductions in federal matching funds, as well as financing of federal unfunded mandates, creates pressures to cut back on infrastructure project expenditures. As a result, there can be no assurances that changing U.S. government priorities and spending would not have a material adverse impact on our business.

Government contracts present risks of termination for convenience, adjustment of payments received, restrictions on ability to compete for government work and funding constraints.

The following risks are inherent in contracts with the U.S. federal government and agencies regulated by the

U.S. federal government, which represents 19% of our total revenue:

•

Because U.S. federal laws permit government agencies to terminate a contract for convenience, our U.S. government clients may terminate or decide not to renew our contracts with little or no prior notice.

•

Due to payments we receive from our U.S. government clients, our books, records and processes are subject to audit by various U.S. governmental agencies for a number of years after these payments are made. Based on these audits, the U.S. government may adjust or demand repayment of payments we previously received, or withhold a portion of fees due to us because of unsatisfactory audit outcomes. Audits have been completed on our U.S. federal contracts through December 31, 2008, and are continuing for subsequent periods. Audits performed to date have not resulted in material adjustments to our financial statements, however, there can be no assurance that future audit findings will not result in repayments or disqualification of our processes/systems, which could impact our ability to bid or win future U.S. government contract work. In addition, as a government contractor, we are subject to increased risks of investigation, criminal prosecution and other legal actions and liabilities to which purely private sector companies are not. The results of any such actions could adversely impact our business and have an adverse effect on our consolidated financial statements.

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

If we fail to comply with the terms of one or more of our government contracts or adhere to the statutes and regulations that govern this type of work, or if we or our employees are indicted or convicted on criminal charges (including misdemeanors) relating to any of our government contracts, in addition to any civil or criminal penalties and costs we may incur, we could be suspended or debarred from government contracting activities for a period of time. Some U.S. federal and state statutes and regulations provide for automatic debarment in certain circumstances. The suspension or debarment in any particular case may be limited to the facility, contract or subsidiary involved in the violation or could be applied to our entire enterprise in certain severe circumstances. Even a narrow scope suspension or debarment could result in negative publicity that could adversely affect our ability to renew contracts and to secure new contracts, both with governments and private customers, which could materially and adversely affect our business and results of operations.

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

Our backlog represents the total dollar amount of revenue we estimate we will earn as a result of performing work under contracts that have been awarded.  We cannot assure that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over multiple periods. In addition, our ability to earn revenue from our backlog depends on the availability of funding for various government and private clients. Most of our contracts with industrial clients have termination for convenience provisions. Further, even if we provide services under the relevant contract, it is possible that the customer may default or otherwise refuse to pay amounts owed to us.  Therefore, project terminations, contract suspensions or reductions in scope, or defaults in payment may occur from time‑to‑time with respect to contracts reflected in our backlog, which in turn would adversely affect the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenue and profit that we actually earn.

Backlog is not a measure defined in U.S. generally accepted accounting principles (“U.S. GAAP”), and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog.  The amount of backlog is not necessarily indicative of our future earnings or cash flows.

Our inability to attract and retain professional personnel could adversely affect our business.

Our ability to attract, retain and expand our staff of qualified engineers and technical professionals will be an important factor in determining our future success and growth.  The market for these professionals is competitive inside and outside the U.S.  We lost veteran managers and engineers through the reduction in force and voluntary retirement programs we initiated in 2014 as part of our planned restructurings.  As some of our existing key personnel approach retirement age, we are developing and implementing proactive succession plans. If we cannot attract and retain qualified personnel, or if we cannot effectively implement our succession plans, we could have a material adverse impact on our business, financial condition, and results of operations. Since we derive a significant part of our revenue from services performed by our professional staff, our failure to retain and attract professional staff could adversely affect our business by impacting our ability to complete our projects and secure new contracts.

We face potential liability for faulty engineering services and we are subject to potential liability in other litigation, regulatory and legal proceedings.

Our engineering practice involves professional judgments regarding the planning, design, development, construction, operations and management of industrial facilities and public infrastructure projects. Because our projects are often large and can affect many people, our failure to make judgments and recommendations in accordance with applicable professional standards could result in large damages and, perhaps, punitive damages. Although we have adopted quality control, risk management and risk avoidance programs designed to reduce potential liabilities, and carry professional liability insurance to further set off this risk, there can be no assurance that such programs will protect us fully from all risks and liabilities.

We are also a party to other lawsuits and other legal and regulatory proceedings that arise in the normal course of business, including employment‑related claims and contractual disputes. While we do not currently believe that any pending lawsuits or proceedings will have a material adverse effect on our results of operations or financial condition, there can be no assurance that this will not be the case.

Fluctuations in commodity prices may affect our customers’ investment decisions and therefore subject us to risks of cancellation or delays in existing work, or changes in the timing and funding of new awards.

Commodity prices can affect our customers and may have a significant impact on the costs and profitability of our projects. For example, for projects that we perform on a guaranteed fixed price or “not to exceed” cost basis, unforeseen rising commodity prices can reduce our profit or cause us to incur a loss. Further, rising commodity prices can negatively impact the potential returns on investments for our customers and may lead to customers deferring new investments or canceling or delaying existing projects. Some of our customers are engaged in the production or processing of commodity products, particularly in the energy sector, and fluctuations in commodity prices can impact their business and their willingness to make new capital investments, which in turn may reduce demand for our services. Cancellations, delays and weakness in demand for our services in markets that are affected by commodity price fluctuations may affect our operating results in significant and unpredictable ways and could have a material adverse impact on our business, financial condition, and results of operations.

Changes in the level of activity in the hydrocarbon industry may adversely affect our financial condition and results of operations.

Demand for our oilfield services and other services we provide to the hydrocarbon industry fluctuates, and depend in part on decisions by our customers about their current and future activities and expenditures which, in turn, depend largely upon prevailing industry and market conditions that are influenced by numerous factors over which we have no control, including, but not limited to:

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

Under fixed price contracts, we agree to deliver projects for a definite, predetermined price and under guaranteed maximum price contracts, we agree to deliver projects for a price that is capped regardless of our actual costs incurred over the life of the project. Under cost reimbursable contracts with maximum pricing provisions, we are typically compensated for the labor hours expended at agreed‑upon hourly rates plus cost of materials plus any subcontractor costs used; however, there is a stated maximum compensation for the services to be provided under the contract. Many fixed price or guaranteed maximum price contracts are for large industrial facilities and public infrastructure projects and present the risk that our costs to complete a project may exceed the guaranteed maximum or fixed price agreed upon with the client. The fees negotiated for such projects may not cover our actual costs and desired profit margins. In addition, many of our customers on fixed or maximum price contracts do not accept escalation clauses regarding labor or material cost increases, including commodity price increases. If our actual costs for a maximum price project or fixed price project are higher than we expect, as has occurred in recent years, our profit margins on the project will be reduced or we could suffer a loss that could materially affect our results of operations.

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

When suitable acquisition candidates are identified, we anticipate significant competition when trying to acquire these companies, and there can be no assurance that we will be able to acquire such acquisition targets at reasonable prices or on favorable terms. The Certificate of Designation also limits our ability to conduct certain acquisitions by requiring the consent of the holders of a majority of the outstanding shares of our Series A Preferred Stock before a proposed acquisition can be approved.  If we cannot identify or successfully acquire suitable acquisition candidates, we may not be able to successfully expand our operations. Further, there can be no assurance that we will be able to generate sufficient cash flow from an acquisition to service any indebtedness incurred to finance such acquisitions or realize any other anticipated benefits. In addition, there can be no assurance that the due diligence undertaken in connection with an acquisition will uncover all liabilities relating to the acquired business. Nor can there be any assurance that our profitability will be improved as a result of these acquisitions.  Any acquisition may involve operating risks, such as:

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

Substantially all of our cash flows and liquidity necessary to meet our operating expenditures and to participate in our internal market are generated by our subsidiaries. Our ability to access these necessary cash flows may be restricted by certain rules and regulations imposed on our foreign subsidiaries that may restrict us from gaining access to the cash flows or assets of these entities.  Due to certain foreign rules and regulations, the financial condition and operational requirements of our foreign subsidiaries may limit our ability to obtain cash from these foreign subsidiaries. In addition, we conduct some operations through joint ventures. We do not manage all of these entities. Even in those joint ventures that we manage, we are often required to consider the interests of our joint venture partners in connection with decisions concerning the operations of the joint ventures. Our ability to access cash flows from our joint ventures may be restricted by certain rules and regulations imposed on our foreign joint ventures and by joint venture arrangements that may restrict us from gaining access to the cash flows or assets of these entities.  As of December 25, 2015, $95.4 million of our cash included in our consolidated balance sheet was held in bank accounts of our consolidated joint ventures.

Our dependence on subcontractors and equipment manufacturers could adversely affect us.

We rely on third party subcontractors as well as third party equipment manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed price contracts, we could experience losses in the performance of these contracts. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price or on less favorable terms. These risks are potentially more significant in an economic downturn if financial difficulties in our supply chain cause our subcontractors or equipment suppliers not to be able to support the demands and schedules of our business. This may reduce the profit we expect to realize or result in a loss on a project for which the services, equipment or materials were needed.

Our defined benefit pension plans have significant deficits that may grow in the future; we may be required to contribute additional cash to meet any underfunded benefit obligations under these plans.

As a result of our acquisition of Halcrow, the Company acquired defined benefit pension plans (also known as “defined benefit pension schemes”) that have significant deficits. The ongoing funding obligations for the defined benefit pension plans vary from time to time depending on actuarial assumptions outside of the Company’s control, such as discount rates, inflation rates, plan investment returns, and life expectancy of the plan members. In order to maintain an adequate funding position over time, the Company continuously reviews these assumptions and mitigates these risks by working with the pension plan trustees and with actuarial and investment advisors. The Company maintains an ongoing dialog with its pension plan trustees to negotiate a reasonable schedule for cash contributions as required by local regulations. If, however, we are unable to agree such schedule in the future, or if certain assumptions that are outside our control, such as discount rates, inflation rates, plan investment returns or life expectancy change over time, the Company may need to make cash payments to such plans in order to meet such funding obligations, which could have material adverse effects on our financial position and/or cash flows.

We face risks associated with our international business.

We derive a substantial portion of our revenue from operations outside of the U.S.  Conducting business abroad is subject to a variety of risks including:

•

Currency exchange rate fluctuations, restrictions on currency movement and impact of international tax laws could adversely affect our results of operations and particularly if we are forced to maintain assets in currencies other than the U.S. dollar as our financial results are reported in U.S. dollars.

•	Political and economic instability and unexpected changes in regulatory environment in countries outside the U.S. could adversely affect our projects overseas and our ability to repatriate cash.
•	Inconsistent and diverse regulations, licensing and legal requirements may increase our costs because our operations must comply with a variety of laws that differ from country-to-country.
•

Terrorist attacks and civil unrest in some of the countries where we do business may delay project schedules, threaten the health and safety of our employees, increase our cost of operations, and also result in cancellation of our contracts.

•

Challenges in managing risks inherent in international operations, such as unique labor rules and corrupt business environments may cause inadvertent violations of both foreign and U.S. laws that we may not immediately detect or correct.

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

The global nature of our business creates various domestic and local regulatory challenges. Our operations include projects in developing countries and countries torn by war and conflict. Many of these countries are rated poorly by Transparency International, the independent watchdog organization for government and institutional corruption around the world. Further, our operations outside of the U.S. are subject to the Foreign Corrupt Practices Act (“FCPA”), the United Kingdom Bribery Act 2010, and similar anti‑bribery laws in other jurisdictions which generally prohibit companies and their intermediaries from paying or offering anything of value to foreign government officials for the purpose of obtaining or retaining business, or otherwise receiving discretionary favorable treatment of any kind. In addition, we may be held liable for actions taken by our local partners, subcontractors and agents even though such parties are not always subject to our control. Any determination that we have violated the FCPA, the United Kingdom Bribery Act 2010, or any similar anti‑bribery laws in other jurisdictions (whether directly or through acts of others, intentionally or through inadvertence) could result in sanctions that could have a material adverse effect on our business and our reputation and on our ability to secure U.S. federal government and other contracts. While our staff is trained on FCPA, the United Kingdom Bribery Act 2010, and other anti‑corruption laws and we have procedures and controls in place to monitor compliance, situations outside of our control may arise that could potentially put us in violation of the these regulations and thus negatively impact our business. In addition, we are also subject to various international trade and export laws. Any misconduct, fraud, non‑compliance with applicable governmental laws and regulations, or other improper activities by our employees, agents or partners could have a significant impact on our business, financial results and reputation and could subject us to criminal and civil enforcement actions.

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

Rising inflation, increasing interest rates and construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts.

Rising inflation could result in reduced demand for our services as inflationary pressures can prompt our public, government and commercial clients to reduce or eliminate spending.  Further, increasing inflation could have an adverse impact on our costs of operations as increasing inflation could increase the cost certain services or products used in delivering our services.

This risk is further heightened because we bear some or all of the risk of rising inflation in our fixed price and guaranteed maximum price contracts which make up a significant portion of our revenue. In addition, if we expand our business into markets and geographic areas where fixed price work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates or construction costs could individually or collectively have a material adverse impact on our business and financial results.

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

Our present assessment of the insurance market is that there is adequate capacity to cover our insurance needs, but there are indications that the cost of insurance is likely to rise. Currently our insurance and bonds are purchased from several of the world’s leading and financially stable providers often in layered insurance or co‑surety arrangements. The built‑in redundancy of such arrangements usually enables us to call upon existing insurance and surety suppliers to fill gaps that may arise if other such suppliers become financially unstable, however, this may not always be the case. Our risk management personnel continuously monitor the developments in the insurance market and financial stability of the insurance providers.

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

In order to prepare financial statements in conformity with generally accepted accounting principles in the U.S., we are required to make estimates and assumptions as of the date of the financial statements which affect the reported values of our assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by us include:

•	recognition of contract revenue, costs, profit or losses in applying the percentage‑of‑completion method of accounting;
•	recognition of recoveries under contract change orders or claims;
•	collectability of billed and work‑in‑process unbilled accounts receivables and the need for and the amount of allowances for problematic accounts;
•	estimated amounts for anticipated project losses, warranty costs and contract close‑out costs;
•	determination of liabilities under pension and other postretirement benefit programs;
•	accruals for self-insurance programs for medical, workers compensation, general liability and professional liability;
•	recoverability of deferred tax assets and the related valuation allowances, and accruals for uncertain tax positions;
•	stock option valuation model assumptions;
•	accruals for other estimated liabilities;
•	employee incentive plans; and
•	asset valuations.

We rely on information systems to conduct our business, and failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.

Because of recent advancements in technology and well‑known efforts on the part of computer hackers and cyber terrorists to breach data security of companies, we face risks associated with potential failure to adequately protect critical corporate, client, and employee data which, if released, could adversely impact our client relationships, our reputation, our operational capabilities and results, and violate privacy laws and other applicable laws and regulations. As part of our business, we develop, receive and retain confidential data about our company and our clients including the U.S. federal and other governments’ classified or sensitive information.

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

We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not adequately prevent security breaches. Any significant interruption or failure of our information systems or any significant breach of security could result in the violation of privacy laws and other applicable laws and regulations, damage our reputation and adversely affect our business and results of operations.

Further, there is increasing public attention on the importance of cyber security relating to critical infrastructure. This creates the potential for future developments in the regulatory approach to this area, which may impact our clients, and how we offer our services to our clients.

Risks Related to Our Internal Market, Including Continuing Liquidity Risk in Repurchasing Stock

We are an employee-controlled professional engineering services firm. As a result, ownership of our common stock and the ability to trade shares of our common stock on our internal market has been largely limited to “eligible employee stockholders,” which includes certain active and former employees, directors, eligible consultants and benefit plans and, under limited circumstances at our discretion other third-parties. At a special meeting held on February 19, 2015, our stockholders approved certain measures, including amendments to our restated certificate of incorporation, intended to facilitate investments in our common or preferred stock, including preferred stock convertible into common stock, by third-party investors, who we refer to as “outside investors.” On June 24, 2015, we sold and issued an aggregate of 3,214,400 shares of our Series A Preferred Stock to Apollo for an aggregate purchase price of approximately $200.0 million in a private placement. On June 24, 2016 or upon our earlier company election, Apollo will purchase an additional 1,607,200 shares of our Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million at a second closing, subject to the satisfaction or waiver of certain conditions. Our outside investors, including Apollo, may transfer our stock other than through the internal market, subject to any contractual limitations that we and the outside investor agree upon. In addition, certain other rights and restrictions in our restated certificate of incorporation are applicable to eligible employee stockholders, but are not applicable to outside investors who may hold our common or preferred stock from time to time.

Unlike public companies whose stock is traded on a securities exchange, there is no public market for our common stock, which is traded exclusively on the internal market we established in 2000 to provide liquidity to eligible common stockholders.  The following are significant risks that arise from the restrictions on selling our common stock and the operation of the internal market and are not typical risks associated with publicly traded stock of other companies you may be familiar with. Accordingly, you should consider the following risks in connection with any investment in our common stock.  For a detailed discussion of the operation of our internal market and the transfer restrictions on our common stock, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K for the year ended December 25, 2015.  Members of our Board of Directors and our management have historically participated in the internal market by purchasing and selling shares of our common stock on various trade dates.  We expect that members of our Board of Directors and our management will continue to trade shares on the internal market from time to time, although such transactions are solely at the discretion of each individual.

The price of our common stock is determined by our Board of Directors’ judgment of fair value and not by market trading activity.

The price of our common stock on each trade date is established by our Board of Directors based on the factors that are described in the Annual Report on Form 10-K under the heading Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Our Board of Directors sets the common stock price in advance of each trade date, and all trades on our internal market are transacted at the price established by our Board, which is a significant difference between investing in our common stock and owning stock of a publicly traded company. The market trading activity in our common stock on any given trade date, therefore, cannot affect the price of shares of our common stock on that trade date. This is a risk to eligible employee stockholders because our common stock price will not change to reflect the supply of, or the demand for, shares on a given trade date as it would in a public market. Eligible employee stockholders may not be able to sell their shares of common stock or may have to sell their shares at a price that is lower than the price that would prevail if the internal market price could change on a given trade date to reflect supply and demand. The common stock valuation methodology that our Board of Directors uses is intended to establish a price for shares of our common stock that represents fair value as of the applicable trade date. The valuation methodology used to determine fair value is subject to change at the discretion of our Board of Directors.  However, the Certificate of Designation prevents us from, among other things, repurchasing shares of common stock from eligible employee stockholders in the internal market or otherwise at a valuation inconsistent with our normal quarterly practice without the consent of the holders of a majority of the then outstanding shares of our Series A Preferred Stock.

Transfer restrictions on our common stock could prevent eligible employee stockholders from selling their common stock and result in the loss of all or part of their investment.

Since all of the shares of our common stock held by eligible employee stockholders are subject to transfer restrictions, eligible employee stockholders will generally only be able to sell their common stock through our internal market on the scheduled trade dates each year.  In order to satisfy legal requirements for mandatory cash distributions or under other limited circumstances subject to our discretion, we may purchase shares from stockholders or permit stockholders to sell shares of common stock to third parties outside of the internal market. As a result, owning shares of our common stock is different from owning shares of stock that are publicly traded on a stock market because our eligible employee stockholders may not be able to sell their shares of our common stock on demand. Further, our common stock price could decline between the time eligible employee stockholders want to sell and the time they become able to sell, which would result in a partial or total loss of their investment.

Absence of a public market may prevent eligible employee stockholders from selling their stock at the time of their choosing and could result in the loss of all or part of their investment.

While we intend the internal market to provide some degree of liquidity to eligible employee stockholders, we are under no obligation to continue to maintain the internal market and there can be no assurance that there will be enough orders to purchase shares to permit eligible employee stockholders to sell their shares on the internal market at the time of their choosing. Our internal trading market generally experiences trade imbalances, with more sell orders than buy orders on each trade date. Under the internal market rules, we may participate in the internal market as a buyer of common stock if there are more sell orders than buy orders in the market, and we generally have elected to do so in the past to some extent, although we are under no obligation to do so and will not guarantee market liquidity.  Beginning in the second half of 2014, as result of adverse operating results, reduced liquidity and other factors, we have limited the amount of money allocated to purchasing shares in the internal market, resulting in limitations on the number of shares eligible employee stockholders could sell in the internal market.  We expect that we will continue to impose limitations on the amount of funds allocated to purchasing shares on the internal market trade dates that are currently expected to occur in 2016 and beyond.

We determine whether to participate in the internal market on a quarterly basis and do not set aside funds in advance to purchase shares of common stock in order to balance sell orders and buy orders on future trade dates. Prior to each quarterly trade date, we review the outstanding orders and any resulting imbalance between sell orders and buy orders and make a determination whether or not we should participate in the internal market by buying shares of common stock in order to help balance the number of sell orders and buy orders. In making that determination, our management and Board of Directors consider prevailing circumstances, including our financial condition and results of operations, our available cash and capital resources, including the borrowing capacity available pursuant to the terms of our existing unsecured revolving line of credit and other sources of liquidity, expected current and future needs for cash to fund our operations, anticipated contingencies and other factors. Any of those considerations, or other considerations that may arise in the future, could cause our management or Board of Directors to decide that we will participate in the internal market only on a limited basis (i.e. “partially clear” the market), in which case we would purchase some, but not all, of the shares of common stock subject to sell orders in excess of the number of buy orders on the applicable trade date, as has been the case on recent trade dates.  Furthermore, such considerations could cause our management or Board of Directors to decide not to purchase any shares of common stock in order to help balance the internal market on any trade date, either on a one-time basis, or on a going-forward basis in accordance with internal market rules. In addition, in September 2014, our principal revolving credit facility was amended to include a limitation on the amount we may spend to repurchase its common stock in connection with its employee stock ownership program and to make legally required repurchases of common stock held in benefit plan accounts in the third and fourth quarters of 2014 and in 2015.  Furthermore, the Certificate of Designation prevents us from, among other things, repurchasing shares of common stock from eligible employee stockholders in the internal market or otherwise in excess of certain pre-approved amounts without the consent of the holders of at least a majority of the then outstanding shares of our Series A Preferred Stock.  If we sell additional shares of preferred stock or common stock to other outside investors, the contractual terms governing such investments could also impose additional direct or indirect limitations on our ability to conduct repurchases.

If we do not purchase any shares of common stock or only purchase enough shares to partially clear the market on any trade date, sell orders will be subject to limitations we refer to as proration and allocation in accordance with the internal market rules in effect at the time and eligible employee stockholders may only be able to sell a portion of the shares they want to sell on that trade date.  Our Board of Directors has authority to modify the internal market rules related to allocation of limits on sell orders.

On the March 24, 2015 internal market trade date, our Board of Directors and management allocated up to $5.0 million to repurchase shares of common stock on the internal market.  As a result, each order to sell more than 273 shares placed on such date was only partially filled, with 273 shares being sold and all remaining shares returned to the accounts of the selling stockholders.  On the June 5, 2015 internal market trade date, our Board of Directors and management allocated $6.3 million to repurchase shares of common stock and sell orders were similarly limited to 275 or fewer shares.  On the September 3, 2015 internal market trade date, our Board of Directors and management allocated $30.0 million to repurchase shares of common stock and sell orders were similarly limited to 500 or fewer shares. On the December 3, 2015 internal market trade date, our Board of Directors and management allocated $20.0 million to repurchase shares of common stock and sell orders were similarly limited to 435 or fewer shares.  Together with prudent management of our resources for operating cash needs, we expect that the amounts that we will be able to spend to clear sell orders on the trade dates that are currently expected to occur in 2016 and beyond will continue to be severely restricted. Our Board of Directors and management anticipate that the internal market will only partially clear, and some sell orders will be only partially filled, on such trade dates.

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

A significant portion of our outstanding shares of common stock are owned by eligible stockholders, including former and retired employees, through the CH2M HILL Retirement and Tax-Deferred Savings Plan (the “401(k) Plan”), which is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). We are legally required to repurchase shares of our common stock held through the 401(k) Plan under certain circumstances, primarily related to separation from employment or retirement of eligible employee stockholders, and within the time periods prescribed by ERISA and the documents governing the terms of the 401(k) Plan. In some cases, our obligation to repurchase such shares of common stock arises if the former employee makes a request to liquidate their holdings of our common stock and in other cases the requirement is automatically triggered upon the former employee reaching a certain age. Accordingly, we are not able to predict the precise timing or amount of legally required repurchases we will be required to make in any future period. As of December 25, 2015, the aggregate amount of our common stock that we could be legally required to repurchase had a value of up to $170.0 million, at the then-current stock price established by our Board of Directors.  If we were to fail to make such legally required repurchases within the applicable time periods, we would be in violation of the terms of ERISA. In order to satisfy our obligation to make legally required repurchases, we could be required to expend significant funds, which could reduce our liquidity and limit the amount of funds available to purchase other shares of our common stock offered on the internal market on any trade date, or prevent such repurchases on the internal market entirely. Consequently, our obligation to make legally required repurchases could cause sell order amounts to be limited, or could prevent the internal market from opening on any particular trade date, either of which could cause delay in eligible stockholders’ ability to sell their common stock. If our stock price declines from the time eligible stockholders want to sell to the time they become able to sell, they could suffer partial or total loss of their investment. No assurance can be given that eligible stockholders desiring to sell all or a portion of their shares of common stock will be able to do so.

Changes in the operation of the internal market or a determination to stop maintaining the internal market would delay or prevent sales by eligible employee stockholders who want to sell their common stock, which could result in the loss of all or part of their investment.

Our Board of Directors could, in its discretion, determine to change the internal market rules. For example, our Board of Directors could change the method for prorating or otherwise allocating buy orders and sell orders in an under-subscribed market, prioritize certain orders to comply with applicable laws or other considerations or limit the number or percentage of a stockholder’s shares of common stock that such stockholder could sell on any given trade date. In addition, our Board of Directors, in their sole discretion, could decide to cease operating the internal market for a variety of reasons.  A determination to change the rules under which the internal market operates or a decision to stop maintaining the internal market entirely, could cause significant delays in stockholders’ ability to sell their common stock or prevent them from selling their common stock altogether.

Moreover, changes to the rules under which the internal market operates, could affect different stockholders in different ways; for example, by prioritizing certain transactions in stock held through employee benefit plans over transactions in stock held directly. The Certificate of Designation prevents us from, among other things, repurchasing shares of common stock from eligible employee stockholders in the internal market or otherwise at a valuation inconsistent with our normal quarterly practice without the consent of the holders of at least a majority of the then outstanding shares of our Series A Preferred Stock.  Similarly, if we sell additional shares of preferred stock or common stock to an outside investor, the contractual terms governing such investment could impose additional direct or indirect limitations on the Board of Directors’ ability to change the internal market rules or require any such change to affect outside investors differently than it affects stockholders. If our common stock price declines from the time stockholders want to sell to the time they become able to sell, they could suffer partial or total loss of their investment.

The Company may be unable to or may decide to not provide sufficient liquidity to enable the sale of all or a portion of shares offered for sale and may not be able to continue proration or allocation of sales at current levels.

While we believe that cash generated through operations and available borrowing capacity under our credit facility is sufficient to meet our near-term operational and capital requirements and will allow the Company to continue to participate in the internal market to a limited extent as determined by the Board of Directors, in its discretion, the ability of the Company to provide sufficient liquidity or capital to participate in the internal market at all or to participate at recent levels may be restricted by, without limitation, the number of shares offered for sale, other corporate opportunities, or the ability of the Company to generate enough liquidity.

The amount of shares offered for sale at any given time and the increasing number of shares held by employees at retirement age may cause requests for sales of shares to far exceed the amount of capital the Board of Directors allocates to the internal market.  Further, the Company, acting through the Board of Directors, may decide to allocate capital or cash to activities or opportunities outside the internal market.  Further, the Company in the future may not be able to generate the liquidity either through operations or through use of the credit facility to participate in the internal market.

The occurrence of any of these or similar events could cause sell order amounts to be limited, could prevent the internal market from operating for a certain period or periods of time, could cause delays in the opening of the internal market trade dates or could result in the cessation of the internal market altogether.  Any of these changes could cause a delay in eligible stockholders’ ability to sell their common stock.  If our stock price declines from the time eligible stockholders want to sell to the time they become able to sell, they could suffer partial or total loss of their investment.  No assurance can be given that eligible stockholders desiring to sell all or a portion of their common stock will be able to do so.

Future changes in our capital structure to provide greater liquidity or access to greater liquidity may interrupt, substantially alter, or cease the operation of our internal market.

In order to provide greater liquidity to the Company to meet future capital needs, the Company is beginning to consider transformational alternatives to our internal market and the capital structure of the Company.  These transformational alternatives may include, but are not limited, to an initial public offering, issuance of additional

Preferred Series A stock to Apollo or other investors, issuance of preferred stock or common stock to other outside, non-employee investors, or seeking partners for a merger or other business combination for the Company.

If the Company elects to pursue any one or any combination of transformational alternatives to our capital structure, obligations resulting from the laws, regulations or agreements between parties to achieve the chosen capital structure transformation alternative could cause sell order amounts to be limited, could prevent the internal market from operating for a certain period or periods of time, could cause delays in the opening of the internal market trade dates or could result in the cessation of the internal market altogether.  Any of these changes could cause a delay in eligible stockholders’ ability to sell their common stock.  If our stock price declines from the time eligible stockholders want to sell to the time they become able to sell, they could suffer partial or total loss of their investment.  No assurance can be given that eligible stockholders desiring to sell all or a portion of their common stock will be able to do so.

The limited market and common stock transfer restrictions applicable to eligible stockholders, as well as rights and restrictions in our restated certificate of incorporation and bylaws, will likely have anti‑takeover effects.

Only the Company, members of our Board of Directors, certain consultants and certain eligible employees may purchase our common stock through our internal market. We also have significant restrictions on the transfer of our common stock by stockholders outside of the internal market. These limitations make it extremely difficult for a potential acquirer who does not have the prior consent of our Board of Directors to attain control of our company, regardless of the price per share an acquirer might be willing to pay and whether or not our stockholders would be willing to sell at that price. In addition, other provisions in our restated certificate of incorporation and bylaws impose a sixty six and two thirds percent (66 2/3%) stockholder approval requirement for any amendment to our bylaws proposed by a stockholder and impose a requirement that our active employees constitute a majority of the Board of Directors at all times, which may make it more difficult for a potential acquirer to gain control of our company without the prior consent of our Board of Directors. The Certificate of Designation also prevents us from, among other things, effecting certain liquidation events (including a sale of the Company) and changes of control in which the holders of Series A Preferred Stock would receive less than $600.0 million in cash or liquid assets without the consent of the holders of at least a majority of the then outstanding shares of our Series A Preferred Stock.

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

In addition, any holder of outstanding shares of Series A Preferred Stock may elect, from time to time, to convert any or all of such holder’s shares of Series A Preferred Stock into a number of shares of our common stock as is determined by dividing the original issue price of $62.22 per share (the “Original Issue Price”) by a conversion price (the “Initial Conversion Price”), which initially is also $62.22 per share. Under certain circumstances set forth in our Investor

Rights Agreement with Apollo, after June 24, 2020, the Initial Conversion Price will be reduced to $52.65 or $47.86, depending on the aforementioned circumstances. The Initial Conversion Price is also subject to adjustments on a broad-based, weighted-average basis upon the issuance of shares of common stock or certain equivalent securities at a price per share less than the Initial Conversion Price as adjusted to date, subject to certain exclusions. Conversion of the Series A Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock.

The holders of our Series A Preferred Stock may exercise influence over us, including through Apollo’s ability to elect up to two members of our Board of Directors.

As of December 25, 2015, the shares of Series A Preferred Stock owned by Apollo represent approximately 11% of the voting rights of our common stock, on an as-converted basis. As a result, Apollo has the ability to influence the outcome of any matter submitted for the vote of our stockholders.

In addition, the Certificate of Designation grants certain consent rights to the holders of at least a majority of Series A Preferred Stock before taking certain actions, including (a) increasing the authorized number of shares of Series A Preferred Stock; (b) authorizing securities having rights, preferences or privileges that are senior to or on a parity with the Series A Preferred Stock as to dividends or upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or any other transaction deemed a liquidation event pursuant to the certificate of designation (including a sale of the Company) or increasing the authorized number of shares of any such securities; (c) amending our restated certificate of incorporation in any way that adversely affects the rights, preferences or privileges of the Series A Preferred Stock; (d) conducting certain liquidation events in which the holders of Series A Preferred Stock would receive less than $600.0 million in cash or liquid assets; (e) effecting or allowing the registration or listing on a securities exchange of any securities of the Company other than in accordance with post-registration or post-listing restrictions on transfer of our common stock as further described in the Certificate of Designation; (f) entering into agreements for certain acquisitions, joint ventures or investments, except, in certain circumstances, those involving amounts of $100.0 million or less; (g) entering into agreements for certain firm, fixed-price or lump-sum design-build or EPC contracts outside of our water business group involving certain negotiated amounts; (h) entering into certain related-party transactions; (i) entering into any new line of business; (j) conducting certain repurchases of shares of capital stock in excess of negotiated pre-approved amounts set forth in the certificate of designation; (k) incurring certain debt for borrowed money in amounts that would cause our leverage ratio to exceed 3.00:1.00 (or 3.25:1.00 for 2015); (l) increasing the number of directors on our Board of Directors to more than 13; and (m) under certain circumstances set forth in our Investor Rights Agreement with Apollo, after June 24, 2020, issuing equity securities other than certain pre-approved issuances pursuant to existing plans and agreements. Apollo and any other future holders of Series A Preferred Stock may have interests that diverge from, or even conflict with, those of our other stockholders. For example, the holders of Series A Preferred Stock may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us.

In addition, for so long as Apollo continues to hold a minimum required number of the shares of Series A Preferred Stock set forth in the Investor Rights Agreement, Apollo will have the right to designate two directors to our Board of Directors. Notwithstanding the fact that all directors will be subject to fiduciary duties and applicable law, the interests of the directors appointed by Apollo may differ from the interests of our stockholders as a whole or of our other directors.

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

Pursuant to the Certificate of Designation, we may redeem all shares of Series A Preferred Stock, but no less than all shares of Series A Preferred Stock, out of funds lawfully available for such purpose in one installment commencing at any time on or after June 24, 2018. The aggregate redemption price for the shares of Series A Preferred Stock will be equal to the greater of (a) the fair value of such shares, as determined by an appraisal provided for in the Certificate of Designation, plus accrued and unpaid dividends on such shares, together with any other dividends declared and unpaid thereon, and (b) certain guaranteed minimum prices of up to an aggregate of $600.0 million. The Series A Preferred Stock is not redeemable upon the election of the holders of Series A Preferred Stock.

Our obligation to pay dividends to the holders of our Series A Preferred Stock in certain circumstances and our potential decision to redeem the outstanding shares of Series A Preferred Stock could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions and other general corporate purposes and the repurchase of common stock on our internal market. Our obligations to the holders of Series A Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our operations are conducted primarily in leased properties in 37 countries throughout the world. Our corporate headquarters are located 9191 S. Jamaica Street, Englewood, Colorado. We believe our current facilities, which include leases for approximately 2.9 million square feet worldwide, are adequate for the operation of our business.

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

Many claims that are currently pending against us are covered by our professional liability insurance after we have exhausted our self-insurance requirement, which is currently $20.0 million per policy year. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  Subject to the foregoing, the following legal proceedings are not probable of payment at this time but are disclosed because an adverse outcome with regard to any one or a combination of these legal proceedings could have a future material adverse impact on our financial condition, cash flows or results of operations.

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington was investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M Hanford Group (“CH2M Subsidiary”) employees pleaded guilty to felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney’s Office raised the possibility of violations of the civil False Claims Act and criminal charges for possible violations of federal criminal statutes arising from CH2M’s Subsidiary overtime practices on the project. In September 2012, the government intervened in a civil False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud. In March 2013, we entered into a Non‑Prosecution Agreement (“NPA”) concluding the criminal investigation so long as we comply with the terms of the NPA. The NPA requires us to comply with ongoing requirements for three years after the effective date, and therefore is expected to expire in March 2016. By a separate agreement, we obtained dismissal of the civil False Claims Act case. We paid $18.5 million in total under both agreements. As a result, no criminal charges were brought against CH2M Subsidiary or any CH2M entities, and the civil False Claims Act case was dismissed.

In January 2011, CH2M HILL Energy Canada, LTD was awarded the mechanical installation contract for Spectra Energy Transmission’s (“Spectra”) Fort Nelson North Processing Facility located in Northern British Columbia. These services included directly performed civil, structural, mechanical equipment, and piping installation for the project. Spectra is claiming it suffered damages associated with project delay and cost overruns. To settle construction related claims, the contract terms were changed from a fixed price to a cost plus fixed fee arrangement, and the project completion date was extended, in a Settlement Agreement dated November 2011. The project was completed in February 2013.  Spectra claims the project was completed almost a year after its original scheduled completion date and at a cost significantly in excess of the budget, and that CH2M is liable for damages for breach of contract and gross negligence.  Spectra also asserts it was induced to enter into the Settlement Agreement by false or negligent representations regarding the remaining cost to complete the project. Spectra commenced arbitration proceedings in Calgary, Alberta on September 10, 2013 in UNCITRAL arbitration.  The arbitration hearing commenced on September 14, 2015, and lasted for six weeks through October 22, 2015.  Post-hearing briefs are being submitted by the parties in the first quarter of 2016.  We expect an arbitration decision in the first half of 2016.  Although the arbitration demand did not state damages with any particularity, the damages claims advocated by Spectra during the arbitration hearing totaled $167.1 million, plus interests and costs.  Based on information presently known to management, we will continue to vigorously defend the claims brought against us and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

CH2M-WG Idaho, LLC (“CWI”), owned 50.5% by CH2M, is a remediation contractor for the U.S. Department of Energy (“DOE”) at the Idaho National Laboratory site. The original remediation contract was to run from May 2005 through September 2012, and was extended through September 2015. CWI currently has a disagreement with DOE concerning what CWI’s final fee should be for the base contract period from May 2005 through September 2012. In December 2013, the DOE issued a final determination that was approximately $30.0 million less than CWI expected to receive in the fee determination.  On March 6, 2014, CWI filed a Certified Claim with the Contracting Officer for a total fee owed of $40.1 million.  The Certified Claim was rejected through a Contracting Officer’s Final Decision in May 2014, and CWI filed its appeal to the Civilian Board of Contract Appeals on May 30, 2014. Trial is scheduled for April 12, 2016.  Based on information presently known to management, we intend to pursue our claims to recover CWI’s final fee submission, and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

In 1997, Operations Management International, Inc. (“OMI”) entered into an agreement with the Greater New Haven Water Pollution Authority (“the Authority”), to maintain and operate the New Haven waste water treatment system, including treatment plants, pump stations and transmission lines.  The contract term was January 1998 to January 2014.  On October 1, 2013, the Authority issued a Notice of Events of Default to OMI requiring it to correct certain alleged maintenance and operational deficiencies in the system within the next 30 days.  The Authority is seeking repairs and replacement of equipment in all portions of the system except the transmission piping.  The Authority is also seeking damages for amounts billed by OMI for services the Authority alleges were never performed.  The initial informal demand from the Authority was $12.5 million.  On December 11, 2013, the Authority filed suit against OMI and CH2M HILL Companies, Ltd. (“CH2M”) in Connecticut Superior Court, Judicial District of New Haven, alleging breach of contract, breach of corporate parent guarantee, unjust enrichment, and violations of the Connecticut Unfair Trade Practices Act.  The complaint does not itemize or quantify the Authority’s alleged damages.  On January 8, 2014, the Authority filed suit against OMI’s co-sureties under the performance bond, Federal Deposit and Guaranty of Maryland, Federal Insurance Company and Liberty Mutual Insurance Company (the "Sureties").  This suit alleged that OMI failed to perform as required under the contract and that the sureties failed to meet the terms of their bonds.  CH2M and OMI have accepted the Sureties’ tender of defense. In July 2014, the matter was transferred to the Complex Litigation Docket of the Connecticut Superior Court in the Judicial District of Waterbury.  On July 31, 2015, the Authority’s counsel issued its damages report setting forth alleged damages of approximately $73.0 million.  Trial is scheduled for January 17, 2017.  Based on information presently known to management, we intend to vigorously defend the claims brought against us and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

In 2003, the Municipality of Anchorage, Alaska (“Municipality”) began its Port of Anchorage Intermodal Expansion Project by entering into Memoranda of Understanding with the Maritime Administration (“MarAd”).    MarAd contracted with Integrated Concepts and Research Corporation (“ICRC”) to perform certain design and construction-related work on the Project.  In 2006, ICRC subcontracted certain Project design work to PND Engineers, Inc. (“PND”). In 2006, PND subcontracted some limited portions of its work to VECO, Inc. (n/k/a CH2M HILL Alaska, Inc.).  During the design phase, PND’s proprietary design, the Open Cell Sheet Pile system (“OCSP”) was recommended as the preferred design alternative on the Project.  In March 2007, VECO issued a written report analyzing how the OCSP system would perform in three categories of seismic events.  On March 8, 2013, the Municipality filed suit against ICRC, PND, and CH2M HILL Alaska, Inc. in the Superior Court for the State of Alaska, Third Judicial District at Anchorage.  Four additional parties (GeoEngineers, Inc.; Terracon Consultants, Inc.; Colaska, Inc.; and MKB Constructors) have since been added to the litigation. The matter was later transferred to the United States District Court for the District of Alaska.  The Municipality alleges the Project suffered from design and construction deficiencies.  The Municipality’s current claims against CH2M HILL Alaska, Inc. are for professional negligence, negligence, and negligent misrepresentation.  The Municipality claims that its damages against all defendants are approximately $340.0 million.  Trial is scheduled to begin in September 2016.  The Municipality has also filed suit against MarAd in the Court of Federal Claims related to the Project.  Based on information presently known to management, we intend to vigorously defend the claims brought against us and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

In 2011, Halcrow Group Limited ("HGL") entered into a contract with Fenix Power Per, SA (“Fenix Power”) to design an intake/outfall system for a natural gas 520MW combined cycle power plant located near Chilca, Peru. On January 28, 2014, Fenix Power’s general contractor, Constructora Belfi-Montec S.A. (“Belfi-Montec”), began arbitration proceedings related to HGL’s design work on the project.  The arbitration hearing is venued at the Santiago Arbitration and Mediation Center in Santiago, Chile.  Belfi-Montec claims that HGL's marine reports contained errors relating to wave height calculations, ballast placement, reinforcement measures, sea bottom stability and shoal breaker locations. Belfi-Montec asserts it relied on the information contained in HGL’s reports to design the service pier structure, sheet piling and outfall pipelines. Belfi Montec alleges that it incurred additional cost and delays to correct HGL's errors including modifications to the outfall pipeline length, pier structure, sheet piling at the shoring wall, and dredging. In addition, Belfi-Montec claims damages related to HGL’s design of ballast support systems, intake structures, and other elements of the intake/outfall system.  The total amount claimed is approximately $16.9 million.  We expect the arbitrator will make a decision in the first half of 2016. Based on information presently known to management, we intend to vigorously defend the claims brought against us and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

CH2M HILL Companies, Ltd. (“CH2M”) has a long history as an employee-controlled professional engineering services firm.  Our common stock was, in the past, only available to be owned by certain active and former employees, directors, eligible consultants and benefit plans and their participants and, under limited circumstances at our discretion, other third-parties.  We refer to those eligible owners of our common stock as our “eligible employee stockholders.” In 2015, our stockholders approved certain measures, including amendments to CH2M’s restated certificate of incorporation, intended to facilitate investments in CH2M's common or preferred stock, including preferred stock convertible into common stock, by third-party investors, who we refer to as “outside investors,” and to permit such outside investors to transfer CH2M common stock other than through the internal market, subject to any contractual limitations CH2M and the outside investor agree upon. In addition, certain other rights and restrictions in our restated certificate of incorporation are applicable to eligible employee stockholders, but are not applicable to outside investors who may hold common or preferred stock in CH2M from time to time.

There is no market on which our stock may be purchased by the general public. In order to provide liquidity for our stockholders, in 2000 CH2M established an internal market (“Internal Market”) operated through an independent broker, currently Neidiger, Tucker and Bruner, Inc. (“NTB”).

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

Purchases of common stock on the Internal Market are restricted to the following authorized buyers:

•	our employees, directors and certain eligible consultants
•	trustees of the benefit plans (on behalf of plan participants)
•	administrator of the Payroll Deduction Stock Purchase Plan (“PDSPP”) (on behalf of PDSPP participants)

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

Our Internal Market is managed through an independent broker, currently NTB.  On each Trade Date, NTB acts upon instructions, or “orders,” from the buyers and sellers to trade shares of our common stock at the stock price set by our Board of Directors and in accordance with the Internal Market rules. All sellers on the Internal Market, other than CH2M and the trustees of the 401(k) Plan, pay NTB a commission fee equal to three tenths of one percent (.3%) of the proceeds from such sales. No commission is paid by buyers on the Internal Market. NTB does not play a role in determining the price of our common stock and is not affiliated with us. Individual stock ownership account records are currently maintained by our in-house transfer agent.

The Internal Market functions differently than most public securities markets, where actual market trading activity determines the trading price of the securities. On the Internal Market, the price of shares of our common stock is determined by our Board of Directors based on their judgment of fair value. Our eligible employee stockholders then make independent decisions to submit buy orders and sell orders for each trade date, which generally does not result in a “balanced market” because the number of buy orders and sell orders are unequal. The Internal Market rules permit CH2M to elect to purchase shares if the Internal Market is “under-subscribed” for a particular Trade Date, meaning that there are more sell orders than buy orders. Similarly, CH2M may elect to sell shares or impose limitations on the number of shares that an authorized buyer may purchase if the Internal Market is “over-subscribed” for a particular Trade Date, meaning that there are more buy orders than sell orders. Since the inception of the Internal Market in 2000, the Internal Market has been under-subscribed on all Trade Dates but one.

CH2M may, but is not obligated to, purchase shares of common stock on the Internal Market on any Trade Date at the price in effect on that Trade Date, but only to the extent that the number of shares offered for sale by eligible employee stockholders exceeds the number of shares sought to be purchased by authorized buyers. The decision whether or not CH2M will purchase shares in the Internal Market, if the Internal Market is under-subscribed, is solely within the discretion of our management and Board of Directors and we generally will not notify eligible employee stockholders as to whether or not we will participate prior to the Trade Date. Eligible employee stockholders should understand that there can be no assurance that they will be able to sell their stock without substantial delay or that their stock will be able to be sold at all on the Internal Market. In making the determination as to whether to participate in an under-subscribed market on any trade date, our management and Board of Directors will consider a variety of relevant factors in light of prevailing circumstances at that time, including our financial condition and results of operations, our available cash and capital resources, including the availability of indebtedness pursuant to the terms of our existing unsecured revolving line of credit and other sources of liquidity, expected current and future needs for cash to fund our operations, anticipated contingencies, contractual terms agreed to with any outside investor and other factors. Depending on prevailing circumstances, we may consider other factors from time to time in connection with the decision whether or not to participate in an under-subscribed market on any particular Trade Date.

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

As a result of various factors, including adverse operating results during recent periods, reduced liquidity and other operating challenges, CH2M management and Board of Directors determined to participate only to a limited extent in the Internal Market on the September and December 2014 Trade Dates. For the March 2015 Trade Date, CH2M allocated $5.0 million towards purchasing shares on such Trade Date (in addition to $5.1 million of legally required repurchases of shares held in benefit plan accounts), which was less than the amount necessary to purchase all of the shares offered on the Internal Market, and eligible employee stockholders were subject to a 273-share cap on the number of shares they could sell. For the June 2015 Trade Date, CH2M allocated $6.3 million towards purchasing shares (in addition to legally required repurchases of $3.8 million), and eligible employee stockholders were subject to a 275-share cap on the number of shares they could sell. For the September 2015 Trade Date, CH2M allocated $30.0 million towards purchasing shares (in addition to legally required repurchases of $2.9 million), and eligible employee stockholders were subject to a 500-share cap on the number of shares they could sell.  For the December 2015 Trade Date, CH2M allocated $20.0 million towards purchasing shares (in addition to legally required repurchases of $16.5 million), and eligible employee stockholders were subject to a 435-share cap on the number of shares they could sell.

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

If the aggregate purchase orders exceed the number of shares of our common stock available for sale in the Internal Market on any Trade Date and a determination is made that CH2M will not issue additional shares to satisfy the excess purchase orders, the following prospective purchasers will have priority to purchase shares, in the order listed:

•	Administrator of the PDSPP
•	Trustees of the 401(k) Plan; and
•	Internal Market participants on a pro‑rata basis (including purchases through pre‑tax and after‑tax deferred compensation plans)

All eligible employee stockholders who desire to sell their stock upon retirement must do so in accordance with the rules governing the Internal Market. In addition, our Articles of Incorporation and Bylaws, as well as the terms of the 401(k) Plan, permit us to allow retired and other former employees to continue to hold the common stock they own after leaving.  The Board of Directors has determined that former employees are permitted to continue to hold common stock after separation, although the Board of Directors has the discretion to change or modify this policy at any time.

Price of our Common Stock

The price of CH2M common stock is established by the Board of Directors each quarter based on a company fair valuation methodology described in the CH2M Prospectus, dated March 23, 2010 (the “Prospectus”), as filed with the SEC, as amended by the information contained in the subsequent annual, quarterly and current reports filed by CH2M with the SEC pursuant to the Securities Exchange Act of 1934.  The valuation methodology used by the Board of Directors includes the following valuation formula:

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

Market Factor (“M”).  “M” is the market factor, which is subjectively determined in the sole discretion of our Board of Directors. A market factor greater than one increases the price per share, while a market factor less than one would decrease the price per share. In determining the market factor, our Board of Directors takes into account factors the directors considered to be relevant in determining the fair value of our common stock, including:

•	the market for publicly traded equity securities of companies comparable to us;
•	the merger and acquisition market for companies comparable to us;
•	the prospects for our future performance, including our financial condition and results of operations;
•	general economic conditions;
•	general capital market conditions; and
•	other factors our Board of Directors deem appropriate.

Our Board of Directors has not assigned predetermined weights to the various factors it may consider in determining the market factor.

In its discretion, our Board of Directors may change the market factor used in the valuation process from time-to-time. Our Board of Directors could change the market factor, for example, following a change in general market conditions that either increased or decreased stock market equity values for companies comparable to us, if our Board of Directors felt that the market change was applicable to our common stock as well. In addition, during 2015, CH2M made several strategic operational decisions with respect to restructuring activities that resulted in certain adjustments to stock price formula parameters that our Board of Directors believed were necessary to calculate a fair valuation of the Company. The board did not adjust the “M” factor. The Board may consider adjusting the “M” factor in future periods to enable the stock price formula to better reflect the fair value of CH2M, including expectations for the future performance of CH2M as well as any other factors as described above.

As part of the total mix of information that our Board of Directors considers in determining the “M” factor, our Board of Directors also may take into account company appraisal information prepared by independent valuation experts. In setting the common stock price, our Board of Directors compares the total of the going concern and book value components used in the valuation methodology to the enterprise value of CH2M in the appraisal provided by the independent valuation experts. If our Board of Directors concludes that its initial determination of the “M” factor should be re-examined, our Board of Directors may review, and if appropriate, adjust the “M” factor. Since the inception of the Internal Market program on January 1, 2000, the total of the going concern and book value components used by our Board of Directors in setting the price for our common stock has always been within the enterprise appraisal range provided quarterly by the independent valuation experts.

Profit After Tax (“P”).  “P” is profit after tax, otherwise referred to as net income, for the four fiscal quarters immediately preceding the Trade Date. Our Board of Directors, at its discretion, may exclude nonrecurring or unusual transactions from the calculation. Nonrecurring or unusual transactions are developments that the market would not generally take into account in valuing an equity security. A change in accounting rules, for example, could increase or decrease net income without changing the fair value of our common stock. Similarly, such a change could fail to have an immediate impact on the value of our common stock, but still have an impact on the value of our common stock over time. Our Board of Directors believes that in order to determine the fair value of our common stock, it is important for the Board of Directors to have the ability to review unusual or one-time events that affect net income. For example, there were certain restructuring activities in 2015, including the rationalization of certain lines of business, which resulted in recording non-cash charges for restructuring activities and recognizing a cash restructuring charge related primarily to severance costs. Additionally, during 2015, CH2M’s reported earnings were reduced as a result of the recognition of certain non-cash depreciation and amortization charges relating to acquisitions.  The reasons for, and effects of, these charges and reductions of our reported earnings are discussed in further detail in this Annual Report under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Board of Directors concluded that these charges are among the types of cash and non-cash charges that would generally not be taken into account by the market in valuing an equity security. Therefore, the Board of Directors decided to exclude these charges from the “P” (profit after tax) parameter for stock valuation purposes during the relevant periods and expects to treat similar charges and costs in future periods in the same manner. Because “P” is calculated on a four quarter basis, an exclusion impacts the calculation of fair value for four consecutive quarters. Our Board of Directors may determine to exclude other future unusual or non-recurring items from the calculation of “P”.

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

Common Stock Outstanding (“CS”).  “CS” is the weighted-average number of shares of our common stock outstanding during the four fiscal quarters immediately preceding the Trade Date, calculated on a fully-diluted basis. By “fully-diluted” we mean that the calculations are made as if all outstanding options to purchase our common stock had been exercised and other “dilutive” securities, such as our Series A Preferred Stock, were converted into shares of our common stock. In addition, an estimate of the weighted-average number of shares that we reasonably anticipate will be issued under our stock- based compensation programs and employee benefit plans is included in this calculation. For example, we include in CS as calculated an estimate of the weighted-average number of shares that we reasonably anticipate will be issued during the next four quarters under our stock-based compensation programs and employee benefit plans in this calculation. We include an estimate of the weighted-average number of shares that we reasonably anticipate will be issued during the next four quarters because we have more than a 30-year history in making annual grants of stock- based compensation. Therefore, we believe that we have sufficient information to reasonably estimate the number of such “to be issued” shares. This approach avoids an artificial variance in share value during the first calendar quarter of each year when the bulk of shares of our common stock are issued by us pursuant to our stock-based compensation programs. Similarly, if we make a substantial issuance of shares during the four fiscal quarters immediately preceding the Trade Date, using the weighted average of those shares may create an inappropriate variance in share value during the four fiscal quarters following the issuance. For example, if we use shares as all or part of the consideration for the acquisition of a business, the time-weighted average number of shares issued in the acquisition transaction would not match the impact of the transaction reflected in total Stockholders’ Equity (or SE) as described above. Therefore, in the discretion of the Board of Directors, a substantial issuance of shares during the four-quarter period used to calculate CS for each Trade Date may be treated as having been issued at the beginning of such four-quarter period. As a result, our Board of Directors may determine, in its discretion, to adjust the weighted-average number of shares to reflect in an appropriate manner the impact of past or anticipated future issuances.

The following table shows a comparison of the “CS” value actually used by our Board of Directors to calculate common stock prices on the dates indicated versus the year-to-date weighted-average number of shares of common stock as reflected in the diluted earnings per share calculation in our financial statements for the past three years.

		YTD Weighted‑
		Average Number
		of Shares as reflected in
Effective Date	CS	Diluted EPS calculation
	(in thousands)	(in thousands)
February 9, 2012	32,962	31,428
May 11, 2012	32,944	31,801
August 10, 2012	32,941	31,851
November 9, 2012	32,779	31,718
February 15, 2013	32,466	31,484
May 17, 2013	31,981	30,222
August 9, 2013	31,455	30,192
November 14, 2013	30,923	29,985
February 14, 2014	30,502	29,890
May 16, 2014	30,242	28,809
August 15, 2014	29,892	28,976
November 24, 2014	29,470	28,429
February 20, 2015	28,980	28,257
May 7, 2015	28,465	27,386
August 3, 2015	31,270	27,383
November 2, 2015	31,918	28,717
February 22, 2016	31,702	27,181

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

We generally announce the new stock price and the Trade Date approximately four weeks prior to each Trade Date. The broker, currently NTB, will deliver the information to all employees and eligible participants in the internal market. In addition, we will file a Current Report on Form 8-K disclosing the new stock price and all components used by our Board of Directors in determining such price in accordance with the valuation methodology described above.

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

						Percentage
						Price
					Price Per	Increase
Effective Date	M	P	SE	CS	Share	(Decrease)
		(in thousands)	(in thousands)	(in thousands)
February 9, 2012	1.2	$124,121	$717,414	32,962	$57.01	2.3%
May 11, 2012	1.2	$110,441	$725,247	32,944	$53.39	(6.3)%
August 10, 2012	1.2	$101,423	$743,484	32,941	$51.39	(3.7)%
November 9, 2012	1.2	$111,722	$746,205	32,779	$54.67	6.4%
February 15, 2013	1.2	$121,490	$734,331	32,466	$57.64	5.4%
May 17, 2013	1.2	$122,922	$717,030	31,981	$58.40	1.3%
August 9, 2013	1.2	$123,684	$717,131	31,455	$59.60	2.1%
November 14, 2013	1.2	$125,432	$735,515	30,923	$61.75	3.6%
February 14, 2014	1.2	$144,682	$763,383	30,502	$69.43	12.4%
May 16, 2014	1.2	$131,486	$729,888	30,242	$64.83	(6.6)%
August 15, 2014	1.2	$117,630	$698,369	29,892	$60.20	(7.1)%
November 24, 2014	1.2	$84,307	$564,545	29,470	$45.93	(23.7)%
February 20, 2015	1.2	$96,361	$485,115	28,980	$47.86	4.2%
May 7, 2015	1.2	$101,314	$507,560	28,465	$51.14	6.9%
August 3, 2015	1.2	$110,060	$713,237	31,270	$55.75	9.0%
November 2, 2015	1.2	$153,652	$728,232	31,918	$67.87	21.7%
February 22, 2016	1.2	$139,622	$686,890	31,702	$62.89	(7.3)%

Holders of Our Common Stock

As of February 15, 2016, there were 7,516 holders of record of our common stock. As of such date, all of our common stock of record was owned by our current and retired employees, former employees, directors, and by our various employee benefit plans. Common stock is held in a trust for each of our employee benefit plans and each trust is considered one holder of record of our common stock.

Holder of Our Preferred Stock

As of February 15, 2016, there was one holder of record of our Series A Preferred Stock. As of such date, all of our preferred stock of record was owned by a subsidiary owned by investment funds affiliated with Apollo Global Management, LLC together with its subsidiaries, “Apollo”.  Refer to Note – Preferred Stock Issuance of this Annual Report on Form 10‑K for additional information related to the preferred stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and no cash dividends are contemplated on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

The following table covers the purchases of our securities by CH2M during the quarter ended December 25, 2015:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total	Average	as Part of Publicly	Yet Be Purchased
	Number of	Price Paid	Announced Plans	Under the Plans or
Period	Shares	per Share	or Programs	Programs
October (a)	12,313	$55.75	—	—
November	—	—	—	—
December (b)	537,468	$67.87	—	—
Total	549,781	$67.60	—	—

(a)	Shares purchased by CH2M from terminated employees.
(b)	Shares purchased by CH2M in the Internal Market.

Item 6.  Selected Financial Data

The selected financial data presented below under the captions “Selected Statement of Operations Data” and “Selected Balance Sheet Data” for, and as of the end of, each of the years in the five‑year period ended December 25, 2015, are derived from the consolidated financial statements of CH2M HILL Companies, Ltd. and subsidiaries, which consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements as of December 25, 2015 and December 31, 2014, and for each of the years in the three‑year period ended December 25, 2015, and the report thereon of KPMG LLP, are included in Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10‑K. The following information should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto.

	Years Ended
	December 25,	December 31,		December 31,	December 31,		December 31,
($ in millions, except per share data)	2015	2014		2013	2012		2011
Selected Statement of Operations Data:
Revenue	$5,361.5	$5,413.5		$5,877.8	$6,160.6	(a)	$5,555.2
Operating income (loss)	134.8	(341.6)	( c)	192.4	158.8		185.2
Net income (loss) attributable to CH2M	80.4	(181.5)	( c)	118.3	93.0		113.3
Net income (loss) per common share
Basic	$2.62	$(6.42)		$4.00	$2.99		$3.68
Diluted	$2.61	$(6.42)		$3.96	$2.95		$3.60
Selected Balance Sheet Data:
Total assets	$2,861.3	$2,941.3		$3,056.4	$3,114.6		$2,754.0
Long-term debt, including current maturities (b)	301.7	513.0		391.1	252.3		92.8
Total CH2M stockholders’ equity	412.2	212.8	(d)	624.4	603.7		656.6

(a)	The majority of the increase in 2012 revenue relates to the acquisition of Halcrow in November 2011.
(b)

Substantially all of our long‑term debt relates to our revolving credit facility. Borrowings on this facility are primarily used for working capital needs, acquisitions, required pension contributions and funds required to repurchase shares on our internal market.

(c)

The majority of the decrease in operating (loss) income and net income attributable to CH2M relates to estimated project losses, impairment charges, and costs incurred for restructuring activities in 2014.

(d)

The decrease in stockholders’ equity is related to the consolidated net loss incurred in 2014, shares repurchases and changes in assumptions that increased pension liabilities that are included in accumulated other comprehensive income.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Summary

Founded in 1946, we are a large employee-controlled professional engineering services firm providing engineering, construction, consulting, design, design-build, procurement, operations and maintenance, EPC, program management and technical services around the world. We have approximately 22,000 employees worldwide inclusive of craft and hourly employees as well as employees in our consolidated joint ventures.

We provide services to a diverse customer base including the U.S. federal and foreign governments and governmental authorities; provincial, state and local municipal governments and agencies; universities; and private sector industries. We believe we provide our clients with innovative project delivery using cost-effective approaches and advanced technologies.

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

Private Equity Investor

On June 22, 2015, the Company designated 10,000,000 shares as Series A Preferred Stock with an original issue price of $62.22 under the Certificate of Designation. On June 24, 2015, the Company sold and issued an aggregate of 3,214,400 shares of Series A Preferred Stock for an aggregate purchase price of $200.0 million in a private placement to a subsidiary owned by investment funds affiliated with Apollo Global Management, LLC (together with its subsidiaries, “Apollo”). Total proceeds from the preferred stock offering were $191.7 million, net of issuance costs of $8.3 million. The sale occurred in connection with the Initial Closing (“Initial Closing”) pursuant to the Subscription Agreement entered into by the Company and Apollo on May 27, 2015 (“Subscription Agreement”). Subject to the conditions within the Subscription Agreement, Apollo will purchase an additional 1,607,200 shares of Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million in a second closing which will occur on the one-year anniversary of the Initial Closing or upon the earlier election of the Company. For a summary of the terms and conditions of the Series A Preferred Stock, see Note 3 of the consolidated financial statements.

Restructuring

In September 2014, we commenced certain restructuring activities in order to achieve important business objectives, including reducing overhead costs, enhancing client service, improving efficiency, and reducing risk. These restructuring plans included such items as the evaluation of certain lines of business, voluntary and involuntary employee terminations, the closure of certain facilities and reduction of corporate overhead costs. These restructuring charges are included within selling, general and administrative costs on our consolidated statements of operations.

The Company’s overall overhead cost structure has benefited from the restructuring activities as described in the Results of Operations section below through the reduction of costs within the corporate overhead functions as well as overhead costs within the business groups themselves.  A portion of these costs savings has been offset by the charges incurred in the year ended December 25, 2015 for restructuring efforts totaling $60.6 million.  During the year ended December 31, 2014, we incurred $70.4 million for restructuring activities related primarily to employee severance and termination benefits.  Overall, as of December 25, 2015, we have incurred aggregated costs of $131.0 million for restructuring activities.  While we do not expect to incur additional restructuring costs in 2016, we expect to continue to benefit in 2016 from annualized cost savings resulting from these restructuring efforts.

Acquisitions

We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, provide local resources internationally to serve our customers, and add value to the projects undertaken for clients. On

April 4, 2014, we acquired certain agreed upon assets and liabilities of TERA Environmental Consultants (“TERA”) for consideration of $119.6 million. TERA was an employee-owned environmental consulting firm headquartered in Canada specializing in providing environmental assessment, planning, siting, permitting, licensing, and related services for the pipeline, electrical transmission, and oil and gas industries.

Summary of Operations

During 2014, we implemented certain organizational changes, including the manner in which our operations are managed through a matrix organization of business groups, geographic regions and service lines. In the first quarter of 2015, we refined this matrix structure, and continued to reorganize our internal reporting structure by making changes to better facilitate our strategy for growth, client-centric service, and operational efficiency. In connection with this refinement, we continued to reevaluate the manner in which our Chief Operating Decision Maker (“CODM”) reviews operating results and makes key business decisions. Our CODM is our executive management committee that meets regularly to evaluate operating results and allocate our financial and operational resources. As part of the reevaluation in 2015, we determined that our CODM primarily reviews financial operating results by business group, and as such, we have identified each of our five business groups as reportable operating segments: Environment and Nuclear; Industrial and Urban Environments (“IUE”); Oil, Gas and Chemicals; Transportation; and Water. Although the Power group falls within the IUE business group, we have identified Power as a separate reportable operating segment as we are currently in the process of exiting the fixed-price EPC Power business.  As such, the results of this group are being monitored apart from the rest of the IUE business group.

Costs for corporate selling, general and administrative expenses, restructuring costs and amortization expense related to intangible assets have been allocated to each segment based upon an estimate of the value of the benefits provided by corporate functions. This allocation is primarily based upon metrics that reflect the proportionate volume of project-related activity and employee labor costs within each segment. Prior year amounts have been revised to conform to the current year presentation.

Results of Operations for the Year Ended December 25, 2015 Compared to December 31, 2014

The following table summarizes our results of operation by segment for the year ended December 25, 2015 as compared to the year ended December 31, 2014:

	Years Ended
	December 25, 2015		December 31, 2014		Change
($ in thousands)	Gross Revenue	Operating Income (Loss)	Gross Revenue	Operating Income (Loss)	Gross Revenue	Operating Income (Loss)
Environment and Nuclear	$1,664,069	73,951	1,669,917	59,731	(5,848)	14,220
Industrial and Urban Environments	467,764	8,427	495,569	(58,522)	(27,805)	66,949
Oil, Gas and Chemicals	800,566	23,785	859,319	5,006	(58,753)	18,779
Transportation	973,729	(57,468)	948,102	(24,649)	25,627	(32,819)
Water	1,243,670	88,367	1,243,465	85,736	205	2,631
Power	211,707	(2,221)	197,097	(408,888)	14,610	406,667
Total	$5,361,505	134,841	5,413,469	(341,586)	(51,964)	476,427

Environment and Nuclear

Environment and Nuclear revenue experienced a net decrease of $5.8 million for the year ended December 25, 2015 as compared to the year ended December 31, 2014. The decrease in revenue was attributable to a $57.1 million decrease in volumes on a domestic design-build facility renovation project as the project approached substantial completion in 2015. Additionally, the depressed oil and gas industry caused a $15.4 million revenue decline due to lower volumes of environmental consulting projects in Canada. Revenue also decreased in our design-build military and government facilities businesses, due to our 2014 decision to no longer pursue such business.  These declines in gross revenue were significantly offset by the ramping up of a large nuclear consulting project in a consolidated Canadian joint venture, which we expect to continue in 2016.

For the year ended December 25, 2015 as compared to the year ended December 31, 2014, Environment and Nuclear experienced a net increase in operating income of $14.2 million, or 24%. The increase in operating income was primary caused by reduced costs from restructuring efficiencies in 2015, as well as lower business development spending. This increase was partially offset by the reductions in revenue as previously discussed as well as a $5.3 million unfavorable claim settlement during the year ended December 25, 2015. TERA, which was acquired in the second quarter of 2014, contributed approximately $69.2 million of revenue and $9.2 million of operating income for the year ended December 25, 2015 and approximately $84.6 million of revenue and $10.6 million of operating income for the year ended December 31, 2014.  The decrease in TERA revenues and earnings were a result of lower capital spending on environmental projects for oil and gas clients in Canada.

Industrial and Urban Environments

IUE revenue for the year ended December 25, 2015 experienced a net decrease of $27.8 million, or 6%, as compared to the year ended December 31, 2014. The decline was primarily driven by a reduction of approximately $31.0 million in revenue due to the substantial completion of several U.S. and Asia-Pacific consulting projects within the industrial and advanced technology business which were not replaced with similar large scale projects in 2015.  Additionally, the urban environments and sports business experienced a decline in revenue of approximately $20.0 million due to decreased project volume for a large program management project in the Middle East due to reduced deliverables required during 2015 as compared to 2014.  These declines were partially offset by an increase in revenue related to a growth in the number of program management and operations projects in 2015.

IUE operating income increased $66.9 million for the year ended December 25, 2015 as compared to the year ended December 31, 2014 primarily caused by a $27.8 million goodwill impairment charge incurred during 2014 related to the industrial and advanced technology business and urban environments and sports business within IUE. Furthermore, there was an operating charge of approximately $17.8 million in the year ended December 31, 2014 related to an increase in the estimated costs to complete a communications installation project in our Europe region. Subsequently, in 2015, we agreed with the customer to terminate the contract resulting in a $4.5 million gain. The remaining growth in operating income was predominantly driven by a cost savings from efficiencies gained in 2015 related to the restructuring of the IUE business group as well as an increase in 2015 as compared to 2014 of higher margin projects within the operations and maintenance market and electronics market.

Oil, Gas and Chemical

Oil, Gas and Chemicals had a net decrease in revenue of $58.8 million, or 7%, for the year ended December 25, 2015 as compared to the year ended December 31, 2014. As a result of continued pricing pressures within the oil and gas industry, there was an approximate decrease in revenues of $99.2 million caused by a reduction in volume and client concessions on consulting, professional services, and operations and maintenance contracts primarily within the U.S., Canada, and the Middle East. Additionally, there was a decline of $26.0 million in revenue due to 2015 restructuring activities and the sustained pressure in the oil and gas industry which resulted in the reduction of domestic locations that primarily served Oil, Gas and Chemicals.  This decrease was offset by approximately $73.7 million of increased revenue related to a significant increase in construction activity on a gas construction contract in Alaska.

Operating income within Oil, Gas and Chemicals experienced a net increase of $18.8 million for the year ended December 25, 2015 as compared to the year ended December 31, 2014. The increase in operating income was primarily related to $25.8 million of cost reductions  from restructuring activities in Canada and the United States as well as a $7.9 million of reduced business development costs with the depressed oil and gas industry. These increases in operating income were offset by the reduction in earnings from consulting, professional services, and operations and maintenance contracts due to lower project volume in 2015 in the weaker oil and gas industry.

Transportation

Transportation revenue experienced a net increase of $25.6 million, or 3%, in the year ended December 25, 2015 as compared to the year ended December 31, 2014 primarily due to revenue growth related to increased activities in 2015 on a fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States and strong organic growth on various consulting projects in Europe.  The increase was partially offset by a reduction of revenue generated by our operations in Canada and Europe due to foreign currency fluctuations caused by the strengthening of the U.S. dollar.

Transportation’s operating loss increased by a net $32.8 million for the year ended December 25, 2015 as compared to the year ended December 31, 2014. The loss was predominantly caused by an estimated additional cost growth of $93.6 million in the year ended December 25, 2015 for the fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States. In 2014, we recorded a charge of $38.7 million related to the same project,  which included both the reversal of previously recognized profits as well as the recording of the estimated total loss on the project at completion.  In 2015, additional increases to the cost estimates were identified primarily caused by an extraordinary design delay for a water main relocation, the discovery of extremely hard and abrasive rock during construction, differing site conditions, unidentified and mislocated utilities, client requested changes, labor supply challenges in the Central Texas construction market, and severe weather delays.  On December 17, 2015, our client claimed we were in default of our obligations under the design-build contract and issued a letter of default that triggered a cure period under the contract.  On February 9, 2016, within the cure period, CH2M and the client reached an agreement whereby, upon adherence to schedule metrics and revised completion dates, the client agreed to withdraw the notice of default.  CH2M will seek resolution of outstanding claims through a contractual dispute resolution board (“DRB”), whereby each party will present its position and the DRB will render a finding regarding the merits of each claim.  At this time it is not possible to estimate the recoveries that might be achieved through the DRB process. We may incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss or if our plans to meet our revised schedule are not achieved resulting in liquidated damages under our contract. These potential changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.

The decrease in earnings was partially offset by cost improvements of approximately $11.0 million from restructuring initiatives and approximately $23.0 million of additional operating income from strong organic growth in the European consulting business.

Water

Water revenue for the year ended December 25, 2015 increased slightly by $0.2 million as compared to year ended December 31, 2014. Revenue was essentially flat as increased revenue from a ramp up of activity on a design-build-operate contract for a water treatment facility in the western United States was offset by revenue declines caused by the completion of two large domestic Water contracts in 2015,  project delays on a federal contract in the western United States, and the ramping down of construction work on a domestic commercial contract. In Europe, revenue increased due to the start-up of a program management and design-build water utilities framework comprised of a series of projects addressing the conveyance of potable and non-potable water and wastewater infrastructure, including water and wastewater treatment works, pipelines, pumping stations, service & impounding reservoirs, sludge (energy) treatment, instrumentation, mechanical and electrical installation.  Our Water business within the Middle East experienced a slight increase of revenue as a result of the start-up of operations and maintenance of a water facility in Bahrain.

Water operating income increased $2.6 million, or  3%, in the year ended December 25, 2015 as compared to the year ended December 31, 2014 primarily due to cost savings from restructuring activities, reduced business development cost, and favorable audits results on two major program management jobs in Europe and our Middle Eastern and Asia region that resulted in favorable settlements.  The increase in operating income was partially offset by a $3.4 million charge for project claims that were settled in 2015.

Power

Power experienced a net increase in revenue of $14.6 million for the year ended December 25, 2015 as compared to the year ended December 31, 2014.  The increase was primarily related to a $122.2 million increase in revenue recorded on an Australian fixed-price EPC project being executed with a consolidated 50/50 joint venture.  Approximately $66.7 million of that increase was related to a 2014 adjustment which reduced revenue due to a significant increase in estimated costs to complete the project resulting in a lower percent complete under cost-to-cost revenue recognition method.  The remaining increase in revenue on the Australian project resulted from significant construction progress due to major equipment construction and installation in 2015 as compare to 2014.  This increase was partially offset by a decrease in revenue of $100.2 million related to the substantial completion of two large scale domestic design-build power projects in 2014 which were not replaced with similar projects in 2015 as a result of the decision to exit the fixed-price EPC Power business with the exception of projects under contract.

For the year ended December 25, 2015 as compared to the year ended December 31, 2014, Power operating loss was reduced by $406.7 million primarily as a result of recording the $280.0 million loss in our Australian joint venture during 2014 due to significant cost growth identified on the project.  In the fourth quarter of 2015, management was able to reach an agreement with the client to settle certain claims to recover costs and extend the amount of time allowed to complete interim delivery milestones for the project.  At that time, the total estimated costs to complete the project were reviewed by project team and increased to reflect the agreed upon schedule and deliverables of the job.  These revisions to expected project costs largely offset the cost recoveries received from the settlement, and, as a result,  no change to the loss provision was made in 2015.  While management believes the current costs estimate-to-complete the project represents the best estimate at this time,  there is a significant amount of work that still needs to be performed on the project before achieving substantial completion.  Thus there can be no assurance that additional cost growth will not occur.

Other factors contributing to the reduced loss from operations within Power include the $64.4 million project loss that was taken during 2014 related to a change in estimate for a fixed-price contract to design and construct a new power generation facility in the northeastern United States. The project experienced significant cost growth from multiple sources including a substantial decline in union labor productivity, poor subcontractor performance and the impacts of schedule delays caused by the above items and severe weather in the northeastern United States. There were no additional charges to operations in 2015 as the project achieved substantial completion in 2014. Management is seeking recovery of a portion of the total project loss from the client, including relief from a portion of the liquidated damages assessed by the client through the date of substantial completion due to client interference and other remedies under the terms of the contract. During 2015, both CH2M and our client filed litigation against each other. While our goal remains amicable settlement of the disputes, we intend to vigorously pursue our claim for cost recovery. There can be no assurance we will be successful in obtaining such recoveries.

Furthermore, there was a $45.5 million goodwill and intangible asset impairment charge incurred during the year ended December 31, 2014 related to the restructuring as the Company exited the fixed-price EPC Power business.

Results of Operations for the Year Ended December 31, 2014 Compared to December 31, 2013

The following table summarizes our results of operation by segment for the year ended December 31, 2014 as compared to the year ended December 31, 2013:

	Years Ended
	December 31, 2014		December 31, 2013		Change
($ in thousands)	Gross Revenue	Operating Income (Loss)	Gross Revenue	Operating Income (Loss)	Gross Revenue	Operating Income (Loss)
Environment and Nuclear	$1,669,917	59,731	1,648,119	99,216	21,798	(39,485)
Industrial and Urban Environments	495,569	(58,522)	594,054	21,744	(98,485)	(80,266)
Oil, Gas and Chemicals	859,319	5,006	995,378	(8,408)	(136,059)	13,414
Transportation	948,102	(24,649)	933,146	30,173	14,956	(54,822)
Water	1,243,465	85,736	1,207,859	67,014	35,606	18,722
Power	197,097	(408,888)	499,263	(17,377)	(302,166)	(391,511)
Total	$5,413,469	(341,586)	5,877,819	192,362	(464,350)	(533,948)

Environment and Nuclear

Environment and Nuclear revenue experienced a net increase of $21.8 million, or 1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013.  The increase in revenue was primarily attributable to the inclusion of TERA operations due to the 2014 acquisition, which contributed $84.6 million in revenue for the year ended December 31, 2014 as compared to the same period in 2013.  In 2014 we made a decision to no longer pursue fixed-price, design-build contracts in the government facilities and infrastructure business, which partially offset the increased revenues from TERA operations.

For the year ended December 31, 2014 as compared to the year ended December 31, 2013, Environment and Nuclear experienced a net decrease in operating income of $39.5 million, or 40%.  The decrease in operating income is primarily attributable to the decision to no longer pursue fixed-price, design-build contracts in the government facilities and infrastructure business in 2014 as well as increase business development costs in 2014 related to several large proposals in the U.S., Canada, and Europe.  This decline in operating income was partially offset by the inclusion of approximately $10.6 million of additional income from operations related to the TERA acquisition in the second quarter of 2014.

Industrial and Urban Environments

IUE revenue for the year ended December 31, 2014 experienced a decrease of $98.5 million, or 17%, as compared to the year ended December 31, 2013. The decline was primarily driven by lower demand for new projects in the electronics and manufacturing industries in the U.S. Additionally, there was a decline in Middle Eastern planning support services for U.S. armed forces which also resulted in a  decline on our overall revenue.

IUE experienced an $80.3 million decrease in operating income for the year ended December 31, 2014 as compared to the year ended December 31, 2013  primarily caused by a $27.8 million goodwill impairment charge incurred during 2014 related to the industrial and advanced technology business and urban environments and sports business within IUE. Additionally, there was an operating charge of approximately $17.8 million in the year ended December 31,  2014 related to an increase in the estimated costs to complete a communications installation project in our Europe region.  The remaining decrease in operating income was primarily attributable to the lower demand for new projects in the electronics and manufacturing industries in the U.S. and a decline in Middle Eastern planning support services for U.S. armed forces.

Oil, Gas and Chemicals

Oil, Gas and Chemicals had a net decrease in revenue of $136.1 million, or 14%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013.  Approximately $120.0 million of the decline in revenue was attributable to the 2013 completion of several Canadian EPC projects, primarily gas processing and pipeline projects.  The remaining decline in revenue was caused by reduced consulting volume in the U.S. as a result of the pricing pressures within the oil and gas industry which began in 2014, which was partially offset by increased construction volume on a gas construction contract in Alaska.

Income from operations within Oil, Gas and Chemicals increased by $13.4 million to an operating income of $5.0 million for the year ended December 31, 2014 as compared to an operating loss of $8.4 million for the year ended December 31, 2013. The increase was primarily related to the mobilization and ramp up of construction activity on a large gas construction contract in Alaska, resulting in an increase in earnings of approximately $6.3 million. Additionally, there was an increase in earnings of approximately $6.6 million related to a reduction of costs on a program management project in the Middle East.

Transportation

Transportation revenue experienced an increase of $15.0 million, or 2%, in the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to revenue growth due to significant mobilizations in various design-build and program management services projects in the U.S. and Middle East.  Additionally, the strengthening of the British Pound to the U.S. dollar positively impacted revenue generated by Transportation consulting projects in the United Kingdom.

Transportation earnings from operations decreased $54.8 million to an operating loss of $24.6 million for the year ended December 31, 2014 as compared to operating income of $30.2 million for the year ended December 31, 2013. The decline in earnings was predominantly caused by a charge to operations of $38.7 million for the year ended December 31, 2014 for estimated cost growth on a fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States. See additional discussion of this project above in the Results of

Operations for the Year Ended December 25, 2015 Compared to December 31, 2014.  Additional decreases in earnings from operations were caused by change order delays on design-for-design-builder Transportation project in Latin America and a consulting project in the Middle East.

Water

Water revenue for the year ended December 31, 2014 increased slightly by $35.6 million, or 3%, as compared to year ended December 31, 2013.  The increase in revenue was attributable to an increase in activity on a large program management project for a water utilities company in Europe, the award of a design-build project in the southwestern United States, and increased volume in Water’s global operations and maintenance portfolio.

Water experienced an increase in operating income of $18.7 million, or  28%, in the year ended December 31, 2014 as compared to the year ended December 31, 2013.  The improvement in operating income was primarily attributable to increased volume in Water’s global operations management portfolio, resulting in operating income growth of approximately $8.5 million. Additionally, there was an increase in operating income of approximately $6.4 million due to a ramp-up of activity on a large program management project for a water utilities company in Europe.

Power

Power experienced a net decrease in revenue of $302.2 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013.  The decline in revenue was primarily caused by the decision made in 2014 to shift our focus away from pursuing and contracting fixed price EPC projects within the Power business.  Additionally, as part of our restructuring efforts in the third quarter of 2014, we announced our decision to exit the fixed-price EPC Power business in 2014 with the exception of projects under contract at that time.  As a result, various large scale domestic design-build power projects achieved substantial completion in 2013 and 2014 and were not replaced with similar projects in 2014, causing a decrease in revenue of $319.2 million.  This decrease was partially offset by a $46.7 million increase related to field construction commencing in 2014 on an Australian fixed-price EPC project being executed with a consolidated joint venture.

For the year ended December 31, 2014 as compared to the year ended December 31, 2013, Power experienced an increase in operating loss of $391.5 million primarily as a result of recording a  $280.0 million loss in our Australian joint venture during 2014 due to significant cost growth identified on the project.  See additional discussion of this project above in the Results of Operations for the Year Ended December 25, 2015 Compared to December 31, 2014.  Other factors contributing to the decline in earnings within Power include the $64.4 million project loss that was taken during 2014 related to a change in estimate for a fixed-price contract to design and construct a new power generation facility in the northeastern United States. The project experienced significant cost growth from multiple sources including a substantial decline in union labor productivity, poor subcontractor performance and the impacts of schedule delays caused by the above items and severe weather in the northeastern United States.  The project achieved substantial completion in 2014. Furthermore, there was a $45.5 million goodwill and intangible impairment charge incurred during the year ended December 31, 2014 related to the restructuring as the Company exited the fixed-price EPC Power business.

Income Taxes

The income tax (benefit) provisions for the years ended December 25, 2015, December 31, 2014 and December 31, 2013 are as follows:

	Income Tax	Effective
($ in millions)	Provision (Benefit)	Tax Rate
2015	$28.4	26.1%
2014	$(37.2)	17.0%
2013	$50.7	30.0%

The effective tax rate for the year ended December 25, 2015 was 26.1% compared to benefit of 17.0% for the same period in the prior year. The effective tax rate in 2015 is lower than the expected statutory rate due to the impacts from the settlements of various income examinations including accrued interest, offset by an increase in valuation allowance on deferred tax assets and revaluation of deferred tax assets as a result of a decrease in our effective state rate.  In the fourth quarter of 2015, the company recognized a $6.5 million benefit from the settlement of federal income tax examinations for the years 2011-2012 and state of California income tax examinations for the years 2007-2011.  These benefits were partially offset by the reduction in our US statutory state tax rate which reduced our beginning of year deferred tax asset balance resulting in an impact of $5.7 million.  Our effective tax rate continues to be negatively impacted by the effects of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation and the disallowed portions of meals and entertainment expenses.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our tax provision by recording a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable. As of December 25, 2015 and December 31, 2014, we reported a valuation allowance of $210.4 million and $269.2 million, respectively, related primarily to the reserve of certain foreign net loss carryforwards.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are working capital, acquisitions, capital expenditures and purchases of stock in our internal market. We maintain a domestic cash management system which provides for cash sufficient to satisfy financial obligations as they are submitted for payment and any excess cash in domestic bank accounts is applied against any outstanding debt held under our credit facility described below. We maintain entities to do business in countries around the world and as a result hold cash in international bank accounts to fund the working capital requirements of those operations. At December 25, 2015 and December 31, 2014, cash totaling $152.0 million and $99.2 million, respectively, was held in foreign bank accounts.

In addition, as is common within our industry, we partner with other engineering and construction firms on specific projects to leverage the skills of the respective partners and decrease our risk of loss. Often projects of this nature require significant cash contributions and the joint ventures created may retain cash earned while the project is being completed. Cash and cash equivalents on our consolidated balance sheets include cash held within these consolidated joint venture entities which is used for operating activities of those joint ventures. As of December 25, 2015 and December 31, 2014, cash and cash equivalents held in our consolidated joint ventures and reflected on the consolidated balance sheets totaled $95.4 million and $45.4 million, respectively.

During the year ended December 25, 2015, cash provided by operations was $105.3 million, which was an increase of $52.5 million as compared to cash provided by operations of $52.8 million in the same period last year. The increase in cash flows from operations primarily resulted from an increase in earnings on our operations of $410.7 million offset by a decline in cash provided by changes in working capital of $315.3 million. The primary reasons for the increase in our earnings is discussed within our results of operations above.

Changes in our working capital requirements can vary significantly from period to period based primarily on the mix of our projects underway and the percentage of project work completed during the period.  Within working capital, we benefited primarily from an increase of $46.0 million in accrued payroll and employee related liabilities due to the timing of when the quarter ended and payroll was paid throughout the world in the year ended December 25, 2015.  This was offset by a decrease in other accrued liabilities of $57.9 million primarily due to a $69.8 million reduction in project loss reserves from December 31, 2014 to December 25, 2015 as actual losses were realized with increased percentage of completion on loss projects.  Additionally, cash provided by changes in working capital decreased by $21.4 million for payments made on accounts payable and accrued subcontractor costs primarily related to equipment purchases on our joint venture power project in Australia.  There was also a decline of $26.4 million in billings in excess of revenue due primarily to timing of issuing invoices on the power project in Australia.  As we complete our work on our joint venture power project in Australia and our fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States, we may experience decreases in our working capital and cash flow in future periods.

In the year ended December 31, 2014, cash flows from operations were most significantly affected by $260.7 million in changes in working capital, which was primarily driven by the $219.3 million increase in other accrued liabilities. The increase in other accrued liabilities was primarily due to a $214.0 million increase in project loss reserves from December 31, 2013 to December 31, 2014.

Cash provided by investing activities was $8.6 million for the year ended December 25, 2015 as compared to cash used in investing activities of $161.9 million for the year ended December 31, 2014. A significant factor contributing to cash used in investing activities in the 2014 period was the $87.6 million cash used in acquisitions, primarily for the acquisition of TERA which occurred in the second quarter of 2014. There was no acquisition activity for the year ended December 25, 2015. Additionally, due to the sale of certain previously owned land, office buildings, and operating facilities in the United Kingdom, Canada, and northwestern United States, proceeds from the sale of operating assets increased by $39.1 million for the year ended December 25, 2015 as compared to the year ended December 31, 2014. Capital expenditures also decreased $41.4 million in year ended December 25, 2015 as compared to the year ended December 31, 2014 primarily due to the 2014 completion and implementation of our enterprise resource planning system, improvements to our office facilities, and equipment purchases to support our Oil, Gas and Chemical projects on the North Slope of Alaska. Furthermore, we periodically make working capital advances to certain of our unconsolidated joint ventures and, such advances are repaid to us from the joint ventures in the normal course of the joint venture activities. During the year ended December 25, 2015, we received working capital repayments from our unconsolidated joint ventures of $31.4 million as compared to $14.3 million for the year ended December 31, 2014. These working capital repayments are offset by additional investments made in our unconsolidated joint ventures, which were $30.4 million and $16.5 million for the year ended December 25, 2015 and December 31, 2014, respectively.

Cash used in financing activities of $44.5 million in the year ended December 25, 2015 increased by $3.5 million from $41.0 million for the year ended December 31, 2014. Although the company received $191.6 million in proceeds from the preferred stock issuance in the second quarter of 2015, the cash proceeds were used to pay down the unsecured revolving credit facility, resulting in a net payment on long-term debt of $211.5 million for the year ended December 25, 2015 as compared to a net borrowing of $122.0 million for the year ended December 31, 2014. Management may subsequently re-borrow the proceeds to use for purposes that could include additional repurchases of common stock in the internal market, acquisitions, capital expenditures or other working capital purposes. Additionally, beginning with the quarterly internal market trades in the third quarter of 2014, we have limited the amount expended to repurchase shares to balance the internal market. As a result, repurchases of common stock for the year ended December 25, 2015 were $96.3 million, representing a $68.0 million decrease in cash used from financing activities as compared to the $164.3 million spent on repurchases in the year ended December 31, 2014.

On March 30, 2015, we entered into the Second Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement provides for an unsecured revolving credit facility of $1.1 billion (the “Credit Facility”), which matures on March 28, 2019 and retroactively amended the maximum consolidated leverage ratio effective January 1, 2015.  Under the terms of the Amended Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $350.0 million. The Amended Credit Agreement has a subfacility for the issuance of standby letters of credit in a face amount up to  $750.0 million and a subfacility up to $300.0 million for multicurrency borrowings. Additionally, as discussed in Note 3 – Preferred Stock Issuance of the Notes to the Consolidated Financial Statements in Item 15, of this Annual Report on Form 10‑K, we sold and issued an aggregate of 3,214,400 shares of Series A Preferred Stock for an aggregate purchase price of $200.0 million in a private placement to a subsidiary owned by investment funds affiliated with Apollo on June 24, 2015.

The terms and conditions of our Amended Credit Agreement as of December 25, 2015 are as follows:

•

The definition of consolidated adjusted EBITDA allows the add back of cash restructuring charges in 2015 of up to $40.0 million plus a carryover of $9.6 million for cash restructuring charges incurred in year 2014;

•	The maximum consolidated leverage ratio is 3.25x for 2015 and 3.00x for 2016 and beyond;
•

Certain repurchases by CH2M of its common stock and preferred stock and payment of common stock dividends are limited to $120.0 million in 2015. For 2016 and beyond, there is no limit on repurchases of common stock offered for sale on the internal market, and there is a $100.0 million limit for other repurchases of common stock, redemption of preferred stock and common dividends, subject to pro forma leverage of 2.75x;

•	Up to 50% of the proceeds from asset sales to be utilized to repurchase common or preferred stock, subject to pro forma financial covenant compliance.

As of December 25, 2015, we were in compliance with the covenants required by the Amended Credit Agreement. In the context of our current debt structure and projected cash needs, and assuming limited participation in our internal market to repurchase stock, we believe the combination of our current cash position, our credit capacity under our Amended Credit Agreement, the cash anticipated from the second closing of the Series A Preferred Stock offering, and cash flows anticipated from operations are adequate to support our immediate business operations and plans.

At December 25, 2015, we had $292.8 million in outstanding borrowings on the Credit Facility, compared to $492.6 million at December 31, 2014. The average rate of interest charged on that balance was 1.57% as of December 25, 2015. At December 25, 2015, company-wide issued and outstanding letters of credit, and bank guarantee facilities of $145.5 million were outstanding, compared to $199.3 million at December 31, 2014. Our borrowing capacity under the Credit Facility is limited by a maximum consolidated leverage ratio, which is based on a multiple of an adjusted earnings before interest, taxes, depreciation and amortization calculation, and other outstanding obligations of the Company. As of December 25, 2015, the remaining unused borrowing capacity under the Credit Facility was approximately $530.0 million.

Management is beginning to consider other possible capital structures as an alternative to the Company’s existing employee ownership model.    Depending on the applicable terms and conditions on new debt or equity offerings compared to the opportunity cost of using our internally generated cash, we may either choose to finance new opportunities using borrowings under our Credit Facility or other debt. In some instances we may use a combination of one or more of these financing mechanisms.

Off‑Balance Sheet Arrangements

We have interests in multiple joint ventures, some of which are unconsolidated variable interest entities, to facilitate the completion of contracts that are jointly performed with our joint venture partners. These joint ventures are formed to leverage the skills of the respective partners and include consulting, construction, design, project management and operations and maintenance contracts. Our risk of loss on joint ventures is similar to what the risk of loss would be if the project was self‑performed, other than the fact that the risk is shared with our partners. See further discussion in Note 4—Variable Interest Entities and Equity Method Investments of the Notes to the Consolidated Financial Statements in Item 15, of this Annual Report on Form 10‑K.

There were no substantial changes to other off‑balance sheet arrangements or contractual commitments during the twelve months ended December 25, 2015.

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

We believe that we will be able to continue to have access to professional liability and general casualty insurance, as well as bonds, with sufficient coverage limits, and on acceptable financial terms necessary to support our business. The cost of such coverage has remained stable during 2015, but there are no guarantees that the cost of such coverage will remain stable in future periods.

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

Contractual obligations outstanding as of December 25, 2015 are summarized below:

	Amount of Commitment Expiration Per Period
($ in millions)	Less than				Total Amount
Contractual Obligations	1 Year	1‑3 Years	4‑5 Years	Over 5 Years	Committed
Letters of credit	$96.3	$26.7	$0.5	$7.9	$131.4
Bank guarantees	9.5	4.5	0.1	—	14.1
Long-term debt	2.1	3.7	295.4	0.5	301.7
Interest payments[1]	4.8	9.5	4.7	—	19.0
Operating lease obligations	94.9	155.2	106.6	253.9	610.6
Surety and bid bonds	921.9	69.8	22.6	—	1,014.3
Total	$1,129.5	$269.4	$429.9	$262.3	$2,091.1

1The interest payments on the revolving credit facility are based on the borrowings outstanding as of December 25, 2015 at the expected interest rate over the period outstanding.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Although our significant accounting policies are described in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10‑K, below is a summary of our most critical accounting policies.

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

Below is a description of the three basic types of contracts from which we may earn revenue using the percentage‑of‑completion method:

Cost‑Plus Contracts.  Cost‑plus contracts can be cost plus a fixed fee or rate, or cost plus an award fee. Under these types of contracts, we charge our clients for our costs, including, both direct and indirect costs, plus a fixed fee or award fee. We generally recognize revenue based on the labor and non‑labor costs we incur, plus the portion of the fixed fee or award fee we have earned to date.

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

Goodwill

Goodwill represents the excess of costs over fair value of the assets of businesses we have acquired.  Goodwill acquired in a purchase business combination is not amortized, but instead, is tested for impairment at least annually in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC 350”), as amended under Accounting Standards Update 2011-08 (“ASU 2011-08”).  Our annual goodwill impairment test is conducted as of the first day of the fourth quarter of each year, however, upon the occurrence of certain triggering events, we are also required to test for impairment at dates other than the annual impairment testing date.    In performing the impairment test, we evaluate our goodwill at the reporting unit level.  Under the guidance of ASC 350, we have the option to assess either quantitative or qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying amounts.  If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts, then the next step of the impairment test is unnecessary.  If we conclude otherwise, then we are required to test goodwill for impairment under the two-step process.  The two-step process involves comparing the estimated fair value of each reporting unit to the unit’s carrying value, including goodwill.  If the carrying value of a reporting unit does not exceed its fair value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, we would then perform a second step to measure the amount of goodwill impairment loss to be recorded.

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

Pension and Postretirement Employee Benefits

The unfunded or overfunded projected benefit obligation of our defined benefit pension plans and other postretirement benefits are recorded in our consolidated financial statements using actuarial valuations that are based on many assumptions. These assumptions primarily include discount rates, rates of compensation increases for participants, mortality rates, and long‑term rates of return on plan assets. We use judgment in selecting these assumptions each year because we have to consider not only the current economic environment in each host country, but also future market trends, changes in interest rates and equity market performance. Our plan liabilities are most sensitive to changes in the discount rates, which if reduced by 25 basis points, plan liabilities for the U.S. and non‑U.S. plans would increase by approximately $9.0 million and $50.0 million, respectively. For the year ended December 25, 2015, the combined U.S. and non-U.S. pension plan benefit obligation decreased by $23.0 million primarily due to changes in the discount rate assumptions, which increased for both the U.S and Non-U.S. pension plans, as well as a change in the U.S. pension plan mortality rates, which were based on recent studies by the Society of Actuaries indicating mortality improvements.  As a result of these actuarial assumption changes, accumulated other comprehensive income within consolidated equity increased by $19.2 million.  Changes in these assumptions have an immaterial impact on our net periodic pension costs as most of our defined benefit arrangements have been closed to new entrants and ceased future accruals.  Under current accounting guidance, any increase in expense resulting from changes in assumptions is recognized over time.

Recent Accounting Standards

Refer to Recent Accounting Standards in Note 1- Summary of Business and Significant Accounting Policies to our Consolidated Financial Statements in Item 15 below.

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

Foreign currency exchange rates.  We operate in many countries around the world and as a result, are exposed to foreign currency exchange rate risk on transactions in numerous countries. We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as intercompany trade balances among our entities with differing currencies. In order to mitigate this risk, we enter into derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. As of December 25, 2015, we had derivative liabilities of $0.1 million of forward foreign exchange contracts on world currencies with varying durations, none of which extend beyond one and five years.

Interest rates.  Our interest rate exposure is primarily limited to our Credit Facility. As of December 25, 2015 the outstanding balance on the Credit Facility was $292.8 million. We have assessed the market risk exposure on this financial instrument and determined that any significant change to the fair value of this instrument would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the Credit Facility, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $2.9 million.

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

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 25, 2015.

The effectiveness of our internal control over financial reporting as of December 25, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F‑1.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 25, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information required by this item is incorporated by reference from CH2M’s definitive proxy statement for its 2016 Annual Meeting of Stockholders. Information regarding the executive officers of CH2M is presented below:

EXECUTIVE OFFICERS OF CH2M

The executive officers of CH2M are listed below, along with their ages, tenure as officer and business background for at least the last five years.

Ryan L. Beckman. Age 46.  Mr. Beckman is Vice President, Chief Accounting Officer and Controller of CH2M since March 1, 2015.  He previously served as Assistant Controller from May 2004 to February 2015.

Mark D. Fallon. Age 45. Mr. Fallon is President, Global Regions since January 2015.  He previously was the President, Facilities and Urban Environments of CH2M since June 2014 and Regional Managing Director of Europe from 2013 until June 2014.  Prior to that he served as President, Nuclear Business Group of CH2M since July 2010.  Mr. Fallon is a member of the Board of Directors of CH2M.

Jacqueline C. Hinman. Age 54. Ms. Hinman is the Chairman of the Board of Directors of CH2M since September 2014 and has been the President and Chief Executive Officer of CH2M since January 2014.  She previously served as the Senior Vice President and President of the International Division of CH2M from 2012 to 2014, and served as the President of the Facilities and Infrastructure Division from 2011 until 2012, and served as the Vice President, Major Programs and Executive Director for Mergers and Acquisitions between 2009 and 2010.

Lisa Glatch. Age 53. Ms. Glatch is the Executive Vice President of Client Solutions and Sales of CH2M since April 2014.  She previously served as Senior Vice President of Global Sales and Vice President of Denver Operations

Upstream Oil and Gas Region for Jacobs Engineering Group Inc. (engineering company) from April 2012 through March 2014.  From 1986 to 2010, Ms. Glatch was with Fluor Corporation (engineering company) serving in various capacities from 1986 through 2010 including the Senior Vice President of Energy and Chemicals from 2009 to 2010.  Ms. Glatch is a member of the Board of Directors of CH2M.

Frank C. Gross, Jr. Age 59.  Mr. Gross is Executive Vice President – Services and Risk of CH2M since May 1, 2015.  He previously served as President of Remediation and Construction Management Group at Tetra Tech (engineering company) from 2011 to 2015.  From 2008 to 2011 Mr. Gross was President of the Industrial/Process business unit at URS (engineering company), in the Energy and Construction division.

Shelette M. Gustafson. Age 51. Ms. Gustafson is the Chief Human Resources Officer of CH2M since January 2016. She joined CH2M in 2007 as a Human Resources Director and served as the Vice President, Global Human Resources Delivery from 2011 to 2015.  Ms. Gustafson came to CH2M from McDATA Corporation (technology company) where she was Director Human Resources from 2002 to 2007.

Gary L. McArthur. Age 55. Mr.  McArthur is the Executive Vice President and Chief Financial Officer of CH2M since August 2014.  Prior to joining CH2M, he served as the Chief Financial Officer of Harris Corporation (international communications and information technology company) since 2006, and in various other financial positions since 1997.

Thomas M. McCoy. Age 65. Mr. McCoy is the Executive Vice President, General Counsel and Corporate Secretary of CH2M since September 2014. Prior to joining CH2M, he was a partner in the law firm of O’Melveny & Myers since 2011 and from 1977 to 1995.  From 1995 through 2010, Mr. McCoy served first as the Senior Vice President, General Counsel and Secretary of Advance Micro Devices, Inc. (semiconductor company) and then as the Executive Vice President, Chief Legal and Administrative Officer of Advanced Micro Devices, Inc.

Gregory T. McIntyre.  Age 57.  Mr. McIntyre is the President, Global Business Groups of CH2M since January 1, 2015.  He previously was  the Corporate Vice President and Global Market President, Water Business Group in 2014 and 2015, concurrently with the President, Global Business Groups role. He previously served as the Managing Director of CH2M’s International Infrastructure business from 2012 to 2014. Prior to that role, Mr. McIntyre served as the Managing Director of Halcrow (engineering company), acquired by CH2M in 2011, and a member of its board of directors, and oversaw the integration of the Halcrow operations into CH2M. He was the Deputy Program Manager and CH2M Managing Director for CLM Delivery Partner, the delivery partner to the Olympic Delivery Authority for the London 2012 Olympics and Paralympic Games, between 2010 and 2011.  Mr. McIntyre is a member of the Board of Directors of CH2M.

There are no family relationships among the executive officers or directors of CH2M. The executive officers are elected by the Board of Directors each year and hold office until the organizational meeting of the Board in the next subsequent year and until his or her successor is chosen or until his or her earlier death, resignation or removal.

Item 11.  Executive Compensation

Information required by this item is incorporated by reference from CH2M’s definitive proxy statement for its 2016 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from CH2M’s definitive proxy statement for its 2016 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference from CH2M’s definitive proxy statement for its 2016 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services

Information required by this item is incorporated by reference from CH2M’s definitive proxy statement for its 2016 Annual Meeting of Stockholders.

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
3.1

Restated Certificate of Incorporation of CH2M HILL Companies, Ltd., as filed with the Delaware Secretary of State on February 19, 2015 (filed as Exhibit A to CH2M’s Proxy Statement on January 16, 2015, (Commission File No. 000‑27261), and incorporated herein by reference)

3.2

Certificate of Designation of Series A Preferred Stock of CH2M HILL Companies, Ltd., as filed with the Delaware Secretary of State on June 22, 2015 (filed as Exhibit 3.1 to CH2M’s Form 8‑K on June 24, 2015 (Commission File No. 000‑27261), and incorporated herein by reference)

3.3

Amended and Restated Bylaws of CH2M HILL Companies, Ltd., as amended through and including June 24, 2015 (filed as Exhibit 3.2 to CH2M’s Form 8‑K on June 24, 2015 (Commission File No. 000‑27261), and incorporated herein by reference)

+10.1

CH2M HILL Companies, Ltd. Amended and Restated Short Term Incentive Plan effective January 1, 2012 (filed as Exhibit 10.2 to CH2M’s Form 10‑Q for the quarter ended June 30, 2012 (Commission File No. 000‑27261), and incorporated herein by reference)

+10.2

CH2M HILL Companies, Ltd. Amended and Restated Long Term Incentive Plan effective January 1, 2011 (filed as Exhibit 10.3 to CH2M’s Form 10‑K for the year ended December 31, 2011 (Commission File No. 000‑27261), and incorporated herein by reference)

+10.3

CH2M HILL Companies, Ltd. Amended and Restated 2009 Stock Option Plan, effective May 7, 2012 (filed as Exhibit 10.1 to CH2M’s Form 8‑K on May 11, 2012 (Commission File No. 000‑27261), and incorporated herein by reference)

+10.4

CH2M HILL Companies, Ltd. Amended and Restated Restricted Stock Plan effective September 13, 2013 (filed as Exhibit 10.4 to CH2M’s Form 10‑K for the year end December 31, 2013 (Commission File No. 000‑27261), and incorporated herein by reference)

+10.5

CH2M HILL Companies, Ltd. Amended and Restated Deferred Compensation Plan effective November 13, 2014 (filed as Exhibit 10.5 to CH2M’s Form 10-K on February 25, 2015 (Commission File No. 000-27261), and incorporated by reference)

+10.6	CH2M HILL Companies, Ltd. Supplemental Executive Retirement and Retention Plan effective January 1, 2013 (Commission File No. 002‑27261)
+10.7

Form of Change of Control Agreement between CH2M HILL Companies, Ltd. and employee directors and executive officers (filed as Exhibit 10.1 to CH2M’s Form 8‑K on November 4, 2015, (Commission File No. 002‑27261), and incorporated herein by reference)

+10.8

CH2M HILL Companies, Ltd. Death Benefit Only Plan effective September 13, 2012 (filed as Exhibit 10.1 to CH2M’s Form 10‑Q for the quarter ended September 30, 2012 (Commission File No. 000‑27261), and incorporated herein by reference)

*+10.9	Form of Indemnification Agreement between CH2M HILL Companies, Ltd. and directors, effective as of October 1, 2015
*+10.10	Form of Indemnification Agreement between CH2M HILL Companies, Ltd. and executive officers, effective as of October 1, 2015
10.11

Contract with Neidiger, Tucker, Bruner, Inc. dated as of July 1, 2006 (filed as Exhibit 10.12 to CH2M’s Form 10‑K for the year ended December 31, 2010 (Commission File No. 000‑27261), and incorporated herein by reference

10.12

Addendum to Contract with Neidiger, Tucker, Bruner, Inc. dated as of February 11, 2011 (filed as Exhibit 10.1 to CH2M’s Form 10‑Q for the quarter ended March 31, 2011 (Commission File No. 000‑27261), and incorporated herein by reference)

10.13

Addendum to Contract with Neidiger, Tucker, Bruner, Inc. dated as of June 21, 2012 (filed as Exhibit 10.4 to CH2M’s Form 10‑Q for the quarter ended June 30, 2012 (Commission File No. 000‑27261), and incorporated herein by reference)

10.14

Addendum to Contract with Neidiger, Tucker, Bruner, Inc. dated as of June 6, 2014 (filed as Exhibit 10.1 to CH2M’s Form 10‑Q for the quarter ended June 30, 2014 (Commission File No. 000‑27261), and incorporated herein by reference)

10.15

Addendum to Contract with Neidiger, Tucker, Bruner, Inc. dated as of May 29, 2015 (filed as Exhibit 10.2 to CH2M’s Form 10‑Q for the quarter ended June 26, 2015 (Commission File No. 000‑27261), and incorporated herein by reference)

10.16

Second Amended and Restated Credit Agreement dated as of March 28, 2014, by and among CH2M HILL Companies, Ltd. and certain of its subsidiaries, Wells Fargo Bank, National Association, and other lenders as party thereto (filed as Exhibit 10.2 to CH2M’s Form 10‑Q for the quarter ended March 30, 2014 (Commission File No. 000‑27261), and incorporated herein by reference)

10.17

First Amendment to Credit Agreement dated as of September 26, 2014, by and among CH2M HILL Companies, Ltd. and certain of its subsidiaries, Wells Fargo Bank, National Association, and other lenders as party thereto (filed as Exhibit 10.2 to CH2M’s Form 10‑Q for the quarter ended September 30, 2014 (Commission File No. 000‑27261), and incorporated herein by reference)

10.18

Second Amendment to Credit Agreement dated as of March 30, 2015, by and among CH2M HILL Companies, Ltd. and certain of its subsidiaries, Wells Fargo Bank, National Association, and other lenders as party thereto (filed as Exhibit 10.1 to CH2M’s Form 10‑Q for the quarter ended March 27, 2015 (Commission File No. 000‑27261), and incorporated herein by reference)

10.19

Separation, Waiver and General Release Agreement entered into on May 29, 2015 by and between CH2M and J. Robert Berra (filed as Exhibit 10.1 to CH2M’s Form 10-Q for the quarter ended June 26, 2015 (Commission File No. 000-27261), and incorporated by reference)

10.20

Retirement Transition Agreement  between CH2M and Michael A. Szomjassy dated July 1, 2015 (filed as Exhibit 10.1 to CH2M’s Form 8-K on July 2, 2015 (Commission File No. 000-27261), and incorporated by reference

10.21

Letter Agreement dated June 24, 2015 between Jerry D. Geist and CH2M HILL Companies, Ltd. (filed as Exhibit 10.3 to CH2M’s Form 10-Q for the quarter ended June 26, 2015 (Commission File No. 000-27261), and incorporated by reference)

10.22

Retirement Transition Agreement  between CH2M and John Madia dated October 6, 2015 (filed as Exhibit 10.1 to CH2M’s Form 10-Q for the quarter ended September 25, 2015 (Commission File No. 000-27261), and incorporated by reference

*21.1	Subsidiaries of CH2M HILL Companies, Ltd.
*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
*24.1	Power of Attorney authorizing signature
*31.1	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
*31.2	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
*32.1	Written Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350)
*32.2	Written Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350)
99.1	Internal Market Rules effective November 14, 2014 (filed as Exhibit 99.1 to CH2M’s Form 10-K on February 25, 2015 (Commission File No. 000-27261), and incorporated by reference)
99.2

Subscription Agreement dated May 27, 2015 between CH2M HILL Companies, Ltd. and AP VIII CH2 Holdings, L.P. (filed as Exhibit 99.1 to CH2M’s Form 8-K on May 28, 2015 (Commission File No. 000-27261), and incorporated by reference)

99.3

Investor Rights Agreement dated June 24, 2015, among CH2M HILL Companies, Ltd. and AP VIII CH2 Holdings, L.P. (filed as Exhibit 99.1 to CH2M’s Form 8-K on June 24, 2015 (Commission File No. 000-27261), and incorporated by reference)

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*   Filed herewith

** XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

+   Indicates management contract or compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CH2M HILL Companies, Ltd.;

We have audited the accompanying consolidated balance sheets of CH2M HILL Companies, Ltd. and its subsidiaries (the Company) as of December 25, 2015 and December 31, 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 25, 2015. We also have audited the Company’s internal control over financial reporting as of December 25, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CH2M HILL Companies, Ltd. and subsidiaries as of December 25, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, CH2M HILL Companies, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 25, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Denver, Colorado

February 22, 2016

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheet

(Dollars in thousands)

	December 25,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$197,021	$131,477
Receivables, net—
Client accounts	739,532	697,168
Unbilled revenue	601,713	660,227
Other	17,316	22,447
Income tax receivable	19,800	31,369
Deferred income taxes	8,703	5,968
Prepaid expenses and other current assets	95,809	74,413
Total current assets	1,679,894	1,623,069
Investments in unconsolidated affiliates	84,296	94,340
Property, plant and equipment, net	203,666	258,160
Goodwill	510,985	533,975
Intangible assets, net	59,011	91,379
Deferred income taxes	246,682	250,055
Employee benefit plan assets and other	76,765	90,324
Total assets	2,861,299	2,941,302
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long‑term debt	$2,069	$5,028
Accounts payable and accrued subcontractor costs	504,098	530,822
Billings in excess of revenue	302,647	336,063
Accrued payroll and employee related liabilities	328,585	289,330
Other accrued liabilities	338,926	406,991
Total current liabilities	1,476,325	1,568,234
Long-term employee related liabilities	599,033	671,581
Long-term debt	299,593	508,021
Other long-term liabilities	109,017	105,898
Total liabilities	2,483,968	2,853,734
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized of which 10,000,000 are designated as Series A; 3,214,400 issued and outstanding at December 31, 2015 and none issued or outstanding as of December 31, 2014	32	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 26,282,913 and 27,323,570 issued and outstanding at December 25, 2015 and December 31, 2014, respectively	263	273
Additional paid‑in capital	125,381	—
Retained earnings	561,213	484,842
Accumulated other comprehensive loss	(274,704)	(272,357)
Total CH2M common stockholders’ equity	412,185	212,758
Noncontrolling interests	(34,854)	(125,190)
Total stockholders' equity	377,331	87,568
Total liabilities and stockholders’ equity	$2,861,299	$2,941,302

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands except per share amounts)

	December 25,	December 31,	December 31,
	2015	2014	2013
Gross revenue	$5,361,505	$5,413,469	$5,877,819
Equity in earnings of joint ventures and affiliated companies	46,765	54,918	54,010
Operating expenses:
Direct cost of services	(4,343,156)	(4,643,540)	(4,686,005)
Selling, general and administrative	(930,273)	(1,093,121)	(1,053,462)
Impairment losses on goodwill and intangibles	—	(73,312)	—
Operating income (loss)	134,841	(341,586)	192,362
Other income (expense):
Interest income	211	704	1,742
Interest expense	(14,551)	(14,926)	(12,244)
Income (loss) before (provision) benefit for income taxes	120,501	(355,808)	181,860
(Provision) benefit for income taxes	(28,384)	37,206	(50,708)
Net income (loss)	92,117	(318,602)	131,152
Less: (Income) loss attributable to noncontrolling interests	(11,714)	137,065	(12,818)
Net income (loss) attributable to CH2M	$80,403	$(181,537)	$118,334
Net income (loss) attributable to CH2M per common share:
Basic	$2.62	$(6.42)	$4.00
Diluted	$2.61	$(6.42)	$3.96
Weighted average number of common shares:
Basic	27,119,498	28,256,864	29,612,309
Diluted	27,181,179	28,256,864	29,889,844

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	December 25,	December 31,	December 31,
	2015	2014	2013
Net income (loss)	$92,117	$(318,602)	$131,152
Other comprehensive loss:
Foreign currency translation adjustments	(32,181)	(23,903)	(4,596)
Benefit plan adjustments, net of tax	29,834	(109,279)	(3,053)
Unrealized (loss) gain on available-for-sale securities:
Loss on available-for-sale securities and other, net of tax	—	(27)	(642)
Less: reclassification adjustment for gains included in net income, net of tax	—	(185)	—
Other comprehensive loss	(2,347)	(133,394)	(8,291)
Comprehensive income (loss)	89,770	(451,996)	122,861
Less: comprehensive income (loss) attributable to noncontrolling interests	11,714	(137,065)	12,818
Comprehensive income (loss) attributable to CH2M	$78,056	$(314,931)	$110,043

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interest	Equity
Balance at December 31, 2012	—	$—	29,845,190	$298	$—	$734,033	$(130,671)	$13,048	$616,708
Net income	—	—	—	—	—	118,334	—	12,818	131,152
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	—	—	—	—	(4,597)	1	(4,596)
Benefit plan adjustments, net of tax	—	—	—	—	—	—	(3,053)	—	(3,053)
Unrealized loss on equity investments, net of tax	—	—	—	—	—	—	(642)	—	(642)
Distributions to affiliates, net	—	—	—	—	—	—	—	(7,703)	(7,703)
Shares issued in connection with stock based compensation and employee benefit plans	—	—	1,115,748	11	64,572	—	—	—	64,583
Shares purchased and retired	—	—	(2,178,661)	(21)	(64,572)	(89,272)	—	—	(153,865)
Balance at December 31, 2013	—	$—	28,782,277	$288	$—	$763,095	$(138,963)	$18,164	$642,584
Net loss	—	—	—	—	—	(181,537)	—	(137,065)	(318,602)
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	—	—	—	—	(23,903)	—	(23,903)
Benefit plan adjustments, net of tax	—	—	—	—	—	—	(109,279)	—	(109,279)
Unrealized loss on equity investments, net of tax	—	—	—	—	—	—	(27)	—	(27)
Reclassification adjustment for gains included in net income, net of tax	—	—	—	—	—	—	(185)	—	(185)
Distributions to affiliates, net	—	—	—	—	—	—	—	(6,289)	(6,289)
Shares issued in connection with stock based compensation and employee benefit plans	—	—	934,514	9	48,949	—	—	—	48,958
Shares issued in connection with purchase of TERA Environmental Consultants	—	—	170,088	2	10,829	—	—	—	10,831
Shares purchased and retired	—	—	(2,563,309)	(26)	(59,778)	(96,716)	—	—	(156,520)
Balance at December 31, 2014	—	—	27,323,570	273	—	484,842	(272,357)	(125,190)	87,568
Net income	—	—	—	—	—	80,403	—	11,714	92,117
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	—	—	—	—	(32,181)	—	(32,181)
Benefit plan adjustments, net of tax	—	—	—	—	—	—	29,834	—	29,834
Investments in affiliates, net	—	—	—	—	—	—	—	78,622	78,622
Shares issued in connection with stock based compensation and employee benefit plans	—	—	607,846	6	32,968	—	—	—	32,974
Series A Preferred Stock issued for cash	3,214,400	32	—	—	191,645	—	—	—	191,677
Shares purchased and retired	—	—	(1,648,503)	(16)	(99,232)	(4,032)	—	—	(103,280)
Balance at December 25, 2015	3,214,400	$32	26,282,913	$263	$125,381	$561,213	$(274,704)	$(34,854)	$377,331

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For The Years Ended
	December 25,	December 31,	December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$92,117	$(318,602)	$131,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,430	89,341	74,533
Stock‑based employee compensation	32,975	48,958	50,682
(Gain) loss on disposal of property, plant and equipment	(3,823)	(660)	5,039
Gain on termination of lease obligation	—	—	(15,468)
Loss on goodwill and intangible impairment	—	73,312	—
Allowance for uncollectible accounts	2,013	2,582	4,487
Deferred income taxes	(5,274)	(62,500)	31,908
Undistributed earnings from unconsolidated affiliates	(46,765)	(54,918)	(54,010)
Distributions of income from unconsolidated affiliates	53,313	52,909	54,332
Contributions to defined benefit pension plans	(37,100)	(38,327)	(31,309)
Changes in assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	(15,553)	13,601	(42,183)
Prepaid expenses and other	(11,011)	(6,829)	(8,076)
Accounts payable and accrued subcontractor costs	(21,355)	73,289	(100,885)
Billings in excess of revenues	(26,373)	(13,429)	(14,584)
Accrued payroll and employee related liabilities	46,011	(41,644)	5,630
Other accrued liabilities	(57,881)	219,290	(32,378)
Current income taxes	9,880	(16,238)	(9,789)
Long‑term employee related liabilities and other	21,691	32,663	44,161
Net cash provided by operating activities	105,295	52,798	93,242
Cash flows from investing activities:
Capital expenditures	(33,423)	(74,863)	(93,157)
Acquisitions, net of cash acquired	—	(87,607)	—
Investments in unconsolidated affiliates	(30,392)	(16,477)	(41,114)
Distributions of capital from unconsolidated affiliates	31,420	14,280	70,663
Proceeds from sale of operating assets	40,952	1,875	5,692
Other investing activities	—	864	—
Net cash provided by (used in) investing activities	8,557	(161,928)	(57,916)
Cash flows from financing activities:
Borrowings on long‑term debt	2,350,385	1,882,655	1,662,136
Payments on long‑term debt	(2,561,919)	(1,760,670)	(1,523,190)
Repurchases and retirements of common stock	(96,301)	(164,343)	(146,044)
Payment on termination of lease obligation	—	—	(27,033)
Acquisition payments	—	—	(2,670)
Proceeds from issuance of preferred stock	191,677	—	—
Excess tax (costs) benefits from stock‑based compensation	(6,980)	7,628	6,083
Net contributions from (distributions to) noncontrolling interests	78,622	(6,289)	(7,703)
Net cash used in financing activities	(44,516)	(41,019)	(38,421)
Effect of exchange rate changes on cash	(3,792)	(12,635)	(13,282)
Increase (Decrease) in cash and cash equivalents	65,544	(162,784)	(16,377)
Cash and cash equivalents, beginning of year	131,477	294,261	310,638
Cash and cash equivalents, end of year	$197,021	$131,477	$294,261
Supplemental disclosures:
Cash paid for interest	$14,375	$15,169	$12,122
Cash paid for income taxes	$24,391	$30,070	$6,253

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

Basic Presentation and Principles of Consolidation

The consolidated financial statements (referred to herein as “financial statements”) are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of CH2M and all of its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. Partially owned affiliates and joint ventures are evaluated for consolidation. The consolidated financial statements include the accounts of all joint ventures in which the Company is the primary beneficiary.

The equity method of accounting is used for investments in companies which we do not control. Our consolidated net income includes our proportionate share of the net income or loss of these companies. The cost method of accounting is used for our investments in companies that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. These investments are recorded at cost.

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

Change in Fiscal Year End

On March 30, 2015, in order to accommodate our financial accounting systems and the timely gathering and reporting of financial information, we changed our reporting period from a calendar year ending on December 31 of each year to a fiscal year ending on the last Friday of December of each year. Our fiscal quarters also end on the last Friday of March, June, and September. This change has been retroactively applied as if it was adopted as of January 1, 2015. The change in fiscal year-end did not have a material effect on the comparability of the periods presented.

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

Below is a description of the three basic types of contracts from which we may earn revenue using the percentage‑of‑completion method:

Cost‑Plus Contracts.  Cost‑plus contracts can be cost plus a fixed fee or rate, or cost plus an award fee. Under these types of contracts, we charge our clients for our costs, including, both direct and indirect costs, plus a fixed fee or award fee. We generally recognize revenue based on the labor and non‑labor costs we incur, plus the portion of the fixed fee or award fee we have earned to date.

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

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based on unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based on significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. In 2015, we modified the manner in which we applied Level 1, 2, and 3 inputs to the assets included in our pension plans (refer to Note 16 – Employee Retirement Plans). However, other than that change in application, there were no significant transfers between levels during the year ended December 25, 2015.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Cash and Cash Equivalents

Highly liquid investments with original short‑term maturities of less than three months are considered cash equivalents in the consolidated balance sheets and statements of cash flows. We maintain a domestic cash management system which provides for cash sufficient to satisfy financial obligations as they are submitted for payment and any excess cash in domestic bank accounts is applied against any outstanding debt held under our credit facility described below.  If there is no balance outstanding on the credit facility, we invest cash in excess of this amount in money market funds. In addition, cash and cash equivalents on our consolidated balance sheets include cash held within our consolidated joint venture entities which is used for operating activities of those joint ventures. As of December 25, 2015 and December 31, 2014 cash and cash equivalents held in our consolidated joint ventures and reflected on the consolidated balance sheets totaled $95.4 million and $45.4 million, respectively.

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

Depreciation for owned property is based on the estimated useful lives of the assets using the straight‑line method for financial statement purposes. Useful lives for buildings and land improvements range from 12 to 20 years. Furniture and fixtures, computers and office equipment, and field equipment are depreciated over their useful lives from

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3 to 10 years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.

Goodwill

Goodwill represents the excess of costs over fair value of the assets of businesses we have acquired.  Goodwill acquired in a purchase business combination is not amortized, but instead, is tested for impairment at least annually in accordance with the provisions of the FASB ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), as amended.  Our annual goodwill impairment test is conducted as of the first day of the fourth quarter of each year, however, upon the occurrence of certain triggering events, we are also required to test for impairment at dates other than the annual impairment testing date.    In performing the impairment test, we evaluate our goodwill at the reporting unit level.  Under the guidance of ASC 350, we have the option to assess either quantitative or qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying amounts.  If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts, then the next step of the impairment test is unnecessary.  If we conclude otherwise, then we are required to test goodwill for impairment under the two-step process.  The two-step process involves comparing the estimated fair value of each reporting unit to the unit’s carrying value, including goodwill.  If the carrying value of a reporting unit does not exceed its fair value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its estimated fair value, we would then perform a second step to measure the amount of goodwill impairment loss to be recorded.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and benefit plan adjustments. These components are included in the consolidated statements of stockholders’ equity and consolidated statements of comprehensive income. Taxes are not provided on the foreign currency translation gains and losses as deferred taxes are not provided on the unremitted earnings of the foreign subsidiaries to which they relate.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the year ended December 25, 2015, changes to accumulated other comprehensive loss are as follows:

($ in thousands)
Benefit plans:
Balance at beginning of year	$(255,503)
Reclassification adjustment	19,243
Other comprehensive loss recognized during the year	10,591
Balance at end of year	$(225,669)
Foreign currency translation:
Balance at beginning of year	$(16,854)
Other comprehensive loss recognized during the year	(32,181)
Balance at end of year	$(49,035)

Other comprehensive loss related to our benefit plans includes pretax reclassification adjustments of $31.0 million ($19.2 million, net of tax) for the year ended December 25, 2015 and is recognized in the direct cost of services and the selling, general and administrative lines of our consolidated statements of operations.

Derivative instruments

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates on our earnings and cash flows. We are primarily subject to this risk on long-term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as intercompany trade balances among entities with differing currencies. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value on the consolidated balance sheets in other receivables or accounts payable and accrued subcontractor costs as applicable. The periodic change in the fair value of the derivative instruments is recognized in earnings within selling, general and administrative expense.

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

Recent Accounting Standards

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments issued with this ASU require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this Update. This ASU will be effective for our reporting periods beginning after December 15, 2017, with early adoption is permitted. We believe this standard’s impact on CH2M will be limited to equity

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

securities currently accounted for under the cost method of accounting, which as of December 25, 2015 are valued at $3.5 million within investments in unconsolidated affiliates on the consolidated balance sheet. We do not expect the adoption of this standard to have a material impact on our consolidated statement of operations.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets are classified as noncurrent in a classified statement of financial position. This simplification does not affect the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount. This ASU will be effective for our reporting periods beginning after December 15, 2017, with early adoption is permitted.  As of December 25, 2015, we have a current deferred tax asset of $8.7 million reflected on our consolidated balance sheet.

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

(2) Changes in Project-Related Estimates

In 2014, we experienced cost growth on a Transportation fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States.  The effect of these changes in estimates resulted in a charge to operations totaling $38.7 million for the year ended December 31, 2014, which included both the reversal of previously recognized profits as well as the recording of the estimated total loss on the project at completion. In 2015, additional increases to the cost estimates were identified primarily caused by design delays for a water main relocation, the discovery of extremely hard and abrasive rock during construction, differing site conditions, unidentified and mislocated utilities, client requested changes, labor supply challenges in the Central Texas construction market, lower than expected labor productivity, and severe adverse weather delays.  These unforeseen and unexpected changes resulted in the recording of additional project losses of $93.6 million in the year ended December 25, 2015.  On December 17, 2015, our client claimed we were in default of our obligations under the design-build contract and issued a letter of default that triggered a cure period under the contract.  On February 9, 2016, within the cure period, CH2M and the client reached an agreement whereby, upon adherence to schedule metrics and revised completion dates, the client agreed to withdraw the notice of default.  CH2M will seek resolution of outstanding claims through a contractual dispute resolution board (“DRB”), whereby each party will present its position and the DRB will render a finding regarding the merits of each claim.  At this time it is not possible to estimate the recoveries that might be achieved through the DRB process. We may incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss or if our plans to meet our revised schedule are not achieved resulting in liquidated damages under our contract. These potential changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Within our Power segment, we are involved in a fixed-price EPC project in Australia through a consolidated joint venture partnership with an Australian construction contractor to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia.  As of December 25, 2015, the total contract value of the joint venture project was approximately $525.0 million, and the project was approximately 65% complete, with engineering and procurement nearing completion and construction activities ongoing. Due to a variety of issues related to the joint venture scope of work identified, we recognized changes in estimated contract costs that resulted in a charge to operations of $280.0 million during 2014, which represents the total expected loss of the joint venture project at completion. Our portion of the loss, which was recorded in 2014, totaled $140.0 million.  In the fourth quarter of 2015, management was able to reach an agreement with the client to settle certain claims to recover costs and extend the amount of time allowed to complete interim delivery milestones for the project.  At that time, the total estimated costs to complete the project were reviewed by project team and increased to reflect the agreed upon schedule and deliverables of the job.  These revisions to expected project costs largely offset the cost recoveries received from the settlement, and, as a result,  no change to the loss provision was made in 2015.  While management believes the current costs estimate-to-complete the project represents the best estimate at this time, there is a significant amount of work that still needs to be performed on the project before achieving substantial completion.  Thus there can be no assurance that additional cost growth will not occur.

During 2014, we experienced significant cost growth on a fixed-price Power contract to design and construct a new power generation facility in the northeastern United States. These increases in costs resulted from multiple sources including a substantial decline in union labor productivity, poor subcontractor performance and the impacts of schedule delays caused by the above items and severe weather in the northeastern United States. The effect of these changes in estimates resulted in a charge to operations totaling $64.4 million in the year ended December 31, 2014.  There were no additional charges to operations in the year ended December 25, 2015 as the project achieved substantial completion in 2014.

All reserves for project related losses are included in other current liabilities and totaled $152.6 million and $222.4 million as of December 25, 2015 and December 31, 2014, respectively.  Of the amount included in the December 25, 2015 balance, $44.4 million relates to accrued project losses attributable to, and payable by, the noncontrolling joint venture partner.

(3) Preferred Stock Issuance

As of December 25, 2015, the Company had 50,000,000 shares of preferred stock, $0.01 par value, authorized.  On June 22, 2015, the Company designated 10,000,000 shares as Series A Preferred Stock with an original issue price of $62.22 under the Certificate of Designation.  On June 24, 2015, the Company entered into an Investor Rights Agreement (“Investor Rights Agreement”) in connection with the sale and issuance of an aggregate of 3,214,400 shares of Series A Preferred Stock for an aggregate purchase price of $200.0 million in a private placement to a subsidiary owned by investment funds affiliated with Apollo Global Management, LLC together with its subsidiaries, “Apollo”. Total proceeds from the preferred stock offering were $191.7 million, net of issuance costs of $8.3 million. The sale occurred in connection with the Initial Closing (“Initial Closing”) pursuant to the Subscription Agreement entered into by the Company and Apollo on May 27, 2015 (“Subscription Agreement”).  Subject to the conditions within the Subscription Agreement, Apollo will purchase an additional 1,607,200 shares of Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million in a second closing which will occur on the one-year anniversary of the Initial Closing or upon the earlier election of the Company.

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

Voting Rights.  Each holder of outstanding shares of Series A Preferred Stock is entitled to vote with the holders of outstanding shares of Common Stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company. Each outstanding share of Series A Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock into which it is convertible.  Additionally, pursuant to the Investor

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Rights Agreement, for so long as Apollo continues to hold a minimum required number of the shares of Series A Preferred Stock, Apollo also will have the right to designate two directors to the Board of Directors of the Company.

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

Our financial statements include the accounts of our joint ventures when the joint ventures are variable interest entities (“VIE”) and we are the primary beneficiary or those joint ventures that are not VIEs yet we have a controlling interest. We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a VIE. A qualitative assessment begins with an understanding of the nature of the risks associated with the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination is made of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Most of the VIEs with which our Company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. As of December 25, 2015 and December 31, 2014, total assets of joint ventures that were consolidated were $224.6 million and $99.9 million, respectively, and liabilities were $289.3 million and $344.8 million, respectively.  Gross revenue of joint ventures that were consolidated were $533.0 million, $365.9 million, and $340.5 million for the years ended December 25, 2015, December 31, 2014 and December 31, 2013, respectively. These assets and liabilities consist almost entirely of working capital accounts associated with the

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

performance of an Australian fixed-price Power project being executed with a consolidated joint venture and an Environment and Nuclear consolidated joint venture consulting project in Canada.

In determining whether we have a controlling interest in a joint venture that is not a VIE and the requirement to consolidate the accounts of the entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partnership/members.

We held investments in unconsolidated VIEs and equity method investments of $84.3 million and $94.3 million for the years ended December 25, 2015 and December 31, 2014, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of operations. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus our portion of the entities’ undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

Summarized financial information for our unconsolidated VIEs and equity method investments as of and for the years ended is as follows:

	December 25,	December 31,
($ in thousands)	2015	2014
Financial Position:
Current assets	$569,224	$542,035
Noncurrent assets	22,333	102,771
Total assets	$591,557	$644,806
Current liabilities	$383,887	$405,604
Noncurrent liabilities	1,566	1,775
Partners’/Owners’ equity	206,104	237,427
Total liabilities and equity	$591,557	$644,806
CH2M’s share of equity	$84,296	$94,340

	December 25,	December 31,	December 31,
($ in thousands)	2015	2014	2013
Results of Operations:
Revenue	$2,382,854	$2,514,461	$2,515,747
Direct costs	(2,177,271)	(2,297,607)	(2,305,945)
Gross margin	205,583	216,854	209,802
Selling, general and administrative expenses	(55,250)	(39,981)	(37,880)
Operating income	150,333	176,873	171,922
Other loss, net	(4,620)	(3,663)	(6,024)
Net income	$145,713	$173,210	$165,898
CH2M’s share of net income	$46,765	$54,918	$54,010

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

We have the following significant investments in unconsolidated VIEs and equity method investments companies as of December 25, 2015:

% Ownership
Domestic:
Americas Gateway Builders	40.0%
CH2M/WG Idaho, LLC	50.5%
Clark-Nexsen/CH2M HILL-Norfolk	50.0%
Coastal Estuary Services LLC	49.9%
Kaiser-Hill Company, LLC	50.0%
National Security Technologies, LLC	10.0%
Savannah River Remediation LLC	15.0%
URS/CH2M OAK RIDGE LLC (UCOR)	45.0%
Washington Closure LLC (River Corridor)	30.0%
Foreign:
A-One+	33.3%
Broadlands Environmental Services	10.0%
C2V+	50.0%
Cavendish Dounreay Partnership LTD	30.0%
CH2M HILL - MACE Joint Venture	51.0%
CH2M Olayan	49.0%
CH2M HILL BECA, Ltd.	50.0%
CH2M HILL-KUNWON PMC	54.0%
CHT JV	50.0%
Consorcio Integrador Rio de Janeiro	49.0%
Consórcio Sondotécnica-Cobrape-CH2M	25.0%
CPG Consultants- CH2M NIP JV	50.0%
HWC Treatment Program Alliance Joint Venture	50.0%
OMI Beca Ltd.	50.0%
SMNM-VECO JV	50.0%
Sydney Water Corporation-Odour Program Mgmt Alliance	50.0%

(5) Property, Plant and Equipment

Property, plant and equipment consists of the following as of:

	December 25,	December 31,
($ in thousands)	2015	2014
Land	$5,021	$21,044
Buildings and land improvements	67,631	98,972
Furniture and fixtures	25,332	27,531
Computers and office equipment	158,399	158,022
Field equipment	138,721	140,542
Leasehold improvements	65,734	80,871
	460,838	526,982
Less: accumulated depreciation	(257,172)	(268,822)
Net property, plant and equipment	$203,666	$258,160

Depreciation expense is reflected in the consolidated statements of operations totaled $47.3 million, $43.1 million, and $39.1 million for the years ended December 25, 2015, December 31, 2014 and December 31, 2013,

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

respectively.

During the year ended December 25, 2015, we sold properties in the northwestern United States and in Canada, which had a combined net book value of $15.2 million at the time of disposal.  In addition, during the year ended December 25, 2015, we sold office buildings in our Europe region and in the northwestern United States with a combined net book value of $18.7 million at the time of disposal.  Both of these office buildings were subsequently leased back from the new owner under an operating lease arrangement.

(6) Receivables

Receivables are stated at net realizable values and consist of receivables billed to clients as well as receivables for which revenue has been earned but has not yet been billed. The U.S. federal government and agencies regulated by the U.S. federal government accounted for approximately 10% and 12% of our net receivables at December 25, 2015 and December 31, 2014, respectively. No other customer exceeded 10% of total receivables at December 25, 2015 or December 31, 2014.

The change in the allowance for uncollectible accounts consists of the following for the years ended:

	December 25,	December 31,
($ in thousands)	2015	2014
Balance at beginning of year	$8,360	$8,417
Provision charged to expense	2,013	2,582
Accounts written off	(1,573)	(1,549)
Other	(1,368)	(1,090)
Balance at end of year	$7,432	$8,360

(7) Acquisitions

On April 4, 2014, we acquired certain agreed upon assets and liabilities of TERA Environmental Consultants (“TERA”) for consideration of $119.6 million.  TERA was an employee-owned environmental consulting firm headquartered in Canada specializing in environmental assessment, planning, siting, permitting, licensing, and related services for the pipeline, electrical transmission, and oil and gas industries. TERA’s operations are reported in the consolidated financial statements within the Environment and Nuclear business group and generated approximately $69.2 million of revenue and $9.2 million of operating income for the year ended December 25, 2015 and approximately $84.6 million of revenue and $10.6 million of operating income for the year ended December 31, 2014.

(8) Goodwill and Intangible Assets

Our annual goodwill impairment test is conducted as of the first day of the fourth quarter of each year. There were no triggering events during the year ended December 25, 2015 that would require us to initiate a goodwill impairment test at a date other than the annual impairment testing date.  We identified nine reporting units relevant to our annual impairment review. In selecting these reporting units, we considered (i) whether an operating segment or a component of an operating segment is a business, (ii) whether discrete financial information is available, (iii) whether the financial information is regularly reviewed by management of the operating segment, and (iv) how the operations are managed or how an acquired entity is integrated in the business operations. Based upon this evaluation, we determined that we have the following reporting units:

•	Environmental (Environment and Nuclear segment)
•	Government Facilities and Infrastructure (Environment and Nuclear segment)
•	Industrial and Advanced Technology (Industrial and Urban Environments segment)

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

•	Nuclear (Environment and Nuclear segment)
•	Oil, Gas and Chemicals (Oil, Gas and Chemicals segment)
•	Power EPC (Power segment)
•	Transportation (Transportation segment)
•	Urban Environments and Sports (Industrial and Urban Environments segment)
•	Water (Water segment)

After completing step one of the annual impairment test, we determined that the carrying value of each reporting unit did not exceed its respective fair value; therefore, the second step of the impairment test was unnecessary. As a result, no impairment charge was recorded for the year ended December 25, 2015.  No impairment of identifiable intangibles was incurred in the year ended December 25, 2015.

For the year ended December 31, 2014, we recorded a goodwill impairment charge of $64.2 million, of which $36.4 million related to our Power EPC reporting unit and $27.8 million related to our Industrial and Advanced Technology and Urban Environments and Sports reporting units.  Additionally, for the year ended December 31, 2014 we identified an impairment in our tradename intangibles of $9.1 million related to our Power EPC reporting unit.

The following table presents the changes in goodwill by segment during the years ended December 25, 2015 and December 31, 2014:

	Environment and Nuclear	Industrial and Urban Environments	Oil, Gas and Chemicals	Transportation	Water	Power	Consolidated Total
($ in thousands)
Balance as of December 31, 2013	$29,677	$27,850	$93,242	$308,050	$78,164	$36,504	$573,487
Foreign currency translation	(1,304)	(84)	-	(14,901)	(3,766)	(105)	(20,160)
Acquisitions	44,813	-	-	-	-	-	44,813
Impairment charge	-	(27,766)	-	-	-	(36,399)	(64,165)
Balance as of December 31, 2014	$73,186	$-	$93,242	$293,149	$74,398	$-	$533,975
Foreign currency translation	(8,422)	-	-	(11,629)	(2,939)	-	(22,990)
Balance as of December 25, 2015	$64,764	$-	$93,242	$281,520	$71,459	$-	$510,985

The following table presents the changes in intangible assets by segment for the years ended December 25, 2015 and December 31, 2014:

	Environment and Nuclear	Industrial and Urban Environments	Oil, Gas and Chemicals	Transportation	Water	Power	Consolidated Total
($ in thousands)
Balance as of December 31, 2013	$4,974	$6,539	$7,853	$54,332	$14,172	$8,788	$96,658
Acquisitions	55,410	-	-	-	-	-	55,410
Amortization	(15,265)	(2,430)	(6,712)	(17,100)	(4,759)	-	(46,266)
Impairment charge	-	-	-	-	-	(9,147)	(9,147)
Foreign currency translation	(2,766)	(1,925)	(1,141)	1,068	(871)	359	(5,276)
Balance as of December 31, 2014	$42,353	$2,184	$-	$38,300	$8,542	$-	$91,379
Amortization	(6,383)	(855)	-	(14,492)	(3,345)	-	(25,075)
Foreign currency translation	(5,874)	(70)	-	(1,077)	(272)	-	(7,293)
Balance as of December 25, 2015	$30,096	$1,259	$-	$22,731	$4,925	$-	$59,011

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Intangible assets with finite lives consist of the following:

		Accumulated	Net finite‑lived
($ in thousands)	Cost	Amortization	intangible assets
December 25, 2015
Contracted backlog	$86,806	$(86,806)	$—
Customer relationships	187,580	(128,655)	58,925
Tradename	4,499	(4,413)	86
Total finite‑lived intangible assets	$278,885	$(219,874)	$59,011
December 31, 2014
Contracted backlog	$89,313	$(84,349)	$4,964
Customer relationships	197,910	(111,970)	85,940
Tradename	4,791	(4,316)	475
Total finite‑lived intangible assets	$292,014	$(200,635)	$91,379

All intangible assets are being amortized over their expected lives of between two and ten years. Amortization expense reflected in the consolidated statements of operations totaled $25.1 million, $46.2 million and $35.4 million for the years ended December 25, 2015, December 31, 2014 and December 31, 2013, respectively. Our intangible assets are expected to be fully amortized in 2024.

At December 25, 2015, the future estimated amortization expense related to these intangible assets is (in thousands):

Year Ending:
2016	$19,142
2017	17,809
2018	4,117
2019	3,384
2020	3,384
Thereafter	11,175
$59,011

(9) Fair Value of Financial Instruments

Cash and cash equivalents, client accounts receivable, unbilled revenue, accounts payable and accrued subcontractor costs and billings in excess of revenue are carried at cost, which approximates fair value due to their short maturities. Fair value of long‑term debt, including the current portion, is estimated based on Level 2 inputs, except the amount outstanding on the revolving credit facility for which the carrying value approximates fair value. Fair value is determined by discounting future cash flows using interest rates available for issues with similar terms and average maturities. The estimated fair values of our financial instruments where carrying values do not approximate fair value are as follows for the years ended December 25, 2015 and December 31, 2014:

	2015		2014
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$—	$—	$8,682	$7,925
Equipment financing	8,594	8,056	11,392	10,747

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are typically based upon Level 2 inputs including third party quotes. At December 25, 2015 and December 31, 2014, we had forward foreign exchange contracts on world currencies with varying durations, none of which extend beyond one and five years,

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

respectively. We had an insignificant amount of derivative assets and liabilities as of December 25, 2015 and December 31, 2014, respectively.  For the years ended December 25, 2015 and December 31, 2014, the changes in derivative fair values recorded in selling, general and administrative expense on the consolidated statements of operations resulted in realized and unrealized losses of $8.1 million and realized and unrealized gains of $2.9 million, respectively. For the year ended December 31, 2013, the periodic changes in the fair value of derivatives were insignificant.

(10) Revolving Credit Facility and Long‑Term Debt

On March 30, 2015, we entered into the Second Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement provides for an unsecured revolving credit facility of $1.1 billion (the “Credit Facility”), which matures on March 28, 2019 and retroactively amended the maximum consolidated leverage ratio effective January 1, 2015.  Under the terms of the Amended Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $350.0 million. The Amended Credit Agreement has a subfacility for the issuance of standby letters of credit in a face amount up to  $750.0 million and a subfacility up to $300.0 million for multicurrency borrowings.

Certain terms and conditions of our Amended Credit Agreement as of December 25, 2015 are as follows:

•

The definition of consolidated adjusted EBITDA allows the add back of cash restructuring charges in 2015 of up to $40.0 million plus a carryover of $9.6 million for cash restructuring charges incurred in year 2014;

•	The maximum consolidated leverage ratio is 3.25x for 2015 and 3.00x for 2016 and beyond;
•

Certain repurchases by CH2M of its common stock and preferred stock and payment of common stock dividends are limited to $120.0 million in 2015. For 2016 and beyond, there is no limit on repurchases of common stock offered for sale on the internal market, and there is a $100.0 million limit for other repurchases of common stock, redemption of preferred stock and common dividends, subject to pro forma leverage of 2.75x;

•	Up to 50% of the proceeds from asset sales to be utilized to repurchase common or preferred stock, subject to pro forma financial covenant compliance.

The Amended Credit Agreement contains customary representations and warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, and dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type. As of December 25, 2015, we were in compliance with the covenants required by the Amended Credit Agreement.

There were $292.8 million and $492.6 million in borrowings outstanding on the Credit Facility for the years ended December 25, 2015 and December 31, 2014, respectively. The average rate of interest charged on that balance was 1.57% as of December 25, 2015. The company-wide issued and outstanding letters of credit and bank guarantee facilities were $145.5 million and $199.3 million for the years ended December 25, 2015 and December 31, 2014, respectively. The remaining unused borrowing capacity under the Credit Facility was approximately $530.0 million as of December 25, 2015.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Our nonrecourse and other long‑term debt consist of the following for the years ended:

	December 25,	December 31,
($ in thousands)	2015	2014
Revolving credit facility, average rate of interest of 1.57%	$292,783	$492,551
Mortgage notes payable in monthly installments secured by real estate, rent and leases. These notes bore interest ranging from 5.35% and 6.59% and were fully repaid in 2015	—	8,682
Equipment financing, due in monthly installments to September 2021, secured by equipment. These notes bear interest ranging from 0.22% to 3.29%	8,594	11,392
Other notes payable	285	424
Total debt	$301,662	$513,049
Less: current portion of debt	2,069	5,028
Total long-term portion of debt	$299,593	$508,021

At December 25, 2015, future principal payments on long‑term debt are as follows (in thousands):

Year Ending:
2016	$2,069
2017	1,861
2018	1,885
2019	294,162
2020	1,219
Thereafter	466
$301,662

(11) Operating Lease Obligations

We have entered into certain noncancellable leases, which are being accounted for as operating leases. At December 25, 2015, future minimum lease payments, without consideration of sublease income, are as follows (in thousands):

Year Ending:
2016	$94,931
2017	82,974
2018	72,234
2019	59,885
2020	46,700
Thereafter	253,946
$610,670

Rental expense charged to operations, net of sublease income, was $118.1 million,  $121.1 million, and $121.2 million during the years ended December 25, 2015, December 31, 2014 and December 31, 2013, respectively, including amortization of a deferred gain of $3.9 million, which was primarily related to the sale‑leaseback of our corporate offices. Certain of our operating leases contain provisions for a specific rent‑free period and escalation clauses. We accrue rental expense during the rent‑free period based on total expected rent payments to be made over the life of the related lease.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes

Income before provision for income taxes for the years ended December 25, 2015, December 31, 2014 and December 31, 2013 consists of the following:

($ in thousands)	2015	2014	2013
U.S. (loss) income	$79,058	$(161,951)	$129,049
Foreign income	29,729	(56,792)	39,993
Income before taxes	$108,787	$(218,743)	$169,042

The provision for income taxes for the years ended December 25, 2015, December 31, 2014 and December 31, 2013 consists of the following:

($ in thousands)	2015	2014	2013
Current income tax expense:
Federal	$5,138	$17,660	$(3,601)
Foreign	15,356	14,318	22,475
State and local	8,076	(1,801)	(2,656)
Total current income tax expense	28,570	30,177	16,218
Deferred income tax expense/(benefit):
Federal	7,864	(52,852)	29,991
Foreign	(7,138)	(10,271)	(2,837)
State	(912)	(4,260)	7,336
Total deferred income tax benefit	(186)	(67,383)	34,490
Total income tax expense	$28,384	$(37,206)	$50,708

The reconciliations of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate for the years ended December 25, 2015, December 31, 2014 and December 31, 2013 are as follows:

($ in thousands)	2015	2014	2013
Pretax income	$108,787	$(218,743)	$169,042
Federal statutory rate	35%	35%	35%
Expected tax expense	38,075	(76,560)	59,165
Reconciling items:
State income taxes, net of federal benefit	5,000	(11,498)	8,076
Compensation
Non-deductible goodwill impairment	—	8,881	—
Section 199- domestic manufacturer deduction	—	—	(3,591)
Non-taxable reversal of purchase accounting accrual	—	(5,459)	—
Tax effect of noncontrolling interests	(3,205)	(1,557)	(3,488)
Permanent expenses	27,138	16,221	38,999
Foreign tax rate differential	(10,636)	10,765	(12,554)
Tax credits	(8,281)	(19,278)	(36,948)
Change in valuation allowance	3,146	35,993	(1,127)
Change in uncertain tax positions	(23,434)	16,550	—
Other	581	(11,264)	2,176
(Benefit) provision for income taxes	$28,384	$(37,206)	$50,708

The effective tax rate for the year ended December 25, 2015 was 26.1% compared to benefit of 17.0% for the same period in the prior year. The effective tax rate in 2015 is lower than the expected statutory rate due to the impacts

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

from the settlements of various income examinations including accrued interest, offset by an increase in valuation allowance on deferred tax assets and revaluation of deferred tax assets as a result of a decrease in our effective state rate.  In 2015, the Company recognized a $6.5 million benefit from the settlement of federal income tax examinations for the years 2011-2012 and state of California income tax examinations for the years 2007-2011.  These benefits were partially offset by the reduction in our US statutory state tax rate which reduced our beginning of year deferred tax asset balance resulting in an impact of $5.7 million.  Our effective tax rate continues to be negatively impacted by the effects of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation and the disallowed portions of meals and entertainment expenses

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 25, 2015 and December 31, 2014 are as follows:

($ in thousands)	2015	2014
Deferred tax assets:
Net foreign operating loss carryforwards	$121,599	$167,061
Deferred gain, insurance and other	62,684	90,146
Credit carryovers	71,458	53,225
Accrued employee benefits	239,677	260,026
Total deferred tax assets	495,418	570,458
Valuation allowance	(210,391)	(269,176)
Net deferred tax assets	285,027	301,282
Deferred tax liabilities:
Investments in affiliates	(6,882)	(14,318)
Depreciation and amortization	(22,760)	(30,941)
Net deferred tax liabilities	(29,642)	(45,259)
Net deferred tax assets	$255,385	$256,023

A valuation allowance is required to be established for those deferred tax assets where it is more likely than not that they will not be realized. The above valuation allowances relate primarily to operating loss carryforwards from foreign operations, foreign tax credit, and employee benefits of $112.1 million and $485.6 million for the years ended December 25, 2015 and December 31, 2014, respectively. The foreign net operating losses can be carried forward for varying terms depending on the foreign jurisdiction between three years and an unlimited carry forward period. There is $69.0 million of foreign tax credit available for carryforward through the years 2019-2025.

Undistributed earnings of our foreign subsidiaries amounted to approximately $341.8 million at December 25, 2015. These earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Determining the tax liability that would arise if these earnings were repatriated is not practical. At December 25, 2015, CH2M has recognized a deferred tax liability of $2.9 million related to foreign subsidiaries where no permanent reinvestment assertion exists. This amount is included in Investments in affiliates. Cash held in international accounts at December 25, 2015 and December 31, 2014 was $152.0 million and $99.2 million, respectively.

The tax cost from stock-based compensation awards for the year ended December 25, 2015 was $7.0 million, and the tax benefit from stock‑based compensation awards for the years ended December 31, 2014 and December 31, 2013 was $7.6 million, and $6.1 million, respectively. These amounts are reflected as additional paid‑in capital in the consolidated statements of stockholders’ equity and comprehensive income and are reported as financing activities in the consolidated statements of cash flows.

As of December 25, 2015 and December 31, 2014, we had $38.5 million and $34.2 million, respectively, recorded as a liability for uncertain tax positions and accrued interest. We recognize interest and penalties related to

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

uncertain tax positions in income tax expense. As of December 25, 2015 and December 31, 2014, we had approximately $3.0 million and $7.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.

A reconciliation of the beginning and ending amount of uncertain tax positions as of December 25, 2015 and December 31, 2014 is as follows (in thousands):

Balance at December 31, 2013	$32,803
Additions for current year tax positions	20,264
Additions for prior year tax positions	3,701
Reductions for prior year tax positions	(2,296)
Reductions as a result of settlement with tax authority	(5,157)
Reductions as a result of lapse of applicable statue of expirations	(754)
Balance at December 31, 2014	$48,561
Additions for current year tax positions	30,363
Additions for prior year tax positions	2,797
Reductions for prior year tax positions	(1,131)
Reductions as a result of settlement with tax authority	(19,862)
Reductions as a result of lapse of applicable statue of expirations	(1,486)
Balance at December 25, 2015	$59,242

If recognized, the $59.2 million in uncertain tax positions would affect the effective tax rate. We do not anticipate any significant changes to the uncertain tax positions in the next twelve months.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S., Canada, and the United Kingdom. With few exceptions, we are no longer subject to U.S. federal, state and local, or non‑U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 2009.

(13) Earnings Per Share

Basic earnings per share (“EPS”) is calculated using the weighted-average number of common shares outstanding during the period and income available to common stockholders, which is calculated by deducting the dividends accumulated for the period on cumulative preferred stock (whether or not earned) and income allocated to preferred stockholders as calculated under the two-class method. The Company considers all series of the convertible preferred stock to be participating securities as the holders of the preferred stock are entitled contractually to receive a cumulative dividend. Diluted EPS is computed by giving effect to all potential shares of common stock including common stock issuable upon conversion of the convertible preferred stock, the related convertible dividends for the aggregate five year contractual obligation, and stock options. The denominator is calculated by using the weighted-average number of common shares and common stock equivalents outstanding during the period, assuming conversion at the beginning of the period or at the time of issuance if later. If outstanding preferred shares and dividends which would be earned upon conversion were converted as of December 25, 2015, the result would be equivalent to 3,296,168 common shares. Common stock equivalents are only included in the diluted EPS calculation when their effect is dilutive.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Reconciliations of basic and diluted EPS for the years ended are as follows:

	December 25,	December 31,	December 31,
	2015	2014	2013
Numerator - basic and diluted:
Net income (loss)	$92,117	$(318,602)	$131,152
Less: (income) loss attributable to noncontrolling interests	(11,714)	137,065	(12,818)
Net income (loss) attributable to CH2M	80,403	(181,537)	118,334
Less: income allocated to preferred stockholders	4,279	—	—
Less: accrued dividends attributable to preferred stockholders	5,088	—	—
Income available to common stockholders - basic and diluted	$71,036	$(181,537)	$118,334

Denominators:
Weighted-average common shares outstanding - basic	27,119	28,257	29,612
Dilutive effect of common stock equivalents	62	—	278
Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	27,181	28,257	29,890

Basic net income per common share	$2.62	$(6.42)	$4.00
Diluted net income per common share	$2.61	$(6.42)	$3.96

For the years ended December 25, 2015 and December 31, 2014, options to purchase 0.1 million and 2.0 million shares of common stock, respectively, were excluded from the dilutive EPS calculation because including them would have been antidilutive. For the year ended December 25, 2015, 3.3 million shares of preferred stock and accumulated preferred stock dividends were excluded from the dilutive EPS calculation because including them would have been antidilutive.

(14) Restructuring and Related Charges

In September 2014, we commenced certain restructuring activities in order to achieve important business objectives, including reducing overhead costs, enhancing client service, improving efficiency, and reducing risk.  These restructuring activities include such items as a voluntary retirement program, workforce reductions, facilities consolidations and closures, and evaluation of certain lines of business.

For the years ended December 25, 2015 and December 31, 2014, we incurred $60.6 million and $70.4 million, respectively, of costs for these restructuring activities which have been included in selling, general and administration expense on the consolidated statements of operations. Overall, as of December 25, 2015, we have incurred aggregated costs of $131.0 million for restructuring activities.  We do not expect to incur additional restructuring costs in 2016.

The following table summarizes the restructuring charges during the year ended December 25, 2015:

	Employee Severance
	and Termination
($ in thousands)	Benefits	Facilities Cost	Other	Total
Balance at December 31, 2014	$1,060	$15,000	$420	$16,480
Provision	27,796	18,862	13,982	60,640
Cash payments	(20,853)	(8,443)	(13,432)	(42,728)
Non-cash settlements	—	(2,036)	—	(2,036)
Balance at December 25, 2015	$8,003	$23,383	$970	$32,356

The accruals for employee severance and termination benefits and other restructuring activities will be paid in

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2016. The accruals for facilities costs will be paid over the remaining term of the leases which we have exited and therefore will extend through 2028.

(15) Employee Benefit Plans

Deferred Compensation Plans

Our CH2M Supplemental Executive Retirement and Retention Plan (“SERRP”) has the primary purpose of providing deferred compensation for a select group of management or highly compensated employees within the meaning of Title I of the Employee Retirement Income Security Act (“ERISA”). Under this plan, each participant’s account consists of various contributions made to the account by the Company on behalf of the participant. The plan can be used to provide additional retirement benefits for certain of our senior executives at the Company’s discretion. For the year ended December 25, 2015, compensation expense related to the SERRP decreased by $4.0 million as a result of a decline in the return on the participants’ investment options.  For the years ended December 31, 2014 and December 31, 2013, compensation expense was  zero and $1.5 million, respectively.

In addition to the SERRP, we have a nonqualified deferred compensation plan that provides benefits payable to officers and certain highly compensated employees at specified future dates, or upon retirement, disability or death (“Deferred Compensation Plan”). The Deferred Compensation Plan allows eligible participants to defer up to a certain amount of base compensation and incentive compensation received, in cash or common stock. It also allows a more select group of eligible participants, whose 401(k) Plan contributions are limited by the ERISA, to defer additional base compensation to which we may make a matching contribution. The plan is also used to provide additional retirement benefits for certain of our senior executives at levels to be determined from time‑to‑time by the Compensation Committee of the Board of Directors. The Deferred Compensation Plan was amended and restated effective November 13, 2014 to, in general, to adjust the claims procedure and tax withholding processes.

The Deferred Compensation Plan and SERRP are unfunded; therefore, benefits are paid from the general assets of the Company. The participant’s cash deferrals earn a return based on the participant’s selection of investments in several hypothetical investment options. All deferrals of common stock must remain invested in common stock and are distributed in common stock. As of December 25, 2015 and December 31, 2014, amounts due under the deferred compensation plans were $78.4 million and $94.4 million, respectively.

Compensation expense for the Deferred Compensation Plan and SERRP was $0.5 million, $0.3 million and $1.4 million for the years ended December 25, 2015, December 31, 2014, and December 31, 2013, respectively.

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

Stock options are granted at an exercise price equal to the fair market value of our common stock at the date of grant. Stock options granted generally become exercisable 25%,  25% and 50% after one, two and three years, respectively, and have a term of five years from the date of grant. The following table summarizes the activity relating to the 2009 Stock Option Plan during 2015:

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

		Weighted Average
Stock Options:	Number of Shares	Exercise Price
Outstanding at December 31, 2014	2,199,068	$ 50.61
Granted	602,074	$ 50.91
Exercised	(276,589)	$ 46.03
Forfeited	(136,174)	$ 58.41
Expired	(183,133)	$ 49.28
Outstanding at December 25, 2015	2,205,246	$ 55.92
Exercisable at December 25, 2015	1,046,118	$ 55.00
Available for future grants	2,308,247

The following table summarizes stock options outstanding and stock options vested and exercisable as of December 25, 2015 and December 31, 2014:

Stock options outstanding:	2015	2014
Aggregate intrinsic value (thousands)	26,462	929
Weighted average contractual term (years)	2.6	2.7
Stock options vested and exercisable:
Aggregate intrinsic value (thousands)	13,486	929
Weighted average contractual term (years)	1.4	1.5

We received $1.8 million, $5.0 million, and $4.8 million from options exercised during the years ended December 25, 2015, December 31, 2014 and December 31, 2013, respectively. Our stock option plan also allows participants to satisfy the exercise price and participant tax withholding obligation by tendering shares of company stock that have been owned by the participants for at least six months. The intrinsic value associated with exercises was $2.1 million, $9.9 million, and $12.2 million during the years ended December 25, 2015, December 31, 2014 and December 31, 2013, respectively.

We measure the fair value of each stock option grant at the date of grant using a Black‑Scholes option pricing model. The weighted average grant date fair value of options granted during the years ended December 25, 2015 and December 31, 2014 was $8.40 and $7.72, respectively. The following assumptions were used in determining the fair value of options granted during 2015 and 2014:

	2015		2014
Risk-free interest rate	1.36%		1.29%
Expected dividend yield	—%		—%
Expected option life	4.2	Years	4.2	Years
Expected stock price volatility	17.3%		11.5%

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

The total compensation expense recognized for stock options granted for the years ended December 25, 2015, December 31, 2014 and December 31, 2013 was $3.7 million, $3.5 million, and $3.71 million, respectively. The

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

remaining unrecognized compensation expense related to nonvested awards as of December 25, 2015 is $5.7 million. We expect to recognize this compensation expense over the weighted average remaining recognition period of 1.7 years, subject to forfeitures that may occur during that period.

Payroll Deduction Stock Purchase Plan

Our Payroll Deduction Stock Purchase Plan (“PDSPP”) provides for the purchase of common stock at 90% of the market value as of the date of purchase through payroll deductions by participating employees. Eligible employees may purchase common stock totaling up to 15% of an employee’s compensation through payroll deductions. An employee cannot purchase more than $25,000 of common stock under the PDSPP in any calendar year. The PDSPP is intended to qualify under Section 423 of the Internal Revenue Code (“IRC”). The PDSPP is not intended to qualify under Section 401(a) of the IRC and is not subject to ERISA. The PDSPP is non‑compensatory since the plan is available to all eligible stockholders and incorporates no option features such as a look‑back period. Accordingly, no compensation expense is recognized in the financial statements for the PDSPP. During the years ended December 25, 2015, and December 31, 2014 and December 31, 2013, a total of 297,390 shares, 415,557 shares, and 464,514 shares, respectively, were issued under the PDSPP, for total proceeds of $14.7 million, $22.4 million, and $24.8 million, respectively.

Phantom Stock Plan

Our Phantom Stock Plan provides eligible individuals with added incentives to continue in the long‑term service of our company. Eligible individuals are generally individuals who are not residents of the U.S. Phantom stock grants are 100% vested on the grant date and may be redeemed after six months from the grant date. The value of phantom stock is equal to the market value of our common stock. All amounts granted under the Phantom Stock Plan are payable in cash only. Compensation expense under this plan is based on the value of the units on the date of grant.

During the year ended December 25, 2015 a total of 1,112 units were granted under the Phantom Stock Plan.  No units were granted under the Phantom Stock Plan during the years ended December 31, 2014 and December 31, 2013. The average fair value of the units granted under the Phantom Stock Plan during 2015 was $57.20. Compensation expense related to the Phantom Stock Plan was $0.4 million for the year ended December 25, 2015 and zero for each year ended December 31, 2014, and December 31, 2013.

The following table summarizes the activity relating to the Phantom Stock Plan during 2015:

Number
of
Units
Balance at December 31, 2014	17,327
Granted	1,112
Exercised	(338)
Forfeited	(593)
Balance at December 25, 2015	17,508

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Compensation expense related to the SARs Plan during 2015, 2014, and 2013 was $0.3 million, zero, and $0.2 million, respectively.

The following table summarizes the activity relating to the SARs Plan during 2015:

	Number	Weighted Average
	of Rights	Exercise Price
Balance at December 31, 2014	29,506	$ 58.01
Granted	10,105	$ 51.14
Exercised	(1,990)	$ 47.07
Forfeited	(2,705)	$ 60.70
Balance at December 25, 2015	34,916	$ 56.36

Long Term Incentive Plan

The Long Term Incentive Plan (“LTIP”) rewards certain executives and senior leaders for the creation of value in the organization through the achievement of specific long‑term (three year) goals of earnings growth and strategic initiatives. At the end of each fiscal year, the incentive plans for the year are approved by the board to be paid out in the year subsequent to this approval. Therefore, any stock issuances approved in the current year are awarded in the subsequent year. The Compensation Committee of the Board annually reviews and endorses participation in the LTIP and new programs are established each year. During the years ended December 25, 2015, December 31, 2014 and December 31, 2013, a total of zero shares, 66,528 shares, and 235,590 shares, respectively, were issued under the LTIP at a fair value of $0.00, $69.43, and $57.22 per share, respectively. Compensation expense for common stock awards under the LTIP amounted to $6.9 million, and $4.1 million for the years ended December 25, 2015 and December 31, 2013, respectively.  For the year ended December 31, 2014, compensation expense for common stock under the LTIP plan was reduced by $6.4 million as a result of underperformance to the stated three-year program goals.

Restricted Stock Plan

Our Restricted Stock Plan provides eligible individuals with added incentives to continue in the long‑term service of our company. The awards are made for no consideration, vest over various periods, and may include performance requirements, but are considered outstanding at the time of grant. During the years ended December 25, 2015, and December 31, 2014 and December 31, 2013, a total of 49,902 shares, 268,291 shares, and 122,009 shares, respectively, were granted under the Restricted Stock Plan.

We recognize compensation costs, net of forfeitures, over the vesting term based on the fair value of the restricted stock at the date of grant. The amount of compensation expense recognized under the Restricted Stock Plan was zero, zero, and $4.2 million for the years ended December 25, 2015, and December 31, 2014 and December 31, 2013, respectively. As of December 25, 2015, there was $3.1 million of unrecognized compensation expense related to non‑vested restricted stock grants. The expense is expected to be recognized over a weighted average period of 0.9 years.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the activity relating to the Restricted Stock Policy and Administration Plan during 2015:

		Weighted Average
	Non‑vested Shares	Grant Date Fair Value
Balance at December 31, 2014	347,765	$ 61.58
Granted	49,902	$ 51.54
Vested	(53,681)	$ 61.13
Cancelled	(50,151)	$ 54.64
Balance at December 25, 2015	293,835	$ 61.14

The weighted‑average fair values of the shares granted under the Restricted Stock Plan during 2015, 2014 and 2013 were $51.54,  $64.92, and $59.23, respectively.

(16) Employee Retirement Plans

Retirement and Tax‑Deferred Savings Plan

The Retirement and Tax‑Deferred Savings Plan is a retirement plan that includes a cash deferral arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement. In September 2012, our Board of Directors approved the CH2M HILL Companies, Ltd. Amended and Restated 401(k) Plan which became effective January 1, 2013 (“401(k) Plan”). Effective January 1, 2015, the 401(k) Plan allows for matching contributions up to 50% of the first 6% of elective deferrals made each quarter up to a maximum of 3% of the employee’s quarterly base compensation, although specific subsidiaries may have different limits on employer matching. The matching contributions can be made in both cash and/or stock. Expenses related to matching contributions made in common stock for the 401(k) Plan were $21.4 million,  $48.5 million, and $36.5 million for the years ended December 25, 2015, December 31, 2014, and December 31, 2013, respectively.

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

Change in Measurement Date

On March 30, 2015, we changed our reporting period from a calendar year ending on December 31 of each year to a fiscal year ending on the last Friday of December of each year.  This change was retroactively applied as if it was adopted as of January 1, 2015.  As a result of changing our fiscal year end, we elected to early adopt the Accounting Standards Update (“ASU”) 2015-04, Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets,  which was issued by the Financial Accounting Standards Board (“FASB”) in April of 2015.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

ASU 2015-04 provides a practical expedient for entities with defined benefit plans and other postretirement benefit plans whose fiscal years and interim periods do not coincide with a month-end.  The ASU allows these entities to use the month-end that is closest to the entity’s fiscal year-end or interim period-end for measuring the defined benefit plan assets and obligations as well as other postretirement benefit plan assets and obligations if the practical expedient is applied consistently to all plans and each year.  ASU 2015-04 allows us to use December 31, 2015 as the measurement date for our defined benefit plan assets and obligations as well as our other postretirement benefit plan assets and obligations on a prospective basis.  Additionally, for each of the defined benefit pension plans or the other postretirement benefit plans, no significant event occurred and no contribution was made between the fiscal year end at December 25, 2015 and the measurement date at December 31, 2015.

Benefit Expense

The weighted average actuarial assumptions used to compute the net periodic pension expense are based upon information available as of the beginning of the year, as presented in the following table.

	U.S. Pension			Non-U.S.
	Plans			Pension Plans
	2015	2014	2013	2015	2014	2013
Discount rate	4.30%	5.10%	4.20%	3.60%	4.40%	4.50%
Expected long‑term rate of return on plan assets	6.75%	6.75%	6.75%	4.17%	4.86%	4.63%
Rate of compensation increase	3.30%	3.30%	3.00%	3.65%	4.00%	4.00%

The components of the net periodic pension expense for the years ended are detailed below:

	U.S. Pension Plans			Non-U.S. Pension Plans
	December 25,	December 31,	December 31,	December 25,	December 31,	December 31,
($ in thousands)	2015	2014	2013	2015	2014	2013
Service cost	$3,450	$3,132	$3,833	$3,522	$3,296	$4,041
Interest cost	11,241	10,941	10,015	43,714	50,278	47,752
Expected return on plan assets	(13,248)	(11,683)	(10,801)	(31,460)	(36,420)	(32,440)
Other Adjustments	—	—	—	(113)	—	—
Amortization of prior service credits	(766)	(766)	(766)	—	—	—
Recognized net actuarial loss	7,465	4,598	7,490	3,941	1,199	931
Net expense included in current income	$8,142	$6,222	$9,771	$19,604	$18,353	$20,284

Benefit Obligations

The measurement date used for the U.S. and non‑U.S. defined benefit pension plans is December 31. The significant actuarial weighted average assumptions used to compute the projected benefit obligations for the defined benefit pension plans at year end are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2015	2014	2015	2014
Discount rate	4.90%	4.30%	3.70%	3.60%
Rate of compensation increase	3.30%	3.30%	3.70%	3.65%

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

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the change in the projected benefit obligation and plan assets for the defined benefit pension plans for the years ended:

	U.S. Pension Plans		Non-U.S. Pension Plans
	December 25,	December 31,	December 25,	December 31,
($ in thousands)	2015	2014	2015	2014
Benefit obligation at beginning of year	$268,457	$220,860	$1,236,543	$1,147,510
Service cost	3,450	3,132	3,522	3,296
Interest cost	11,241	10,941	43,714	50,278
Actuarial loss (gain), net	(19,572)	47,220	(27,194)	139,313
Addition of significant end-of-service benefit plans	—	—	8,704	—
Plan amendments	115	—	(113)	—
Participant contributions	—	—	317	341
Currency translation	—	—	(51,493)	(65,637)
Benefits paid	(14,759)	(13,696)	(39,397)	(38,558)
Benefit obligation at end of year	$248,932	$268,457	$1,174,603	$1,236,543
Plan assets at beginning of year	$196,061	$171,939	$776,737	$751,143
Actual return on plan assets	(5,009)	26,839	19,390	78,094
Company contributions	11,006	10,979	28,070	27,348
Participant contributions	—	—	317	341
Currency translation	—	—	(33,239)	(41,631)
Benefits paid	(14,759)	(13,696)	(39,397)	(38,558)
Fair value of plan assets at end of year	$187,299	$196,061	$751,878	$776,737

The combined U.S. and non-U.S. pension benefit obligation decrease of $81.5 million was primarily caused by foreign currency translation in the non-U.S. pension plans as well as changes in actuarial assumptions, including an increase in the discount rates for both the U.S and non-U.S. pension plans as well as a change in mortality rates for the U.S. pension plans based on recent studies by the Society of Actuaries indicating mortality improvements.  Assuming no changes in current assumptions, the Company expects to fund approximately $38.2 million to $43.4 million in company contributions for calendar year 2016.

The expected benefit payments for the U.S. and non‑U.S. defined benefit pension plans are as follows:

	U.S. Pension	Non-U.S.
($ in thousands)	Plans	Pension Plans
2016	$15,539	$43,286
2017	16,107	41,659
2018	16,629	43,641
2019	16,987	45,743
2020	17,416	47,223
Thereafter	90,862	264,421
	$173,540	$485,973

Benefit Plan Assets

The target allocation for the U.S. pension plans and the weighted‑average asset allocations for the defined benefit pension plans at December 25, 2015 and December 31, 2014 by asset category are set out below. For the non‑U.S. pension plans, the targeted allocation of assets is generally related to the expected benefit payments over the

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

next five to ten years. The target is to hold sufficient assets in fixed income securities to meet these cash flows. So as the benefit plan matures, an increasing proportion of plan assets will be held in fixed income securities.

	Target	U.S. Pension Plans		Non-U.S. Pension Plans
	Allocation	2015	2014	2015	2014
Equity securities	55%	47%	51%	35%	35%
Debt securities	45%	44%	45%	56%	58%
Other	0%	9%	4%	9%	7%
Total	100%	100%	100%	100%	100%

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

Investments are stated at fair value. Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For our investment fund assets, we have classified each of the funds which are publicly offered and reported on an exchange as Level 1.  We have classified investment fund assets which are not publicly offered as Level 2, without consideration as to the level of the specific underlying investments and securities held by the fund, which is a modification in the application of Levels compared to prior years in which we applied Levels to the underlying investments held by the fund.  Therefore, we have restated the prior period categorization of assets to reflect the change in classification methodology.  We believe this modification results in a better representation of the classification of Levels because it reflects Levels for the actual asset held by the Plan (the fund) instead of the underlying investments held by the fund.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following tables summarize the fair values of our defined benefit pension plan assets by major asset category:

	U.S. Pension Plans
		Quoted Prices in	Significant Other	Significant Unobservable
		Active Markets	Observable Inputs	Inputs
($ in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 25, 2015
Cash and cash equivalents	$2,369	$2,369	$—	$—
Investment funds:
Equity funds	88,176	29,829	58,347	—
Fixed income funds	96,754	62,147	34,607	—
Total	$187,299	$94,345	$92,954	$—
December 31, 2014
Cash and cash equivalents	$1,289	$1,289	$—	$—
Investment funds:
Equity funds	99,267	30,096	69,171	—
Fixed income funds	95,505	52,158	43,347	—
Total	$196,061	$83,543	$112,518	$—

	Non-U.S. Pension Plans
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
($ in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 25, 2015
Cash and cash equivalents	$34,673	$7,719	$26,954	$—
Investment funds:
Equity funds	259,783	—	259,783	—
Fixed income securities	416,948	—	416,948	—
International property fund	20,837	—	20,837	—
Other	19,637	—	19,637	—
Total	$751,878	$7,719	$744,159	$—
December 31, 2014
Cash and cash equivalents	$17,660	$3,654	$14,006	$—
Investment funds:
Equity funds	273,552	—	273,552	—
Fixed income securities	446,889	—	446,889	—
International property fund	14,795	—	14,795	—
Other	23,841	—	23,841	—
Total	$776,737	$3,654	$773,083	$—

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Funded Status

The following table presents the underfunded status of the defined benefit pension plans at December 25, 2015 and December 31, 2014:

			Non-U.S.
	U.S. Pension Plans		Pension Plans
($ in thousands)	2015	2014	2015	2014
Projected benefit obligation	$248,932	$268,457	$1,174,603	$1,236,543
Fair value of plan assets	187,299	196,061	751,878	776,737
Overfunded status	—	—	2,906	1,908
Underfunded status	$(61,633)	$(72,396)	$(425,631)	$(461,714)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$78,689	$87,470	$173,196	$200,557
Net prior service cost (credits)	(5,468)	(6,349)	—	—
Total	$73,221	$81,121	$173,196	$200,557
Amounts to be recognized in the following year as a component of net periodic pension expense:
Net actuarial loss	$6,513	$7,464	$2,885	4,015
Net prior service cost (credits)	(752)	(766)	—	—
Total	$5,761	$6,698	$2,885	4,015
Additional information:
Accumulated benefit obligation	$245,726	$263,543	$1,166,501	$1,230,352

The liability for the underfunded status is included in long‑term employee related liabilities on the consolidated balance sheets.

Other Postretirement Benefits

We sponsor a medical benefit plan for retired employees of certain subsidiaries. The plan is contributory, and retiree premiums are based on years of service at retirement. The benefits contain limitations and a cap on future cost increases. We fund postretirement medical benefits on a pay‑as‑you‑go basis. Additionally, we have a frozen non‑qualified pension plan that provides additional retirement benefits to certain senior executives that remained employed and retired from CH2M on or after age 65.

The non‑qualified pension and postretirement healthcare benefit payments, including expected future services, are expected to be paid from plan assets and operating cash flows as follows:

	Non-Qualified	Postretirement
($ in thousands)	Pension Plan	Benefit Plans
2016	$288	$2,667
2017	108	2,816
2018	104	2,868
2019	99	2,941
2020	95	3,087
2021-2025	404	16,456
	$1,098	$30,835

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

	Non-Qualified Pension Plan			Postretirement Benefit Plans
	December 25,	December 31,	December 31,	December 25,	December 31,	December 31,
	2015	2014	2013	2015	2014	2013
Actuarial assumptions at beginning of year:
Discount rate	4.3%	5.1%	4.2%	4.3%	5.1%	4.2%
Initial healthcare costs trend rate	na	na	na	na	na	na
Ultimate healthcare cost trend rate	na	na	na	na	na	na
Year ultimate trend rate is reached	na	na	na	na	na	na

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

The components of the non‑qualified pension benefit expense and postretirement benefit expense for the years ended December 25, 2015, December 31, 2014, and December 31, 2013 are detailed below:

	Non-Qualified			Postretirement
	Pension Plan			Benefit Plans
($ in thousands)	2015	2014	2013	2015	2014	2013
Service cost	$—	$—	$—	$967	$1,058	$1,816
Interest cost	58	78	81	2,098	2,195	2,196
Amortization of prior service (credits) costs	—	—	—	(29)	(29)	206
Recognized net actuarial loss (gain)	1	—	21	(8)	(11)	336
Net expense included in current income	$59	$78	$102	$3,028	$3,213	$4,554

The discount rate used to compute the benefit obligations for the non‑qualified pension plan and postretirement benefit plans at December 25, 2015 and December 31, 2014 were 4.9% and 4.3%, respectively.

The discount rate assumptions are set annually based on an actuarial bond model. The bond model assumes we purchase high quality corporate bonds such that the expected cash flows generally match the maturity of the benefits.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the change in benefit obligation and change in plan assets for the non‑qualified pension and postretirement benefit plans for the years ended December 25, 2015 and December 31, 2014:

	Non-Qualified		Postretirement
	Pension Plan		Benefit Plans
($ in thousands)	2015	2014	2015	2014
Benefit obligation at beginning of year	$1,499	$1,608	$50,340	$44,336
Service cost	—	—	967	1,058
Interest cost	58	78	2,098	2,195
Participant contributions	—	—	2,246	2,138
Actuarial loss (gain)	(41)	106	(5,597)	4,927
Plan amendments	—	—	(2,417)	—
Benefits paid	(289)	(293)	(5,729)	(4,314)
Benefit obligation at end of year	$1,227	$1,499	$41,908	$50,340

Funded Status

The following table presents the underfunded status of the non‑qualified pension and postretirement benefit plans at December 25, 2015 and December 31, 2014:

	Non-Qualified		Postretirement
	Pension Plan		Benefit Plans
($ in thousands)	2015	2014	2015	2014
Projected benefit obligation	$1,227	$1,499	$—	$—
Accumulated benefit obligation	—	—	41,908	50,340
Underfunded status	$(1,227)	$(1,499)	$(41,908)	$(50,340)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss (gain)	$117	$161	$(3,476)	$2,155
Net prior service credit	—	—	(2,618)	(233)
Total	$117	$161	$(6,094)	$1,922
Amounts to be recognized in the following year as a component of net periodic cost:
Net actuarial loss (gain)	$—	$1	$(13)	$(7)
Net prior service credit	—	—	(384)	(29)
Total	$—	$1	$(397)	$(36)

Benefits expected to be paid in 2016 are included in short‑term employee related liabilities with the remaining liability balance included in long‑term employee related liabilities on the consolidated balance sheets.

Multiemployer Plans

We participate in various multiemployer pension plans for certain employees represented by labor unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements, generally based on the number of hours worked. We made contributions to the various plans totaling approximately $4.2 million, $4.1 million, and $5.7 million for the years ended December 25, 2015, December 31, 2014, and December 31, 2013, respectively. We are unable to obtain additional financial information from the multiemployer pension plans sponsors in order to determine unfunded liability amounts and other plan data, however based upon the small number of our employees that have participated in these plans, we do not believe any of these amounts will have a material impact on our financial results.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

We have employees who participate in benefit plans with the U.S. Department of Energy for which information is not provided because we are not responsible for the current or future funded status of those plans.

(17) Segment Information

During 2014, we implemented certain organizational changes, including the manner in which our operations are managed through a matrix organization of business groups, geographic regions and service lines.  In the first quarter of 2015, we refined this matrix structure, and continued to reorganize our internal reporting structure by making changes to better facilitate our strategy for growth, client-centric service, and operational efficiency.  In connection with this refinement, we continued to reevaluate the manner in which our Chief Operating Decision Maker (“CODM”) reviews operating results and makes key business decisions.  Our CODM is our executive management committee that meets regularly to evaluate operating results and allocate our financial and operational resources.  As part of the reevaluation in 2015, we determined that our CODM primarily reviews financial operating results by business group, and as such, we have identified each of our five business groups as reportable operating segments: Environment and Nuclear; Industrial and Urban Environments (“IUE”); Oil, Gas and Chemicals; Transportation; and Water.  Although the Power group falls within the IUE business group, we have identified Power as a separate reportable operating segment as we are currently in the process of exiting the fixed-price EPC Power business.  As such, the results of this group are being monitored apart from the rest of the IUE business group.

Certain financial information relating to the years ended December 25, 2015, December 31, 2014 and December 31, 2013 for each segment is provided below.  Costs for corporate selling, general and administrative expenses, restructuring costs and amortization expense related to intangible assets have been allocated to each segment based upon an estimate of the value of the benefits provided by corporate functions.  This allocation is primarily based upon metrics that reflect the proportionate volume of project-related activity and employee labor costs within each segment.  Prior year amounts have been revised to conform to the current year presentation.

	Year Ended December 25, 2015
	Gross	Equity in	Operating
($ in thousands)	Revenue	Earnings	Income (Loss)
Environment and Nuclear	$1,664,069	$29,123	$73,951
Industrial and Urban Environments	467,764	3,254	8,427
Oil, Gas and Chemicals	800,566	1,365	23,785
Transportation	973,729	8,363	(57,468)
Water	1,243,670	4,660	88,367
Power	211,707	—	(2,221)
Total	$5,361,505	$46,765	$134,841

	Year Ended December 31, 2014
	Gross	Equity in	Operating
($ in thousands)	Revenue	Earnings	Income (Loss)
Environment and Nuclear	$1,669,917	$35,209	$59,731
Industrial and Urban Environments	495,569	1,999	(58,522)
Oil, Gas and Chemicals	859,319	1,858	5,006
Transportation	948,102	12,813	(24,649)
Water	1,243,465	3,039	85,736
Power	197,097	—	(408,888)
Total	$5,413,469	$54,918	$(341,586)

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2013
	Gross	Equity in	Operating
($ in thousands)	Revenue	Earnings	Income (Loss)
Environment and Nuclear	$1,648,119	$21,760	$99,216
Industrial and Urban Environments	594,054	9,249	21,744
Oil, Gas and Chemicals	995,378	793	(8,408)
Transportation	933,146	19,002	30,173
Water	1,207,859	3,206	67,014
Power	499,263	—	(17,377)
Total	$5,877,819	$54,010	$192,362

We derived approximately  19%,  21% and 18% of our total revenue from contracts with the U.S. federal government and the agencies regulated by the U.S. federal government in the years ended December 25, 2015, and December 31, 2014 and December 31, 2013, respectively. Although the majority of our consolidated revenue is generated from our domestic operations, we provide services in numerous countries, including the United Kingdom which accounted for 11% and 10% of the total consolidated revenue in 2015 and 2014, respectively. Total U.S. and international revenue for the years ended were as follows:

($ in thousands)	2015	2014	2013
U.S.	$3,589,928	$3,806,935	$3,915,091
International	1,771,577	1,606,534	1,962,728
Total	$5,361,505	$5,413,469	$5,877,819

The fixed assets to support our business operations and our clients are located both domestically and internationally.  Total U.S. and international net property, plant and equipment for the years ended were as follows:

($ in thousands)	2015	2014	2013
U.S.	$179,436	$215,689	$183,884
International	24,230	42,471	42,541
Total	$203,666	$258,160	$226,425

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

Commercial commitments outstanding as of December 25, 2015 are summarized below:

	Amount of Commitment Expiration Per Period
	Less than				Total Amount
($ in thousands)	1 Year	1-3 Years	4-5 Years	Over 5 Years	Committed
Letters of credit	$96,258	$26,689	$532	$7,976	$131,455
Bank guarantees	9,494	4,456	65	—	14,015
Surety and bid bonds	921,913	69,833	22,552	—	1,014,298
Total	$1,027,665	$100,978	$23,149	$7,976	$1,159,768

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

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington was investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract which we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M Hanford Group (“CH2M Subsidiary”) employees pleaded guilty to felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney’s Office raised the possibility of violations of the civil False Claims Act and criminal charges for possible violations of federal criminal statutes arising from CH2M’s Subsidiary overtime practices on the project. In September 2012, the government intervened in a civil False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud. In March 2013, we entered into a Non Prosecution Agreement (“NPA”) concluding the criminal investigation so long as we comply with the terms of the NPA. The NPA requires us to comply with ongoing requirements for three years after the effective date. By a separate agreement, we obtained dismissal of the civil False Claims Act case. We paid $18.5 million in total under both agreements. As a result, no criminal charges were brought against CH2M Subsidiary or any CH2M entities, and the civil False Claims Act case was dismissed.

In January 2011, CH2M HILL Energy Canada, LTD was awarded the mechanical installation contract for Spectra Energy Transmission’s (“Spectra”) Fort Nelson North Processing Facility located in Northern British Columbia. These services included directly performed civil, structural, mechanical equipment, and piping installation for the project. Spectra is claiming it suffered damages associated with project delay and cost overruns. To settle construction related claims, the contract terms were changed from a fixed price to a cost plus fixed fee arrangement, and the project completion date was extended, in a Settlement Agreement dated November 2011. The project was completed in February 2013.  Spectra claims the project was completed almost a year after its original scheduled completion date and at a cost significantly in excess of the budget, and that CH2M is liable for damages for breach of contract and gross negligence.  Spectra also asserts it was induced to enter into the Settlement Agreement by false or negligent representations regarding the remaining cost to complete the project. Spectra commenced arbitration proceedings in Calgary, Alberta on September 10, 2013 in UNCITRAL arbitration.  The arbitration hearing commenced on September 14, 2015, and lasted for six weeks through October 22, 2015.  Post-hearing briefs are being submitted by the parties in the first quarter of 2016.  We expect an arbitration decision in the first half of 2016.  Although the arbitration demand did not state damages with any particularity, the damages claims advocated by Spectra during the arbitration hearing totaled $167.1 million, plus interests and costs.  Based on information presently known to management, we will continue to vigorously defend the claims brought against us and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

CH2M-WG Idaho, LLC (“CWI”), owned 50.5% by CH2M, is a remediation contractor for the U.S. Department of Energy (“DOE”) at the Idaho National Laboratory site. The original remediation contract was to run from May 2005 through September 2012, and was extended through September 2015. CWI currently has a disagreement with DOE concerning what CWI’s final fee should be for the base contract period from May 2005 through September 2012. In December 2013, the DOE issued a final determination that was approximately $30.0 million less than CWI expected to receive in the fee determination.  On March 6, 2014, CWI filed a Certified Claim with the Contracting Officer for a total fee owed of $40.1 million.  The Certified Claim was rejected through a Contracting Officer’s Final Decision in May

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2014, and CWI filed its appeal to the Civilian Board of Contract Appeals on May 30, 2014. Trial is scheduled for April 12, 2016.  Based on information presently known to management, we intend to pursue our claims to recover CWI’s final fee submission, and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

In 1997, Operations Management International, Inc. (“OMI”) entered into an agreement with the Greater New Haven Water Pollution Authority (“the Authority”), to maintain and operate the New Haven waste water treatment system, including treatment plants, pump stations and transmission lines.  The contract term was January 1998 to January 2014.  On October 1, 2013, the Authority issued a Notice of Events of Default to OMI requiring it to correct certain alleged maintenance and operational deficiencies in the system within the next 30 days.  The Authority is seeking repairs and replacement of equipment in all portions of the system except the transmission piping.  The Authority is also seeking damages for amounts billed by OMI for services the Authority alleges were never performed.  The initial informal demand from the Authority was $12.5 million.  On December 11, 2013, the Authority filed suit against OMI and CH2M HILL Companies, Ltd. (“CH2M”) in Connecticut Superior Court, Judicial District of New Haven, alleging breach of contract, breach of corporate parent guarantee, unjust enrichment, and violations of the Connecticut Unfair Trade Practices Act.  The complaint does not itemize or quantify the Authority’s alleged damages.  On January 8, 2014, the Authority filed suit against OMI’s co-sureties under the performance bond, Federal Deposit and Guaranty of Maryland, Federal Insurance Company and Liberty Mutual Insurance Company (the "Sureties").  This suit alleged that OMI failed to perform as required under the contract and that the sureties failed to meet the terms of their bonds.  CH2M and OMI have accepted the Sureties’ tender of defense. In July 2014, the matter was transferred to the Complex Litigation Docket of the Connecticut Superior Court in the Judicial District of Waterbury.  On July 31, 2015, the Authority’s counsel issued its damages report setting forth alleged damages of approximately $73.0 million.  Trial is scheduled for January 17, 2017.  Based on information presently known to management, we intend to vigorously defend the claims brought against us and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

In 2003, the Municipality of Anchorage, Alaska (“Municipality”) began its Port of Anchorage Intermodal Expansion Project by entering into Memoranda of Understanding with the Maritime Administration (“MarAd”).    MarAd contracted with Integrated Concepts and Research Corporation (“ICRC”) to perform certain design and construction-related work on the Project.  In 2006, ICRC subcontracted certain Project design work to PND Engineers, Inc. (“PND”). In 2006, PND subcontracted some limited portions of its work to VECO, Inc. (n/k/a CH2M HILL Alaska, Inc.).  During the design phase, PND’s proprietary design, the Open Cell Sheet Pile system (“OCSP”) was recommended as the preferred design alternative on the Project.  In March 2007, VECO issued a written report analyzing how the OCSP system would perform in three categories of seismic events.  On March 8, 2013, the Municipality filed suit against ICRC, PND, and CH2M HILL Alaska, Inc. in the Superior Court for the State of Alaska, Third Judicial District at Anchorage.  Four additional parties (GeoEngineers, Inc.; Terracon Consultants, Inc.; Colaska, Inc.; and MKB Constructors) have since been added to the litigation. The matter was later transferred to the United States District Court for the District of Alaska.  The Municipality alleges the Project suffered from design and construction deficiencies.  The Municipality’s current claims against CH2M HILL Alaska, Inc. are for professional negligence, negligence, and negligent misrepresentation.  The Municipality claims that its damages against all defendants are approximately $340.0 million.  Trial is scheduled to begin in September 2016.  The Municipality has also filed suit against MarAd in the Court of Federal Claims related to the Project.  Based on information presently known to management, we intend to vigorously defend the claims brought against us and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

In 2011, Halcrow Group Limited ("HGL") entered into a contract with Fenix Power Per, SA (“Fenix Power”) to design an intake/outfall system for a natural gas 520MW combined cycle power plant located near Chilca, Peru. On January 28, 2014, Fenix Power’s general contractor, Constructora Belfi-Montec S.A. (“Belfi-Montec”), began arbitration proceedings related to HGL’s design work on the project.  The arbitration hearing is venued at the Santiago Arbitration and Mediation Center in Santiago, Chile.  Belfi-Montec claims that HGL's marine reports contained errors relating to wave height calculations, ballast placement, reinforcement measures, sea bottom stability and shoal breaker locations.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Belfi-Montec asserts it relied on the information contained in HGL’s reports to design the service pier structure, sheet piling and outfall pipelines. Belfi Montec alleges that it incurred additional cost and delays to correct HGL's errors including modifications to the outfall pipeline length, pier structure, sheet piling at the shoring wall, and dredging. In addition, Belfi-Montec claims damages related to HGL’s design of ballast support systems, intake structures, and other elements of the intake/outfall system.  The total amount claimed is approximately $16.9 million.  Our outside counsel believes the arbitrator will make a decision in March or April 2016. Based on information presently known to management, we intend to vigorously defend the claims brought against us and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

Many claims that are currently pending against us are covered by our professional liability insurance after we have exhausted our self-insurance requirement, which is currently $20.0 million per policy year. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of December 25, 2015 and December 31, 2014, accruals for potential estimated claim liabilities were $11.0 million and $16.3 million, respectively.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Quarterly Financial Information (unaudited)

Our quarterly financial information for the years ended December 25, 2015 and December 31, 2014 is as follows:

	First	Second	Third	Fourth	For the
(In thousands except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year Ended
2015
Revenue	$1,263,986	$1,324,048	$1,365,877	$1,407,594	$5,361,505
Operating income	40,865	29,383	66,360	(1,767)	134,841
Net income attributable to CH2M HILL	23,498	16,278	41,211	(584)	80,403
Net income per common share
Basic	$0.86	$0.59	$1.42	$(0.10)	$2.62
Diluted	$0.86	$0.59	$1.16	$(0.10)	$2.61
2014
Revenue	$1,279,449	$1,402,448	$1,422,537	$1,309,035	$5,413,469
Operating income	(9,546)	19,575	(234,903)	(116,712)	(341,586)
Net income attributable to CH2M HILL	(6,092)	11,450	(131,242)	(55,653)	(181,537)
Net income per common share
Basic	$(0.21)	$0.40	$(4.69)	$(2.01)	$(6.42)
Diluted	$(0.21)	$0.40	$(4.69)	$(2.01)	$(6.42)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, Douglas County, State of Colorado, on February 22, 2016.

Interim Chief Financial Officer and Chief Accounting Officer
CH2M Hill Companies, Ltd.
By:	/s/ Gary L. McArthur Gary L. McArthur Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated, through their attorney‑in‑fact as appointed in the power of attorney of February 22, 2016 included as Exhibit 24.1 filed herewith.

Signature	Title	Date
/s/ Jacqueline C. Hinman	President and Chief Executive Officer (principal executive officer) and a Director	February 22, 2016
Jacqueline C. Hinman

/s/ Gary L. McArthur	Executive Vice President and Chief Financial Officer (principal financial officer)	February 22, 2016
Gary L. McArthur

/s/ Ryan L. Beckman	Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 22, 2016
Ryan L. Beckman

*	Director	February 22, 2015
Malcolm Brinded

*	Director	February 22, 2016
Mark D. Fallon

* Lisa Glatch	Director	February 22, 2016

*	Director	February 22, 2016
Charles O. Holliday, Jr.

*	Director	February 22, 2016
Scott Kleinman

*	Director	February 22, 2016
Gregory T. McIntyre

*	Director	February 22, 2016
Antoine G. Munfakh

*	Director	February 22, 2016
Georgia R. Nelson

*	Director	February 22, 2016
Thomas L. Pennella

*	Director	February 22, 2016
Elisa M. Speranza

*	Director	February 22, 2016
Terry A. Ruhl

*	Director	February 22, 2016
Barry L. Williams

*By:	/s/ Gary L. McArthur
Gary L. McArthur, as attorney‑in‑fact