Form 10-Q
period 2016-03-25
CH2M HILL COMPANIES LTD
filed 2016-04-29
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2016

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

The number of shares outstanding of the registrant’s common stock as of April 27, 2016 was 25,991,060.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	March 25,	December 25,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$199,660	$197,021
Receivables, net—
Client accounts	671,271	739,532
Unbilled revenue	618,761	601,713
Other	15,018	17,316
Income tax receivable	399	19,800
Prepaid expenses and other current assets	93,074	95,809
Total current assets	1,598,183	1,671,191
Investments in unconsolidated affiliates	78,935	84,296
Property, plant and equipment, net	228,115	203,666
Goodwill	494,116	510,985
Intangible assets, net	54,136	59,011
Deferred income taxes	268,482	255,385
Employee benefit plan assets and other	77,174	76,765
Total assets	$2,799,141	$2,861,299
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,883	$2,069
Accounts payable and accrued subcontractor costs	461,004	504,098
Billings in excess of revenue	266,101	302,647
Accrued payroll and employee related liabilities	331,174	328,585
Other accrued liabilities	276,626	338,926
Total current liabilities	1,336,788	1,476,325
Long-term employee related liabilities	572,213	599,033
Long-term debt	383,340	299,593
Other long-term liabilities	110,988	109,017
Total liabilities	2,403,329	2,483,968
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized of which 10,000,000 are designated as Series A; 3,214,400 issued and outstanding at March 25, 2016 and as of December 25, 2015	32	32
Common stock, $0.01 par value, 100,000,000 shares authorized; 25,871,376 and 26,282,913 issued and outstanding at March 25, 2016 and December 25, 2015, respectively	259	263
Additional paid-in capital	98,447	125,381
Retained earnings	585,793	561,213
Accumulated other comprehensive loss	(271,418)	(274,704)
Total CH2M common stockholders’ equity	413,113	412,185
Noncontrolling interests	(17,301)	(34,854)
Total stockholders' equity	395,812	377,331
Total liabilities and stockholders’ equity	$2,799,141	$2,861,299

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 25,	March 27,
	2016	2015
Gross revenue	$1,343,408	$1,263,986
Equity in earnings of joint ventures and affiliated companies	9,053	11,350
Operating expenses:
Direct cost of services	(1,080,320)	(1,002,449)
Selling, general and administrative	(231,275)	(232,022)
Operating income	40,866	40,865
Other income (expense):
Interest income	60	41
Interest expense	(3,267)	(3,896)
Income before provision for income taxes	37,659	37,010
Provision for income taxes	(13,935)	(9,505)
Net income	23,724	27,505
Less: loss (income) attributable to noncontrolling interests	855	(4,007)
Net income attributable to CH2M	$24,579	$23,498
Net income attributable to CH2M per common share:
Basic	$0.74	$0.86
Diluted	$0.74	$0.86
Weighted average number of common shares:
Basic	26,305,098	27,363,496
Diluted	26,506,923	27,385,943

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 25,	March 27,
	2016	2015
Net income	$23,724	$27,505
Other comprehensive income (loss):
Foreign currency translation adjustments	1,166	(15,180)
Benefit plan adjustments, net of tax	2,120	2,640
Other comprehensive income (loss)	3,286	(12,540)
Comprehensive income	27,010	14,965
Less: comprehensive (loss) income attributable to noncontrolling interests	(855)	4,007
Comprehensive income attributable to CH2M	$27,865	$10,958

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 25,	March 27,
	2016	2015
Cash flows from operating activities:
Net income	$23,724	$27,505
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,288	19,164
Stock-based employee compensation	9,124	8,982
Loss (gain) on disposal of property, plant and equipment	296	(813)
Allowance for uncollectible accounts	215	74
Deferred income taxes	(13,483)	(9,390)
Undistributed earnings from unconsolidated affiliates	(9,053)	(11,350)
Distributions of income from unconsolidated affiliates	18,170	9,305
Contributions to defined benefit pension plans	(8,376)	(8,484)
Change in assets and liabilities:
Receivables and unbilled revenue	48,403	38,295
Prepaid expenses and other	1,550	5,993
Accounts payable and accrued subcontractor costs	(45,025)	(43,856)
Billings in excess of revenue	(34,897)	(20,436)
Accrued payroll and employee related liabilities	3,154	42,265
Other accrued liabilities	(60,350)	(32,392)
Income tax receivable	19,757	21,558
Long-term employee related liabilities and other	11,202	(5,436)
Net cash (used in) provided by operating activities	(19,301)	40,984
Cash flows from investing activities:
Capital expenditures	(36,997)	(6,302)
Investments in unconsolidated affiliates	(8,235)	(7,388)
Distributions of capital from unconsolidated affiliates	2,621	4,848
Proceeds from sale of operating assets	533	11,839
Net cash (used in) provided by investing activities	(42,078)	2,997
Cash flows from financing activities:
Borrowings on long-term debt	573,662	591,210
Payments on long-term debt	(490,110)	(616,149)
Repurchases and retirements of common stock	(38,130)	(13,111)
Excess tax benefits from stock-based compensation	2,068	3,075
Net contributions from noncontrolling interests	18,408	6,805
Net cash provided by (used in) financing activities	65,898	(28,170)
Effect of exchange rate changes on cash	(1,880)	(12,949)
Increase in cash and cash equivalents	2,639	2,862
Cash and cash equivalents, beginning of period	197,021	131,477
Cash and cash equivalents, end of period	$199,660	$134,339
Supplemental disclosures:
Cash paid for interest	$3,075	$3,894
Cash paid for income taxes	$3,730	$3,893

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 25, 2016

(Unaudited)

(1) Summary of Business and Significant Accounting Policies

Summary of Business

CH2M Hill Companies, Ltd. and subsidiaries (“We”, “Our”, “CH2M” or the “Company”) is a large employee-controlled professional engineering services firm, founded in 1946, providing engineering, construction, consulting, design, design‑build, procurement, engineering‑procurement‑construction (“EPC”), operations and maintenance, program management and technical services to United States (“U.S.”) federal, state, municipal and local government agencies, national governments, as well as private industry and utilities, around the world. A substantial portion of our professional fees are derived from projects that are funded directly or indirectly by government entities.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2015.

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

Below is a description of the three basic types of contracts from which we may earn revenue using the percentage-of-completion method:

Cost-Plus Contracts.  Cost-plus contracts can be cost plus a fixed fee or rate, or cost plus an award fee. Under these types of contracts, we charge our clients for our costs, including both direct and indirect costs, plus a fixed fee or an award fee. We generally recognize revenue based on the labor and non-labor costs we incur, plus the portion of the fixed fee or award fee we have earned to date.

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

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based on unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based on significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.  There were no significant transfers between levels during the quarters ended March 25, 2016 and March 27, 2015.

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

Derivative Instruments

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates on our earnings and cash flows. We are primarily subject to this risk on long-term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as intercompany trade balances among entities with differing currencies. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value on the consolidated balance sheets in other receivables or other accrued liabilities as applicable. The periodic change in the fair value of the derivative instruments related to our business group operations is recognized in earnings within direct costs. The periodic change in the fair value of the derivative instruments related to our general corporate foreign currency exposure is recognized within selling, general and administrative expense.

Retirement and Tax-Deferred Savings Plan

The Retirement and Tax Deferred Savings Plan is a retirement plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement. In September 2012, our Board of Directors approved the CH2M HILL Companies, Ltd. Amended and Restated 401(k) Plan which became effective January 1, 2013 (“401(k) Plan”). Effective January 1, 2016, the 401(k) Plan allows for matching contributions up to 58.33% of the first 6% of elective deferrals up to 6% of the employee’s quarterly base compensation, although specific subsidiaries may have different limits on employer matching. The matching contributions may be made in both cash and/or stock.  Expenses related to matching contributions made in common stock for the 401(k) Plan for the three months ended March 25, 2016 and March 27, 2015 were $5.5 million and $6.9 million, respectively.

Recently Adopted Accounting Standards

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payments Accounting. This ASU identifies areas for simplification involving accounting for share-based payment awards, including the income tax consequences, classification of awards as either equity or liabilities, as well as certain classifications on the statement of cash flows.  This ASU will be effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods, and early adoption is permitted. CH2M is currently evaluating the impact of this ASU and the transition alternatives on its financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. CH2M is currently evaluating the impact of this ASU and the transition alternatives on its financial position and results of operations.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments issued with this ASU require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update. This ASU will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, with early adoption permitted. We believe this standard’s impact on CH2M will be limited to equity securities currently accounted for under the cost method of accounting, which as of March 25, 2016 are valued at $3.5 million within investments in unconsolidated affiliates on the consolidated balance sheet. We do not expect the adoption of this standard to have a material impact on our consolidated statements of operations.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets are classified as noncurrent in a classified statement of financial position. This simplification does not affect the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount. This ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We have elected to early adopt this ASU as of December 26, 2015 in order to benefit from the simplification of the deferred income tax balance sheet presentation.  We have applied the change in accounting principle retrospectively resulting in a total long-term deferred tax asset of $255.4 million as of December 25, 2015, which had previously been reported as a current deferred tax asset of $8.7 million and a long-term deferred tax asset of $246.7 million.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The ASU requires that management evaluate for each annual and interim reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued.  If there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, additional disclosures are required, even if the substantial doubt is alleviated as a result of consideration of management’s plans.  This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted.  We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The ASU also requires additional quantitative and qualitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU.  CH2M is currently evaluating the impact of this ASU and the transition alternatives on its financial position and results of operations.

(2) Changes in Project-Related Estimates

During 2015, we experienced cost growth on a fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States.  The cost growth was primarily caused by design delays for a water main relocation, the discovery of extremely hard and abrasive rock during construction, differing site conditions, unidentified and mislocated utilities, client requested changes, labor supply challenges in the construction market, lower than expected labor productivity, and severe adverse weather delays.  These unforeseen and unexpected changes resulted in the recording of a charge to operations of $11.0 million for increased estimated project losses during the three months ended March 27, 2015.  There were no changes to the loss provision during the three months ended March 25, 2016.  As of March 25, 2016, the project is approximately 65% complete with a remaining loss provision of $45.7 million.  On December 17, 2015, our client claimed we were in default of our obligations under the design-build contract and issued a notice of default that triggered a cure period under the contract.  On February 9, 2016, within the cure period, CH2M and the client agreed on a contract amendment under which the client accepted our recovery schedule and withdrew the notice of default.  In addition, the client agreed within the settlement to defer the assessment of any potential liquidated damages under the terms of the contract until at least May 1, 2016.  CH2M is seeking resolution of outstanding claims through direct negotiations with the client as well as an outside dispute resolution board (“DRB”) process allowed under the contract.  The DRB rendered its initial findings in April 2016, and we are currently in discussions with the client to determine how these conclusions can be used to resolve the outstanding claims.  In the course of these negotiations, the client has indicated that it intends to assess liquidated damages in the second quarter of 2016.  The negotiations on change orders and claims and the postponing of any assessment of liquidated damages as part of an overall settlement are ongoing.  CH2M and the client have not reached an agreement on how to resolve these outstanding issues.  Accordingly, it is not possible to estimate the recoveries or costs that may be achieved or incurred through these resolution processes. We may incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss or if our plans to meet our revised schedule are not achieved resulting in liquidated damages under our contract. These potential changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.

All reserves for project related losses are included in other accrued liabilities, which totaled $119.0 million and $152.6 million as of March 25, 2016 and December 25, 2015, respectively.  Of the amounts included in the March 25, 2016 and December 25, 2015 balances, $33.2 million and $44.4 million, respectively, relate to accrued project losses attributable to, and payable by, a noncontrolling joint venture partner.

(3) Segment Information

In the first quarter of 2016, we implemented certain organizational changes, including the reorganization of our internal reporting structure to better facilitate our strategy for growth, client-centric service, and operational efficiency. In connection with this refinement, we have discontinued our former Industrial and Urban Environments (“IUE”) business group as a standalone unit, and we have combined its industrial and advanced technology business with our Oil, Gas and Chemicals business group to form the Energy and Industrial business group.  Additionally, our urban environments and sports business which was formally within IUE has been combined with our Water business group.  Our Power EPC business continues to be monitored as a separate operating segment as we exit the fixed-price Power EPC business.  As a result of this reorganization, we have identified our four business groups, which include Energy and Industrial, Environment and Nuclear, Transportation, and Water, as well as our Power EPC business as reportable operating segments.

Certain financial information relating to the three months ended March 25, 2016 and March 27, 2015 for each segment is provided below.  Costs for corporate general and administrative expenses, restructuring costs and amortization expense related to intangible assets have been allocated based upon the estimated allocation to each segment based on the benefits provided by corporate functions.  This allocation is primarily based upon metrics that reflect the proportionate volume of project-related activity and employee labor costs within each segment.  Prior year amounts have been revised to conform to the current year presentation.

	Three Months Ended March 25, 2016			Three Months Ended March 27, 2015
	Gross	Equity in	Operating	Gross	Equity in	Operating
($ in thousands)	Revenue	Earnings	Income (Loss)	Revenue	Earnings	Income (Loss)
Energy and Industrial	$240,641	$496	$461	$299,053	$415	$8,711
Environment and Nuclear	503,365	6,029	18,197	358,960	6,704	17,281
Transportation	245,763	1,685	3,115	235,400	2,497	(6,117)
Water	297,241	843	19,773	334,942	1,734	20,096
Power EPC	56,398	—	(680)	35,631	—	894
Total	$1,343,408	$9,053	$40,866	$1,263,986	$11,350	$40,865

(4) Stockholders’ Equity

The changes in stockholders’ equity for the three months ended March 25, 2016 are as follows:

	Common	Preferred
(in thousands)	Shares	Shares	Amount
Stockholders’ equity, December 25, 2015	26,283	3,214	$377,331
Shares purchased and retired	(575)	—	(36,061)
Shares issued in connection with stock-based compensation and employee benefit plans	163	—	9,124
Net income attributable to CH2M	—	—	24,579
Other comprehensive income, net of tax	—	—	3,286
Loss attributable to noncontrolling interests	—	—	(855)
Investment in affiliates, net	—	—	18,408
Stockholders’ equity, March 25, 2016	25,871	3,214	$395,812

Preferred Stock

As of March 25, 2016, the Company had 50,000,000 shares of preferred stock, $0.01 par value, authorized.  On June 22, 2015, the Company designated 10,000,000 shares as Series A Preferred Stock with an original issue price of $62.22 under the Certificate of Designation.  On June 24, 2015, the Company sold and issued an aggregate of 3,214,400 shares of Series A Preferred Stock for an aggregate purchase price of $200.0 million in a private placement to a subsidiary owned by investment funds affiliated with Apollo Global Management, LLC (together with its subsidiaries, “Apollo”). Total proceeds from the preferred stock offering were $191.7 million, net of issuance costs of $8.3 million. The sale occurred in connection with the Initial Closing (“Initial Closing”) pursuant to the Subscription Agreement entered into by the Company and Apollo on May 27, 2015 (“Subscription Agreement”).  On April 11, 2016, after the three months ended March 25, 2016, Apollo purchased an additional 1,607,200 shares of Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million in a second closing subject to the conditions within the Subscription Agreement.  Refer to Note 15 – Subsequent Events for additional details related to the second closing.

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

Conversion. Each share of Series A Preferred Stock may be converted at any time at the option of the holder into a number of shares of Common Stock as is determined by dividing the original issue price of $62.22 per share by the conversion price which is initially $62.22. In the event that after the Fifth Anniversary the Board of Directors recommends to the Company’s stockholders a sale of the company, but the Company’s stockholders do not approve the recommended sale, then the conversion price would be reduced to $52.65.  Additionally, if there was a failure of the stockholders to approve certain other actions to facilitate an initial public offering of the company’s Common Stock as well as a failure to approve a sale of the Company recommended by the Board of Directors, then the conversion price would be $47.86.  The conversion price is also subject to adjustments on a broad-based, weighted-average basis upon the issuance of shares of common stock or certain equivalent securities at a price per share less than conversion price of $62.22 or as then adjusted to date.

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

(5) Earnings Per Share

Basic earnings per share (“EPS”) is calculated using the weighted-average number of common shares outstanding during the period and income available to common stockholders, which is calculated by deducting the dividends accumulated for the period on cumulative preferred stock (whether or not earned) and income allocated to preferred stockholders as calculated under the two-class method. The Company considers all of the Series A Preferred Stock to be participating securities as the holders of the preferred stock are entitled contractually to receive a cumulative dividend. Diluted EPS is computed by giving effect to all potential shares of common stock including common stock issuable upon conversion of the convertible preferred stock, the related convertible dividends for the aggregate five year contractual obligation, and stock options. The denominator is calculated by using the weighted-average number of common shares and common stock equivalents outstanding during the period, assuming conversion at the beginning of the period or at the time of issuance if later. If outstanding preferred shares and dividends which would be earned upon conversion were converted as of March 25, 2016, the result would be equivalent to 3,337,370 common shares. Common stock equivalents are only included in the diluted EPS calculation when their effect is dilutive.

The following table presents the reconciliations of basic and diluted EPS for the three months ended March 25, 2016 and March 27, 2015:

	Three Months Ended
	March 25,	March 27,
(in thousands, except per share amounts)	2016	2015
Numerator - basic and diluted:
Net income	$23,724	$27,505
Less: loss (income) attributable to noncontrolling interests	855	(4,007)
Net income attributable to CH2M	24,579	23,498
Less: income allocated to preferred stockholders - basic	2,451	—
Less: accrued dividends attributable to preferred stockholders	2,564	—
Income available to common stockholders - basic and diluted	$19,564	$23,498

Denominators:
Weighted-average common shares outstanding - basic	26,305	27,363
Dilutive effect of common stock equivalents	202	23
Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	26,507	27,386

Basic net income per common share	$0.74	$0.86
Diluted net income per common share	$0.74	$0.86

For the three months ended March 25, 2016 and March 27, 2015, options to purchase 0.5 million and 1.9 million shares of common stock, respectively, were excluded from the dilutive EPS calculation because including them would have been antidilutive.  For the three months ended March 25, 2016, 3.3 million shares of preferred stock and accumulated preferred stock dividends were excluded from the dilutive EPS calculation because including them would have been antidilutive.

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

Our financial statements include the accounts of our joint ventures when the joint ventures are variable interest entities (“VIE”) and we are the primary beneficiary or those joint ventures that are not VIEs yet we have a controlling interest. We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a VIE. A qualitative assessment begins with an understanding of the nature of the risks associated with the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination is made of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Most of the VIEs with which our Company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. As of March 25, 2016 and December 25, 2015, total assets of VIEs that were consolidated were $222.2 million and $224.6 million, respectively, and liabilities were $251.5 million and $289.3 million, respectively.  These assets and liabilities consist almost entirely of working capital accounts associated with the performance of an Australian fixed-price Power project being executed with a consolidated joint venture and an Environment and Nuclear consolidated joint venture consulting project in Canada.

In determining whether we have a controlling interest in a joint venture that is not a VIE and the requirement to consolidate the accounts of the entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partnership/members.

We held investments in unconsolidated VIEs and equity method investments of $78.9 million and $84.3 million at March 25, 2016 and December 25, 2015, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus our portion of the entities’ undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

As of March 25, 2016 and December 25, 2015, the total assets of VIEs that were not consolidated were $400.5 million and $389.6 million, respectively, and total liabilities were $320.1 million and $304.9 million, respectively.  These assets and liabilities consist almost entirely of working capital accounts associated with the performance of single contracts. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

(7) Goodwill and Intangible Assets

The following table presents the changes in goodwill by segment during the three months ended March 25, 2016:

($ in thousands)	Environment and Nuclear	Energy and Industrial	Transportation	Water	Power	Consolidated Total
Balance as of December 25, 2015	$64,764	$93,242	$281,520	$71,459	$—	$510,985
Foreign currency translation	326	—	(13,725)	(3,470)	—	(16,869)
Balance as of March 25, 2016	$65,090	$93,242	$267,795	$67,989	$—	$494,116

The following table presents the changes in intangible assets by segment during the three months ended March 25, 2016:

($ in thousands)	Environment and Nuclear	Energy and Industrial	Transportation	Water	Power	Consolidated Total
Balance as of December 25, 2015	$30,096	$—	$22,731	$6,184	$—	$59,011
Amortization	(1,183)	—	(2,778)	(782)	—	(4,743)
Foreign currency translation	1,155	—	(977)	(310)	—	(132)
Balance as of March 25, 2016	$30,068	$—	$18,976	$5,092	$—	$54,136

Intangible assets with finite lives consist of the following:

		Accumulated	Net finite-lived
($ in thousands)	Cost	Amortization	intangible assets
March 25, 2016
Customer relationships	$184,575	$(130,447)	$54,128
Tradename	4,325	(4,317)	8
Total finite-lived intangible assets	$188,900	$(134,764)	$54,136
December 25, 2015
Customer relationships	$187,580	$(128,655)	$58,925
Tradename	4,499	(4,413)	86
Total finite-lived intangible assets	$192,079	$(133,068)	$59,011

All intangible assets are being amortized over their expected lives of between two years and ten years. The amortization expense reflected in the consolidated statements of income for the three months ended March 25, 2016 and March 27, 2015 totaled $4.7 million and $7.2 million, respectively. All intangible assets are expected to be fully amortized in 2024.

At March 25, 2016, the future estimated amortization expense related to these intangible assets is:

Amortization
($ in thousands)	Expense
2016 (nine months remaining)	$13,912
2017	17,275
2018	4,273
2019	3,540
2020	3,540
2021	3,540
Thereafter	8,056
$54,136

(8) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 25,	December 25,
($ in thousands)	2016	2015
Land	$5,021	$5,021
Building and land improvements	86,042	67,631
Furniture and fixtures	26,168	25,332
Computer and office equipment	160,419	158,399
Field equipment	141,418	138,721
Leasehold improvements	71,981	65,734
	491,049	460,838
Less: Accumulated depreciation	(262,934)	(257,172)
Net property, plant and equipment	$228,115	$203,666

Depreciation expense reflected in the consolidated statements of income was $11.5 million and $11.9 million for the three months ended March 25, 2016 and March 27, 2015, respectively.

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

Fair value is determined by discounting future cash flows using interest rates available for issues with similar terms and average maturities. The estimated fair values of our financial instruments where carrying values do not approximate fair value are as follows:

	March 25, 2016		December 25, 2015
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Equipment financing	$7,965	$7,530	$8,594	$8,056

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are typically based upon Level 2 inputs including third-party quotes. At March 25, 2016, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond one year. As of March 25, 2016,  we had $0.7 million of derivative liabilities. We had an insignificant amount of derivative assets as of December 25, 2015. The changes in derivative fair values resulted in a realized and unrealized losses of $0.8 million and $0.6 million, respectively, for the three months ended March 25, 2016.  For the three months ended March 27, 2015, the changes in derivative fair values resulted in unrealized losses of $1.3 million and an insignificant amount of realized losses.

(10) Line of Credit and Long-Term Debt

On March 30, 2015, we entered into the Second Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”).  The Amended Credit Agreement provides for an unsecured revolving Credit Facility of $1.1 billion (“Credit Facility”) which matures on March 28, 2019.  Under the terms of the Amended Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $350.0 million.  The Amended Credit Agreement has a subfacility for the issuance of standby letters of credit in a face amount up to $750.0 million and a subfacility up to $300.0 million for multicurrency borrowings.

Certain terms and conditions of our Amended Credit Agreement as of March 25, 2016 are as follows:

•	The maximum consolidated leverage ratio is 3.00x for 2016 and beyond.
•

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

The Amended Credit Agreement contains customary representations and warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, and dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type.  As of March 25, 2016, we were in compliance with the covenants required by the Credit Agreement.

Our nonrecourse and other long-term debt consist of the following:

	March 25,	December 25,
($ in thousands)	2016	2015
Revolving Credit Facility, average rate of interest of 1.8%	$377,000	$292,783
Equipment financing, due in monthly installments to September 2021, secured by equipment. These notes bear interest ranging from 0.22% to 3.29%	7,965	8,594
Other notes payable	258	285
Total debt	385,223	301,662
Less: current portion of debt	1,883	2,069
Total long-term portion of debt	$383,340	$299,593

At March 25, 2016 and December 25, 2015, company-wide issued and outstanding letters of credit and bank guarantee facilities were $133.8 million and $145.5 million, respectively.  The remaining unused borrowing capacity under the Credit Facility was $364.1 million as of March 25, 2016.

(11) Income Taxes

After adjusting for the impact of loss attributable to noncontrolling interests, the effective tax rate on income attributable to CH2M for the three months ended March 25, 2016 was 36.2% compared to 28.8% for the same period in the prior year. The 2015 effective tax rate for the three month period was lower than the effective tax rate in the same period of 2016 primarily due to the favorable impact in 2015 of a 2007 Internal Revenue Service settlement. Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, and the disallowed portions of meals and entertainment expenses.

Estimated undistributed earnings of our foreign subsidiaries amounted to approximately $344.8 million and $341.8 million at March 25, 2016 and December 25, 2015, respectively. These earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Determining the tax liability that would arise if these earnings were repatriated is not practical.

As of March 25, 2016 and December 25, 2015, we had $40.4 million and $38.5 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the amounts discussed above are approximately $3.1 million and $3.0 million of accrued interest and penalties related to uncertain tax positions, as of March 25, 2016 and December 25, 2015, respectively.

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

(12) Restructuring and Related Charges

In September 2014, we commenced certain restructuring activities in order to achieve important business objectives, including reducing overhead costs, improving efficiency, and reducing risk (“2014 Restructuring Plan”). These restructuring activities, which continued into 2015, included such items as a voluntary retirement program, workforce reductions, facilities consolidations and closures, and evaluation of certain lines of business.  During the three months ended March 27, 2015, we incurred $8.0 million of costs for these restructuring activities, which have been included in selling, general and administration expense on the consolidated statements of income.  The restructuring activities under the 2014 Restructuring Plan were substantially complete as of December 25, 2015, and as such no restructuring costs were incurred during the three months ended March 25, 2016.  As of March 25, 2016 and December 25, 2015, the provision for restructuring costs was $26.0 million and $32.4 million, respectively, and were primarily related to accruals for facilities costs that will be paid over the remaining term of the leases which we have exited and therefore will extend through 2028.

(13) Defined Benefit Plans and Other Postretirement Benefits

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

The components of the net periodic pension expense for the three months ended March 25, 2016 and March 27, 2015 are detailed below:

	March 25, 2016		March 27, 2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
($ in thousands)	Pension Plans	Pension Plans	Pension Plans	Pension Plans
Service cost	$671	$1,377	$863	$879
Interest cost	2,954	10,477	2,810	10,894
Expected return on plan assets	(2,921)	(8,814)	(3,312)	(7,839)
Amortization of prior service credits	(188)	—	(191)	—
Recognized net actuarial loss	1,629	693	1,865	981
Net expense included in current income	$2,145	$3,733	$2,035	$4,915

We sponsor a medical benefit plan for retired employees of certain subsidiaries. The plan is contributory, and retiree premiums are based on years of service at retirement. The benefits contain limitations and a cap on future cost increases. We fund postretirement medical benefits on a pay‑as‑you‑go basis. Additionally, we have a frozen non‑qualified pension plan that provides additional retirement benefits to certain senior executives who remained employed and retired from CH2M on or after age 65.

The components of the non-qualified pension benefit expense and postretirement benefit expense for the three months ended March 25, 2016 and March 27, 2015 are detailed below:

	March 25, 2016		March 27, 2015
	Non-Qualified	Postretirement	Non-Qualified	Postretirement
($ in thousands)	Pension Plan	Benefit Plans	Pension Plan	Benefit Plans
Service cost	$—	$206	$—	$242
Interest cost	13	497	15	524
Amortization of prior service (credits) costs	—	(96)	—	(7)
Recognized net actuarial loss (gain)	—	(3)	—	(2)
Net expense included in current income	$13	$604	$15	$757

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

Many claims that are currently pending against us are covered by our professional liability insurance after we have exhausted our self-insurance requirement. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of March 25, 2016 and December 25, 2015, accruals for potential estimated claim liabilities were $9.1 million and $11.0 million, respectively.

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington was investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract that we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M Hanford Group (“CH2M Subsidiary”) employees pleaded guilty to felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney’s Office raised the possibility of violations of the civil False Claims Act and criminal charges for possible violations of federal criminal statutes arising from CH2M Subsidiary’s overtime practices on the project. In September 2012, the government intervened in a civil False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud. In March 2013, we entered into a Non-Prosecution Agreement (“NPA”) concluding the criminal investigation so long as we comply with the terms of the NPA. The NPA requires us to comply with ongoing requirements for three years after the effective date of March 6, 2013.  By a separate agreement, we obtained dismissal of the civil False Claims Act case. We paid $18.5 million in total under both agreements. As a result, no criminal charges were brought against CH2M Subsidiary or any CH2M entities, and the civil False Claims Act case was dismissed.  On March 4, 2016, we received a letter from the U.S. Attorney’s Office for the Eastern District of Washington, extending certain requirements of the NPA through at least March 6, 2019: (i) our obligation to cooperate with the U.S. Attorney’s Office with regard to investigations of individuals who may have been involved in time card fraud; and (ii) the tolling of any applicable limitation of actions periods.

(15) Subsequent Events

On April 11, 2016, Apollo pursuant to the Subscription Agreement entered into by the Company and Apollo on May 27, 2015, we sold and issued in a second closing an aggregate of 1,607,200 shares of Series A Preferred Stock to Apollo at a price of $62.22 per share for an aggregate purchase price of approximately $100.0 million in a private placement. The Company offered and sold the preferred shares in reliance on the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, on the basis that Apollo was an accredited investor and that we did not use general solicitation or advertising to market the preferred shares and otherwise satisfied the requirements of the exemption.  The rights, privileges and preferences of the Series A Preferred Stock are summarized within Note 4 – Stockholders’ Equity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations as a whole and for each of our operating segments and should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 25, 2015.

In the following text, the terms, “CH2M,” “the Company,” “we,” “our,” and “us” may refer to CH2M HILL Companies, Ltd.

Certain statements throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and thus reflect our current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward looking statements. Words such as “believes,” “anticipates,” “expects,” “will,” “plans” and similar expressions are intended to identify forward-looking statements.

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

Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: the continuance of, and funding for certain governmental regulation and enforcement programs which create demand for our services; our ability to attract and perform large, longer-term projects; our ability to insure against or otherwise cover the liability risks inherent in our business including environmental liabilities and professional engineering liabilities; our ability to manage the risks inherent in the government contracting business and the delivery of lump sum projects; our ability to manage the costs associated with our fixed-price contracts; our ability to manage the risks inherent in international operations, including operations in war and conflict zones; our ability to identify and successfully integrate acquisitions; our ability to attract and retain professional personnel; changes in global business, economic, political and social conditions; intense competition in the global engineering, procurement and construction industry; civil unrest, security issues and other unforeseeable events in countries in which we do business; our failure to receive anticipated new contract awards; the affects, if any, of U.S. government budget constraints; difficulties or delays incurred in the execution of contracts; risks inherent to the operations of our internal market; our ability to maintain the liquidity necessary for our operations; possible changes to our capital structure; obligations associated with the issuance of our Series A Preferred Stock; and other risks and uncertainties set forth under Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 25, 2015, and other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward-looking statements should not be regarded as representation or warranties by the Company that such matters will be realized.

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

On April 11, 2016, pursuant to the Subscription Agreement, we sold and issued in a second closing an aggregate of 1,607,200 shares of Series A Preferred Stock to Apollo at a price of $62.22 per share for an aggregate purchase price of approximately $100.0 million in a private placement. The Company offered and sold the preferred shares in reliance on the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act on the basis that Apollo was an accredited investor and that we did not use general solicitation or advertising to market the preferred shares and otherwise satisfied the requirements of the exemption.

For a summary of the terms and conditions of the Series A Preferred Stock, see Note 4 – Stockholders’ Equity of the consolidated financial statements.

Restructuring

In September 2014, we commenced certain restructuring activities in order to achieve important business objectives, including reducing overhead costs, improving efficiency, and reducing risk (“2014 Restructuring Plan”). These restructuring activities, which continued into 2015, included such items as a voluntary retirement program, workforce reductions, facilities consolidations and closures, and evaluation of certain lines of business.  The restructuring charges incurred in 2015 were included within general and administrative costs on our consolidated statements of income.  As of December 25, 2015, the activities under 2014 Restructuring Plan were substantially complete.  The Company’s overall overhead cost structure benefited from the restructuring activities as described in the Summary of Operations section below through the reduction of costs within the corporate overhead functions which are allocated to the business groups to arrive at segment operating profit as well as overhead costs within the business groups themselves.

Summary of Operations

In the first quarter of 2016, we implemented certain organizational changes, including the reorganization of our internal reporting structure to better facilitate our strategy for growth, client-centric service, and operational efficiency. In connection with this refinement, we have discontinued our former Industrial and Urban Environments (“IUE”) business group as a standalone unit, and we have combined its industrial and advanced technology business with our Oil, Gas and Chemicals business group to form the Energy and Industrial business group.  Additionally, our urban environments and sports business which was formally within IUE has been combined with our Water business group.  Our Power EPC business continues to be monitored as a separate operating segment as we exit the fixed-price Power EPC business.  As a result of this reorganization, we have identified our four business groups, which include Energy and Industrial, Environment and Nuclear, Transportation, and Water, as well as our Power EPC business as reportable operating segments.

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

Results of Operations for the three months ended March 25, 2016 and March 27, 2015

The following table summarizes our results of operation by segment for the three months ended March 25, 2016 as compared to the three months ended March 27, 2015:

	Three Months Ended
	March 25, 2016		March 27, 2015		Change
	Gross	Operating	Gross	Operating	Gross	Operating
($ in thousands)	Revenue	Income (Loss)	Revenue	Income (Loss)	Revenue	Income (Loss)
Energy and Industrial	$240,641	$461	$299,053	$8,711	$(58,412)	$(8,250)
Environment and Nuclear	503,365	18,197	358,960	17,281	144,405	916
Transportation	245,763	3,115	235,400	(6,117)	10,363	9,232
Water	297,241	19,773	334,942	20,096	(37,701)	(323)
Power EPC	56,398	(680)	35,631	894	20,767	(1,574)
Total	$1,343,408	$40,866	$1,263,986	$40,865	$79,422	$1

Energy and Industrial

Energy and Industrial had a $58.4 million, or 20%, decrease in revenue for the three months ended March 25, 2016 as compared to the three months ended March 27, 2015.  The decline in gross revenue was predominantly caused by reductions in volume and client concessions on program management, professional services, and operations and maintenance contracts primarily within the U.S. and the Middle East as a result of sustained commodity pricing pressures within the oil and gas industry.

Operating income within Energy and Industrial experienced a net decrease of $8.3 million for the three months ended March 25, 2016 as compared to the three months ended March 27, 2015.  The decrease in operating income was primarily related to the reduction in project volume and client concessions due to the pressures in the oil and gas industry as discussed above.   These declines in project earnings were partially offset by improvements in selling, general and administrative costs related to efficiencies gained from the 2014 Restructuring Plan and continuing efforts to reduce overhead as well as reduced business development costs with the depressed oil and gas industry.

Environment and Nuclear

Environment and Nuclear revenue increased $144.4 million, or 40%, for the three month period ended March 25, 2016 as compared to the three month period ended March 27, 2015.  Approximately $143.7 million of the increase in revenue was attributable to a large nuclear consulting project in a consolidated Canadian joint venture which began operations in late 2015.

For the three months ended March 25, 2016 as compared to the three months ended March 27, 2015, Environment and Nuclear operating income had a net increase of $0.9 million, or 5%.  There was an increase of approximately $1.6 million attributable to increased project activity related to a domestic nuclear-remediation consulting project as well as an increase of $0.8 million related to the consolidated Canadian joint venture discussed above.  Additionally, amortization expense related to the 2014 acquisition of TERA Environmental Consultants decreased by $1.1 million as the backlog intangible asset became fully amortized during the three months ended March 27, 2015.  These increases in earnings were partially offset by a $2.6 million decline in equity in earnings related to the winding down of a large nuclear joint venture project.

Transportation

Transportation revenue increased by $10.4 million, or 4%, in the three months ended March 25, 2016 as compared to the three months ended March 27, 2015.  The increase was primarily due to revenue growth related to increased activities in 2016 on a fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States.

Transportation operating income increased by a net $9.2 million for the three months ended March 25, 2016 as compared to the three months ended March 27, 2015.  The net increase was predominantly driven by an $11.0 million charge in the three months ended March 27, 2015 for the fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States.   The cost growth recognized in 2015 was primarily caused by design delays for a water main relocation, the discovery of extremely hard and abrasive rock during construction, differing site conditions, unidentified and mislocated utilities, client requested changes, labor supply challenges in the construction market, lower than expected labor productivity, and severe adverse weather delays.  There were no changes to the loss provision during the three months ended March 25, 2016.  On December 17, 2015, our client claimed we were in default of our obligations under the design-build contract and issued a notice of default that triggered a cure period under the contract.  On February 9, 2016, within the cure period, CH2M and the client agreed on a contract amendment under which the client accepted our recovery schedule and withdrew the notice of default.  In addition, the client agreed within the settlement to defer the assessment of any potential liquidated damages under the terms of the contract until at least May 1, 2016.  CH2M is seeking resolution of outstanding claims through direct negotiations with the client as well as an outside dispute resolution board (“DRB”) process allowed under the contract.  The DRB rendered its initial findings in April 2016, and we are currently in discussions with the client to determine how these conclusions can be used to resolve the outstanding claims.  In the course of these negotiations, the client has indicated that it intends to assess liquidated damages in the second quarter of 2016.  The negotiations on change orders and claims and the postponing of any assessment of liquidated damages as part of an overall settlement are ongoing.  CH2M and the client have not reached an agreement on how to resolve these outstanding issues.  Accordingly, it is not possible to estimate the recoveries or costs that may be achieved or incurred through these resolution processes. We may incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss or if our plans to meet our revised schedule are not achieved resulting in liquidated damages under our contract. These potential changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.  The increase in Transportation’s earnings was partially offset by increased business development costs related to significant program management pursuits in the United States and Europe.

Water

Water revenue decreased $37.7 million, or 11%, for the three months ended March 25, 2016 as compared to three months ended March 27, 2015.  Approximately $26.0 million of the decline in revenue was attributable to decreased activity on two design-build-operate contracts for water treatment facilities in the western United States as the projects approach completion and the completion of a program management project in the Middle East.  Water experienced an additional $7.0 million decrease in revenue due to economic challenges in Puerto Rico and reduced activity on projects related to the oil and gas industry.

Water’s operating income experienced a net decrease of $0.3 million, or 2%, in the three months ended March 25, 2016 as compared to the three months ended March 27, 2015. There was a $2.1 million decrease in earnings related to the Water projects which experienced reductions in revenue as discussed above.  The decline in operating income was partially offset by efficiencies gained from the 2014 Restructuring Plan.

Power EPC

Power EPC revenues increased $20.8 million for the three months ended March 25, 2016 as compared to the three months ended March 27, 2015, which was primarily related to a $19.4 million increase in revenue recorded on an  Australian fixed-price Power EPC project being executed by a consolidated 50/50 joint venture.   The increase in revenue on the Australian project resulted from increasing the incremental construction progress achieved during the three months ended March 25, 2016 as compared to three months ended March 27, 2015.  In the fourth quarter of 2015, management was able to reach an agreement with the client of this project to settle certain claims to recover costs and extend the amount of time allowed to complete interim delivery milestones for the project.  Certain of those milestones are expected to be completed in the remainder of 2016 with construction and commission continuing into 2017.  While management believes the current costs estimate-to-complete the project represents the best estimate at this time, there is a significant amount of work that still needs to be performed on the project before achieving substantial completion.  Thus there can be no assurance that additional cost growth will not occur.

For the three months ended March 25, 2016 as compared to the three months ended March 27, 2015, Power’s operating income decreased by $1.6 million.  As the Australian fixed-price EPC project has an estimated loss at completion which was recorded in its entirety in 2014, the decrease in earnings in 2016 as compared to the same period in 2015 is due to operating costs of the Power EPC business as well as a decline in earnings related to foreign currency translation.

Income Taxes

After adjusting for the impact of loss attributable to noncontrolling interests, the effective tax rate on income attributable to CH2M for the three months ended March 25, 2016 was 36.2% compared to 28.8% for the same period in the prior year. The 2015 effective tax rate for the three month period was lower than the effective tax rate in the same period of 2016 primarily due to the favorable impact in 2015 of the 2007 IRS settlement. Our effective tax rate continues to be negatively impacted by the effect of state income taxes, non-deductible foreign net operating losses, and the disallowed portions of meals and entertainment expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are working capital, acquisitions, capital expenditures and purchases of stock in our internal market. We maintain a domestic cash management system which provides for cash sufficient to satisfy financial obligations as they are submitted for payment and any excess cash in domestic bank accounts is applied against any outstanding debt held under our credit facility described below. We maintain entities to do business in countries around the world and as a result hold cash in international bank accounts to fund the working capital requirements of those operations.  At March 25, 2016 and December 25, 2015, cash and cash equivalents, including the amount related to consolidated joint ventures as discussed below, totaling $167.1 million and $152.0 million, respectively, was held in foreign bank accounts.

In addition, as is common within our industry, we partner with other engineering and construction firms on specific projects to leverage the skills of the respective partners and decrease our risk of loss.  Often projects of this nature require significant cash contributions and the joint ventures created may retain cash earned while the project is being completed.  Cash and cash equivalents on our consolidated balance sheets include cash held within these consolidated joint venture entities which is used for operating activities of those joint ventures.    As of March 25, 2016 and December 25, 2015, cash and cash equivalents held in our consolidated joint ventures and reflected on the consolidated balance sheets totaled $69.0 million and $95.4 million, respectively.

During the three months ended March 25, 2016, cash used in operations was $19.3 million, which was a decrease of $60.3 million as compared to cash provided by operations of $41.0 million in the three months ended March 27, 2015. The decrease in cash flows from operations primarily resulted from a decline in cash provided by changes in working capital of $62.2 million.

Changes in our working capital requirements can vary significantly from period to period based primarily on the mix of our projects underway and the percentage of project work completed during the period.  For the three months ended March 25, 2016, other accrued liabilities decreased by $60.4 million primarily due to a $33.6 million reduction in project loss reserves from December 25, 2015 to March 25, 2016 as actual losses were funded with increased percentage of completion on loss projects.  Additionally, other accrued liabilities decreased by approximately $12.9 million primarily due to payments related to the 2014 Restructuring Plan as well as a holdback provision payment related to a 2007 acquisition.  For the three months ended March 25, 2016, cash used for working capital increased by $45.0 million for payments made on accounts payable and accrued subcontractor costs primarily related to milestone payments on our fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States.  There was also a decline of $34.9 million in billings in excess of revenue due primarily due to timing of issuing  invoices and construction progress achieved in 2016.  As we complete our work on our joint venture power project in Australia and our fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States, we may experience decreases in our working capital and cash flow in future periods.  These changes in our working capital were offset primarily by a $48.4 million decrease in our receivables and unbilled revenue, which were primarily related to payments received within our Energy and Industrial business group for oil and gas projects.

Cash used in investing activities was $42.1 million for the three months ended March 25, 2016 as compared to cash provided by investing activities of $3.0 million for the three months ended March 27, 2015.  A significant factor contributing to change in cash used in investing activities was the $30.7 million increase in capital expenditures in three months ended March 25, 2016 as compared to the three months ended March 27, 2015 primarily due to the construction of employee housing units for oilfield workers in the northwestern United States to support our oil and gas operations. Additionally, due to the sale of certain previously owned land during 2015, proceeds from the sale of operating assets decreased by $11.3 million for the three months ended March 25, 2016 as compared to the three months ended March 27, 2015.  Furthermore, we periodically make working capital advances to certain of our unconsolidated joint ventures; such advances are repaid to us from the joint ventures in the normal course of the joint venture activities.  During the three months ended March 25, 2016, we received working capital repayments from our unconsolidated joint ventures of $2.6 million as compared to $4.8 million for the three months ended March 27, 2015.  These working capital repayments are offset by additional investments made in our unconsolidated joint ventures, which were $8.2 million and $7.4 million for the three months ended March 25, 2016 and March 27, 2015, respectively.

Cash provided by financing activities was $65.9 million in the three months ended March 25, 2016 as compared to $28.2 million of cash used in financing activities for the three months ended March 27, 2015.  The change in financing cash flows was primarily caused by the net payment on long-term debt of $83.6 million for the three months ended March 25, 2016 as compared to a net payment of $24.9 million for the three months ended March 27, 2015.  This was offset by a $25.0 million increase in cash used from financing activities for repurchases of common stock during the three months ended March 25, 2016 as compared to the three months ended March 27, 2015.

On March 30, 2015, we entered into the Second Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”).  The Amended Credit Agreement provides for an unsecured revolving Credit Facility of $1.1 billion (“Credit Facility”) which matures on March 28, 2019.  Under the terms of the Amended Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed under the agreement by up to $350.0 million.  The Amended Credit Agreement has a subfacility for the issuance of standby letters of credit in a face amount up to $750.0 million and a subfacility up to $300.0 million for multicurrency borrowings.

Certain terms and conditions of our Amended Credit Agreement as of March 25, 2016 are as follows:

•	The maximum consolidated leverage ratio is 3.00x for 2016 and beyond.
•

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

As of March 25, 2016, we were in compliance with the covenants required by the Credit Agreement.  In the context of our current debt structure and projected cash needs, and assuming prorated participation in our internal market to repurchase stock, we believe the combination of our current cash position, our credit capacity under our Amended Credit Agreement, the cash from the issuance of the Series A Preferred Stock, and cash flows anticipated from operations are adequate to support our immediate business operations and plans.

At March 25, 2016, we had $377.0 million in outstanding borrowings of the Credit Facility, compared to $292.8 million at December 25, 2015. The average rate of interest charged on that balance was 1.79% as of March 25, 2016. At March 25, 2016 company-wide issued and outstanding letters of credit, and bank guarantee facilities of $133.8 million were outstanding, compared to $145.5 million at December 25, 2015.  Our borrowing capacity under the Credit Facility is limited by a maximum consolidated leverage ratio, which is based on a multiple of an adjusted earnings before interest, taxes, depreciation and amortization calculation, and other outstanding obligations of the Company.  As of March 25, 2016, the remaining unused borrowing capacity under the Credit

Facility was approximately $364.1 million.

Internal Market Trades

CH2M’s common stock trades on an internal market four times per year. The next internal market trade date is expected to be on June 2, 2016.  CH2M determines whether to participate in the internal market on a quarterly basis. Prior to each quarterly trade date, we review the outstanding orders and any resulting imbalance between sell orders and buy orders and make a determination whether or not CH2M should participate in the internal market by buying shares. In making that determination, CH2M’s management and Board of Directors consider prevailing circumstances, including our financial condition and results of operations, our available cash and capital resources, including the limits that CH2M may spend on share repurchases and the borrowing capacity available pursuant to the terms of our existing unsecured revolving line of credit and other sources of liquidity, expected current and future needs for cash to fund our operations, anticipated contingencies and other factors.

CH2M’s management and Board of Directors could determine to limit the amount of money expended by the Company to repurchase shares, or not to participate in the internal market, either of which would result in proration of sell orders that stockholders may place for trades on the next trade date. In addition, CH2M’s Board of Directors could determine to suspend trading on the internal market in order to provide time to evaluate the ability to adequately provide for proration and to conserve the company’s cash reserves and available liquidity.  For the 2015 trade dates, CH2M limited the amount expended to repurchase shares.  We expect that the amounts CH2M will be able to spend to clear sell orders for the June 2016 and future trade dates will continue to be restricted. CH2M’s Board of Directors and management anticipate that the internal market will only partially clear, and some sell orders will be only partially filled, on such trade dates.

For more information of the risks associated with the internal market, please see the risk factors set forth in the CH2M Annual Report on Form 10-K for the year ended December 25, 2015 under the heading Item 1A. Risk Factors.

Off-Balance Sheet Arrangements

We have interests in multiple joint ventures, some of which are unconsolidated variable interest entities, to facilitate the completion of contracts that are jointly performed with our joint venture partners. These joint ventures are formed to leverage the skills of the respective partners and include consulting, construction, design, project management and operations and maintenance contracts. Our risk of loss on joint ventures is similar to what the risk of loss would be if the project was self‑performed, other than the fact that the risk is shared with our partners.  See further discussion in Note 6 – Variable Interest Entities and Equity Method Investments of the consolidated financial statements.

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the three months ended March 25, 2016, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 25, 2015.

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

The accounting policies that we believe are most critical to the understanding of our financial condition and results of operations and require complex management judgment are summarized below. Further detail and information regarding our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 25, 2015.

Recently Adopted Accounting Standards

See Note 1 – Summary of Business and Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Commitments and Contingencies

See Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

Foreign currency exchange rates.    We operate in many countries around the world and as a result, are exposed to foreign currency exchange rate risk on transactions in numerous countries. We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as intercompany trade balances among our entities with differing currencies. In order to mitigate this risk, we enter into derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. As of March 25, 2016, we had derivative liabilities of $0.7 million of forward foreign exchange contracts on world currencies with varying durations, none of which extend beyond one and five years.

Interest rates.    Our interest rate exposure is primarily limited to our Credit Facility.  As of March 25, 2016, the outstanding balance on the Credit Facility was $377.0 million.  We have assessed the market risk exposure on this financial instrument and determined that any significant change to the fair value of this instrument would not have a material impact on our consolidated results of operations, financial position or cash flows.  Based upon the amount outstanding under the Credit Facility, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $3.8 million.

Item 4.  Controls and Procedures

We carried out an evaluation as of the last day of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 25, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Many claims that are currently pending against us are covered by our professional liability insurance after we have exhausted our self-insurance requirement. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.

In 2010, we were notified that the U.S. Attorney’s Office for the Eastern District of Washington was investigating overtime practices in connection with the U.S. Department of Energy Hanford tank farms management contract that we transitioned to another contractor in 2008. In 2011 and 2012, eight former CH2M Hanford Group (“CH2M Subsidiary”) employees pleaded guilty to felony charges related to time card fraud committed while working on the Hanford Tank Farm Project. As part of its investigation, the U.S. Attorney’s Office raised the possibility of violations of the civil False Claims Act and criminal charges for possible violations of federal criminal statutes arising from CH2M Subsidiary’s overtime practices on the project. In September 2012, the government intervened in a civil False Claims Act case filed in the District Court for the Eastern District of Washington by one of the employees who plead guilty to time card fraud. In March 2013, we entered into a Non-Prosecution Agreement (“NPA”) concluding the criminal investigation so long as we comply with the terms of the NPA. The NPA requires us to comply with ongoing requirements for three years after the effective date of March 6, 2013.  By a separate agreement, we obtained dismissal of the civil False Claims Act case. We paid $18.5 million in total under both agreements. As a result, no criminal charges were brought against CH2M Subsidiary or any CH2M entities, and the civil False Claims Act case was dismissed.  On March 4, 2016, we received a letter from the U.S. Attorney’s Office for the Eastern District of Washington, extending certain requirements of the NPA through at least March 6, 2019: (i) our obligation to cooperate with the U.S. Attorney’s Office with regard to investigations of individuals who may have been involved in time card fraud; and (ii) the tolling of any applicable limitation of actions periods.

In the three months ended March 25, 2016, there have been no material developments to other proceedings and legal actions as compared to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 25, 2015.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 25, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by our company not previously reported during the three months ended March 25, 2016.

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
January	—	$—	—	—
February	—	—	—	—
March (a)	572,378	62.89	—	—
Total	572,378	$62.89	—	—

(a)	Shares purchased by CH2M in the Internal Market.

Item 6.  Exhibits

Exhibit Index

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

CH2M HILL Companies, Ltd.

Date: April 29, 2016	/s/ GARY L. MCARTHUR
Gary L. McArthur
Chief Financial Officer