Form 10-Q
period 2016-06-24
CH2M HILL COMPANIES LTD
filed 2016-08-03
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2016

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2016 was 25,535,086.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	June 24,	December 25,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$157,383	$197,021
Receivables, net—
Client accounts	662,321	739,532
Unbilled revenue	646,768	601,713
Other	16,994	17,316
Income tax receivable	400	19,800
Prepaid expenses and other current assets	105,318	95,809
Total current assets	1,589,184	1,671,191
Investments in unconsolidated affiliates	78,659	84,296
Property, plant and equipment, net	247,660	203,666
Goodwill	512,227	510,985
Intangible assets, net	51,450	59,011
Deferred income taxes	337,506	255,385
Employee benefit plan assets and other	78,340	76,765
Total assets	$2,895,026	$2,861,299
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,221	$2,069
Accounts payable and accrued subcontractor costs	430,419	504,098
Billings in excess of revenue	349,136	302,647
Accrued payroll and employee related liabilities	309,156	328,585
Other accrued liabilities	347,617	338,926
Total current liabilities	1,438,549	1,476,325
Long-term employee related liabilities	581,825	599,033
Long-term debt	392,804	299,593
Other long-term liabilities	129,077	109,017
Total liabilities	2,542,255	2,483,968
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized of which 10,000,000 are designated as Series A; 4,821,600 and 3,214,400 issued and outstanding at June 24, 2016 and as of December 25, 2015, respectively	48	32
Common stock, $0.01 par value, 100,000,000 shares authorized; 25,413,828 and 26,282,913 issued and outstanding at June 24, 2016 and December 25, 2015, respectively	254	263
Additional paid-in capital	170,643	125,381
Retained earnings	522,673	561,213
Accumulated other comprehensive loss	(258,869)	(274,704)
Total CH2M common stockholders’ equity	434,749	412,185
Noncontrolling interests	(81,978)	(34,854)
Total stockholders' equity	352,771	377,331
Total liabilities and stockholders’ equity	$2,895,026	$2,861,299

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 24,	June 26,	June 24,	June 26,
	2016	2015	2016	2015
Gross revenue	$1,250,283	$1,324,048	$2,593,691	$2,588,034
Equity in earnings of joint ventures and affiliated companies	8,717	10,668	17,770	22,018
Operating expenses:
Direct cost of services	(1,227,770)	(1,077,982)	(2,308,090)	(2,080,431)
Selling, general and administrative	(236,350)	(227,351)	(467,625)	(459,373)
Operating (loss) income	(205,120)	29,383	(164,254)	70,248
Other income (expense):
Interest income	110	61	170	102
Interest expense	(2,879)	(4,484)	(6,146)	(8,380)
(Loss) income before provision for income taxes	(207,889)	24,960	(170,230)	61,970
Benefit (provision) for income taxes	53,699	(9,326)	39,764	(18,831)
Net (loss) income	(154,190)	15,634	(130,466)	43,139
Less: loss (income) attributable to noncontrolling interests	92,148	644	93,003	(3,363)
Net (loss) income attributable to CH2M	$(62,042)	$16,278	$(37,463)	$39,776
Net (loss) income attributable to CH2M per common share (Note 5)[1]:
Basic	$(2.53)	$0.59	$(1.67)	$1.45
Diluted	$(2.53)	$0.59	$(1.67)	$1.45
Weighted average number of common shares:
Basic	25,993,448	27,340,328	26,064,581	27,351,912
Diluted	25,993,448	27,364,202	26,064,581	27,382,949

1 Represents net (loss) income attributable to CH2M less (i) income allocated to preferred stockholders of $63 and $77 for the three and six months ended June 26, 2015, respectively, and (ii) accrued dividends attributable to preferred stockholders of $3,612 and $6,176 for the three and six months ended June 24, 2016, respectively, and $55 and $55 for the three and six months ended June 26, 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 24,	June 26,	June 24,	June 26,
	2016	2015	2016	2015
Net (loss) income	$(154,190)	$15,634	$(130,466)	43,139
Other comprehensive income (loss):
Foreign currency translation adjustments	10,599	2,292	11,765	(12,888)
Benefit plan adjustments, net of tax	1,950	2,638	4,070	5,278
Other comprehensive income (loss)	12,549	4,930	15,835	(7,610)
Comprehensive (loss) income	(141,641)	20,564	(114,631)	35,529
Less: comprehensive (loss) income attributable to noncontrolling interests	(92,148)	(644)	(93,003)	3,363
Comprehensive (loss) income attributable to CH2M	$(49,493)	$21,208	$(21,628)	$32,166

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 24,	June 26,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(130,466)	$43,139
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	32,480	38,180
Stock-based employee compensation	18,277	17,092
Loss on disposal of property, plant and equipment	202	436
Allowance for uncollectible accounts	347	411
Deferred income taxes	(82,022)	(18,514)
Undistributed earnings from unconsolidated affiliates	(17,770)	(22,018)
Distributions of income from unconsolidated affiliates	27,203	26,364
Contributions to defined benefit pension plans	(19,026)	(19,112)
Change in assets and liabilities:
Receivables and unbilled revenue	37,059	30,351
Prepaid expenses and other	(10,539)	1,239
Accounts payable and accrued subcontractor costs	(74,913)	(90,571)
Billings in excess of revenue	45,389	2,302
Accrued payroll and employee related liabilities	(20,702)	41,384
Other accrued liabilities	25,762	(38,773)
Income tax receivable	20,606	36,299
Long-term employee related liabilities and other	30,559	(15,578)
Net cash (used in) provided by operating activities	(117,554)	32,631
Cash flows from investing activities:
Capital expenditures	(67,526)	(13,964)
Acquisition related payments	(15,788)	—
Investments in unconsolidated affiliates	(12,315)	(15,779)
Distributions of capital from unconsolidated affiliates	6,663	15,734
Proceeds from sale of operating assets	815	17,250
Net cash (used in) provided by investing activities	(88,151)	3,241
Cash flows from financing activities:
Borrowings on long-term debt	1,235,328	1,210,427
Payments on long-term debt	(1,142,074)	(1,394,207)
Repurchases and retirements of common stock	(76,387)	(24,329)
Proceeds from the issuance of preferred stock, net of issuance costs	99,800	192,377
Excess tax benefits from stock-based compensation	2,502	3,206
Net contributions from noncontrolling interests	45,879	40,354
Net cash provided by financing activities	165,048	27,828
Effect of exchange rate changes on cash	1,019	(3,941)
(Decrease) increase in cash and cash equivalents	(39,638)	59,759
Cash and cash equivalents, beginning of period	197,021	131,477
Cash and cash equivalents, end of period	$157,383	$191,236
Supplemental disclosures:
Cash paid for interest	$5,860	$7,885
Cash paid for income taxes	$10,347	$12,033

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 24, 2016

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

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based on unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based on significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.  There were no significant transfers between levels during any period presented.

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

Retirement and Tax-Deferred Savings Plan

The Retirement and Tax Deferred Savings Plan is a retirement plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement. In September 2012, our Board of Directors approved the CH2M HILL Companies, Ltd. Amended and Restated 401(k) Plan which became effective January 1, 2013 (“401(k) Plan”). Effective January 1, 2016, the 401(k) Plan allows for matching contributions up to 58.33% of the first 6% of elective deferrals up to 6% of the employee’s quarterly base compensation, although specific subsidiaries may have different limits on employer matching. The matching contributions may be made in both cash and/or stock.  Expenses related to matching contributions made in common stock for the 401(k) Plan for the three and six months ended June 24, 2016 were $7.4 million and $12.9 million, respectively, compared to $5.5 million and $12.4 million for the three and six months ended June 26, 2015.

Recently Adopted Accounting Standards

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payments Accounting. This ASU identifies areas for simplification involving accounting for share-based payment awards, including the income tax consequences, classification of awards as either equity or liabilities, as well as certain classifications on the statement of cash flows.  This ASU will be effective for fiscal years beginning after December 15, 2016, and early adoption is permitted.  We expect to adopt this standard in the third or fourth quarter of 2016 and believe the adoption will have a favorable impact on our results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We continue to assess the impact of adopting ASU 2016-02, but expect to record a significant amount of right-of-use assets and corresponding liabilities based upon our current operating leases.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments issued with this ASU require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update. This ASU will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, with early adoption permitted. We believe this standard’s impact on CH2M will be limited to equity securities currently accounted for under the cost method of accounting, which as of June 24, 2016 are valued at $3.5 million within investments in unconsolidated affiliates on the consolidated balance sheet. We do not expect the adoption of this standard to have a material impact on our consolidated statements of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and subsequently modified with various amendments and clarifications. This ASU is a comprehensive new revenue recognition model that is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The ASU also requires additional quantitative and qualitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU, as amended, is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU.  CH2M is currently evaluating the impact of this ASU, the subsequently issued amendments, and the transition alternatives on its financial position and results of operations.  We have begun categorizing our various contract revenue streams in order to isolate those that will be significantly impacted.  Once we have identified the impacted revenue streams, we can begin estimating the potential impact of the new standard as well as identify necessary control and process changes.

(2) Changes in Project-Related Estimates

We have a fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States.    The project is approximately two-thirds complete.  During the first and second quarter of 2015, we experienced unforeseen and unexpected cost growth resulting in charges to operations of $11.0 million and $42.6 million, respectively.  The cost growth was primarily caused by design changes for a water main relocation, the discovery of extremely hard and abrasive rock during construction, differing site conditions, unidentified and mismarked utilities, client requested changes, labor supply challenges in the construction market, lower than expected labor productivity, and severe adverse weather delays.

On December 17, 2015, our client claimed we were in default of our obligations under the design-build contract and issued a notice of default that triggered a cure period under the contract.  On February 9, 2016, within the cure period, CH2M and the client agreed on a contract amendment under which the client accepted our recovery schedule and withdrew the notice of default.

In the three and six months ended June 24, 2016, we estimated further cost growth in the amount of $60.0 million as a result of client-caused delays, including limited daytime access to portions of the site.  We also had severe weather including record rainfall and production shortfalls resulting from differing site conditions and engineering rework. These factors caused estimated costs to increase for subcontractor labor and expenses, construction material quantities and delivery acceleration.

CH2M is seeking resolution of outstanding change orders and claims through a combination of appeal to the Dispute Resolution Board (“DRB”) under the contract and direct negotiations with the client.  Change orders and claims totaling approximately $80.0 million have been submitted to the client and, though we have received favorable rulings from the DRB on much of this, we have not been able to come to a mutual resolution with the client.  CH2M will continue to aggressively pursue its entitlements based on claims and change orders, including litigation if it cannot reach resolution with the client.  Accordingly, we cannot currently estimate the timing or amounts of recoveries or costs that may be achieved or incurred through these resolution processes, and as such we have not included any recoveries from these change orders and claims in our current estimated costs to complete. We may incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss.  These potential changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.

Within our Power EPC segment, we are involved in a fixed-price EPC project in Australia through a consolidated joint venture partnership with an Australian construction contractor to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia.  As of June 24, 2016, the total contract value of the joint venture project was approximately $530.4 million, and the project was approximately 70% complete, with engineering and procurement effectively complete and construction and commissioning activities ongoing. Due to a variety of issues related to the joint venture scope of work, the joint venture experienced project losses in 2014, of which our portion of the loss was $140.0 million.  In 2015, the joint venture reached agreement with the client to settle certain claims to recover costs and extend the amount of time allowed to complete interim delivery milestones for the project.  At that time, the total estimated costs to complete the project were reviewed by the project team and increased to reflect the agreed upon schedule and deliverables of the job.  These revisions to the expected project costs largely offset the cost recoveries received from the settlement, and as a result we did not make a change to the loss provision in 2015.

During the second quarter of 2016, the client advised it was unable to meet various obligations in line with the program schedule as required under the terms of the contract.  These delays, other client-driven factors, and related lower than expected construction labor productivity rates were the primary drivers that resulted in the joint venture recognizing a charge to operations of $190.5 million in the three and six months ended June 24, 2016.  Our portion of the increased project costs was $95.3 million. To date, the joint venture has submitted change orders and claims to the client totaling more than $190.0 million for recoveries and the joint venture will continue to aggressively pursue recovery of costs and schedule relief.  The amount of any recoveries is currently unknown and will be subject to negotiations or a formal dispute processes, and therefore the estimated cost growth does not assume any cost recovery assumptions. While management believes the current estimated costs to complete the project represent the best estimate at this time, there is a significant amount of work that still needs to be performed on the project before achieving substantial completion.  Thus there can be no assurance that additional cost growth will not occur.  Any additional changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.

All reserves for project related losses for these projects as well as other immaterial loss projects are included in other accrued liabilities and totaled $208.7 million and $152.6 million as of June 24, 2016 and December 25, 2015, respectively.  Of the amounts included in the June 24, 2016 and December 25, 2015 balances, $66.2 million and $44.4 million, respectively, relate to accrued project losses attributable to, and payable by, a noncontrolling joint venture partner.

(3) Segment Information

In the first quarter of 2016, we implemented certain organizational changes, including the reorganization of our internal reporting structure to better facilitate our strategy for growth and operational efficiency. In connection with this refinement, we have discontinued our former Industrial and Urban Environments (“IUE”) business group as a standalone unit, and we have combined its industrial and advanced technology business with our Oil, Gas and Chemicals business group to form the Energy and Industrial business group.  Additionally, our urban environments and sports business which was formally within IUE has been combined with our Water business group.  Our Power EPC business continues to be monitored as a separate operating segment as we exit the fixed-price Power EPC business.  As a result of this reorganization, we have identified our four business groups, which include Energy and Industrial, Environment and Nuclear, Transportation, and Water, as well as our Power EPC business as reportable operating segments.

Certain financial information relating to the three and six months ended June 24, 2016 and June 26, 2015 for each segment is provided below.  Costs for corporate general and administrative expenses, restructuring costs and amortization expense related to intangible assets have been allocated to each segment based on the estimated benefits provided by corporate functions.  This allocation is primarily based upon metrics that reflect the proportionate volume of project-related activity and employee labor costs within each segment.  Prior year amounts have been revised to conform to the current year presentation.

	Three Months Ended June 24, 2016			Three Months Ended June 26, 2015
	Gross	Equity in	Operating	Gross	Equity in	Operating
($ in thousands)	Revenue	Earnings	Income (Loss)	Revenue	Earnings	Income (Loss)
Energy and Industrial	$221,376	$304	$4,325	$292,827	$417	$11,699
Environment and Nuclear	542,615	4,932	21,589	396,241	7,972	23,622
Transportation	224,907	3,079	(59,585)	240,205	1,519	(30,962)
Water	302,067	402	20,142	359,279	760	28,816
Power EPC	(40,682)	—	(191,591)	35,496	—	(3,792)
Total	$1,250,283	$8,717	$(205,120)	$1,324,048	$10,668	$29,383

	Six Months Ended June 24, 2016			Six Months Ended June 26, 2015
	Gross	Equity in	Operating	Gross	Equity in	Operating
($ in thousands)	Revenue	Earnings	Income (Loss)	Revenue	Earnings	Income (Loss)
Energy and Industrial	$462,017	$800	$4,786	$591,880	$832	$20,410
Environment and Nuclear	1,045,980	10,961	39,786	755,201	14,676	40,903
Transportation	470,670	4,764	(56,470)	475,605	4,016	(37,079)
Water	599,308	1,245	39,915	694,221	2,494	48,912
Power EPC	15,716	—	(192,271)	71,127	—	(2,898)
Total	$2,593,691	$17,770	$(164,254)	$2,588,034	$22,018	$70,248

(4) Stockholders’ Equity

The changes in stockholders’ equity for the six months ended June 24, 2016 are as follows:

	Common	Preferred
(in thousands)	Shares	Shares	Amount
Stockholders’ equity, December 25, 2015	26,283	3,214	$377,331
Shares purchased and retired	(1,172)	—	(73,885)
Shares issued in connection with stock-based compensation and employee benefit plans	303	—	18,277
Series A Preferred Stock, net of issuance costs	—	1,608	99,800
Net loss attributable to CH2M	—	—	(37,463)
Other comprehensive income, net of tax	—	—	15,835
Loss attributable to noncontrolling interests	—	—	(93,003)
Investment in affiliates, net	—	—	45,879
Stockholders’ equity, June 24, 2016	25,414	4,822	$352,771

Preferred Stock

As of June 24, 2016, the Company had 50,000,000 shares of preferred stock, $0.01 par value, authorized.  On June 22, 2015, the Company designated 10,000,000 shares as Series A Preferred Stock with an original issue price of $62.22 under the Certificate of Designation.  On June 24, 2015, the Company sold and issued an aggregate of 3,214,400 shares of Series A Preferred Stock for an aggregate purchase price of $200.0 million in a private placement to a subsidiary owned by investment funds affiliated with Apollo Global Management, LLC (together with its subsidiaries, “Apollo”). Total proceeds from the preferred stock offering were $191.7 million, net of issuance costs of $8.3 million. The sale occurred in connection with the initial closing pursuant to the Subscription Agreement entered into by the Company and Apollo on May 27, 2015 (“Subscription Agreement”).  On April 11, 2016, Apollo purchased an additional 1,607,200 shares of Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million in a second closing subject to the conditions within the Subscription Agreement. Total proceeds from the preferred stock offering were $99.8 million, net of issuance costs of $0.2 million.

Under our agreement with Apollo, the maximum consolidated leverage ratio is 3.00x for 2016 and beyond, consistent with our Second Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”).  As of June 24, 2016, we were in compliance with this covenant.  Management continually assesses its potential future compliance with the consolidated leverage ratio covenant based on estimates of future earnings and cash flows. If there is an expected possibility on non-compliance, we will discuss possibilities with Apollo to modify the covenant consistent with discussions with the Company’s lenders to modify the Amended Credit Agreement or utilize other means of capitalizing the Company to anticipate or remedy any non-compliance. The expected cash outflows required to fund the project losses discussed in Note 2 – Changes in Project-Related Estimates and the related impact on earnings will put a financial strain on the Company that may require an amendment or other remedies to be pursued by management if certain earnings estimates or cash flow improvement initiatives are not achieved or if required to facilitate restructuring plans.

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

(5) Earnings Per Share

Basic earnings per share (“EPS”) is calculated using the weighted-average number of common shares outstanding during the period and income available to common stockholders, which is calculated by deducting the dividends accumulated for the period on cumulative preferred stock (whether or not earned) and income allocated to preferred stockholders as calculated under the two-class method. In the event the Company has a net loss, the net loss is not allocated to preferred stockholders as the holders do not have a contractual obligation to share in the Company’s losses.  The Company considers all of the Series A Preferred Stock to be participating securities as the holders of the preferred stock are entitled contractually to receive a cumulative dividend.

Diluted EPS under the two-class method is computed by giving effect to all potential shares of common stock including common stock issuable upon conversion of the convertible preferred stock, the related convertible dividends for the aggregate five year contractual obligation, and stock options. The denominator is calculated by using the weighted-average number of common shares and common stock equivalents outstanding during the period, assuming conversion at the beginning of the period or at the time of issuance if later.  Additionally, when calculating diluted EPS, the Company analyzes the potential dilutive effect of the outstanding preferred stock under the if-converted method, in which it is assumed that the outstanding preferred stock convert to common stock at the beginning of the period. In the event that the if-converted method is more dilutive than the two-class method, the if-converted diluted EPS will be reflected in our financial statements.  Common stock equivalents are only included in the diluted EPS calculation when their effect is dilutive.

The following table presents the reconciliations of basic and diluted EPS for the three and six months ended June 24, 2016 and June 26, 2015:

	Three Months Ended		Six Months Ended
	June 24,	June 26,	June 24,	June 26,
(in thousands, except per share amounts)	2016	2015	2016	2015
Numerator - basic and diluted:
Net (loss) income	$(154,190)	$15,634	$(130,466)	$43,139
Less: loss (income) attributable to noncontrolling interests	92,148	644	93,003	(3,363)
Net (loss) income attributable to CH2M	(62,042)	16,278	(37,463)	39,776
Less: income allocated to preferred stockholders - basic	—	63	—	77
Less: accrued dividends attributable to preferred stockholders	3,612	55	6,176	55
Income available to common stockholders - basic and diluted	$(65,654)	$16,160	$(43,639)	$39,644

Denominators:
Weighted-average common shares outstanding - basic	25,993	27,340	26,065	27,352
Dilutive effect of common stock equivalents	—	12	—	19
Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	25,993	27,352	26,065	27,371

Basic net (loss) income per common share	$(2.53)	$0.59	$(1.67)	$1.45
Diluted net (loss) income per common share	$(2.53)	$0.59	$(1.67)	$1.45

Due to the existence of net losses for the three and six months ended June 24, 2016, basic and diluted EPS were the same as the effect of potentially dilutive common stock equivalents, including options to purchase 2.6 million of common stock and 5.0 million shares of preferred stock and accumulated preferred stock dividends, would have been antidilutive.  For the three and six months ended June 26, 2015, options to purchase 1.4 million shares of common stock were excluded from the diluted EPS calculation because including them would have been antidilutive.

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

Our financial statements include the accounts of our joint ventures when the joint ventures are variable interest entities (“VIE”) and we are the primary beneficiary or those joint ventures that are not VIEs yet we have a controlling interest. We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a VIE. A qualitative assessment begins with an understanding of the nature of the risks associated with the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination is made of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Most of the VIEs with which our Company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. As of June 24, 2016 and December 25, 2015, total assets of VIEs that were consolidated were $201.0 million and $224.6 million, respectively, and liabilities were $361.0 million and $289.3 million, respectively.  These assets and liabilities consist almost entirely of working capital accounts associated with the performance of an Australian fixed-price Power project being executed with a consolidated joint venture and an Environment and Nuclear consolidated joint venture consulting project in Canada.

In determining whether we have a controlling interest in a joint venture that is not a VIE and the requirement to consolidate the accounts of the entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partnership/members.

We held investments in unconsolidated VIEs and equity method investments of $78.7 million and $84.3 million at June 24, 2016 and December 25, 2015, respectively. Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus our portion of the entities’ undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

As of June 24, 2016 and December 25, 2015, the total assets of VIEs that were not consolidated were $422.9 million and $389.6 million, respectively, and total liabilities were $339.1 million and $304.9 million, respectively.  These assets and liabilities consist almost entirely of working capital accounts associated with the performance of single contracts. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

(7) Goodwill and Intangible Assets

The following table presents the changes in goodwill by segment during the six months ended June 24, 2016:

($ in thousands)	Environment and Nuclear	Energy and Industrial	Transportation	Water	Power	Consolidated Total
Balance as of December 25, 2015	$64,764	$93,242	$281,520	$71,459	$—	$510,985
Foreign currency translation	3,027	—	(1,424)	(361)	—	1,242
Balance as of June 24, 2016	$67,791	$93,242	$280,096	$71,098	$—	$512,227

The following table presents the changes in intangible assets by segment during the six months ended June 24, 2016:

($ in thousands)	Environment and Nuclear	Energy and Industrial	Transportation	Water	Power	Consolidated Total
Balance as of December 25, 2015	$30,096	$—	$22,731	$6,184	$—	$59,011
Amortization	(2,353)	—	(5,559)	(1,565)	—	(9,477)
Foreign currency translation	2,250	—	(254)	(80)	—	1,916
Balance as of June 24, 2016	$29,993	$—	$16,918	$4,539	$—	$51,450

Intangible assets with finite lives consist of the following:

		Accumulated	Net finite-lived
($ in thousands)	Cost	Amortization	intangible assets
June 24, 2016
Customer relationships	$189,947	$(138,497)	$51,450
Tradename	4,531	(4,531)	-
Total finite-lived intangible assets	$194,478	$(143,028)	$51,450
December 25, 2015
Customer relationships	$187,580	$(128,655)	$58,925
Tradename	4,499	(4,413)	86
Total finite-lived intangible assets	$192,079	$(133,068)	$59,011

All intangible assets are being amortized over their expected lives of between two years and ten years. The amortization expense reflected in the consolidated statements of income for the three months ended June 24, 2016 and June 26, 2015 totaled $4.7 million and $6.2 million, respectively, and $9.5 million and $13.4 million for the six months ended June 24, 2016 and June 26, 2015, respectively. All intangible assets are expected to be fully amortized in 2024.

At June 24, 2016, the future estimated amortization expense related to these intangible assets is:

Amortization
($ in thousands)	Expense
2016 (six months remaining)	$9,674
2017	18,021
2018	4,401
2019	3,668
2020	3,668
2021	3,668
Thereafter	8,350
$51,450

(8) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 24,	December 25,
($ in thousands)	2016	2015
Land	$5,021	$5,021
Building and land improvements	102,194	67,631
Furniture and fixtures	27,137	25,332
Computer and office equipment	163,214	158,399
Field equipment	143,506	138,721
Leasehold improvements	78,410	65,734
	519,482	460,838
Less: Accumulated depreciation	(271,822)	(257,172)
Net property, plant and equipment	$247,660	$203,666

Depreciation expense reflected in the consolidated statements of income was $11.5 million and $12.8 million for the three months ended June 24, 2016 and June 26, 2015, respectively, and $23.0 million and $24.7 million for the six months ended June 24, 2016 and June 26, 2015, respectively.

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

	June 24, 2016		December 25, 2015
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Equipment financing	$9,209	$8,757	$8,594	$8,056

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are typically based upon Level 2 inputs including third-party quotes. At June 24, 2016, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond one year. As of June 24, 2016,  we had $0.1 million of derivative assets. We had an insignificant amount of derivative assets as of December 25, 2015.  The unrealized and realized gains and losses due to changes in derivative fair values included in selling, general and administrative expense are as follows:

	Three Months Ended		Six Months Ended
	June 24,	June 26,	June 24,	June 26,
(in thousands)	2016	2015	2016	2015
Unrealized (loss) gain from changes in derivative fair values	$(775)	$511	$177	$(781)
Realized loss from changes in derivative fair values	(2,001)	(3,234)	(2,775)	(3,247)

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

Certain terms and conditions of our Amended Credit Agreement as of June 24, 2016 are as follows:

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

As of June 24, 2016, we were in compliance with the covenants required by the Amended Credit Agreement.  Management continually assesses its potential future compliance with the Amended Credit Agreement covenants based upon estimates of future earnings and cash flows.  If there is an expected possibility of non-compliance, we will discuss possibilities with the Company’s lenders to modify the Amended Credit Agreement or utilize other means of capitalizing the Company to anticipate or remedy any non-compliance.  The expected cash outflows required to fund the project losses discussed in Note 2 – Changes in Project-Related Estimates and the related impact on earnings will put a financial strain on the Company that may require an amendment or other remedies to be pursued by management if certain earnings estimates or cash flow improvement initiatives are not achieved or if required to facilitate restructuring plans.

Our nonrecourse and other long-term debt consist of the following:

	June 24,	December 25,
($ in thousands)	2016	2015
Revolving Credit Facility, average rate of interest of 2%	$385,590	$292,783
Equipment financing, due in monthly installments to September 2021, secured by equipment. These notes bear interest ranging from 0.22% to 3.29%	9,209	8,594
Other notes payable	226	285
Total debt	395,025	301,662
Less: current portion of debt	2,221	2,069
Total long-term portion of debt	$392,804	$299,593

At June 24, 2016 and December 25, 2015, company-wide issued and outstanding letters of credit and bank guarantee facilities were $125.4 million and $145.5 million, respectively.  The remaining unused borrowing capacity under the Credit Facility was $85.2 million as of June 24, 2016.

(11) Income Taxes

After adjusting for the impact of loss attributable to noncontrolling interests, the effective tax rate on the loss attributable to CH2M for the six months ended June 24, 2016 was 51.5% compared to 32.1% on the profit for the same period in the prior year and for the loss attributable to the three months ended June 24, 2016 was 46.4% compared to 36.4% for the profit for the same period in the prior year.  The effective tax rate attributable to CH2M for the three and six months ended June 24, 2016 was higher compared to the same periods in the prior year primarily due to the favorable impacts associated with the release of the valuation allowances for net operating losses due to the implementation of a new transfer pricing policy. Our effective tax rate continues to be negatively impacted by the effect of non-deductible foreign net operating losses and the disallowed portions of meals and entertainment expenses.

Estimated undistributed earnings of our foreign subsidiaries amounted to approximately $455.6 million and $341.8 million at June 24, 2016 and December 25, 2015, respectively. These earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Determining the tax liability that would arise if these earnings were repatriated is not practical.

As of June 24, 2016 and December 25, 2015, we had $47.3 million and $38.5 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Included in the amounts discussed above are approximately $3.4 million and $3.0 million of accrued interest and penalties related to uncertain tax positions, as of June 24, 2016 and December 25, 2015, respectively.

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

(12) Restructuring and Related Charges

In September 2014, we commenced certain restructuring activities in order to achieve important business objectives, including reducing overhead costs, improving efficiency, and reducing risk (“2014 Restructuring Plan”). These restructuring activities, which continued into 2015, included such items as a voluntary retirement program, workforce reductions, facilities consolidations and closures, and evaluation of certain lines of business.  During the three and six months ended June 26, 2015, we incurred $9.6 million and $17.5 million of costs, respectively, for these restructuring activities, which have been included in selling, general and administration expense on the consolidated statements of income.  The restructuring activities under the 2014 Restructuring Plan were substantially complete as of December 25, 2015, and as such no restructuring costs were incurred during the three and six months ended June 24, 2016.  As of June 24, 2016 and December 25, 2015, the provision for restructuring costs was $21.9 million and $32.4 million, respectively, and were primarily related to accruals for facilities costs that will be paid over the remaining term of the leases which we have exited and therefore will extend through 2028.

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

The components of the net periodic pension expense for the three and six months ended June 24, 2016 and June 26, 2015 are detailed below:

	Three Months Ended
	June 24, 2016		June 26, 2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
($ in thousands)	Pension Plans	Pension Plans	Pension Plans	Pension Plans
Service cost	$671	$1,378	$863	$880
Interest cost	2,954	10,487	2,810	10,905
Expected return on plan assets	(2,921)	(8,822)	(3,312)	(7,848)
Amortization of prior service credits	(188)	—	(191)	—
Recognized net actuarial loss	1,629	693	1,865	983
Net expense included in current income	$2,145	$3,736	$2,035	$4,920

	Six Months Ended
	June 24, 2016		June 26, 2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
($ in thousands)	Pension Plans	Pension Plans	Pension Plans	Pension Plans
Service cost	$1,342	$2,755	$1,725	$1,759
Interest cost	5,908	20,964	5,620	21,799
Expected return on plan assets	(5,842)	(17,636)	(6,624)	(15,687)
Amortization of prior service credits	(376)	—	(383)	—
Recognized net actuarial loss	3,258	1,386	3,733	1,965
Net expense included in current income	$4,290	$7,469	$4,071	$9,836

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

The components of the non-qualified pension benefit expense and postretirement benefit expense for the three and six months ended June 24, 2016 and June 26, 2015 are detailed below:

	Three Months Ended
	June 24, 2016		June 26, 2015
	Non-Qualified	Postretirement	Non-Qualified	Postretirement
($ in thousands)	Pension Plan	Benefit Plans	Pension Plan	Benefit Plans
Service cost	$—	$206	$—	$242
Interest cost	13	497	15	524
Amortization of prior service (credits) costs	—	(96)	—	(7)
Recognized net actuarial loss (gain)	—	(3)	—	(2)
Net expense included in current income	$13	$604	$15	$757

	Six Months Ended
	June 24, 2016		June 26, 2015
	Non-Qualified	Postretirement	Non-Qualified	Postretirement
($ in thousands)	Pension Plan	Benefit Plans	Pension Plan	Benefit Plans
Service cost	$—	$413	$—	$483
Interest cost	27	994	29	1,049
Amortization of prior service (credits) costs	—	(192)	—	(15)
Recognized net actuarial loss (gain)	—	(6)	1	(3)
Net expense included in current income	$27	$1,209	$30	$1,514

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

Many claims that are currently pending against us are covered by our professional liability insurance after we have exhausted our self-insurance requirement. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of June 24, 2016 and December 25, 2015, accruals for potential estimated claim liabilities were $10.0 million and $11.0 million, respectively.

In 1997, Operations Management International, Inc., a wholly owned subsidiary of CH2M HILL Companies, Ltd. (“OMI”), entered into an agreement with the Greater New Haven Water Pollution Authority (the “Authority”), to maintain and operate the New Haven waste water treatment system, including treatment plants, pump stations and transmission lines.  Following claims against OMI and CH2M HILL Companies, Ltd., on January 8, 2014, the Authority filed suit against OMI’s co-sureties under the performance bond, alleging that OMI failed to perform as required under the contract and that the sureties failed to meet the terms of their bonds.  The Authority alleged damages of approximately $73.0 million.  OMI and CH2M HILL Companies Ltd. accepted the sureties’ tender of defense.  Trial was scheduled for January 17, 2017 in Connecticut Superior Court, but as the result of a mediation held on March 9 and 10, 2016 in Hartford, Connecticut, the parties settled the dispute for an immaterial amount, and the Authority has since formally withdrawn its lawsuits.

In 2009, URS-CH2M HILL Amtrak Joint Venture, a joint venture formed by CH2M HILL, Inc., a wholly owned subsidiary of CH2M HILL Companies, Ltd., and URS Corporation (“URS”) was contracted by Amtrak to provide Program Management Oversight and administration services for the Amtrak Improvements Project, a $1.3 billion dollar Amtrak-awarded stimulus funded under the American Recovery and Reinvestment Act. This ongoing appointment includes over 366 projects involving improvements to bridges, communications and systems, electrical transmission, stations, security, railroad ties, etc. On July 17, 2014, Amtrak’s Office of Inspector General served a subpoena duces tecum on CH2M HILL, Inc. and joint venture partner, URS, requesting multiple categories of records. Following CH2M HILL, Inc.’s production of documents in compliance with the subpoena, the U.S. Attorney’s Office in Philadelphia contacted CH2M HILL, Inc.’s outside counsel in January 2016 and has since asserted potential violations of the federal False Claims Act resulting in excess of $3.0 million in claims. CH2M HILL, Inc. and the federal government are currently engaged in negotiations to try to resolve this dispute.

In 2011, Halcrow Group Limited ("HGL"), a wholly owned subsidiary of CH2M HILL Companies Ltd., entered into a contract with Fenix Power Per, SA (“Fenix Power”) to design an intake/outfall system for a natural gas 520MW combined cycle power plant located near Chilca, Peru. On January 28, 2014, Fenix Power’s general contractor, Constructora Belfi-Montec S.A., began arbitration proceedings related to HGL’s design work on the project. The arbitration hearing was venued at the Santiago Arbitration and Mediation Center in Santiago, Chile. During the three months ended June 24, 2016, both parties settled this dispute on mutually agreeable terms for an immaterial amount.

CH2M-WG Idaho, LLC (“CWI”), owned 50.5% by CH2M HILL Constructors, Inc., a wholly owned subsidiary of CH2M HILL Companies, Ltd., is a remediation contractor for the U.S. Department of Energy (“DOE”) at the Idaho National Laboratory site. The original remediation contract was to run from May 2005 through September 2012, and was extended through September 2015. CWI currently has a disagreement with DOE concerning what CWI’s final fee should be for the base contract period from May 2005 through September 2012. In December 2013, the DOE issued a final determination that was approximately $30.0 million less than CWI expected to receive in the fee determination. On March 6, 2014, CWI filed a Certified Claim with the Contracting Officer for a total fee owed of $40.1 million. The Certified Claim was rejected through a Contracting Officer’s Final Decision in May 2014, and CWI filed its appeal to the Civilian Board of Contract Appeals on May 30, 2014. The trial was held on April 12 through 28, 2016, and the case is now in the post-trial briefing phase.  Based on information presently known to management, we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

In January 2011, CH2M HILL Energy Canada, Ltd., a wholly owned subsidiary of CH2M HILL Companies, Ltd. (“CH2M Canada”), was awarded the mechanical installation contract for Spectra Energy Transmission’s (“Spectra”) Fort Nelson North Processing Facility located in Northern British Columbia. These services included directly performed civil, structural, mechanical equipment, and piping installation for the project.  On September 10, 2013, Spectra commenced arbitration proceedings in Calgary, Alberta in UNCITRAL arbitration, asserting claims that CH2M Canada is liable for breach of contract and gross negligence that arose out of a Settlement Agreement the parties entered into in November 2011.  Although the arbitration demand did not state damages with any particularity, the damages claims advocated by Spectra during the arbitration hearing totaled $167.1 million, plus interest and costs.  The arbitration hearing commenced on September 14, 2015, and lasted through October 22, 2015.  Subsequent to quarter end, the arbitration tribunal transmitted its decision and award on July 20, 2016, which was favorable to CH2M Canada on all liability issues.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding our financial condition, changes in financial condition and results of operations as a whole and for each of our operating segments and should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 25, 2015.

In the following text, the terms, “CH2M,” “the Company,” “we,” “our,” and “us” may refer to CH2M HILL Companies, Ltd.

Certain statements throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and thus reflect our current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are continually subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward looking statements. Words such as “believes,” “anticipates,” “expects,” “will,” “plans” and similar expressions are intended to identify forward-looking statements.

Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this Quarterly Report are based upon information available to us on the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except as required by applicable law.

Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: the continuance of, and funding for certain governmental regulation and enforcement programs which create demand for our services; our ability to attract and perform large, longer-term projects; our ability to insure against or otherwise cover the liability risks inherent in our business including environmental liabilities and professional engineering liabilities; our ability to manage the risks inherent in the government contracting business and the delivery of fixed-price projects; our ability to manage the costs associated with our fixed-price contracts; our ability to manage the risks inherent in international operations, including operations in war and conflict zones; our ability to identify and successfully integrate acquisitions; our ability to attract and retain professional personnel; changes in global business, economic, political and social conditions; intense competition in the global engineering, procurement and construction industry; civil unrest, security issues and other unforeseeable events in countries in which we do business; changes in the level of activity in the oil and gas industry; volatility in global stock markets, currency exchange rate fluctuations, and global economic uncertainty as a result of the June 23, 2016 United Kingdom referendum in which British citizens approved an exit from the European Union (commonly referred to as “Brexit”); our failure to receive anticipated new contract awards; the affects, if any, of U.S. government budget constraints; difficulties or delays incurred in the execution of contracts; additional restructuring charges in future periods; risks inherent to the operations of our internal market; our ability to maintain the liquidity necessary for our operations; possible changes to our capital structure; obligations associated with the issuance of our Series A Preferred Stock; and other risks and uncertainties set forth under Item 1A. Risk Factors in this Quarterly Report and in the Annual Report on Form 10-K for the year ended December 25, 2015, and other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward-looking statements should not be regarded as representation or warranties by the Company that such matters will be realized.

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

Private Equity Investor

On June 22, 2015, the Company designated 10,000,000 shares as Series A Preferred Stock with an original issue price of $62.22 under the Certificate of Designation. On June 24, 2015, the Company sold and issued an aggregate of 3,214,400 shares of Series A Preferred Stock for an aggregate purchase price of $200.0 million in a private placement to a subsidiary owned by investment funds affiliated with Apollo Global Management, LLC (together with its subsidiaries, “Apollo”). Total proceeds from the preferred stock offering were $191.7 million, net of issuance costs of $8.3 million. The sale occurred in connection with the initial closing pursuant to the Subscription Agreement entered into by the Company and Apollo on May 27, 2015 (“Subscription Agreement”).

On April 11, 2016, pursuant to the Subscription Agreement, we sold and issued in a second closing an aggregate of 1,607,200 shares of Series A Preferred Stock to Apollo at a price of $62.22 per share for an aggregate purchase price of approximately $100.0 million in a private placement.  Total proceeds from the preferred stock offering were $99.8 million, net of issuance costs of $0.2 million. The Company offered and sold the preferred shares in reliance on the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act on the basis that Apollo was an accredited investor and that we did not use general solicitation or advertising to market the preferred shares and otherwise satisfied the requirements of the exemption.

Under our agreement with Apollo, the maximum consolidated leverage ratio is 3.00x for 2016 and beyond, consistent with our Amended Credit Agreement.  As of June 24, 2016, we were in compliance with this covenant.  Management continually assesses its potential future compliance with the consolidated leverage ratio covenant based on estimates of future earnings and cash flows. If there is an expected possibility on non-compliance, we will discuss possibilities with Apollo to modify the covenant consistent with discussions with the Company’s lenders to modify the Amended Credit Agreement or utilize other means of capitalizing the Company to anticipate or remedy any non-compliance. The expected cash outflows required to fund the project losses discussed in Note 2 – Changes in Project-Related Estimates and the related impact on earnings will put a financial strain on the Company that may require an amendment or other remedies to be pursued by management if certain earnings estimates or cash flow improvement initiatives are not achieved or if required to facilitate restructuring plans.

For a summary of the terms and conditions of the Series A Preferred Stock, see Note 4 – Stockholders’ Equity of the consolidated financial statements.

Halcrow Pension Scheme

On May 31, 2016, Halcrow Group Limited (“HGL”), issued a letter to members of the Halcrow Pension Scheme (“HPS”), a defined benefit plan it sponsors, providing each member with the option to transfer his or her benefits in the HPS to a new pension scheme, which will also be sponsored by HGL, or remain in the HPS which will enter the Pension Protection Fund (“PPF”) under a regulated apportionment arrangement. The new scheme will provide benefits that are better than the compensation that would otherwise be paid by the PPF if a member chose to join the PPF rather than the new pension scheme. The PPF was created by the United Kingdom Pensions Act 2004 to provide compensation to members of eligible defined benefit pension schemes when an employer of the scheme can no longer support the pension scheme.

A member that transfers to the new scheme will receive identical benefits to those in the HPS, except that annual increases and revaluation of benefits are reduced to statutory levels. A pension scheme member electing to transfer to the new scheme would also receive a one-time uplift to benefits of either 1% or 2.5%.

In negotiations with the trustees of the HPS, the PPF and The Pension Regulator (“TPR”), which is the United Kingdom’s executive body which regulates work-based pension schemes, whom are in support of the transaction described above, CH2M agreed to issue a £50.0 million, approximately $75.0 million as of June 24, 2016, parent company guarantee to support the new pension scheme and to fund £80.0 million, approximately $120.0 million as of June 24, 2016, to be allocated proportionately between the new pension scheme and the PPF depending on the elections of the pension scheme members. HGL has also agreed to issue between 25% and 45% of its equity to be allocated proportionately between the new pension scheme and the PPF depending on how many pension scheme members choose to join the new pension scheme.

The completion of the transaction is subject to conditions precedent, and we expected the transaction to be completed in this fiscal year.  While we are unable to determine the potential financial impact of the reduction in pension liability and related funding on our financial position and liquidity at this time, we expect the completion of the transaction to have a favorable financial impact.

Restructuring

In September 2014, we commenced certain restructuring activities in order to achieve important business objectives, including reducing overhead costs, improving efficiency, and reducing risk (“2014 Restructuring Plan”). These restructuring activities, which continued into 2015, included such items as a voluntary retirement program, workforce reductions, facilities consolidations and closures, and evaluation of certain lines of business.  The restructuring charges incurred in 2015 were included within general and administrative costs on our consolidated statements of income.  The restructuring activities under the 2014 Restructuring Plan were substantially complete as of December 25, 2015, and as such no restructuring costs were incurred during the three and six months ended June 24, 2016.  The Company’s overall overhead cost structure benefited from the restructuring activities through the reduction of costs within the corporate overhead functions which are allocated to the business groups to arrive at segment operating profit as well as overhead costs within the business groups themselves.

Management continually evaluates its operating structure to assess if there are alternatives to better serve our clients, operate more efficiently and improve profitability.  Due to our changing marketplace and current financial position, management is exploring additional restructuring activities in an effort to improve profitability.

Summary of Operations

In the first quarter of 2016, we implemented certain organizational changes, including the reorganization of our internal reporting structure to better facilitate our strategy for growth and operational efficiency. In connection with this refinement, we have discontinued our former Industrial and Urban Environments (“IUE”) business group as a standalone unit, and we have combined its industrial and advanced technology business with our Oil, Gas and Chemicals business group to form the Energy and Industrial business group.  Additionally, our urban environments and sports business which was formally within IUE has been combined with our Water business group.  Our Power EPC business continues to be monitored as a separate operating segment as we exit the fixed-price Power EPC business.  As a result of this reorganization, we have identified our four business groups, which include Energy and Industrial, Environment and Nuclear, Transportation, and Water, as well as our Power EPC business as reportable operating segments.

Costs for corporate general and administrative expenses, restructuring costs and amortization expense related to intangible assets have been allocated to each segment based on the estimated benefits provided by corporate functions.  This allocation is primarily based upon metrics that reflect the proportionate volume of project-related activity and employee labor costs within each segment.  Prior year amounts have been revised to conform to the current year presentation.

Results of Operations for the three months ended June 24, 2016 and June 26, 2015

On a consolidated basis, our gross revenue decreased by $73.8 million, or 6%, and our consolidated operating income decreased $234.5 million for the three months ended June 24, 2016 as compared to June 26, 2015.  The following table summarizes our results of operation by segment for the three months ended June 24, 2016 as compared to the three months ended June 26, 2015:

	Three Months Ended
	June 24, 2016		June 26, 2015		Change
	Gross	Operating	Gross	Operating	Gross	Operating
($ in thousands)	Revenue	Income (Loss)	Revenue	Income (Loss)	Revenue	Income (Loss)
Energy and Industrial	$221,376	$4,325	$292,827	$11,699	$(71,451)	$(7,374)
Environment and Nuclear	542,615	21,589	396,241	23,622	146,374	(2,033)
Transportation	224,907	(59,585)	240,205	(30,962)	(15,298)	(28,623)
Water	302,067	20,142	359,279	28,816	(57,212)	(8,674)
Power EPC	(40,682)	(191,591)	35,496	(3,792)	(76,178)	(187,799)
Total	$1,250,283	$(205,120)	$1,324,048	$29,383	$(73,765)	$(234,503)

Energy and Industrial

Energy and Industrial had a $71.5 million, or 24%, decrease in revenue for the three months ended June 24, 2016 as compared to the three months ended June 26, 2015.  The decline in gross revenue was predominantly caused by reductions in volume and client concessions on program management, professional services, and operations and maintenance contracts primarily within the U.S., Canada and the Middle East as a result of continued commodity pricing pressures within the oil and gas industry.

Operating income within Energy and Industrial experienced a decrease of $7.4 million for the three months ended June 24, 2016 as compared to the three months ended June 26, 2015.  The decrease in operating income was primarily related to the reduction in project volume and client concessions due to the pressures in the oil and gas industry as discussed above.  These declines in project earnings were partially offset by negotiated change orders with an oil and gas client in the three months ended June 24, 2016.  In addition, selling, general and administrative costs have decreased for the three months ended June 24, 2016 as compared to the three months ended June 26, 2015 due to efficiencies gained from the 2014 Restructuring Plan and continuing efforts to reduce overhead as well as reduced business development costs consistent with reduced opportunities in the depressed oil and gas industry.

Environment and Nuclear

Environment and Nuclear revenue increased $146.4 million, or 37%, for the three months ended June 24, 2016 as compared to the three months ended June 26, 2015.  Revenue increased by approximately $165.0 million due to a large nuclear consulting project in a consolidated Canadian joint venture which began operations in late 2015.  This increase was partially offset by a decline in revenue related to the reduced volume of environmental consulting projects in Canada as a result of the depressed oil and gas industry.

For the three months ended June 24, 2016 as compared to the three months ended June 26, 2015, Environment and Nuclear operating income decreased $2.0 million, or 9%.  This decrease in operating income was primarily caused by a reduction in volume of environmental consulting projects in Canada as a result of the depressed oil and gas industry and a decline in equity in earnings related to the winding down of several large nuclear joint venture projects which occurred in the three months ended June 24, 2016.  Additionally, due to market conditions and the overall nature of the work, profit margin on the Canadian joint venture is somewhat lower than on other nuclear projects in the Environment and Nuclear portfolio.  Consequently, operating income was not significantly impacted by this project.

Transportation

Transportation revenue decreased $15.3 million, or 6%, in the three months ended June 24, 2016 as compared to the three months ended June 26, 2015.  The decrease was caused by lower revenue on our fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States as compared to the same period in the prior year as well as lower revenue in our Middle East Transportation businesses.  This decrease was partially offset by increased Transportation project activity in Canada and the United Kingdom.

Transportation operating income decreased $28.6 million for the three months ended June 24, 2016 as compared to the three months ended June 26, 2015.  The decrease was predominantly caused by cost growth resulting in changes in estimated costs to complete a fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States in the three months ended June 24, 2016 as well as in the three months ended June 26, 2015.

During the three months ended June 26, 2015, we experienced unforeseen and unexpected cost growth on this project resulting in a charge to operations of $42.6 million.  The cost growth was primarily caused by design delays for a water main relocation, the discovery of extremely hard and abrasive rock during construction, differing site conditions, unidentified and mismarked utilities, client requested changes, labor supply challenges in the construction market, lower than expected labor productivity, and severe adverse weather delays.  In the three months ended June 24, 2016, we estimated additional cost growth in the amount of $60.0 million as a result of client-caused delays, including limited daytime access to portions of the site.  We also had severe weather including record rainfall and production shortfalls resulting from differing site conditions and engineering rework. These factors caused estimated costs to increase for subcontractor labor and expenses, construction material quantities and delivery acceleration.

CH2M is seeking resolution of outstanding change orders and claims through a combination of appeal to the Dispute Resolution Board (“DRB”) under the contract and direct negotiations with the client.  Change orders and claims totaling approximately $80.0 million have been submitted to the client and, though we have received favorable rulings from the DRB on much of this, we have not been able to come to a mutual resolution with the client.  CH2M will continue to aggressively pursue its entitlements based on claims and change orders, including litigation if it cannot reach resolution with the client.  Accordingly, we cannot currently estimate the timing or amounts of recoveries or costs that may be achieved or incurred through these resolution processes. We may incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss.  These potential changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.

Water

Water revenue decreased $57.2 million, or 16%, for the three months ended June 24, 2016 as compared to three months ended June 26, 2015.  Approximately $42.0 million of the decline in revenue was attributable to decreased activity on two design-build-operate contracts for water treatment facilities in the western United States as the projects approach completion and the completion of a program management project in the Middle East.  Additionally, Water revenue declined due to reduced activity on projects related to the oil and gas industry as well as reduced activity on projects in Puerto Rico related to the country’s constrained spending due to its economic challenges.

Water’s operating income decreased by $8.7 million in the three months ended June 24, 2016 as compared to the three months ended June 26, 2015. There was a $4.1 million decrease in earnings related to the Water projects which experienced reductions in revenue as discussed above, as well as an approximately $6.0 million reduction in operating income related to a reduction in the volume of work for an urban environment and sports program management project in the Middle East.

Power EPC

Power EPC revenues decreased $76.2 million for the three months ended June 24, 2016 as compared to the three months ended June 26, 2015.  The decrease in revenue in the three months ended June 24, 2016 was caused by lower revenues, as compared to the same period in the prior year, on our fixed-price EPC project in Australia being executed through a consolidated joint venture partnership with an Australian construction contractor to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility.

For the three months ended June 24, 2016 as compared to the three months ended June 26, 2015, Power EPC’s operating loss increased by $187.8 million.  During the second quarter of 2016, the client advised it was unable to meet various obligations in line with the program schedule as required under the terms of the contract.  These delays, other client-driven factors, and related lower than expected construction labor productivity rates were the primary drivers that resulted in the joint venture recognizing a charge to operations of $190.5 million in the three and six months ended June 24, 2016.  Our portion of the increased project costs was $95.3 million. To date, the joint venture has submitted change orders and claims to the client totaling more than $190.0 million for recoveries and the joint venture will continue to aggressively pursue recovery of costs and schedule relief.  The amount of any recoveries is currently unknown and will be subject to negotiations or a formal dispute processes, and therefore the estimated cost growth does not assume any cost-recovery assumptions.  While management believes the current estimated costs to complete the project represent the best estimate at this time, there is a significant amount of work that still needs to be performed on the project before achieving substantial completion.  Thus there can be no assurance that additional cost growth will not occur.  Any additional changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.

Results of Operations for the six months ended June 24, 2016 and June 26, 2015

On a consolidated basis, our gross revenue increased slightly by $5.7 million, and our consolidated operating income decreased $234.5 million or the six months ended June 24, 2016 as compared to June 26, 2015.  The following table summarizes our results of operation by segment for the six months ended June 24, 2016 as compared to the six months ended June 26, 2015:

	Six Months Ended
	June 24, 2016		June 26, 2015		Change
	Gross	Operating	Gross	Operating	Gross	Operating
($ in thousands)	Revenue	Income (Loss)	Revenue	Income (Loss)	Revenue	Income (Loss)
Energy and Industrial	$462,017	$4,786	$591,880	$20,410	$(129,863)	$(15,624)
Environment and Nuclear	1,045,980	39,786	755,201	40,903	290,779	(1,117)
Transportation	470,670	(56,470)	475,605	(37,079)	(4,935)	(19,391)
Water	599,308	39,915	694,221	48,912	(94,913)	(8,997)
Power EPC	15,716	(192,271)	71,127	(2,898)	(55,411)	(189,373)
Total	$2,593,691	$(164,254)	$2,588,034	$70,248	$5,657	$(234,502)

Energy and Industrial

Energy and Industrial had a $129.9 million, or 22%, decrease in revenue for the six months ended June 24, 2016 as compared to the six months ended June 26, 2015.  The decline in gross revenue was predominantly caused by reductions in volume and client concessions on program management, professional services, and operations and maintenance contracts primarily within the U.S., Canada and the Middle East as a result of continued commodity pricing pressures within the oil and gas industry.

Operating income within Energy and Industrial experienced a net decrease of $15.6 million for the six months ended June 24, 2016 as compared to the six months ended June 26, 2015.  The decrease in operating income was primarily related to the reduction in project volume and client concessions due to the pressures in the oil and gas industry as discussed above.  These declines in project earnings were partially offset by negotiated change orders with an oil and gas client in the six months ended June 24, 2016.  In addition, selling, general and administrative costs have decreased for the six months ended June 24, 2016 as compared to the six months ended June 26, 2015 due to efficiencies gained from the 2014 Restructuring Plan and continuing efforts to reduce overhead as well as reduced business development costs consistent with reduced opportunities in the depressed oil and gas industry.

Environment and Nuclear

Environment and Nuclear revenue increased $290.8 million, or 39%, for the six months ended June 24,

2016 as compared to the six months ended June 26, 2015.  Revenue increased by approximately $308.7 million due to a large nuclear consulting project in a consolidated Canadian joint venture which began operations in late 2015.  This increase was partially offset by a decline in revenue related to the reduced volume of environmental consulting projects in Canada as a result of the depressed oil and gas industry.

Environment and Nuclear operating income remained relatively flat with a net decrease of $1.1 million during the six months ended June 24, 2016 as compared to the six months ended June 26, 2015.  The decline in operating income during the six months ended June 24, 2016 related to the winding down of several large, non-consolidated nuclear joint venture projects as well as the reduced volume of environmental consulting projects in Canada was offset by improvements in overhead costs as a result of efficiencies gained from the 2014 Restructuring Plan.  Additionally, due to market conditions and the overall nature of the work, profit margin on the Canadian joint venture is somewhat lower than on other nuclear projects in the Environment and Nuclear portfolio.  Consequently, operating income was not significantly impacted by this project.

Transportation

Transportation had a decrease in revenue of $4.9 million, or 1%, in the six months ended June 24, 2016 as compared to the six months ended June 26, 2015.  The decrease was caused by lower revenue on our fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States, as compared to the same period in the prior year, as well as lower revenue in our Middle East Transportation businesses.  This decrease was partially offset by increased Transportation project activity in Canada and the United Kingdom.

Transportation operating income decreased $19.4 million for the six months ended June 24, 2016 as compared to the six months ended June 26, 2015.  The decrease was predominantly caused by cost growth resulting in changes in estimated costs to complete a fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States as discussed in more detail above in Item 2 – Results of Operations for the three months ended June 24, 2016 and June 26, 2015.

Water

Water revenue decreased $94.9 million, or 14%, for the six months ended June 24, 2016 as compared to six months ended June 26, 2015.  Approximately $64.0 million of the decline in revenue was attributable to decreased activity on two design-build-operate contracts for water treatment facilities in the western United States as the projects approach completion and the completion of a program management project in the Middle East.  Additionally, Water revenue declined due to reduced activity on projects related to the oil and gas industry as well as reduced activity on projects in Puerto Rico related to the country’s constrained spending due to its economic challenges.

Water’s operating income decreased by $9.0 million, or 18%, in the six months ended June 24, 2016 as compared to the six months ended June 26, 2015. There was a $5.5 million decrease in earnings related to the Water projects which experienced reductions in revenue as discussed above, with the remaining decrease being predominately driven by a reduction in the volume of work for an urban environment and sports program management project in the Middle East.

Power EPC

Power EPC revenues decreased $55.4 million for the six months ended June 24, 2016 as compared to the six months ended June 26, 2015.  The decrease in revenue in the six months ended June 24, 2016 was caused by lower revenues, as compared to the same period in the prior year, on our fixed-price EPC project in Australia being executed through a consolidated joint venture partnership with an Australian construction contractor to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility.

For the six months ended June 24, 2016 as compared to the six months ended June 26, 2015, Power EPC’s operating loss increased by $189.4 million as a result of the changes in estimated costs to complete recorded during the second quarter on our Australian fixed-price Power EPC project as discussed above in Item 2 – Results of Operations for the three months ended June 24, 2016 and June 26, 2015.

Income Taxes

After adjusting for the impact of loss attributable to noncontrolling interests, the effective tax rate on the loss attributable to CH2M for the six months ended June 24, 2016 was 51.5% compared to 32.1% on the profit for the same period in the prior year and for the loss attributable to the three months ended June 24, 2016 was 46.4% compared to 36.4% for the profit for the same period in the prior year.  The effective tax rate attributable to CH2M for the three and six months ended June 24, 2016 was higher compared to the same periods in the prior year primarily due to the favorable impacts associated with the release of the valuation allowances for net operating losses due to the implementation of a new transfer pricing policy. Our effective tax rate continues to be negatively impacted by the effect of non-deductible foreign net operating losses and the disallowed portions of meals and entertainment expenses.

Loss attributable to noncontrolling interests

For the three and six months ended June 24, 2016, we had a loss attributable to noncontrolling interests of $92.1 million and $93.0 million, respectively; as compared to loss attributable to noncontrolling interests of $0.6 million for the three months ended June 26, 2015 and income attributable to noncontrolling interests $3.4 million for the six months ended June 26, 2015. The significant loss in the three and six months ended June 24, 2016 was predominately related to cost growth on an Australian fixed-price Power EPC project being executed by a consolidated 50/50 joint venture. See discussion above in Results of Operations for the Six Months Ended June 24, 2016 and June 26, 2015 for a description of the Australian joint venture.  As a result of the change in estimated costs to complete, we incurred a charge to joint venture operations of $190.5 million in the three and six months ended June 24, 2016, of which our portion of the increased project costs for the consolidated 50/50 joint venture was $95.3 million, all or a portion of which may be recoverable from the client.  As such, the remaining loss of $95.3 million was attributable to the noncontrolling interest during the three and six months ended June 24, 2016.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our unsecured revolving line of credit. Our primary uses of cash are working capital, acquisitions, capital expenditures and purchases of stock in our internal market. We maintain a domestic cash management system which provides for cash sufficient to satisfy financial obligations as they are submitted for payment and any excess cash in domestic bank accounts is applied against any outstanding debt held under our credit facility described below. We maintain entities to do business in countries around the world and as a result hold cash in international bank accounts to fund the working capital requirements of those operations.  At June 24, 2016 and December 25, 2015, cash and cash equivalents held in foreign bank accounts, including the amount related to consolidated joint ventures as discussed below, totaled $130.6 million and $152.0 million, respectively.

In addition, as is common within our industry, we partner with other engineering and construction firms on specific projects to leverage the skills of the respective partners and decrease our risk of loss.  Often projects of this nature require significant cash contributions and the joint ventures created may retain cash earned while the project is being completed.  Cash and cash equivalents on our consolidated balance sheets include cash held within these consolidated joint venture entities which is used for operating activities of those joint ventures.    As of June 24, 2016 and December 25, 2015, cash and cash equivalents held in our consolidated joint ventures and reflected on the consolidated balance sheets totaled $57.9 million and $95.4 million, respectively.

During the six months ended June 24, 2016, cash used in operations was $117.6 million, which was a decrease of $150.2 million as compared to cash provided by operations of $32.6 million in the six months ended June 26, 2015. The decrease in cash flows from operations primarily resulted from a decrease in earnings of $173.6 million which is discussed above.

Changes in our working capital requirements can vary significantly from period to period based primarily on the mix of our projects underway and the percentage of project work completed during the period.  For the six months ended June 24, 2016, other accrued liabilities increased by $25.8 million predominately due to a $56.1 million increase in project loss reserves from December 25, 2015 to June 24, 2016, offset by a $10.5 million reduction in the accrued restructuring liability due to payments related to the 2014 Restructuring Plan.  For the six months ended June 24, 2016, cash used in operations related to accounts payable and accrued subcontractor costs increased by $74.9 million primarily caused by milestone payments on our fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States.  These changes in our working capital were offset primarily by an increase of $45.4 million in billings in excess of revenue, which was primarily due to timing of issuing  invoices and construction progress achieved in 2016, as well as a $37.1 million decrease in our receivables and unbilled revenue, which was primarily related to payments received within our Energy and Industrial business group.

Cash used in investing activities was $88.2 million for the six months ended June 24, 2016 as compared to cash provided by investing activities of $3.2 million for the six months ended June 26, 2015.  A significant factor contributing to change in cash used in investing activities was the $53.6 million increase in capital expenditures in six months ended June 24, 2016 as compared to the six months ended June 26, 2015.  This was due primarily to the construction of employee housing units for oilfield workers in the northwestern United States to support our oil and gas operations. Additionally, due to the sale of certain previously owned land during 2015, proceeds from the sale of operating assets decreased by $16.5 million for the six months ended June 24, 2016 as compared to the six months ended June 26, 2015. Cash used in investing activities also increased due to $15.8 million of deferred acquisitions payments executed during the six months ended June 24, 2016 related to acquisitions made in prior years. There were no acquisition related payments executed during the six months ended June 26, 2015. Furthermore, we periodically make working capital advances to certain of our unconsolidated joint ventures; these advances are repaid to us from the joint ventures in the normal course of the joint venture activities.  During the six months ended June 24, 2016, we received working capital repayments from our unconsolidated joint ventures of $6.7 million as compared to $15.7 million for the six months ended June 26, 2015.  These repayments are offset by additional investments made in our unconsolidated joint ventures, which were $12.3 million and $15.8 million for the six months ended June 24, 2016 and June 26, 2015, respectively.

Cash provided by financing activities was $165.1 million in the six months ended June 24, 2016 as compared to $27.8 million for the six months ended June 26, 2015.  The change in financing cash flows was primarily caused by the net borrowings on long-term debt of $93.3 million for the six months ended June 24, 2016 as compared to a net payments of $183.8 million for the six months ended June 26, 2015, which were largely driven from the negative operating cash flows discussed above. The Company also received $99.8 million in net proceeds from the second preferred stock issuance in the second quarter of 2016 as compared to $192.4 million in proceeds received in the second quarter of 2015. This was offset by a $52.1 million increase in cash used from financing activities for repurchases of common stock during the six months ended June 24, 2016 as compared to the six months ended June 26, 2015.

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

Certain terms and conditions of our Amended Credit Agreement as of June 24, 2016 are as follows:

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

At June 24, 2016, we had $385.6 million in outstanding borrowings of the Credit Facility, compared to $292.8 million at December 25, 2015. The average rate of interest charged on that balance was 1.98% as of June 24, 2016. At June 24, 2016 company-wide issued and outstanding letters of credit, and bank guarantee facilities of $125.4 million were outstanding, compared to $145.5 million at December 25, 2015.  Our borrowing capacity under the Credit Facility is limited by a maximum consolidated leverage ratio, which is based on a multiple of an adjusted earnings before interest, taxes, depreciation and amortization calculation, and other outstanding obligations of the Company.  As of June 24, 2016, the remaining unused borrowing capacity under the Credit Facility was approximately $85.2 million.

As of June 24, 2016, we were in compliance with the covenants required by the Amended Credit Agreement.  Management continually assesses it potential future compliance with the Amended Credit Agreement covenants based upon estimates of future earnings and cash flows.   If there is an expected possibility of non-compliance, we will discuss possibilities with the Company’s lenders to modify the Amended Credit Agreement or utilize other means of capitalizing the Company to remedy any non-compliance.  The expected cash outflows required to fund the project losses discussed in Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements and the related impact on earnings will put a financial strain on the Company that may require an amendment or other remedies to be pursued by management if certain earnings estimates or cash flow improvement initiatives are not achieved.  In the context of our current debt structure and projected cash needs, there can be no assurance that the capacity under our Credit Facility will be adequate to fund future operations, to restructure operations, or to allow the Company to repurchase stock in our internal market in any significant amount or at all.

Based on second quarter results of operation and our current business outlook, we believe that our sources of liquidity, including bank facility credit capacity and issuances of debt, equity or other securities, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements for the next 12 months. However, we cannot be certain that we will generate improved cash flows or that we will be able to obtain additional financing or investment on satisfactory terms.  In addition, our liquidity is constrained due to second quarter results of operations and in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions or enter into new financing arrangements.

Earlier this year, we stated that we are considering transformational alternatives to our internal market and capital structure, and that such changes could occur as early as 2017.  Following our results of operations for the three months ended June 24, 2016 and current market conditions, management believes that our likelihood of implementing such changes by the end of 2017 has declined.  However, management and our Board of Directors will continually assess ownership model alternatives to provide the best value for our stockholders.

On June 23, 2016, there was a referendum by British voters advising for the exit of the United Kingdom from the European Union, commonly referred to as “Brexit.”  The referendum has caused significant volatility in global stock markets and currency exchange rate fluctuations that have subsequently resulted in a sharp decline of the British pound as compared to the U.S. dollar and other currencies.  There could be further uncertainty and volatility as the United Kingdom negotiates the future terms of its relationship with the European Union, which may cause our customers to closely monitor their costs and reduce their spending on our services.  While the effects of Brexit did not have a material impact on our financial condition for the three and six months ended June 24, 2016, any of these effects of Brexit, among others, could potentially materially affect our business, results of operations and financial condition.

Internal Market Trades

CH2M’s common stock trades on an internal market four times per year. The next internal market trade date is expected to be on September 7, 2016.  CH2M determines whether to participate in the internal market on a quarterly basis. Prior to each quarterly trade date, we review the outstanding orders and any resulting imbalance between sell orders and buy orders and make a determination whether or not CH2M should participate in the internal market by buying shares. In making that determination, CH2M’s management and Board of Directors consider prevailing circumstances, including our financial condition and results of operations, our available cash and capital resources, including the limits that CH2M may spend on share repurchases and the borrowing capacity available pursuant to the terms of our existing unsecured revolving line of credit and other sources of liquidity, expected current and future needs for cash to fund our operations, anticipated contingencies and other factors.

CH2M’s management and Board of Directors could determine to limit the amount of money expended by the Company to repurchase shares, or not to participate in the internal market, either of which would result in proration of sell orders that stockholders may place for trades on the next trade date.  In addition, CH2M’s Board of Directors could determine to suspend trading on the internal market in order to provide time to evaluate the ability to adequately provide for proration and to conserve the company’s cash reserves and available liquidity.  Since the September 26, 2014 trade date, CH2M has limited the amount expended to repurchase shares.  We expect that the amounts CH2M will be able to spend to repurchase shares on the September 7, 2016 trade date and future trade dates will continue to be restricted, and CH2M’s management and Board of Directors anticipate that some sell orders will be only partially filled on such trade dates.

For more information of the risks associated with the internal market, please see the risk factors set forth in the CH2M Annual Report on Form 10-K for the year ended December 25, 2015 under the heading Item 1A. Risk Factors and the supplemental risk factors set forth in Item 1A. Risk Factors of this Quarterly Report.

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

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the three months ended June 24, 2016, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 25, 2015.

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

Foreign currency exchange rates.    We operate in many countries around the world and as a result, are exposed to foreign currency exchange rate risk on transactions in numerous countries. We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as intercompany trade balances among our entities with differing currencies. In order to mitigate this risk, we enter into derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. As of June 24, 2016, we had derivative assets of $0.1 million of forward foreign exchange contracts on world currencies with varying durations, none of which extend beyond one year.

Additionally, the June 23, 2016 Brexit referendum has cause significant volatility in global markets, including currencies, and has subsequently resulted in a sharp decline in the value of the British pound as compared to the U.S. dollar and other currencies. Volatility in exchange rates is expected to continue as the United Kingdom negotiates the future terms of its relationship with the European Union. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our United Kingdom operations to be translated into fewer U.S. dollars.  We currently enter into derivative financial instruments, as discussed above, to attempt to mitigate the impact of exchange rate risk related to our United Kingdom operations.  In the longer term, any impact from Brexit on our United Kingdom operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations.    For the year ended December 25, 2015, our operations in the United Kingdom accounted for 11% of our total consolidated revenue.

Interest rates.    Our interest rate exposure is primarily limited to our Credit Facility.  As of June 24, 2016, the outstanding balance on the Credit Facility was $385.6 million.  We have assessed the market risk exposure on this financial instrument and determined that any significant change to the fair value of this instrument would not have a material impact on our consolidated results of operations, financial position or cash flows.  Based upon the amount outstanding under the Credit Facility, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $3.9 million.

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

There have been no changes in our internal control over financial reporting during the three months ended June 24, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 1997, Operations Management International, Inc., a wholly owned subsidiary of CH2M HILL Companies, Ltd. (“OMI”), entered into an agreement with the Greater New Haven Water Pollution Authority (the “Authority”), to maintain and operate the New Haven waste water treatment system, including treatment plants, pump stations and transmission lines.  Following claims against OMI and CH2M HILL Companies, Ltd., on January 8, 2014, the Authority filed suit against OMI’s co-sureties under the performance bond, alleging that OMI failed to perform as required under the contract and that the sureties failed to meet the terms of their bonds.  The Authority alleged damages of approximately $73.0 million.  OMI and CH2M HILL Companies Ltd. accepted the sureties’ tender of defense.  Trial was scheduled for January 17, 2017 in Connecticut Superior Court, but as the result of a mediation held on March 9 and 10, 2016 in Hartford, Connecticut, the parties settled the dispute for an immaterial amount, and the Authority has since formally withdrawn its lawsuits.

In 2009, URS-CH2M HILL Amtrak Joint Venture, a joint venture formed by CH2M HILL, Inc., a wholly owned subsidiary of CH2M HILL Companies, Ltd., and URS Corporation (“URS”) was contracted by Amtrak to provide Program Management Oversight and administration services for the Amtrak Improvements Project, a $1.3 billion dollar Amtrak-awarded stimulus funded under the American Recovery and Reinvestment Act. This ongoing appointment includes over 366 projects involving improvements to bridges, communications and systems, electrical transmission, stations, security, railroad ties, etc. On July 17, 2014, Amtrak’s Office of Inspector General served a subpoena duces tecum on CH2M HILL, Inc. and joint venture partner, URS, requesting multiple categories of records. Following CH2M HILL, Inc.’s production of documents in compliance with the subpoena, the U.S. Attorney’s Office in Philadelphia contacted CH2M HILL, Inc.’s outside counsel in January 2016 and has since asserted potential violations of the federal False Claims Act resulting in excess of $3.0 million in claims. CH2M HILL, Inc. and the federal government are currently engaged in negotiations to try to resolve this dispute.

In 2011, Halcrow Group Limited ("HGL"), a wholly owned subsidiary of CH2M HILL Companies Ltd., entered into a contract with Fenix Power Per, SA (“Fenix Power”) to design an intake/outfall system for a natural gas 520MW combined cycle power plant located near Chilca, Peru. On January 28, 2014, Fenix Power’s general contractor, Constructora Belfi-Montec S.A., began arbitration proceedings related to HGL’s design work on the project. The arbitration hearing was venued at the Santiago Arbitration and Mediation Center in Santiago, Chile. During the three months ended June 24, 2016, both parties settled this dispute on mutually agreeable terms for an immaterial amount.

CH2M-WG Idaho, LLC (“CWI”), owned 50.5% by CH2M HILL Constructors, Inc., a wholly owned subsidiary of CH2M HILL Companies, Ltd., is a remediation contractor for the U.S. Department of Energy (“DOE”) at the Idaho National Laboratory site. The original remediation contract was to run from May 2005 through September 2012, and was extended through September 2015. CWI currently has a disagreement with DOE concerning what CWI’s final fee should be for the base contract period from May 2005 through September 2012. In December 2013, the DOE issued a final determination that was approximately $30.0 million less than CWI expected to receive in the fee determination. On March 6, 2014, CWI filed a Certified Claim with the Contracting Officer for a total fee owed of $40.1 million. The Certified Claim was rejected through a Contracting Officer’s Final Decision in May 2014, and CWI filed its appeal to the Civilian Board of Contract Appeals on May 30, 2014. The trial was held on April 12 through 28, 2016, and the case is now in the post-trial briefing phase.  Based on information presently known to management, we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

In January 2011, CH2M HILL Energy Canada, Ltd., a wholly owned subsidiary of CH2M HILL Companies, Ltd. (“CH2M Canada”), was awarded the mechanical installation contract for Spectra Energy Transmission’s (“Spectra”) Fort Nelson North Processing Facility located in Northern British Columbia. These services included directly performed civil, structural, mechanical equipment, and piping installation for the project.  On September 10, 2013, Spectra commenced arbitration proceedings in Calgary, Alberta in UNCITRAL arbitration, asserting claims that CH2M Canada is liable for breach of contract and gross negligence that arose out of a Settlement Agreement the parties entered into in November 2011.  Although the arbitration demand did not state damages with any particularity, the damages claims advocated by Spectra during the arbitration hearing totaled $167.1 million, plus interest and costs.  The arbitration hearing commenced on September 14, 2015, and lasted through October 22, 2015.  Subsequent to quarter end, the arbitration tribunal transmitted its decision and award on July 20, 2016, which was favorable to CH2M Canada on all liability issues.

In the three months ended June 24, 2016, there have been no other material developments to other proceedings and legal actions as compared to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 25, 2015.

Item 1A. Risk Factors

The following risk factors update and supplement the risk factors set forth in our 2015 Annual Report on Form 10-K for the year ended December 25, 2015.

Before deciding to invest in our common stock, you should carefully consider these factors, in addition to the other risk factors set forth in our 2015 Annual Report on Form 10-K, as well as the other financial and business disclosures contained in our current and periodic reports filed with the SEC.

Risks Related to Our Business

The Company may be unable to or may decide to not provide sufficient liquidity to enable the sale of all or a portion of shares offered for sale and may not be able to continue proration or allocation of sales at current levels.

The ability of the Company to provide sufficient liquidity or capital to participate in the internal market at all or to participate at recent levels may be restricted by, without limitation, the number of shares offered for sale, other corporate opportunities, or the ability of the Company to generate enough liquidity.  In the three months ended June 24, 2016, we experienced project losses and other adverse operating results, including additional cost growth resulting in a charge to operations of $60.0 million on a fixed-price transportation contract to design and construct roadway improvements on an expressway in the southwestern United States, and $95.3 million on a fixed-price EPC project in Australia through a consolidated joint venture with an Australian construction contractor to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia.  While we may recover a significant portion of such losses from the clients, and we intend to pursue recovery vigorously, we currently anticipate these losses will constrain our cash flow and liquidity.  In the context of our current debt structure and projected cash needs, the Company may be unable to or may decide to not provide sufficient liquidity to participate in the internal market at all or at current levels until our cash flow and liquidity constraints are resolved.

The amount of shares offered for sale at any given time and the increasing number of shares held by employees at retirement age may cause requests for sales of shares that far exceed the amount of capital the Board of Directors allocates to the internal market.  In addition to our anticipated cash flow and liquidity constraints, the Company, acting through the Board of Directors, may decide to allocate capital or cash to activities or opportunities outside the internal market.  Further, the Company in the future may not be able to generate the liquidity required, either through operations or through use of the Credit Facility, to participate in the internal market.

The occurrence of any of these or similar events could cause the funds available to fulfill sell orders to be limited, could prevent the internal market from operating for a certain period or periods of time, could cause delays in the opening of the internal market trade dates or could result in the cessation of the internal market altogether.  Any of these changes could cause a delay in eligible stockholders’ ability to sell their common stock.  If our stock price declines from the time eligible stockholders want to sell to the time they become able to sell, they could suffer partial or total loss of their investment. No assurance can be given that eligible stockholders desiring to sell all or a portion of their common stock will be able to do so.

We may incur additional restructuring charges in future periods.

In September 2014, we commenced certain restructuring activities in order to achieve important business objectives, including reducing overhead costs, improving efficiency, and reducing risk. These restructuring activities, which continued into 2015, included such items as a voluntary retirement program, workforce reductions, facilities consolidations and closures, and evaluation of certain lines of business.  We are currently exploring additional restructuring activities in future periods in an effort to improve profitability, in which case we may incur additional restructuring charges or other losses, as well as a diversion of management’s attention from ongoing business, a loss of key personnel and a loss of clients, all of which could disrupt our operations and affect our business and financial condition.

The results of the United Kingdom’s referendum on a withdrawal from the European Union may have a negative effect on our business, results of operation and financial condition.

On June 23, 2016, the United Kingdom held a referendum in which a majority of the voters elected to withdraw from the European Union, commonly referred to as “Brexit.”  The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process.  Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, and may adversely affect global economic conditions and the stability of global financial markets.  Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility.  Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal could depress economic activity and restrict our access to capital.  Changes in leadership and public sector infrastructure funding could lead to cancellations, delays or changes in timing to our current and prospective infrastructure projects in the United Kingdom.  These factors, among others, could potentially materially affect our business, results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

Other than as previously disclosed in our current report on Form 8-K filed with the SEC on April 13, 2016, we did not issue any unregistered equity securities during the three months ended June 24, 2016.

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by our company not previously reported during the six months ended June 24, 2016.

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
April	—	$—	—	—
May	—	—	—	—
June (a)	627,951	60.91	—	—
Total	627,951	$60.91	—	—

(a)	Shares purchased by CH2M in the Internal Market.

Item 6.  Exhibits

Exhibit Index

*+10.1	CH2M HILL Companies, Ltd. Amended and Restated Short Term Incentive Plan effective February 11, 2016
*+10.2	CH2M HILL Companies, Ltd. Amended and Restated Long Term Incentive Plan effective February 11, 2016
*10.3	Addendum to Contract with Neidiger, Tucker, Bruner, Inc. dated as of May 25, 2016
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

CH2M HILL Companies, Ltd.

Date: August 2, 2016	/s/ GARY L. MCARTHUR
Gary L. McArthur
Chief Financial Officer