Form 10-K/A
period 2015-12-25
CH2M HILL COMPANIES LTD
filed 2017-01-19
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10‑K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Form 10‑K are incorporated by reference from the CH2M definitive proxy statement for its 2016 Annual Meeting of Stockholders held on May 10, 2016.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 25, 2015 originally filed  on February 22, 2016 (the “Original Filing”) to restate our unaudited consolidated financial statements as of and for the quarterly periods ended June 26, 2015, September 25, 2015, and December 25, 2015 and to amend related disclosures, including management’s evaluation of the effectiveness of our internal control over financial reporting as well as the effectiveness of our disclosure controls and procedures.  These adjustments, which are further discussed below, do not impact the amounts that were previously reported in our audited consolidated financial statements as of and for the year ended December 25, 2015, and therefore such audited financial statements have not been restated.  We believe presenting amended and restated unaudited quarterly financial information in this Form 10-K/A allows the readers to review all pertinent data in a single presentation along with the revised evaluation of controls and procedures.  We have not filed and do not intend to file an amendment to our Quarterly Reports on Form 10-Q for the quarterly periods ended June 26, 2015 and September 25, 2015.  This Form 10-K/A does not modify or update other disclosures presented in the Original Filing, other than to address the circumstances discussed below.

As described in more detail in Note 1 – Summary of Business and Significant Accounting Policies of the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10‑K/A, we determined that pre-tax cost growth of approximately $20.5 million recorded in the fourth quarter of 2015 on a Transportation fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States should have been reflected as pre-tax cost growth of $18.0 million in the second quarter of 2015 and $2.5 million in the third quarter of 2015.  We have accordingly restated our unaudited quarterly financial information for the periods ended June 26, 2015, September 25, 2015, and December 25, 2015.

In addition, as described in more detail in Item 9A. Controls and Procedures, we also conducted a reassessment of our internal controls and determined that a material weakness in our internal control over financial reporting existed as of the quarterly periods ended June 26, 2015, September 25, 2015, and December 25, 2015.  The material weakness relates to the ineffective design of certain controls associated with developing project cost estimates included in our estimates of revenues, costs and profit or loss at completion for long-term contracts accounted for under the percentage-of-completion method.  Specifically, three deficiencies in our internal control over financial reporting were identified related to these project cost estimates.  First, process level controls involving the basis for estimating significant components of project cost for large fixed-firm price engineering, procurement and construction projects were not identified as key controls in our internal control over financial reporting, and were accordingly not designed to operate at the required level of rigor, precision and consistency, with appropriate documentation, to provide reasonable assurance for financial reporting purposes.  Second, a control intended to ensure that project cost estimates not updated on a monthly basis are evaluated for potential accounting implications was inadequately designed as it did not sufficiently identify items requiring follow-up and how such items were to be resolved.  Third, a certification control intended to ensure that estimates of project cost, including significant judgments made in the estimating process, were appropriately evaluated under authoritative accounting requirements, was inadequately designed.  Specifically, the certification control did not adequately identify items requiring follow-up and how such items were to be resolved, including the preparation and review of appropriate documentation of the resolution.  As a result of this material weakness within our internal control procedures over the preparation and review of estimated costs to complete long-term contracts, we concluded that our internal control over financial reporting and the interdependent disclosure controls and procedures were ineffective as of December 25, 2015 and will remain ineffective for subsequent periods until remedied. The effect of this material weakness is discussed in more detail in Item 9A. Controls and Procedures.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety; however, this Form 10-K/A amends and restates only the following items of the Original Filing and only with respect to matters affected by this restatement and the matters discussed above:

PART I

•	Item 1A. Risk Factors

PART II

•	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
•	Item 7. Management's Discussion and Analysis
•	Item 9A. Controls and Procedures

PART IV

•	Item 15. Exhibits and Financial Statement Schedules

In accordance with Rule 12b-15, we are also filing a currently dated signature from our Chief Financial Officer, a duly authorized representative of CH2M, as well as currently dated certifications from our Chief Executive Officer and Chief Financial Officer at Exhibits 31.1, 31.2, 32.1, 32.2, a Consent of Independent Registered Public Accounting Firm at Exhibit 23.1, and various exhibits related to XBRL.  This Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10‑K/A

This report contains various “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward‑ looking statements represent the Company’s expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Annual Report on Form 10‑K/A, and are subject to various risks and uncertainties. Such forward looking statements are and will be subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward looking statements. Words such as “believes,” “anticipates,” “expects,” “will,” “plans” and similar expressions are intended to identify forward looking statements. Additionally, forward looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except as required by applicable law. Factors that could cause actual results to differ materially from those referenced in the forward‑looking statements are listed in Item 1A, Risk Factors.

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

Available Information

For information regarding our company, including free copies of filings with the Securities and Exchange Commission (“SEC”), please visit our web site at ir.ch2m.com. The SEC filings, which include our Annual Reports on Form 10‑K and Form 10-K/A, Quarterly Reports on Form 10‑Q, and Current Reports on Form 8‑K are made available as soon as practicable after they are filed with the SEC.

Item 1A.  Risk Factors

You should carefully consider the following factors and other information contained in this Annual Report on Form 10‑K before deciding to invest in our common stock.

Risks Related to Our Business

We have restated our prior unaudited consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price. (As Restated)

As discussed in Note 1 – Summary of Business and Significant Accounting Policies of the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10‑K/A, we have restated our unaudited consolidated financial statements as of and for the quarterly periods ended June 26, 2015, September 25, 2015 and December 25, 2015 (the “Restated Periods”). Our Audit Committee, in consultation with and based on the recommendation of management, made the determination to restate these financial statements following the identification of errors related to the timing and amount of the recognition of cost overruns on a Transportation fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States.  Due to the errors, the Audit Committee concluded that the Company’s previously issued financial statements for the Restated Periods should no longer be relied upon. In addition, we performed a re-evaluation of our internal controls over financial reporting.  Based on the re-evaluation, management concluded that, as a result of the identified of material weaknesses, our internal controls over financial reporting were ineffective for each of the Restated Periods.  Our Annual Report on Form 10-K for the fiscal year ended December 25, 2015 has been amended by this Amendment No. 1 on Form 10-K/A to, among other things, reflect the restatement of our financial statements for the Restated Periods.

As a result of these events, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and the remediation of our ineffective disclosure controls and procedures and material weaknesses in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts.  We could be subject to additional stockholder, governmental, or other actions in connection with the restatement or other matters.  Any such proceedings will, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, insurance and other costs.  If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our counterparties to lose confidence in us.  Each of these occurrences could have a material adverse effect on our business, results of operations and financial condition.

We have identified a material weakness in our internal control over financial reporting and our disclosure controls and procedures which could result in additional material misstatements in our financial statements. (As Restated)

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over our financial reporting. As disclosed in Item 9A of this Form 10-K/A, management identified a material weakness in our internal control over financial reporting and determined our disclosure controls and procedures were not effective as of December 25, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified in Item 9A of this Form 10-K/A, our management concluded that we did not maintain effective disclosure controls and procedures and internal control over financial reporting as of December 25, 2015. This Form 10-K/A accordingly reflects the change in management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 25, 2015 as well as an adverse opinion of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting, as discussed in Item 9A of this Form 10-K/A.

We are in the process of developing and implementing a remediation plan to address the material weaknesses in internal control over financial reporting and ineffective disclosure controls and procedures. If our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls occur in the future, we may not be able to accurately and timely report our financial results or detect and prevent fraud, and we could be required to restate future financial information, which could materially and adversely affect our business, results of operations, and financial condition, require us to expend significant resources to correct the weaknesses or deficiencies, harm our reputation or otherwise cause a decline in investor confidence.

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

Price of Our Common Stock Following Restatement

As described in more detail in Note 1 – Summary of Business and Significant Accounting Policies of the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10 K/A, we have restated our unaudited consolidated financial statements for the quarterly periods ended June 26, 2015, September 25, 2015, and December 25, 2015.  In connection with the restatement, our Audit Committee reviewed the previously established stock price for all quarterly periods subsequent to June 26, 2015 in light of our restated unaudited consolidated financial statements and determined that the historical stock prices for such quarterly periods remained within the range of fair market value as of the applicable trade dates.  The Audit Committee made this determination after reviewing the restated financial statements and applying the fair market valuation methodology, including revised components under the Stock Valuation Formula, the appraisal information previously prepared by independent third party valuation experts and other available information as of the applicable trade date.

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

Holder of Our Preferred Stock

As of February 15, 2016, there was one holder of record of our Series A Preferred Stock. As of such date, all of our preferred stock of record was owned by a subsidiary owned by investment funds affiliated with Apollo Global Management, LLC together with its subsidiaries, “Apollo”.  Refer to Note 3 – Preferred Stock Issuance of the Notes to the Consolidated Financial Statements in Item 15, of this Annual Report on Form 10‑K for additional information related to the preferred stock.

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

Restatement

As described in more detail in Note 1 – Summary of Business and Significant Accounting Policies of the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K/A, we determined that pre-tax cost growth of approximately $20.5 million million recorded in the fourth quarter of 2015 on aTransportation fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States should have been reflected as $18.0 million in the second quarter of 2015 and $2.5 million in the third quarter of 2015.  To correct these errors and to address matters related to the foregoing with respect to our controls and procedures, we have determined that we must restate our unaudited consolidated financial statements as of and for the quarters ended June 26, 2015, September 25, 2015, and December 25, 2015 and to amend related disclosures, including our evaluation of controls and procedures.  The amounts that were previously reported in our audited consolidated financial statements as of and for the year ended December 25, 2015 and the related disclosures and results of operation discussed below in our Management’s Discussion and Analysis have remained unchanged and are not impacted by the restatements discussed above.  The restated quarterly financial statements have been included in Note 1 – Summary of Business and Significant Accounting Policies of the Notes to the Consolidated Financial Statements in Item 15.

Private Equity Investor

On June 22, 2015, the Company designated 10,000,000 shares as Series A Preferred Stock with an original issue price of $62.22 under the Certificate of Designation. On June 24, 2015, the Company sold and issued an aggregate of 3,214,400 shares of Series A Preferred Stock for an aggregate purchase price of $200.0 million in a private placement to a subsidiary owned by investment funds affiliated with Apollo Global Management, LLC (together with its subsidiaries, “Apollo”). Total proceeds from the preferred stock offering were $191.7 million, net of issuance costs of $8.3 million. The sale occurred in connection with the Initial Closing (“Initial Closing”) pursuant to the Subscription Agreement entered into by the Company and Apollo on May 27, 2015 (“Subscription Agreement”). Subject to the conditions within the Subscription Agreement, Apollo will purchase an additional 1,607,200 shares of Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million in a second closing which will occur on the one-year anniversary of the Initial Closing or upon the earlier election of the Company. For a summary of the terms and conditions of the Series A Preferred Stock, see Note 3 – Preferred Stock Issuance of the Notes to the Consolidated Financial Statements in Item 15, of this Annual Report on Form 10‑K.

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

Results of Operations for the Year Ended December 25, 2015 Compared to December 31, 2014

The following table summarizes our results of operation by segment for the year ended December 25, 2015 as compared to the year ended December 31, 2014:

	Years Ended
	December 25, 2015		December 31, 2014		Change
($ in thousands)	Gross Revenue	Operating Income (Loss)	Gross Revenue	Operating Income (Loss)	Gross Revenue	Operating Income (Loss)
Environment and Nuclear	$1,664,069	$73,951	$1,669,917	$59,731	$(5,848)	$14,220
Industrial and Urban Environments	467,764	8,427	495,569	(58,522)	(27,805)	66,949
Oil, Gas and Chemicals	800,566	23,785	859,319	5,006	(58,753)	18,779
Transportation	973,729	(57,468)	948,102	(24,649)	25,627	(32,819)
Water	1,243,670	88,367	1,243,465	85,736	205	2,631
Power	211,707	(2,221)	197,097	(408,888)	14,610	406,667
Total	$5,361,505	$134,841	$5,413,469	$(341,586)	$(51,964)	$476,427

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

Results of Operations for the Year Ended December 31, 2014 Compared to December 31, 2013

The following table summarizes our results of operation by segment for the year ended December 31, 2014 as compared to the year ended December 31, 2013:

	Years Ended
	December 31, 2014		December 31, 2013		Change
($ in thousands)	Gross Revenue	Operating Income (Loss)	Gross Revenue	Operating Income (Loss)	Gross Revenue	Operating Income (Loss)
Environment and Nuclear	$1,669,917	$59,731	$1,648,119	$99,216	$21,798	$(39,485)
Industrial and Urban Environments	495,569	(58,522)	594,054	21,744	(98,485)	(80,266)
Oil, Gas and Chemicals	859,319	5,006	995,378	(8,408)	(136,059)	13,414
Transportation	948,102	(24,649)	933,146	30,173	14,956	(54,822)
Water	1,243,465	85,736	1,207,859	67,014	35,606	18,722
Power	197,097	(408,888)	499,263	(17,377)	(302,166)	(391,511)
Total	$5,413,469	$(341,586)	$5,877,819	$192,362	(464,350)	$(533,948)

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

As described in more detail in Note 1 – Summary of Business and Significant Accounting Policies of the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10‑K/A, we determined that pre-tax cost growth of approximately $20.5 million recorded in the fourth quarter of 2015 on a Transportation fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States should have been reflected as pre-tax cost growth of $18.0 million in the second quarter of 2015 and $2.5 million in the third quarter of 2015.  Had the proper amount of estimated costs been reflected in the proper fiscal quarters, CH2M’s management has determined that we would nevertheless have been in compliance the maximum consolidated leverage ratio and other covenants contained in the Amended Credit Agreement.  Moreover, CH2M’s management has determined that the applicable interest rates and other fees charged under the Amended Credit Agreement would not have changed as a result of reflecting the project costs described above in the appropriate quarters of 2015.  Nevertheless, as a result of the determination to restate our previously issued unaudited consolidated financial statements as of and for the quarterly periods ended June 26, 2015, September 25, 2015, and December 25, 2015, the certifications CH2M’s management provided to the lenders under the Amended Credit Agreement with respect to those financial statements may be considered to be inaccurate.

The Amended Credit Agreement provides that a default will occur if any certification made by CH2M to the lenders proves to be materially untrue, incorrect or misleading. Although we believe the errors discussed in this Form 10-K/A with respect to the restatement are not material within the meaning of the Amended Credit Agreement, the matter is not free from doubt and one or more lenders in the bank syndicate could assert that our certifications with respect to our unaudited consolidated financial statements as of and for the quarterly periods ended June 26, 2015, September 25, 2015, and December 25, 2015 were materially inaccurate.  In that case, our ability to borrow or request the issuance of new letters of credit under the Amended Credit Agreement or to request extensions of existing Eurodollar rate loans or letters of credit could be constrained, which would constrain our ability to fund working capital and other needs of our existing operations and could impact our business operations and liquidity.  Moreover, if a majority of the lenders under the Amended Credit Agreement determined that a default had occurred, the outstanding balance of loans outstanding could be accelerated. Accordingly, we determined it appropriate to seek a waiver from the lenders under the Amended Credit Agreement in order to avoid any question with respect to the existence of a default as a result of the restatement.

On January 10, 2017, we received from the lenders under the Amended Credit Agreement, a waiver of compliance with respect to the certifications to the lenders relating to our unaudited consolidated financial statements as of and for the quarterly periods ended June 26, 2015, September 25, 2015, and December 25, 2015 and to the determination that a material weakness exists in our internal controls over financial accounting.  The waiver ensures that no event of default exists under the Amended Credit Agreement as a result of the restatement, and we may request the issuance of new loan advances and letters of credit under the Amended Credit Agreement in accordance with its terms.

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

Recent Accounting Standards

Refer to Recent Accounting Standards in Note 1- Summary of Business and Significant Accounting Policies of the Notes to the Consolidated Financial Statements in Item 15, of this Annual Report on Form 10‑K.

Commitments and Contingencies

Refer to Note 18 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements in Item 15, of this Annual Report on Form 10‑K.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Disclosure Controls and Procedures

We carried out an evaluation as of the last day of the period covered by this Annual Report on Form 10-K/A, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

In conducting our evaluation, we concluded that there is a material weakness in the design of our internal control over financial reporting, as described below.

As a result of the material weakness in the design of our internal control over financial reporting, we have concluded that our disclosure controls and procedures were not effective as of December 25, 2015 to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is (a) timely recorded, processed, summarized and reported, and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect our financial position and results of operations as of and for the year ended December 25, 2015.  As a result, notwithstanding the material weakness described below, management concluded that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f).  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation for external purposes in accordance with generally accepted accounting principles.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework).

Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 25, 2015, because deficiencies have been identified that rise to the level of a material weakness as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material weakness related to project reporting over the completeness and accuracy of estimates of revenues, costs and profit or loss at completion for long-term projects accounted for under the percentage-of-completion method

We determined that a material weakness in our internal control over financial reporting existed related to the ineffective design of certain controls associated with developing project cost estimates included in our estimates of revenues, costs and profit or loss at completion for long-term contracts accounted for under the percentage-of-completion method. Specifically, three deficiencies in internal control over financial reporting were identified related to these project cost estimates.  The first and second deficiency relate to Principle 10, “The organization selects and develops control activities to mitigate the risk of achieving objectives” of the control activities component of the COSO 2013 Framework.  The first deficiency involves process level control activities related to the project level operational processes used to develop project cost estimates for large fixed-firm price engineering, procurement and construction projects.  The Company did not identify these basis of estimate process level control activities as key internal controls, and, as such, they were not designed to operate at the required level of rigor, precision and consistency, and include the retention of adequate documentation.  The second deficiency involves a control that was intended to ensure project cost estimates not updated on a monthly basis are evaluated for potential accounting implications.  It has been determined that such control was not designed effectively as it did not sufficiently identify items requiring follow-up and how such items were to be resolved.  The third deficiency relates to Principle 14, “The organization internally communicates information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control” of the information and communication component of the COSO 2013 Framework.  This deficiency involves a certification control that has been determined to have not been designed effectively.  Specifically, the certification control did not adequately identify items requiring follow-up and how such items were to be resolved, including the preparation and review of appropriate documentation of the resolution.

The material weakness resulted in the restatement of our unaudited consolidated financial statements as of and for the quarters ended June 26, 2015, September 25, 2015, and December 25, 2015.

The effectiveness of our internal control over financial reporting as of December 25, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their adverse report which is included herein on page 60.

(c) Remediation Plans to Address Material Weakness

Deficient control related to the inadequate design of process level controls dealing with the basis of estimate

We are implementing process level controls to ensure that the basis of estimate for major components of project cost as developed by the project team are documented and reviewed.  These controls will focus on the most significant items that impact project cost, e.g., schedule, labor, subcontractor and materials, change management, and risk register/contingency.  These controls will require adequate documentation supporting the estimation process, including significant judgments and the rationale for subsequent changes.

Deficient control related to the evaluation of project cost estimates not updated on a monthly basis

We will evaluate and change the control to provide specificity on the identification of items for follow-up and how such items are to be resolved, including the preparation and review of appropriate documentation of the resolution.  The revised control will be designed ensure that project cost estimates are updated and evaluated on a quarterly basis.

Deficient control related to the certification process

We will evaluate and change the certification process to clarify the internal control responsibilities of the employee positions and job titles involved in the estimation of costs and consideration of accounting and reporting requirements.  These internal control responsibilities will provide specificity on the identification of items for follow-up and how such items are to be resolved, including the preparation and review of appropriate documentation of the resolution.  We will also provide training to the employees involved in the estimation of project costs and related accounting requirements, and implement periodic communications on the internal control responsibilities of employees involved in the process.  In addition, we will implement controls to enhance business segment and corporate level oversight of the cost estimation process.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 25, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the identification of the material weakness identified above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CH2M HILL Companies, Ltd.:

We have audited CH2M HILL Companies, Ltd.’s (the Company) internal control over financial reporting as of December 25, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CH2M HILL Companies, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our report dated February 22, 2016, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described below, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 25, 2015, as presented herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to project reporting over the completeness and accuracy of estimates of revenues, costs and profit or loss at completion for long-term projects accounted for under the percentage-of-completion method has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CH2M HILL Companies, Ltd. and subsidiaries as of December 25, 2015 and December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 25, 2015. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated February 22, 2016, except for the last paragraph of note 10 and the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to project reporting over the completeness and accuracy of revenue, costs and profit or loss at completion for long-term projects accounted for under the percentage-of-completion method as to which the date is January 19, 2017, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, CH2M HILL Companies, Ltd. has not maintained effective internal control over financial reporting as of December 25, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Denver, Colorado

February 22, 2016, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to project reporting over the completeness and accuracy of revenue, costs and profit or loss at completion for long-term projects accounted for under the percentage-of-completion method, as to which the date is January 19, 2017

Item 9B.  Other Information

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

+10.6	CH2M HILL Companies, Ltd. Supplemental Executive Retirement and Retention Plan effective January 1, 2013 (Commission File No. 002‑27261), and incorporated herein by reference
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

**+10.9	Form of Indemnification Agreement between CH2M HILL Companies, Ltd. and directors, effective as of October 1, 2015
**+10.10	Form of Indemnification Agreement between CH2M HILL Companies, Ltd. and executive officers, effective as of October 1, 2015
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

**21.1	Subsidiaries of CH2M HILL Companies, Ltd.
*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
**24.1	Power of Attorney authorizing signature
*31.1	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
*31.2	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
*32.1	Written Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350)
*32.2	Written Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350)
99.1	Internal Market Rules effective November 14, 2014 (filed as Exhibit 99.1 to CH2M’s Form 10-K on February 25, 2015 (Commission File No. 000-27261), and incorporated by reference)
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

***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Filed with the original filing of the Annual Report on Form 10-K on February 22, 2016
***

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CH2M HILL Companies, Ltd.:

We have audited the accompanying consolidated balance sheets of CH2M HILL Companies, Ltd. and subsidiaries (the Company) as of December 25, 2015 and December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 25, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CH2M HILL Companies, Ltd.’s internal control over financial reporting as of December 25, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2016, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to project reporting over the completeness and accuracy of estimates of revenue, costs and profit or loss at completion for long-term projects accounted for under the percentage-of-completion method, as to which the date is January 19, 2017, expressed an adverse opinion on the effectiveness of CH2M Hill Companies, Ltd.’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado

February 22, 2016, except for the last paragraph of note 10 and the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to project reporting over the completeness and accuracy of estimates of revenue, costs and profit or loss at completion for long-term projects accounted for under the percentage-of-completion method, as to which the date is January 19, 2017

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

Restatement of Previously Reported Unaudited Consolidated Financial Statements

Subsequent to filing our Annual Report on Form 10-K for the year ended December 25, 2015, which was originally filed on February 22, 2016,  we determined that pre-tax cost growth of approximately $20.5 million recorded in the fourth quarter of 2015 on a Transportation fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States should have been reflected as pre-tax cost growth of $18.0 million in the second quarter of 2015 and $2.5 million in the third quarter of 2015.

These errors resulted in misstatements in our unaudited consolidated financial statements as of and for the quarterly periods ended June 26, 2015, September 25, 2015, and December 25, 2015.  As a result, we are restating our unaudited Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity as of June 26, 2015 and September 25, 2015, our unaudited Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the three and six months ended June 26, 2015 and the three and nine months ended September 25, 2015, and our unaudited summarized quarterly financial information for the quarterly periods ended June 26, 2015, September 25, 2015, and December 25, 2015.  The amounts that were previously reported in these audited consolidated financial statements as of and for the year ended December 25, 2015 and the related disclosures have remained unchanged and are not impacted by the restatements discussed above.

The following tables present the unaudited consolidated financial statements as originally filed on Forms 10-Q with the Securities and Exchange Commission and the adjustments for the items noted above:

Restated Condensed Consolidated Balance Sheet as of June 26, 2015 Data (Unaudited)

	June 26, 2015
($ in thousands)	As Reported	Adjustment	As Restated
ASSETS
Total current assets	$1,636,104	$—	$1,636,104
Deferred income taxes	261,028	5,472	266,500
Total assets	$2,899,155	$5,472	$2,904,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Billings in excess of revenue	$336,537	$3,900	$340,437
Income tax payable	4,817	—	4,817
Other accrued liabilities	366,534	14,100	380,634
Total current liabilities	1,481,079	18,000	1,499,079
Total liabilities	2,547,359	18,000	2,565,359
Stockholders’ equity:
Retained earnings	520,587	(12,528)	508,059
Total CH2M common stockholders’ equity	433,269	(12,528)	420,741
Total stockholders' equity	351,796	(12,528)	339,268
Total liabilities and stockholders’ equity	$2,899,155	$5,472	$2,904,627

The adjustment represents $18.0 million of pre-tax cost growth on the estimated costs to complete the Transportation project originally recorded in the fourth quarter of 2015 that should have been recorded in the second quarter of 2015.  This adjustment resulted in a $3.9 million increase in billings in excess of revenue and a $14.1 million increase in other accrued liabilities on the consolidated balance sheet related to the reserve for estimated project related losses.  The change in deferred income taxes includes the tax impact of the adjustment.

Restated Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 26, 2015 Data (Unaudited)

	Three Months Ended June 26, 2015			Six Months Ended June 26, 2016
($ in thousands, except per share data)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Gross revenue	$1,324,048	$(3,900)	$1,320,148	$2,588,034	$(3,900)	$2,584,134
Direct cost of services and overhead	(1,077,982)	(14,100)	(1,092,082)	(2,080,431)	(14,100)	(2,094,531)
Operating income	29,383	(18,000)	11,383	70,248	(18,000)	52,248
Income before provision for income taxes	24,960	(18,000)	6,960	61,970	(18,000)	43,970
Provision for income taxes	(9,326)	5,472	(3,854)	(18,831)	5,472	(13,359)
Net income	15,634	(12,528)	3,106	43,139	(12,528)	30,611
Net income attributable to CH2M	$16,278	$(12,528)	$3,750	$39,776	$(12,528)	$27,248
Net income attributable to CH2M per common share:
Basic	$0.59	$(0.46)	$0.13	$1.45	$(0.46)	$0.99
Diluted	$0.59	$(0.46)	$0.13	$1.45	$(0.46)	$0.99

The adjustment represents $18.0 million of pre-tax cost growth on the estimated costs to complete the Transportation project originally recorded in the fourth quarter of 2015 that should have been recorded in the second quarter of 2015, which resulted in the following impacts to the consolidated statements of operations for the three and six months ended June 26, 2015:

•	A $3.9 million reduction of gross revenue in the three and six months ended June 26, 2015 due to a deterioration of the percentage of completion as a result of the adjusted cost growth;

•

A $14.1 million increase in direct cost of services and overhead in the three and six months ended June 25, 2015 related to the related to the increased reserve for estimated project related losses; and,

•	A $5.5 million tax benefit in the three and six months ended June 26, 2015 as a result of the adjustments discussed above.

Restated Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 26, 2015 Data (Unaudited)

	Three Months Ended June 26, 2015			Six Months Ended June 26, 2015
($ in thousands)	As Stated	Adjustment	As Restated	As Stated	Adjustment	As Restated
Net income	$15,634	$(12,528)	$3,106	$43,139	$(12,528)	$30,611
Comprehensive income	20,564	(12,528)	8,036	35,529	(12,528)	23,001
Comprehensive income attributable to CH2M	$21,208	$(12,528)	$8,680	$32,166	$(12,528)	$19,638

Restated Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 26, 2016 Data (Unaudited)

	For The Six Months Ended June 26, 2015
($ in thousands)	As Stated	Adjustment	As Restated
Cash flows from operating activities:
Net income (loss)	$43,139	$(12,528)	$30,611
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(18,514)	(5,472)	(23,986)
Billings in excess of revenue	2,302	3,900	6,202
Other accrued liabilities	(38,773)	14,100	(24,673)
Current income taxes	36,299	—	36,299
Net cash provided by operating activities	32,631	—	32,631
Net cash provided by investing activities	3,241	—	3,241
Net cash provided by financing activities	27,828	—	27,828
Effect of exchange rate changes on cash	(3,941)	—	(3,941)
Increase in cash and cash equivalents	$59,759	$—	$59,759

Restated Condensed Consolidated Balance Sheet as of September 25, 2015 Data (Unaudited)

	September 25, 2015
($ in thousands)	As Reported	Adjustment	As Restated
ASSETS
Total current assets	$1,559,888	$—	$1,559,888
Deferred income taxes	268,483	6,244	274,727
Total assets	$2,782,107	$6,244	$2,788,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Billings in excess of revenue	$269,404	$4,591	$273,995
Other accrued liabilities	304,487	15,947	320,434
Total current liabilities	1,433,231	20,538	1,453,769
Total liabilities	2,405,182	20,538	2,425,720
Stockholders’ equity:
Retained earnings	561,798	(14,294)	547,504
Total CH2M common stockholders’ equity	433,556	(14,294)	419,262
Total stockholders' equity	376,925	(14,294)	362,631
Total liabilities and stockholders’ equity	$2,782,107	$6,244	$2,788,351

The adjustment represents approximately $20.5 million recorded in the fourth quarter of 2015 on a Transportation fixed-price contract to pre-tax cost growth that should have been recorded as $18.0 million in the second quarter of 2015 and as $2.5 million in the third quarter of 2015.  This adjustment resulted in a $4.6 million increase in billings in excess of revenue and a $15.9 million increase in other accrued liabilities on the consolidated balance sheet related to the reserve for estimated project related losses.  The change in deferred income taxes includes the tax impact of the adjustment.

Restated Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 25, 2015 Data (Unaudited)

	Three Months Ended September 25, 2015			Nine Months Ended September 25, 2015
($ in thousands, except per share data)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Gross revenue	$1,365,877	$(691)	$1,365,186	$3,953,911	$(4,591)	$3,949,320
Direct cost of services and overhead	(1,094,161)	(1,847)	(1,096,008)	(3,174,592)	(15,947)	(3,190,539)
Operating income	66,360	(2,538)	63,822	136,608	(20,538)	116,070
Income before provision for income taxes	63,375	(2,538)	60,837	125,345	(20,538)	104,807
Provision for income taxes	(13,104)	772	(12,332)	(31,935)	6,244	(25,691)
Net income	50,271	(1,766)	48,505	93,410	(14,294)	79,116
Net income attributable to CH2M	$41,211	$(1,766)	$39,445	$80,987	$(14,294)	$66,693
Net income attributable to CH2M per common share:
Basic	$1.28	$(0.06)	$1.22	$2.76	$(0.50)	$2.26
Diluted	$1.27	$(0.05)	$1.22	$2.76	$(0.50)	$2.26

The adjustment represents approximately $20.5 million recorded in the fourth quarter of 2015 on a Transportation fixed-price contract to pre-tax cost growth that should have been recorded as $18.0 million in the second quarter of 2015 and as $2.5 million in the third quarter of 2015, which resulted in the following impacts to the consolidated statements of operations for the three and nine months ended September 25, 2015:

•

A reduction of $0.7 million and $4.6 million in gross revenue in the three and nine months ended September 25, 2015, respectively, due to a deterioration of the percentage of completion as a result of the adjusted cost growth;

•

An increase of $1.8 million and $15.9 million increase in direct cost of services and overhead in the three and nine months ended September 25, 2015, respectively, related to the increased reserve for estimated project related losses; and,

•	A $0.8 million and $6.2 million tax benefit in the three and nine months ended September 25, 2015, respectively, as a result of the adjustments discussed above.

Restated Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 25, 2015 Data (Unaudited)

	Three Months Ended September 25, 2015			Nine Months Ended September 25, 2015
($ in thousands)	As Stated	Adjustment	As Restated	As Stated	Adjustment	As Restated
Net income	$50,271	$(1,766)	$48,505	$93,410	$(14,294)	$79,116
Comprehensive income	35,563	(1,766)	33,797	71,092	(14,294)	56,798
Comprehensive income attributable to CH2M	$26,503	$(1,766)	$24,737	$58,669	$(14,294)	$44,375

Restated Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 25, 2016 Data (Unaudited)

	For The Nine Months Ended September 25, 2015
($ in thousands)	As Stated	Adjustment	As Restated
Cash flows from operating activities:
Net income	$93,410	$(14,294)	$79,116

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(31,628)	(6,244)	(37,872)
Billings in excess of revenue	(61,221)	4,591	(56,630)
Other accrued liabilities	(91,694)	15,947	(75,747)
Net cash provided by operating activities	70,134	—	70,134
Net cash provided by investing activities	15,330	—	15,330
Net cash used in financing activities	(50,700)	—	(50,700)
Effect of exchange rate changes on cash	(11,303)	—	(11,303)
Increase in cash and cash equivalents	$23,461	$—	$23,461

Restated Summarized Quarterly Financial Data  for the Three Months Ended December 25, 2015 (Unaudited)

These errors resulted in misstatements in our summarized quarterly financial data (unaudited) for the three months ended December 25, 2015 as follows:

	For the Three Months Ended December 25, 2015
($ in thousands, except per share data)	As Stated	Adjustment	As Restated
Revenue	$1,407,594	$4,591	$1,412,185
Operating income	(1,767)	20,538	18,771
Net income attributable to CH2M	$(584)	$14,294	$13,710
Net income per common share:
Basic	$(0.10)	$0.47	$0.37
Diluted	$(0.10)	$0.47	$0.37

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

Depreciation for owned property is based on the estimated useful lives of the assets using the straight‑line method for financial statement purposes. Useful lives for buildings and land improvements range from 12 to 20 years. Furniture and fixtures, computers and office equipment, and field equipment are depreciated over their useful lives from 3 to 10 years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.

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

Voting Rights.  Each holder of outstanding shares of Series A Preferred Stock is entitled to vote with the holders of outstanding shares of Common Stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company. Each outstanding share of Series A Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock into which it is convertible.  Additionally, pursuant to the Investor Rights Agreement, for so long as Apollo continues to hold a minimum required number of the shares of Series A Preferred Stock, Apollo also will have the right to designate two directors to the Board of Directors of the Company.

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

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are typically based upon Level 2 inputs including third party quotes. At December 25, 2015 and December 31, 2014, we had forward foreign exchange contracts on world currencies with varying durations, none of which extend beyond one and five years, respectively. We had an insignificant amount of derivative assets and liabilities as of December 25, 2015 and December 31, 2014, respectively.  For the years ended December 25, 2015 and December 31, 2014, the changes in derivative fair values recorded in selling, general and administrative expense on the consolidated statements of operations resulted in realized and unrealized losses of $8.1 million and realized and unrealized gains of $2.9 million, respectively. For the year ended December 31, 2013, the periodic changes in the fair value of derivatives were insignificant.

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
$301,662

Restatement Waiver

On January 10, 2017, we received from the lenders under the Amended Credit Agreement, a waiver of compliance with respect to the certifications to the lenders relating to our unaudited consolidated financial statements as of and for the quarterly periods ended June 26, 2015, September 25, 2015, and December 25, 2015 and to the determination that a material weakness exists in our internal controls over financial accounting.  The waiver ensures that no event of default exists under the Amended Credit Agreement as a result of the restatement, and we may request the issuance of new loan advances and letters of credit under the Amended Credit Agreement in accordance with its terms.

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

The accruals for employee severance and termination benefits and other restructuring activities will be paid in 2016. The accruals for facilities costs will be paid over the remaining term of the leases which we have exited and therefore will extend through 2028.

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

The total compensation expense recognized for stock options granted for the years ended December 25, 2015, December 31, 2014 and December 31, 2013 was $3.7 million, $3.5 million, and $3.71 million, respectively. The remaining unrecognized compensation expense related to nonvested awards as of December 25, 2015 is $5.7 million. We expect to recognize this compensation expense over the weighted average remaining recognition period of 1.7 years, subject to forfeitures that may occur during that period.

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

(19) Quarterly Financial Information (unaudited)

Our quarterly financial information for the years ended December 25, 2015 and December 31, 2014 is summarized in the following table.  Amounts reflected for the second, third, and fourth quarters of 2015 have been restated to reflect the adjustments as discussed in Note 1 – Summary of Business and Significant Accounting Policies.

		Second	Third	Fourth
	First	Quarter	Quarter	Quarter	For the
(In thousands except per share amounts)	Quarter	As Restated	As Restated	As Restated	Year Ended
2015
Revenue	$1,263,986	$1,320,148	$1,365,186	$1,412,185	$5,361,505
Operating income	40,865	11,383	63,822	18,771	134,841
Net income attributable to CH2M	23,498	3,750	39,445	13,710	80,403
Net income per common share
Basic	$0.86	$0.13	$1.22	$0.37	$2.62
Diluted	$0.86	$0.13	$1.22	$0.37	$2.61

	First	Second	Third	Fourth	For the
(In thousands except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year Ended
2014
Revenue	$1,279,449	$1,402,448	$1,422,537	$1,309,035	$5,413,469
Operating income	(9,546)	19,575	(234,903)	(116,712)	(341,586)
Net income attributable to CH2M	(6,092)	11,450	(131,242)	(55,653)	(181,537)
Net income per common share
Basic	$(0.21)	$0.40	$(4.69)	$(2.01)	$(6.42)
Diluted	$(0.21)	$0.40	$(4.69)	$(2.01)	$(6.42)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, Douglas County, State of Colorado, on January 19, 2017.

Interim Chief Financial Officer and Chief Accounting Officer
CH2M Hill Companies, Ltd.
By:	/s/ Gary L. McArthur Gary L. McArthur Executive Vice President and Chief Financial Officer