Form 10-Q
period 2016-09-30
CH2M HILL COMPANIES LTD
filed 2017-01-20
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of January 13, 2017 was 25,127,962.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	September 30,	December 25,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$126,274	$197,021
Receivables, net—
Client accounts	596,364	739,532
Unbilled revenue	634,959	601,713
Other	12,259	17,316
Income tax receivable	400	19,800
Prepaid expenses and other current assets	94,469	95,809
Total current assets	1,464,725	1,671,191
Investments in unconsolidated affiliates	73,496	84,296
Property, plant and equipment, net	254,055	203,666
Goodwill	499,364	510,985
Intangible assets, net	43,911	59,011
Deferred income taxes	414,847	255,385
Employee benefit plan assets and other	78,927	76,765
Total assets	$2,829,325	$2,861,299
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,224	$2,069
Accounts payable and accrued subcontractor costs	441,862	504,098
Billings in excess of revenue	366,135	302,647
Accrued payroll and employee related liabilities	269,628	328,585
Other accrued liabilities	351,178	338,926
Total current liabilities	1,431,027	1,476,325
Long-term employee related liabilities	530,651	599,033
Long-term debt	420,469	299,593
Other long-term liabilities	127,898	109,017
Total liabilities	2,510,045	2,483,968
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized of which 10,000,000 are designated as Series A; 4,821,600 and 3,214,400 issued and outstanding at September 30, 2016 and as of December 25, 2015, respectively	48	32
Common stock, $0.01 par value, 100,000,000 shares authorized; 25,031,837 and 26,282,913 issued and outstanding at September 30, 2016 and December 25, 2015, respectively	250	263
Additional paid-in capital	151,295	125,381
Retained earnings	549,685	561,213
Accumulated other comprehensive loss	(285,170)	(274,704)
Total CH2M common stockholders’ equity	416,108	412,185
Noncontrolling interests	(96,828)	(34,854)
Total stockholders' equity	319,280	377,331
Total liabilities and stockholders’ equity	$2,829,325	$2,861,299

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 25,	September 30,	September 25,
	2016	2015	2016	2015
Gross revenue	$1,279,230	$1,365,186	$3,872,921	$3,949,320
Equity in earnings of joint ventures and affiliated companies	26,877	14,890	44,647	36,908
Operating expenses:
Direct cost of services	(1,189,167)	(1,096,008)	(3,497,257)	(3,190,539)
Selling, general and administrative	(225,290)	(220,246)	(692,915)	(679,619)
Operating (loss) income	(108,350)	63,822	(272,604)	116,070
Other income (expense):
Interest income	136	56	306	158
Interest expense	(3,873)	(3,041)	(10,019)	(11,421)
(Loss) income before provision for income taxes	(112,087)	60,837	(282,317)	104,807
Benefit (provision) for income taxes	78,438	(12,332)	118,202	(25,691)
Net (loss) income	(33,649)	48,505	(164,115)	79,116
Less: loss (income) attributable to noncontrolling interests	49,582	(9,060)	142,585	(12,423)
Net income attributable to CH2M	$15,933	$39,445	$(21,530)	$66,693
Net income (loss) attributable to CH2M per common share[1]:
Basic	$0.40	$1.22	$(1.22)	$2.26
Diluted	$0.40	$1.22	$(1.22)	$2.26
Weighted average number of common shares:
Basic	25,356,689	27,139,832	25,816,819	27,281,219
Diluted	25,389,138	27,198,832	25,816,819	27,297,219

1 Represents net (loss) income attributable to CH2M less (i) income allocated to preferred stockholders of $1,984 for the three months ended September 30, 2016 and $3,913 and $2,502 for the three and nine months ended September 25, 2015, respectively, and (ii) accrued dividends attributable to preferred stockholders of $3,891 and $10,067 for the three and nine months ended September 30, 2016, respectively, and $2,501 and $2,556 for the three and nine months ended September 25, 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 25,	September 30,	September 25,
	2016	2015	2016	2015
Net (loss) income	$(33,649)	$48,505	$(164,115)	$79,116
Other comprehensive loss:
Foreign currency translation adjustments	(17,197)	(17,365)	(5,432)	(30,253)
Benefit plan adjustments, net of tax	(9,104)	2,657	(5,034)	7,935
Other comprehensive loss	(26,301)	(14,708)	(10,466)	(22,318)
Comprehensive (loss) income	(59,950)	33,797	(174,581)	56,798
Less: comprehensive (loss) income attributable to noncontrolling interests	(49,582)	9,060	(142,585)	12,423
Comprehensive income (loss) attributable to CH2M	$(10,368)	$24,737	$(31,996)	$44,375

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,	September 25,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(164,115)	$79,116
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	47,835	55,580
Stock-based employee compensation	28,952	25,005
Loss (gain) on disposal of property, plant and equipment	62	(3,647)
Allowance for uncollectible accounts	3,706	1,646
Deferred income taxes	(145,523)	(37,872)
Undistributed earnings and gains from unconsolidated affiliates	(44,647)	(36,908)
Distributions of income from unconsolidated affiliates	41,214	39,948
Contributions to defined benefit pension plans	(30,482)	(29,459)
Gain on pension curtailment	(4,568)	—
Excess tax benefits from stock-based compensation	3,093	3,931
Change in assets and liabilities:
Receivables and unbilled revenue	119,362	45,431
Prepaid expenses and other	(2,515)	11,469
Accounts payable and accrued subcontractor costs	(84,328)	(50,511)
Billings in excess of revenue	65,000	(56,630)
Accrued payroll and employee related liabilities	(54,572)	71,753
Other accrued liabilities	36,271	(75,747)
Income tax receivable	18,202	58,540
Long-term employee related liabilities and other	37,106	(23,241)
Net cash (used in) provided by operating activities	(129,947)	78,404
Cash flows from investing activities:
Capital expenditures	(87,680)	(21,506)
Acquisition related payments	(17,901)	—
Investments in unconsolidated affiliates	(16,596)	(23,897)
Distributions of capital from unconsolidated affiliates	10,456	20,855
Proceeds from sale of operating assets	2,703	39,878
Net cash (used in) provided by investing activities	(109,018)	15,330
Cash flows from financing activities:
Borrowings on long-term debt	1,808,743	1,718,769
Payments on long-term debt	(1,690,254)	(1,962,730)
Repurchases and retirements of common stock	(103,911)	(58,483)
Proceeds from the issuance of preferred stock, net of issuance costs	99,800	191,677
Settlement of tax-withholding obligation on stock-based compensation	(3,720)	(4,339)
Net contributions from noncontrolling interests	74,554	56,136
Net cash provided by (used in) financing activities	185,212	(58,970)
Effect of exchange rate changes on cash	(16,994)	(11,303)
(Decrease) increase in cash and cash equivalents	(70,747)	23,461
Cash and cash equivalents, beginning of period	197,021	131,477
Cash and cash equivalents, end of period	$126,274	$154,938
Supplemental disclosures:
Cash paid for interest	$9,781	$11,171
Cash paid for income taxes	$7,390	$16,637

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Amendment No. 1 on Form 10-K/A for the year ended December 25, 2015.

 Revenue Recognition

We earn revenue from different types of services performed under various types of contracts, including cost-plus, fixed-price and time-and-materials. We evaluate contractual arrangements to determine how to recognize revenue. We primarily perform engineering and construction related services and recognize revenue for these contracts on the percentage-of-completion method where progress towards completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contract. In making such estimates, judgments are required to evaluate potential variances in schedule, the cost of materials and labor, productivity, subcontractor costs, liability claims, contract disputes, and achievement of contract performance standards. We record the cumulative effect of changes in contract revenue and cost at completion in the period in which the changed estimates are determined to be reliably estimable.

Below is a description of the four basic types of contracts from which we may earn revenue:

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

Fixed-Price Contracts.  Under fixed-price contracts, our clients pay us an agreed amount negotiated in advance for a specified scope of work. For engineering and construction contracts, we recognize revenue on fixed-price contracts using the percentage-of-completion method where direct costs incurred to date are compared to total projected direct costs at contract completion. Prior to completion, our recognized profit margins on any fixed-price contract depend on the accuracy of our estimates and will increase to the extent that our actual costs are below the original estimated amounts. Conversely, if our costs exceed these estimates, our profit margins will decrease, and we may realize a loss on a project.  The significance of these estimates varies with the complexity of the underlying project, with our large, fixed-price EPC projects being most significant.

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

For all contract types noted above, change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and when the change order can be estimated. Management evaluates when a change order is probable based upon its experience in negotiating change orders, the customer’s written approval of such changes or separate documentation of change order costs that are identifiable.  Additional contract revenue related to claims is included in total estimated contract revenue when the amount can be reliably estimated, which is typically evidenced by a contract or other evidence providing a legal basis for the claim.

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

Restructuring and Related Charges

We account for costs associated with restructuring activities in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 420, Exit or Disposal Cost Obligations. An exit activity includes but is not limited to a restructuring, such as a sale or termination of a line of business, the closure of business activities in a particular location, the relocation of business activities from one location to another, changes in management structure, and a fundamental reorganization that affects the nature and focus of operations. The Company recognizes a current and long-term liability, within other accrued liabilities and other long term liabilities, respectively, and the related expense, within general and administration expense, for restructuring costs when the liability is incurred and can be measured. Restructuring accruals are based upon management estimates at the time they are recorded and can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. Nonretirement postemployment benefits offered as special termination benefits to employees, such as a voluntary early retirement program, are recognized as a liability and a loss when the employee accepts the offer and the amount can be reasonably estimated in accordance with ASC Topic 712, Compensation-Nonretirement Postemployment Benefits.

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

Retirement and Tax-Deferred Savings Plan

The Retirement and Tax Deferred Savings Plan is a retirement plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement. In September 2012, our Board of Directors approved the CH2M HILL Companies, Ltd. Amended and Restated 401(k) Plan which became effective January 1, 2013 (“401(k) Plan”). Effective January 1, 2016, the 401(k) Plan allows for matching contributions up to 58.33% of the first 6% of elective deferrals up to 6% of the employee’s quarterly base compensation, although specific subsidiaries may have different limits on employer matching. The matching contributions may be made in both cash and/or stock.  Expenses related to matching contributions made in common stock for the 401(k) Plan for the three and nine months ended September 30, 2016 were $8.3 million and $21.3 million, respectively, compared to $3.8 million and $16.3 million for the three and nine months ended September 25, 2015.

Recently Adopted Accounting Standards

In October 2016, the FASB issued Accounting Standard Update ("ASU") 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This standard amends the guidance issued with ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis in order to make it less likely that a single decision maker would individually meet the characteristics to be the primary beneficiary of a Variable Interest Entity ("VIE"). When a decision maker or service provider considers indirect interests held through related parties under common control, they perform two steps. The second step was amended with this ASU to say that the decision maker should consider interests held by these related parties on a proportionate basis when determining the primary beneficiary of the VIE rather than in their entirety as was called for in the previous guidance. This ASU will be effective for fiscal years beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of the adoption of this ASU on our financial position and results of operations.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU was issued with the objective to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new standard will require companies to recognize the income tax consequences of an intra-entity transfer of non-inventory asset when the transfer occurs. This ASU will be effective for fiscal years beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our financial position and results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance for eight specific changes with respect to how certain cash receipts and cash payments are classified within the statement of cash flows in order to reduce existing diversity in practice. This ASU will be effective for fiscal years beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impacts the adoption of this standard will have on our consolidated statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payments Accounting. During the three months ended September 30, 2016, the Company elected to early adopt ASU 2016-09 with an effective date of December 26, 2015. As a result, for the nine months ended September 30, 2016, the Company recognized the excess tax benefit of $3.1 million within income tax benefit on the consolidated statements of operations, adopted prospectively, and previously unrecognized excess tax benefits of $11.1 million resulted in a cumulative-effect adjustment to retained earnings. The adoption did not impact the existing classification of awards. Excess tax benefits from stock-based compensation of $3.9 million for the nine months ended September 25, 2015 was restated into cash flows from operating activities from cash flows from financing activity. Additionally, adopted retrospectively, the Company reclassified $3.7 million and $4.3 million of employee withholding taxes paid from operating activities into financing activities for the nine months ended September 30, 2016 and September 25, 2015, respectively.  Following the adoption of the standard, the Company elected to continue estimating the number of awards expected to be forfeited and adjust its estimate on an ongoing basis.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments issued with this ASU require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update. This ASU will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, with early adoption permitted. We believe this standard’s impact on CH2M will be limited to equity securities currently accounted for under the cost method of accounting, which as of September 30, 2016 are valued at $3.5 million within investments in unconsolidated affiliates on the consolidated balance sheet. We do not expect the adoption of this standard to have a material impact on our consolidated statements of operations.

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

(2) Changes in Project-Related Estimates

We have a fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States.    The project is approximately two thirds complete.  During the three and nine months ended September 25, 2015, we experienced unforeseen and unexpected cost growth resulting in charges to operations totaling $2.5 million and $74.1 million, respectively.  The cost growth was primarily caused by design changes for a water main relocation, the discovery of extremely hard and abrasive rock during construction, differing site conditions, unidentified and mismarked utilities, client requested changes, labor supply challenges in the construction market, lower than expected labor productivity, and severe adverse weather delays.

During the second quarter of 2016, we estimated further cost growth in the amount of $60.0 million as a result of a review of the covered scope of contracts, survey engineering and design challenges, rework of previously installed work and client-caused delays, including limited daytime access to portions of the site, the sum of which resulted in increased material quantities and work and schedule extensions.  We also had severe weather including record rainfall, and production shortfalls resulting from differing site conditions and engineering rework.  Additionally, during the three months ended September 30, 2016, we estimated additional cost growth of $65.6 million due to continued survey engineering and design challenges, additional rework, greater than expected subcontractor costs, subcontracting work previously planned to be self-performed, delivery schedule extensions (which increased the overall estimated costs for labor and expenses), greater than expected construction material expenditures, and additional weather delays.

CH2M is seeking resolution of outstanding change orders and claims through a combination of submissions to the Disputes Board under the terms of the contract and direct negotiations with the client.  Change orders and claims totaling approximately $84.0 million have been submitted to the client.  We have received favorable, non-binding recommendations from the Disputes Board on some of the claims.  We have not been able to reach a mutual resolution with the client on these claims or the other change orders submitted.  CH2M will continue to aggressively pursue its entitlements based on claims and change orders, including litigation if it cannot reach resolution with the client.  Accordingly, we cannot currently estimate the timing or amounts of recoveries or costs that may be achieved or incurred through these resolution processes, and as such, we have not included any recoveries from these change orders and claims in our current estimated costs to complete.

While management believes that it has recorded an appropriate provision to complete the project, we may incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss.  These possible cost increases include extensions of the schedule to complete the job, lower than expected productivity levels, and performance issues with our subcontractors.  These potential changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.

Within our Power EPC segment, we are involved in a fixed-price EPC project in Australia through a consolidated joint venture partnership with an Australian construction contractor and a major U.S.-based gas power technology manufacturer (the “Consortium”) to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia.  As of September 30, 2016, the total contract value of the joint venture project was approximately $550.8 million, and the project was approximately 75% complete based on costs incurred to date, with engineering and procurement substantially complete and construction and commissioning activities ongoing. Due to a variety of issues related to the scope of work, the joint venture experienced project losses in 2014, of which our portion of the loss was $140.0 million.  In 2015, the Consortium reached agreement with the client to settle certain claims to recover costs and extend the amount of time allowed to complete interim delivery milestones for the project.  At that time, the total estimated costs to complete the project were reviewed by the project team and increased to reflect the agreed upon schedule and deliverables of the job.  These revisions to the expected project costs largely offset the cost recoveries received from the settlement, and as a result we did not make a change to the loss provision in 2015.

During the second quarter of 2016, the client advised it was unable to meet various obligations in line with the program schedule as required under the terms of the contract.  These delays, other client-driven factors, and related lower than expected construction labor productivity rates were the primary drivers that resulted in the joint venture recognizing a charge to operations of $190.5 million in the second quarter of 2016.  Our portion of the increased project costs was $95.3 million.  As of the end of the third quarter of 2016, the client is unable to confirm the timing of its deliverables under the terms of the contract including the supply of feed gas, plant utilities and electrical power loads.  As a result, it is now anticipated the project completion date will be delayed into the second half of 2018, thus significantly increasing the costs estimated to complete the project.  Additionally, forecasted productivity levels that were assumed for construction completion have not been achieved, primarily as a result of client delays and disruptions, also increasing our total estimated costs to complete.  As a result of these factors and inclusive of estimated anticipated further disruptions and inefficiencies, the joint venture recognized an additional $111.0 million charge to operations in the third quarter of 2016, of which our portion was $58.8 million.  To mitigate cost increases due to these changed conditions, as well as to better align resources with the anticipated timing of completion, the joint venture has recently reduced the on-site workforce while simultaneously working with the client to agree upon revisions to the project schedule.

To date, the joint venture has submitted a significant amount of change orders and claims to the client for recoveries and will continue to aggressively pursue recovery of costs and schedule relief to which we are entitled.  The amount of any recoveries is currently unknown and will be subject to negotiations or a formal dispute processes, and therefore the estimated loss provision does not assume any cost recovery assumptions at this time.

While management believes the current estimated costs to complete the project represent the best estimate at this time, there is a significant amount of work that still needs to be performed on the project before achieving substantial completion.  Any additional delays that the project could experience or disruptions not currently anticipated in the forecast at this time will likely result in additional cost growth.  Significant estimates are required to be made surrounding construction productivity rates and the duration of the scheduled construction activities.  These amounts are based on the project team’s best estimates with the information that is available but can differ materially when the activities are executed.  In addition, any unforeseen issues arising from testing and commissioning activities or unanticipated costs during the warranty period could adversely affect the project.  Thus, there can be no assurance that additional cost growth will not occur.  Any additional changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.

All reserves for project related losses for these projects as well as other immaterial loss projects are included in other accrued liabilities and totaled $223.0 million and $152.6 million as of September 30, 2016 and December 25, 2015, respectively.  Of the amounts included in the September 30, 2016 and December 25, 2015 balances, $60.8 million and $44.4 million, respectively, relate to accrued project losses attributable to, and payable by, a noncontrolling joint venture partner.

(3) Segment Information

In the first quarter of 2016, we implemented certain organizational changes, including the reorganization of our internal reporting structure to better facilitate our strategy for growth and operational efficiency.  In connection with this refinement, we have discontinued our former Industrial and Urban Environments (“IUE”) business group as a standalone unit, and we have combined its industrial and advanced technology business with our Oil, Gas and Chemicals business group to form the Energy and Industrial business group.  Additionally, our urban environments and sports business which was formerly within IUE has been combined with our Water business group.  Our Power EPC business continues to be monitored as a separate operating segment as we exit the fixed-price Power EPC business.  As a result of this reorganization, we have identified our four business groups, which include Energy and Industrial, Environment and Nuclear, Transportation, and Water, as well as our Power EPC business as reportable operating segments.

Certain financial information relating to the three and nine months ended September 30, 2016 and September 25, 2015 for each segment is provided below.  Costs for corporate general and administrative expenses, restructuring costs and amortization expense related to intangible assets have been allocated to each segment based on the estimated benefits provided by corporate functions.  This allocation is primarily based upon metrics that reflect the proportionate volume of project-related activity and employee labor costs within each segment.  Additionally, during the third quarter of 2016, an Environment and Nuclear consolidated joint venture consulting project in Canada eliminated a previously existing one-month reporting lag, which had been required to achieve a timely consolidation.  As a result of this change, revenue and direct cost of services each included an additional $51.7 million for the three and nine months ended September 30, 2016, respectively.  There was no impact to our operating loss for the three and nine months ended September 30, 2016.  Prior year amounts have been revised to conform to the current year presentation.

	Three Months Ended September 30, 2016			Three Months Ended September 25, 2015
	Gross	Equity in	Operating	Gross	Equity in	Operating
($ in thousands)	Revenue	Earnings	Income (Loss)	Revenue	Earnings	Income (Loss)
Energy and Industrial	$211,056	$3,004	$(2,574)	$288,877	$792	$5,028
Environment and Nuclear	558,654	5,486	28,557	421,860	9,174	20,739
Transportation	234,509	3,114	(57,996)	250,497	2,563	5,237
Water	298,390	15,273	30,957	342,744	2,361	24,804
Power EPC	(23,379)	—	(107,294)	61,208	—	8,014
Total	$1,279,230	$26,877	$(108,350)	$1,365,186	$14,890	$63,822

	Nine Months Ended September 30, 2016			Nine Months Ended September 25, 2015
	Gross	Equity in	Operating	Gross	Equity in	Operating
($ in thousands)	Revenue	Earnings	Income (Loss)	Revenue	Earnings	Income (Loss)
Energy and Industrial	$673,073	$3,804	$2,212	$880,757	$1,624	$25,438
Environment and Nuclear	1,604,634	16,447	68,343	1,177,061	23,850	61,642
Transportation	705,179	7,878	(114,466)	722,202	6,579	(49,842)
Water	897,698	16,518	70,872	1,036,965	4,855	73,716
Power EPC	(7,663)	—	(299,565)	132,335	—	5,116
Total	$3,872,921	$44,647	$(272,604)	$3,949,320	$36,908	$116,070

During the third quarter of 2016, the Company began the process of assessing and modifying its current operating structure to more fully align global operations with the Company’s client-centric strategy and to streamline its delivery model to achieve higher levels of profitable growth.  The transformation is currently in process and is expected to be fully communicated and operational in the first quarter of 2017.  We expect to revise our segments in 2017 as a result of the modified operating structure.

(4) Stockholders’ Equity

The changes in stockholders’ equity for the nine months ended September 30, 2016 are as follows:

	Common	Preferred
(in thousands)	Shares	Shares	Amount
Stockholders’ equity, December 25, 2015	26,283	3,214	$377,331
Cumulative retained earnings adjustment related to adoption of ASU 2016-09			11,078
Restated stockholders’ equity, December 26, 2015	26,283	3,214	388,409
Shares purchased and retired	(1,691)	—	(103,911)
Shares issued in connection with stock-based compensation and employee benefit plans	440	—	28,952
Series A Preferred Stock, net of issuance costs	—	1,608	99,800
Net loss attributable to CH2M	—	—	(21,530)
Other comprehensive income, net of tax	—	—	(10,466)
Loss attributable to noncontrolling interests	—	—	(142,585)
Acquisition of controlling interest in joint venture	—	—	6,057
Investment in affiliates, net	—	—	74,554
Stockholders’ equity, September 30, 2016	25,032	4,822	$319,280

Preferred Stock

As of September 30, 2016, the Company had 50,000,000 shares of preferred stock, $0.01 par value, authorized.  On June 22, 2015, the Company designated 10,000,000 shares as Series A Preferred Stock with an original issue price of $62.22 under the Certificate of Designation.  On June 24, 2015, the Company sold and issued an aggregate of 3,214,400 shares of Series A Preferred Stock for an aggregate purchase price of $200.0 million in a private placement to a subsidiary owned by investment funds affiliated with Apollo Global Management, LLC (together with its subsidiaries, “Apollo”). Total proceeds from the preferred stock offering were $191.7 million, net of issuance costs of $8.3 million. The sale occurred in connection with the initial closing pursuant to the Subscription Agreement entered into by the Company and Apollo on May 27, 2015 (“Subscription Agreement”).  On April 11, 2016, Apollo purchased an additional 1,607,200 shares of Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million in a second closing subject to the conditions within the Subscription Agreement. Total proceeds from the preferred stock offering were $99.8 million, net of issuance costs of $0.2 million.

Under our agreement with Apollo, the maximum consolidated leverage ratio is 3.00x for 2016 and beyond, consistent with our Third Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”).  As of September 30, 2016, we were in compliance with this covenant.  Management continually assesses its potential future compliance with the consolidated leverage ratio covenant based on estimates of future earnings and cash flows. If there is an expected possibility on non-compliance, we will discuss possibilities with Apollo to modify the covenant consistent with discussions with the Company’s lenders or utilize other means of capitalizing the Company to anticipate or remedy any non-compliance. The expected cash outflows required to fund the project losses discussed in Note 2 – Changes in Project-Related Estimates and the related impact on earnings will put a financial strain on the Company that may require an amendment or other remedies to be pursued by management if certain earnings estimates or cash flow improvement initiatives are not achieved or if required to facilitate restructuring plans.

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

Dividends accruing on shares of Series A Preferred Stock prior to the Fifth Anniversary are not paid in cash or in kind but are added to the liquidation preference of the Series A Preferred Stock.  After the Fifth Anniversary, dividends shall continue to accrue on shares of Series A Preferred Stock and will be payable in cash at the election of the Board.  However, if after the Fifth Anniversary there is a failure of the stockholders to approve certain other actions to facilitate an initial public offering as well as a failure to approve a sale of the Company, dividends accrued on shares of Series A Preferred Stock will be payable in cash or in kind at the election of the holders of a majority of the outstanding shares of Series A Preferred Stock.  Additionally, if the Company declares certain dividends on the common stock, the Company is required to declare and pay a dividend on the outstanding shares of Series A Preferred Stock on a pro rata basis with the common stock, determined on an as-converted basis.

Liquidation Preference.  In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or any other transaction deemed a liquidation event pursuant to the Certificate of Designation for the Series A Preferred Stock (including a sale of the Company), each holder of outstanding shares of Series A Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to stockholders before any payment may be made to the holders of common stock.  Each holder would receive an amount equal to the number of outstanding Series A Preferred Stock shares held multiplied by $62.22 plus either accrued and unpaid dividends on such shares or, if the liquidation event occurs before the Fifth Anniversary, an amount equal to all dividends that would have been accrued during the period from the date of issuance through the Fifth Anniversary, and any other dividends declared on such shares.  However, if the amount that the holders of Series A Preferred Stock would have received if all outstanding shares of Series A Preferred Stock had been converted into common stock immediately prior to the liquidation event exceeded the amount discussed previously, the holders of Series A Preferred Stock will receive the greater amount.

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

Mandatory conversion of the Series A Preferred Stock to common stock will occur immediately prior to the closing of any firm-commitment, underwritten public offering of the Company in which the aggregate proceeds to the Company exceed $200.0 million, before deduction of underwriters’ discounts and commissions, provided that the common stock is then listed on the New York Stock Exchange, its NYSE Mkt or the Nasdaq Stock Market (or any successor exchange) and provided that the Company sells on a primary basis in such offering at least certain required amounts of shares.  All outstanding Series A Preferred Stock, accrued and unpaid dividends accrued on such shares, or, in the event that the public offering occurs before the Fifth Anniversary, dividends that would have accrued during the period from the date of issuance through the Fifth Anniversary, as well as dividends declared and unpaid would be converted at the effective conversion price automatically.  Or, all outstanding shares of Series A Preferred Stock, plus accrued and unpaid dividends, and dividends declared and unpaid will automatically be converted into shares of common stock upon written notice delivered to the Company by the holders of at least a majority of the then outstanding shares of Series A Preferred Stock.

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

The table below presents the reconciliations of basic and diluted EPS for the three and nine months ended September 30, 2016 and September 25, 2015.  The reconciliations of basic and diluted EPS for the three and nine months ended September 25, 2015 have been restated to conform to the two-class method and presentation as shown below:

	Three Months Ended		Nine Months Ended
	September 30,	September 25,	September 30,	September 25,
(in thousands, except per share amounts)	2016	2015	2016	2015
Numerator - basic and diluted:
Net (loss) income	$(33,649)	$48,505	$(164,115)	$79,116
Less: loss (income) attributable to noncontrolling interests	49,582	(9,060)	142,585	(12,423)
Net income attributable to CH2M	15,933	39,445	(21,530)	66,693
Less: accrued dividends attributable to preferred stockholders	3,891	2,501	10,067	2,556
Less: income allocated to preferred stockholders - basic	1,984	3,913	—	2,502
Income (loss) available to common stockholders - basic and diluted	$10,058	$33,031	$(31,597)	$61,635

Denominators:
Weighted-average common shares outstanding - basic	25,357	27,140	25,817	27,281
Dilutive effect of common stock equivalents	32	59	—	16
Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	25,389	27,199	25,817	27,297

Basic net (loss) income per common share	$0.40	$1.22	$(1.22)	$2.26
Diluted net (loss) income per common share	$0.40	$1.22	$(1.22)	$2.26

Due to the existence of a net loss available to common shareholders for the nine months ended September 30, 2016, basic and diluted EPS were the same as the effect of potentially dilutive common stock equivalents, including options to purchase 2.6 million of common stock and 5.1 million shares of preferred stock and accumulated preferred stock dividends, would have been antidilutive.  For the three and nine months ended September 25, 2015, options to purchase 1.0 million shares of common stock were excluded from the diluted EPS calculation because including them would have been antidilutive.

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

Our financial statements include the accounts of our joint ventures when the joint ventures are variable interest entities (“VIE”) and we are the primary beneficiary or those joint ventures that are not VIEs yet we have a controlling interest. We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a VIE. A qualitative assessment begins with an understanding of the nature of the risks associated with the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination is made of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Most of the VIEs with which our Company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. As of September 30, 2016 and December 25, 2015, total assets of VIEs that were consolidated were $415.6 million and $224.6 million, respectively, and liabilities were $552.0 million and $289.3 million, respectively.  These assets and liabilities consist almost entirely of working capital accounts associated with the performance of an Australian fixed-price Power EPC project being executed through a consolidated joint venture partnership and an Environment and Nuclear consolidated joint venture consulting project in Canada.

In determining whether we have a controlling interest in a joint venture that is not a VIE and the requirement to consolidate the accounts of the entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partnership/members.

We held investments in unconsolidated VIEs and equity method investments of $73.5 million and $84.3 million at September 30, 2016 and December 25, 2015, respectively. Our proportionate share of net income or loss as well as gains or losses resulting from changes in fair value of equity method investments due to acquisitions and disposals is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of operations.  In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus our portion of the entities’ undistributed earnings. We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities. These services are billed to the joint ventures in accordance with the provisions of the agreements.

As of September 30, 2016 and December 25, 2015, the total assets of VIEs that were not consolidated were $372.9 million and $389.6 million, respectively, and total liabilities were $297.1 million and $304.9 million, respectively.  These assets and liabilities consist almost entirely of working capital accounts associated with the performance of single contracts. The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

(7) Goodwill and Intangible Assets

On September 6, 2016, we acquired a controlling interest in one of our joint ventures for consideration of $6.3 million, $2.1 million net of cash acquired, resulting in a gain of $15.0 million on the fair value remeasurement of the original equity method investment recorded in equity in earnings of joint ventures and affiliated companies and $31.3 million of goodwill as shown below.  We are currently in the process of finalizing the initial purchase price allocation for the acquisition. The following table presents the changes in goodwill by segment, excluding segments to which no goodwill is associated, during the nine months ended September 30, 2016:

($ in thousands)	Environment and Nuclear	Energy and Industrial	Transportation	Water	Consolidated Total
Balance as of December 25, 2015	$64,764	$93,242	$281,520	$71,459	$510,985
Acquisitions	—	5,003	2,814	23,449	31,266
Foreign currency translation	(1,230)	—	(33,252)	(8,405)	(42,887)
Balance as of September 30, 2016	$63,534	$98,245	$251,082	$86,503	$499,364

The following table presents the changes in intangible assets by segment, excluding segments to which no intangible assets are associated, during the nine months ended September 30, 2016:

($ in thousands)	Environment and Nuclear	Transportation	Water	Consolidated Total
Balance as of December 25, 2015	$30,096	$22,731	$6,184	$59,011
Amortization	(3,489)	(8,148)	(2,287)	(13,924)
Foreign currency translation	1,399	(1,955)	(620)	(1,176)
Balance as of September 30, 2016	$28,006	$12,628	$3,277	$43,911

Intangible assets with finite lives consist of the following:

		Accumulated	Net finite-lived
($ in thousands)	Cost	Amortization	intangible assets
September 30, 2016
Customer relationships	$178,492	$(134,581)	$43,911
Tradename	4,044	(4,044)	-
Total finite-lived intangible assets	$182,536	$(138,625)	$43,911
December 25, 2015
Customer relationships	$187,580	$(128,655)	$58,925
Tradename	4,499	(4,413)	86
Total finite-lived intangible assets	$192,079	$(133,068)	$59,011

All intangible assets are being amortized over their expected lives of between two years and ten years.  The amortization expense reflected in the consolidated statements of operations for the three months ended September 30, 2016 and September 25, 2015 totaled $4.4 million and $6.2 million, respectively, and $13.9 million and $19.7 million for the nine months ended September 30, 2016 and September 25, 2015, respectively. All intangible assets are expected to be fully amortized in 2024.

At September 30, 2016, the future estimated amortization expense related to these intangible assets is:

Amortization
($ in thousands)	Expense
2016 (three months remaining)	$4,374
2017	16,333
2018	4,313
2019	3,580
2020	3,580
2021	3,580
Thereafter	8,151
$43,911

(8) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30,	December 25,
($ in thousands)	2016	2015
Land	$5,021	$5,021
Building and land improvements	106,959	67,631
Furniture and fixtures	27,356	25,332
Computer and office equipment	166,490	158,399
Field equipment	134,594	138,721
Leasehold improvements	79,184	65,734
	519,604	460,838
Less: Accumulated depreciation	(265,549)	(257,172)
Net property, plant and equipment	$254,055	$203,666

Depreciation expense reflected in the consolidated statements of operations was $10.9 million and $11.1 million for the three months ended September 30, 2016 and September 25, 2015, respectively, and $33.9 million and $35.9 million for the nine months ended September 30, 2016 and September 25, 2015, respectively.

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

	September 30, 2016		December 25, 2015
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Equipment financing	$8,674	$8,258	$8,594	$8,056
Note payable by consolidated joint venture	$2,533	$2,297	$—	—

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are typically based upon Level 2 inputs including third-party quotes. At September 30, 2016, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond one year. As of September 30, 2016,  we had $0.1 million of derivative assets. We had an insignificant amount of derivative assets as of December 25, 2015.  The unrealized and realized gains and losses due to changes in derivative fair values included in selling, general and administrative expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 25,	September 30,	September 25,
(in thousands)	2016	2015	2016	2015
Unrealized gain from changes in derivative fair values	$46	$1,001	$223	$220
Realized loss from changes in derivative fair values	$(2,262)	$(6,445)	$(5,038)	$(10,473)

(10) Line of Credit and Long-Term Debt

On September 30, 2016, we entered into a Third Amendment to our Second Amended and Restated Credit Agreement (“Amended Credit Agreement”), to provide us with additional financial and operational flexibility, particularly by modifying the definition of consolidated adjusted EBITDA to allow for the exclusion of expected cash restructuring charges and cash payments on the project losses attributable to ongoing fixed-price contacts for purposes of determining the consolidated leverage ratio.  In addition, the Amended Credit Agreement lowered our maximum available revolving credit facility to $925.0 million from $1.1 billion.  The credit facility matures on March 28, 2019 and includes a subfacility for the issuance of standby letters of credit up to $500.0 million, a subfacility of up to $300.0 million for multicurrency borrowings, and a subfacility of up to $50.0 million for swingline loans. Under the terms of the Amended Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed by up to $200.0 million. Other technical and operating changes to the Amended Credit Agreement specifically achieved the following:

•	Increased the margins used to determine the interest rates of revolving loans under the Amended Credit Agreement and the commitment fees payable by CH2M;
•

Limited the amount CH2M may spend to repurchase its common stock in connection with its employee stock ownership program up to $75.0 million during the three quarter period ending March 31, 2017 and, thereafter, up to $100.0 million during a rolling four quarter period less the amount of any legally required repurchases of common stock held in benefit plans;

•

Limited CH2M’s ability to pay cash dividends on preferred stock until no more than 10% of our consolidated adjusted EBITDA consists of the cash and non-cash charges related to restructuring charges and project costs and losses in any rolling four quarter period and subject to minimum pro forma leverage ratio;

•	Disallows the use of proceeds from asset sales to repurchase common or preferred stock; and,
•	Granted security interests to the lenders in substantially all of the assets of CH2M and CH2M’s subsidiaries, subject to certain carve-outs.

All other terms of the Amended Credit Agreement are consistent with those of the previous amended credit agreement entered into on March 30, 2015, and are disclosed in the Annual Report on Amendment No. 1 on Form 10-K/A for the year ended December 25, 2015. The Amended Credit Agreement contains customary representations, warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, and dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type.

On January 10, 2017, we received from the lenders under the Amended Credit Agreement, a waiver of compliance with respect to the certifications to the lenders relating to our unaudited consolidated financial statements as of and for the quarters ended June 26, 2015, September 25, 2015 and December 25, 2015 and to the determination that a material weakness exists in our internal controls over financial accounting.  The waiver ensures that no event of default exists under the Amended Credit Agreement as a result of the restatement, and we may request the issuance of new loan advances and letters of credit under the Amended Credit Agreement in accordance with its terms.

As of September 30, 2016, we were in compliance with the covenants required by the Amended Credit Agreement.  Management continually assesses its potential future compliance with the Amended Credit Agreement covenants based upon estimates of future earnings and cash flows.  If there is an expected possibility of non-compliance, we will discuss possibilities with the Company’s lenders or utilize other means of capitalizing the Company to anticipate or remedy any non-compliance.  The expected cash outflows required to fund the project losses discussed in Note 2 – Changes in Project-Related Estimates and the related impact on earnings will put a financial strain on the Company that may require an amendment or other remedies to be pursued by management if certain earnings estimates or cash flow improvement initiatives are not achieved or if required to facilitate restructuring plans.

Our nonrecourse and other long-term debt consist of the following:

	September 30,	December 25,
($ in thousands)	2016	2015
Revolving Credit Facility, average rate of interest of 3.4%	$411,274	$292,783
Equipment financing, due in monthly installments to September 2021, secured by equipment. These notes bear interest ranging from 0.22% to 3.29%	8,674	8,594
Note payable by consolidated joint venture, due July 2019. This note bears interest at 6-month LIBOR plus 2.5%	2,533	—
Other notes payable	212	285
Total debt	422,693	301,662
Less: current portion of debt	2,224	2,069
Total long-term portion of debt	$420,469	$299,593

At September 30, 2016 and December 25, 2015, company-wide issued and outstanding letters of credit and bank guarantee facilities were $132.2 million and $145.5 million, respectively.  The remaining unused borrowing capacity under the Credit Facility was $194.3 million as of September 30, 2016.

(11) Income Taxes

After adjusting for the impact of loss attributable to noncontrolling interests, the effective tax rate on the loss attributable to CH2M for the nine months ended September 30, 2016 was 84.6% compared to 27.8% on the profit for the same period in the prior year and for the loss attributable to the three months ended September 30, 2016 was 125.5% compared to 23.8% for the profit for the same period in the prior year.  The effective tax rate attributable to CH2M for the three and nine months ended September 30, 2016 was higher compared to the same periods in the prior year primarily due to the favorable impacts associated with the release of the valuation allowances for pension and net operating loss deferred tax assets due the reduction in our pension liabilities resulting from the renegotiation of pension agreements and implementation of a new transfer pricing policy.  Our effective tax rate continues to be negatively impacted by the effect of non-deductible foreign net operating losses and the disallowed portions of meals and entertainment expenses.

CH2M is required to record all deferred tax assets or liabilities for temporary differences, net operating loss carryforwards, and tax credit carryforwards.  A deferred tax asset valuation allowance is established when it is more likely than not that all or some portion of the deferred tax assets will not be realized in future periods.  Halcrow Group Limited (“HGL”), a subsidiary of CH2M, has substantial deferred tax assets, primarily related to the Halcrow Pension Scheme (“HPS), a defined benefit plan sponsored by HGL.  These deferred tax assets represent future deductions available to HGL.  When HGL was acquired in 2011, it was determined a full valuation allowance was required on these assets as there was uncertainty regarding the ability to realize these assets in the future.  On October 4, 2016, HGL effected a transaction to restructure the benefits provided to members of the HPS, and, as a result, we expect a reduction in our overall pension liability and related future funding obligations.  For additional information regarding the Halcrow Pension Scheme and changes to the defined benefit plan effective October 4, 2016, refer to Note 15 – Subsequent Events.  Consequently, we believe that the deferred tax assets of HGL will now more likely than not be realized at some point in the future.  Therefore, we removed the valuation allowance, generating a benefit of approximately $46.1 million in the third quarter of 2016.

During the three months ended September 30, 2016, the Company elected to early adopt ASU 2016-09 with an effective date of December 26, 2015.  Accordingly, the Company recognized $3.1 million of tax benefit. This in addition to the previously unrecognized excess tax benefits of $11.1 million, which resulted in a cumulative-effect adjustment to retained earnings.

Estimated undistributed earnings of our foreign subsidiaries amounted to approximately $471.4 million and $341.8 million at September 30, 2016 and December 25, 2015, respectively. These earnings are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. Determining the tax liability that would arise if these earnings were repatriated is not practical.

As of September 30, 2016 and December 25, 2015, we had $53.9 million and $38.5 million, respectively, recorded as a liability for uncertain tax positions.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense or benefit.  Included in the amounts discussed above are approximately $3.2 million and $3.0 million of accrued interest and penalties related to uncertain tax positions, as of September 30, 2016 and December 25, 2015, respectively.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, United Kingdom and Canada. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities in major tax jurisdictions for years before 2008.

(12) Restructuring and Related Charges

2016 Restructuring Plan. During the third quarter of 2016, the Company began a process to review the structure and resources within its business segments and formulate a restructuring plan to more fully align global operations with the Company’s client-centric strategy, including a simplified organization structure and streamlined delivery model to achieve higher levels of profitable growth (“2016 Restructuring Plan”). The anticipated restructuring activities include such items as workforce reductions and facilities consolidations.  During the three and nine months ended September 30, 2016, we incurred $4.4 million of costs for these restructuring activities related to the 2016 Restructuring Plan, which have been included in general and administration expense on the consolidated statements of operations.  Overall, we expect to incur up to approximately $50.0 million to $70.0 million in total restructuring charges under the 2016 Restructuring Plan, primarily related to employee severance and termination benefits and facilities consolidation costs.  We expect the 2016 Restructuring Plan to be completed by the end of the first half of 2017 and to result in aggregate annual cost savings of approximately $90.0 million to $100.0 million.

2014 Restructuring Plan. In September 2014, the Company commenced certain restructuring activities in order to achieve important business objectives, including reducing overhead costs, improving efficiency, and reducing risk (“2014 Restructuring Plan”). These restructuring activities, which continued into 2015, included such items as a voluntary retirement program, workforce reductions, facilities consolidations and closures, and evaluation of certain lines of business.  During the three and nine months ended September 25, 2015, we incurred $8.2 million and $25.8 million of costs, respectively, for these restructuring activities, which have been included in selling, general and administration expense on the consolidated statements of operations.  The restructuring activities under the 2014 Restructuring Plan were substantially complete as of December 25, 2015.

The changes in the provision for the restructuring activities for the nine months ended September 30, 2016 are as follows:

	2014 Restructuring Plan			2016 Restructuring Plan
($ in thousands)	Employee Severance and Termination Benefits	Facilities Cost	Other	Employee Severance and Termination Benefits	Other	Consolidated Total
Balance, December 25, 2015	$8,003	$23,383	$970	$—	$—	$32,356
Provision	—	—	—	3,434	987	4,421
Cash payments	(6,235)	(5,719)	(970)	(3,434)	(987)	(17,345)
Balance, September 30, 2016	$1,768	$17,664	$—	$—	$—	$19,432

The remaining provisions for employee severance and termination benefits will be paid primarily over the next twelve months, and accruals for facilities costs will be paid over the remaining term of the exited leases which extend through 2028.

(13) Defined Benefit Plans and Other Postretirement Benefits

We sponsor several defined benefit pension plans primarily in the United States and the United Kingdom.  In the U.S., we have three noncontributory defined benefit pension plans.  Plan benefits are generally based on years of service and compensation during the span of employment.  Benefits in two of the plans are frozen while one plan remains active, the CH2M HILL OMI Retirement Plan (“OMI Plan”).  During the three months ended September 30, 2016, the Company adopted an amendment to freeze future pay and benefit service accruals beginning in 2017 for non-union participants within the OMI Plan, resulting a gain on curtailment of $4.6 million as shown in the table below.  Additionally, the OMI Plan projected benefit obligation and fair value of plan assets were remeasured as of September 30, 2016, resulting in an increase to the underfunded status of $10.5 million primarily due to the reduced discount rate at September 30, 2016 of 3.80% as compared to the 4.90% as of December 31, 2015.

In the U.K., we assumed several defined benefit plans as part of our acquisition of Halcrow on November 10, 2011, of which the largest is the Halcrow Pension Scheme.  These Halcrow defined benefit plans have been closed to new entrants for many years. The information related to these plans is presented in the Non‑U.S. Pension Plans columns of the tables below.  For additional information regarding the Halcrow Pension Scheme and changes to the defined benefit plan effective October 4, 2016, refer to Note 15 – Subsequent Events.

The components of the net periodic pension (income) expense for the three and nine months ended September 30, 2016 and September 25, 2015 are detailed below:

	Three Months Ended
	September 30, 2016		September 25, 2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
($ in thousands)	Pension Plans	Pension Plans	Pension Plans	Pension Plans
Service cost	$672	$1,349	$862	$888
Interest cost	2,955	9,697	2,811	11,102
Expected return on plan assets	(2,921)	(8,137)	(3,312)	(7,993)
Amortization of prior service credits	(188)	—	(192)	—
Recognized net actuarial loss	1,627	631	1,868	1,002
Gain on curtailment	(4,568)	—	—	—
Net (income) expense included in current income	$(2,423)	$3,540	$2,037	$4,999

	Nine Months Ended
	September 30, 2016		September 25, 2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
($ in thousands)	Pension Plans	Pension Plans	Pension Plans	Pension Plans
Service cost	$2,014	$4,104	$2,588	$2,647
Interest cost	8,863	30,661	8,431	32,901
Expected return on plan assets	(8,763)	(25,773)	(9,936)	(23,680)
Amortization of prior service credits	(564)	—	(574)	—
Recognized net actuarial loss	4,885	2,017	5,598	2,966
Gain on curtailment	(4,568)	—	—	—
Net expense included in current income	$1,867	$11,009	$6,107	$14,834

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

The components of the non-qualified pension benefit expense and postretirement benefit expense for the three and nine months ended September 30, 2016 and September 25, 2015 are detailed below:

	Three Months Ended
	September 30, 2016		September 25, 2015
	Non-Qualified	Postretirement	Non-Qualified	Postretirement
($ in thousands)	Pension Plan	Benefit Plans	Pension Plan	Benefit Plans
Service cost	$—	$207	$—	$241
Interest cost	14	497	14	525
Amortization of prior service (credits) costs	—	(96)	—	(8)
Recognized net actuarial loss (gain)	—	(3)	1	(2)
Net expense included in current income	$14	$605	$15	$756

	Nine Months Ended
	September 30, 2016		September 25, 2015
	Non-Qualified	Postretirement	Non-Qualified	Postretirement
($ in thousands)	Pension Plan	Benefit Plans	Pension Plan	Benefit Plans
Service cost	$—	$619	$—	$725
Interest cost	40	1,491	44	1,573
Amortization of prior service (credits) costs	—	(288)	—	(22)
Recognized net actuarial loss (gain)	—	(9)	1	(6)
Net expense included in current income	$40	$1,813	$45	$2,270

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

Many claims that are currently pending against us are covered by our professional liability insurance after we have exhausted our self-insurance requirement. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of September 30, 2016 and December 25, 2015, accruals for potential estimated claim liabilities were $6.7 million and $11.0 million, respectively.

In 2003, the Municipality of Anchorage, Alaska (“Municipality”) began its Port of Anchorage Intermodal Expansion Project by entering into Memoranda of Understanding with the Maritime Administration (“MarAd”). MarAd contracted with Integrated Concepts and Research Corporation (“ICRC”) to perform certain design and construction-related work on the project. In 2006, ICRC subcontracted certain project design work to PND Engineers, Inc. (“PND”). In 2006, PND subcontracted some limited portions of its work to VECO, Inc. (n/k/a CH2M HILL Alaska, Inc.). During the design phase, PND’s proprietary design, the Open Cell Sheet Pile system (“OCSP”) was recommended as the preferred design alternative on the project. VECO issued two documents, one in 2006 and one in 2007.  On March 8, 2013, the Municipality filed suit against ICRC, PND, and CH2M HILL Alaska, Inc. in the Superior Court for the State of Alaska, Third Judicial District at Anchorage. Four additional parties (GeoEngineers, Inc.; Terracon Consultants, Inc.; Colaska, Inc.; and MKB Constructors) were later added to the litigation. The matter was later transferred to the United States District Court for the District of Alaska. The Municipality alleges the project suffered from design and construction deficiencies. The Municipality’s claims against CH2M HILL Alaska, Inc. ultimately included claims for professional negligence, negligence, and negligent misrepresentation. The Court issued a ruling on October 31, 2016, granting CH2M HILL Alaska, Inc.’s motion for summary judgment as to negligence, negligent misrepresentation, and the portion of the professional negligence claim relating to VECO’s 2007 report.  The Municipality currently claims that its damages against all defendants are approximately $312.0 million. The Municipality has reached settlements with Terracon Consultants, Inc.; Colaska, Inc.; and MKB Constructors.  Trial is scheduled to begin in April 2017. The Municipality has also filed suit against MarAd in the Court of Federal Claims related to the Project. Based on information presently known to management, we intend to vigorously defend the claims brought against us, and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

(15) Subsequent Events

On October 4, 2016, Halcrow Group Limited (“HGL”), a subsidiary of CH2M, effected a transaction to restructure the benefits provided to members of the Halcrow Pension Scheme (“HPS”), a defined benefit plan sponsored by HGL, by providing each member with the option to transfer his or her benefits in the HPS to a new pension scheme, which is also sponsored by HGL (“HPS2”).  Alternatively, members had the option to remain in the HPS which will enter the Pension Protection Fund (“PPF”) under a regulated apportionment arrangement.  The new scheme, HPS2, provides benefits that are better than the compensation that would otherwise be paid by the PPF if a member chose to join the PPF rather than HPS2.  The PPF was created by the United Kingdom Pensions Act 2004 to provide compensation to members of eligible defined benefit pension schemes when an employer of the scheme can no longer support the pension scheme.  A member that transferred to HPS2 received identical benefits to those in the HPS, except that annual increases and revaluation of benefits are reduced to statutory levels.  A pension scheme member that elected to transfer to the new scheme also received a one-time uplift to benefits of either 1.0% or 2.5%.  The Pension Regulator, which is the United Kingdom’s executive body that regulates work-based pension schemes, and the PPF provided necessary regulatory approvals for the transaction to restructure the HPS benefits.

Once the transaction described above became effective on October 4, 2016, HGL ceased to have any further obligations to the HPS. All members who consented to transfer to HPS2 were transferred on October 5, 2016. Members who agreed to transfer to the new scheme account for 96.6% of the HPS’ liabilities and a broadly equivalent proportion of the HPS’ assets have transferred to the new scheme, as well as 20% of HGL’s equity issued as part of the transaction.  It is anticipated that those members who remained in the HPS will begin the process of transferring to the PPF during the fourth quarter of 2016 along with the assets that remain in the HPS, as well as 5% of HGL’s equity issued as part of the transaction.

Additionally, in connection with the transaction, CH2M issued a £50.0 million, approximately $65.0 million as of September 30, 2016, parent company guarantee to support HPS2 and funded £80.0 million, approximately $104.0 million as of September 30, 2016, to be allocated between HPS2 and the PPF based on the proportion of the HPS’ members that transferred to HPS2.

The table below shows the estimated pro forma impact of the transaction as described above to our consolidated balance sheet as if the transaction had been effective as of September 30, 2016:

	As Stated	Pro Forma	Impact of
	September 30,	September 30,	Pension
($ in thousands)	2016	2016	Restructuring
Liabilities:
Long-term employee related liabilities	$530,651	$312,411	$(218,240)
Stockholders’ equity:
Accumulated other comprehensive loss (income)	(285,170)	(163,819)	121,351
Additional paid-in capital	151,295	145,691	(5,604)
Noncontrolling interest	$(96,828)	$(91,181)	$5,647

In addition to the impacts on our consolidated balance sheet, we will incur a $7.6 million loss related to the partial settlement of the defined benefit pension plan for those members of HPS that transferred into the PPF.  Subsequent to the transaction, we expect to have $4.9 million of net periodic pension expense, inclusive of the loss related to the partial settlement, related to the HPS2 for the fourth quarter of 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding our financial condition, changes in financial condition and results of operations as a whole and for each of our operating segments and should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Amendment No. 1 on Form 10-K/A for the year ended December 25, 2015.

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

Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: the continuance of, and funding for certain governmental regulation and enforcement programs which create demand for our services; our ability to attract and perform large, longer-term projects; our ability to insure against or otherwise cover the liability risks inherent in our business including environmental liabilities and professional engineering liabilities; our ability to manage the risks inherent in the government contracting business and the delivery of fixed-price projects; our ability to manage the costs associated with our fixed-price contracts; our ability to manage the risks inherent in international operations, including operations in war and conflict zones; our ability to identify and successfully integrate acquisitions; our ability to attract and retain professional personnel; changes in global business, economic, political and social conditions; intense competition in the global engineering, procurement and construction industry; civil unrest, security issues and other unforeseeable events in countries in which we do business; changes in the level of activity in the oil and gas industry; volatility in global stock markets, currency exchange rate fluctuations, and global economic uncertainty as a result of the June 23, 2016 United Kingdom referendum in which British citizens approved an exit from the European Union (commonly referred to as “Brexit”); our failure to receive anticipated new contract awards; the affects, if any, of U.S. government budget constraints; difficulties or delays incurred in the execution of contracts; additional restructuring charges in future periods; risks inherent to the operations of our internal market; our ability to maintain the liquidity necessary for our operations; possible changes to our capital structure; obligations associated with the issuance of our Series A Preferred Stock; and other risks and uncertainties set forth under Item 1A. Risk Factors in our Annual Report on Amendment No. 1 on Form 10-K/A for the year ended December 25, 2015 and our subsequent Quarterly Reports on Form 10-Q for the quarters ended March 25, 2016 and June 24, 2016, and other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward-looking statements should not be regarded as representation or warranties by the Company that such matters will be realized.

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

Under our agreement with Apollo, the maximum consolidated leverage ratio is 3.00x for 2016 and beyond, consistent with our Amended Credit Agreement.  As of September 30, 2016, we were in compliance with this covenant.  Management continually assesses its potential future compliance with the consolidated leverage ratio covenant based on estimates of future earnings and cash flows. If there is an expected possibility on non-compliance, we will discuss possibilities with Apollo to modify the covenant consistent with discussions with the Company’s lenders or utilize other means of capitalizing the Company to anticipate or remedy any non-compliance. The expected cash outflows required to fund the project losses discussed in Note 2 – Changes in Project-Related Estimates and the related impact on earnings will put a financial strain on the Company that may require an amendment or other remedies to be pursued by management if certain earnings estimates or cash flow improvement initiatives are not achieved or if required to facilitate restructuring plans.

For a summary of the terms and conditions of the Series A Preferred Stock, see Note 4 – Stockholders’ Equity of the consolidated financial statements.

Defined Benefit Plans

During the three months ended September 30, 2016, the Company adopted an amendment for one of our United States defined benefit plans, the CH2M HILL OMI Retirement Plan (“OMI Plan”), to freeze future pay and benefit service accruals beginning in 2017 for non-union participants, resulting a gain on curtailment of $4.6 million.  Additionally, the OMI Plan projected benefit obligation and fair value of plan assets were remeasured as of September 30, 2016, resulting in an increase to the underfunded status of $10.5 million primarily due to the reduced discount rate at September 30, 2016 of 3.80% as compared to the 4.90% as of December 31, 2015.

Subsequent to the three months ended September 30, 2016, Halcrow Group Limited (“HGL”), a subsidiary of CH2M, effected a transaction on October 4, 2016 to restructure the benefits provided to members of the Halcrow Pension Scheme (“HPS”), a defined benefit plan sponsored by HGL, by providing each member with the option to transfer his or her benefits in the HPS to a new pension scheme, which is also sponsored by HGL (“HPS2”).  Alternatively, members had the option to remain in the HPS which will enter the Pension Protection Fund (“PPF”) under a regulated apportionment arrangement.  The new scheme, HPS2, provides benefits that are better than the compensation that would otherwise be paid by the PPF if a member chose to join the PPF rather than HPS2.  The PPF was created by the United Kingdom Pensions Act 2004 to provide compensation to members of eligible defined benefit pension schemes when an employer of the scheme can no longer support the pension scheme.  A member that transferred to HPS2 received identical benefits to those in the HPS, except that annual increases and revaluation of benefits are reduced to statutory levels.  A pension scheme member that elected to transfer to the new scheme also received a one-time uplift to benefits of either 1.0% or 2.5%.  The Pension Regulator, which is the United Kingdom’s executive body that regulates work-based pension schemes, and the PPF provided necessary regulatory approvals for the transaction to restructure the HPS benefits.

Once the transaction described above became effective on October 4, 2016, HGL ceased to have any further obligations to the HPS. All members who consented to transfer to HPS2 were transferred on October 5, 2016. Members who agreed to transfer to the new scheme account for 96.6% of the HPS’ liabilities and a broadly equivalent proportion of the HPS’ assets have transferred to the new scheme, as well as 20% of HGL’s equity issued as part of the transaction.  It is anticipated that those members who remained in the HPS will begin the process of transferring to the PPF during the fourth quarter of 2016 along with the assets that remain in the HPS, as well as 5% of HGL’s equity issued as part of the transaction.

Additionally, in connection with the transaction, CH2M issued a £50.0 million, approximately $65.0 million as of September 30, 2016, parent company guarantee to support HPS2 and funded £80.0 million, approximately $104.0 million as of September 30, 2016, to be allocated between HPS2 and the PPF based on the proportion of the HPS’ members that transferred to HPS2.  As discussed in more detail in the Income Taxes section below, we also removed a HGL valuation allowance, generating a benefit of approximately $46.1 million in the third quarter of 2016.

As a result of the transaction, our overall pension liability is expected to be reduced by approximately $218.2 million, and, we expect to incur a $7.6 million loss related to the partial settlement of the defined benefit pension plan for those members of HPS that transferred into the PPF.  Subsequent to the transaction, we expect to have $4.9 million of net periodic pension expense, inclusive of the loss related to the partial settlement, related to the HPS2 for the fourth quarter of 2016.

2016 Restructuring Plan

During the third quarter of 2016, the Company began a process to review the structure and resources within its business segments and formulate a restructuring plan to more fully align global operations with the Company’s client-centric strategy, including a simplified organization structure and streamlined delivery model to achieve higher levels of profitable growth (“2016 Restructuring Plan”). The anticipated restructuring activities include such items as workforce reductions and facilities consolidations.  During the three and nine months ended September 30, 2016, we incurred $4.4 million of costs for these restructuring activities related to the 2016 Restructuring Plan, which have been included in general and administration expense on the consolidated statements of operations.  Overall, we expect to incur up to approximately $50.0 million to $70.0 million in total restructuring charges under the 2016 Restructuring Plan, primarily related to employee severance and termination benefits and facilities consolidation costs.  We expect the 2016 Restructuring Plan to be completed by the end of the first half of 2017 and to result in aggregate annual cost savings of approximately $90.0 million to $100.0 million.

Summary of Operations

In the first quarter of 2016, we implemented certain organizational changes, including the reorganization of our internal reporting structure to better facilitate our strategy for growth and operational efficiency. In connection with this refinement, we have discontinued our former Industrial and Urban Environments (“IUE”) business group as a standalone unit, and we have combined its industrial and advanced technology business with our Oil, Gas and Chemicals business group to form the Energy and Industrial business group.  Additionally, our urban environments and sports business which was formerly within IUE has been combined with our Water business group.  Our Power EPC business continues to be monitored as a separate operating segment as we exit the fixed-price Power EPC business.  As a result of this reorganization, we have identified our four business groups, which include Energy and Industrial, Environment and Nuclear, Transportation, and Water, as well as our Power EPC business as reportable operating segments.

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

During the third quarter of 2016, the Company began the process of assessing and modifying its current operating structure to more fully align global operations with the Company’s client-centric strategy and to streamline its delivery model to achieve higher levels of profitable growth.  The transformation is currently in process and is expected to be fully communicated and operational in the first quarter of 2017.  We expect to revise our segments in 2017 as a result of the modified operating structure.

Results of Operations for the three months ended September 30, 2016 and September 25, 2015

On a consolidated basis, our gross revenue decreased by $86.0 million and our consolidated operating income decreased $172.2 million for the three months ended September 30, 2016 as compared to September 25, 2015.  The following table summarizes our results of operation by segment for the three months ended September 30, 2016 as compared to the three months ended September 25, 2015:

	Three Months Ended
	September 30, 2016		September 25, 2015		Change
	Gross	Operating	Gross	Operating	Gross	Operating
($ in thousands)	Revenue	Income (Loss)	Revenue	Income (Loss)	Revenue	Income (Loss)
Energy and Industrial	$211,056	$(2,574)	$288,877	$5,028	$(77,821)	$(7,602)
Environment and Nuclear	558,654	28,557	421,860	20,739	136,794	7,818
Transportation	234,509	(57,996)	250,497	5,237	(15,988)	(63,233)
Water	298,390	30,957	342,744	24,804	(44,354)	6,153
Power EPC	(23,379)	(107,294)	61,208	8,014	(84,587)	(115,308)
Total	$1,279,230	$(108,350)	$1,365,186	$63,822	$(85,956)	$(172,172)

Energy and Industrial

Energy and Industrial had a $77.8 million, or 27%, decrease in revenue for the three months ended September 30, 2016 as compared to the three months ended September 25, 2015.  The decline in gross revenue was predominantly caused by reductions in volume and client concessions on direct hire construction, operations and maintenance, program management and professional services projects primarily within the U.S. and Mexico as a result of continued commodity pricing pressures within the oil and gas industry.

Operating income within Energy and Industrial decreased by $7.6 million for the three months ended September 30, 2016 as compared to the three months ended September 25, 2015.  The decrease in operating income was primarily related to the reduction in project volume and client concessions due to the pressures in the oil and gas industry as discussed above.  In addition, selling, general and administrative costs have decreased for the three months ended September 30, 2016 as compared to the three months ended September 25, 2015 due to efficiencies gained from the various restructuring plans and continuing efforts to reduce overhead as well as reduced business development costs consistent with reduced opportunities in the depressed oil and gas industry.

Environment and Nuclear

Environment and Nuclear revenue increased $136.8 million, or 32%, for the three months ended September 30, 2016 as compared to the three months ended September 25, 2015.  Revenue increased by approximately $129.2 million due to a large nuclear project in a consolidated Canadian joint venture which began operations in late 2015.  Of this increase, approximately $51.7 million was a result of the nuclear project eliminating a previously existing one-month reporting lag during the third quarter of 2016, which had been required to achieve a timely consolidation.  This change did not impact Environment and Nuclear operating income for the three months ended September 30, 2016.  The remaining increase in revenue was driven by higher volumes of environmental activity within the U.S federal business sector.

For the three months ended September 30, 2016 as compared to the three months ended September 25, 2015, Environment and Nuclear operating income increased $7.8 million, or 38%.  This increase in operating income was caused by reduced selling, general and administrative costs due to efficiencies gained from the various restructuring plans as well as slight increases in earnings related to the consolidated Canadian joint venture.  Due to market conditions and the overall nature of the work, profit margin on the Canadian joint venture is somewhat lower than on other nuclear projects in the Environment and Nuclear portfolio.  Consequently, operating income was not more significantly impacted by this project.

Transportation

Transportation revenue decreased $16.0 million, or 6%, in the three months ended September 30, 2016 as compared to the three months ended September 25, 2015.  The decrease was primarily caused by lower revenue on our fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States as compared to the same period in the prior year as well as lower revenue in our Middle East Transportation businesses and the negative effects of a weaker British Pound related to our Transportation consulting business in the United Kingdom.  This decrease was partially offset by increased Transportation project volume in Canada.

Transportation operating income decreased $63.2 million for the three months ended September 30, 2016 as compared to the three months ended September 25, 2015.  The decrease was predominantly caused by cost growth resulting in changes in estimated costs of $65.6 million to complete a fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States in the three months ended September 30, 2016 as compared to the $2.5 million cost growth in the three months ended September 25, 2015.  Refer to Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements for additional detail.  While management believes that it has recorded an appropriate provision to complete this project, we may incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss.  These possible cost increases include extensions of the schedule to complete the job, lower than expected productivity levels, and performance issues with our subcontractors.  These potential changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.

Water

Water revenue decreased $44.4 million, or 13%, for the three months ended September 30, 2016 as compared to three months ended September 25, 2015.  Approximately $46.3 million of the decline in revenue was attributable to decreased activity on two design-build-operate contracts for water treatment facilities in the western United States as the projects approach completion and the completion of a program management project in the Middle East.  Additionally, Water revenue declined due to reduced activity on projects related to the oil and gas industry as well as reduced activity on projects in Puerto Rico related to the country’s constrained spending due to its economic challenges. These declines were partially offset by favorable growth in two large flood management programs in the United Kingdom and in the United States.

Water’s operating income increased by $6.2 million, or 25%, in the three months ended September 30, 2016 as compared to the three months ended September 25, 2015. The operating income in the three months ended September 30, 2016 benefited from an increased ratio of high-margin consulting projects to low-margin design-build projects within the Water business portfolio as compared to the three months ended September 25, 2015. Additionally, we acquired a controlling interest in one of our joint ventures which primarily operates in the water and urban environment and sports businesses, resulting in a fair value remeasurement gain of $15.0 million of the original equity method investment, of which $10.7 million was included within Water’s equity in earnings of joint ventures and affiliated companies.  These increases were partially offset by the overall declines in volume which experienced reductions in revenue as discussed above.

Power EPC

Power EPC revenues decreased $84.6 million for the three months ended September 30, 2016 as compared to the three months ended September 25, 2015.  The revenues generated within our Power EPC segment are primarily related to our fixed-price EPC project in Australia being executed through a consolidated joint venture consortium with an Australian construction contractor and a major U.S.-based gas power technology manufacturer to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility.  While the level of activity has remained fairly consistent from period to period, revenues have decreased as a result of the estimated costs to complete this project increasing significantly in the three months ended September 30, 2016, as discussed below, which resulted in a reduction of revenue based on the percentage-of-completion method for accounting purposes.

For the three months ended September 30, 2016 as compared to the three months ended September 25, 2015, Power EPC’s operating income decreased by $115.3 million.  The decrease in operating income was primarily driven by cost growth resulting in changes in estimated costs of $111.0 million related to the fixed-price EPC project in Australia in the three months ended September 30, 2016 as compared to the three months ended September 25, 2015.  Refer to Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements for additional details regarding the fixed-price EPC project in Australia.  This decrease was partially offset by a partial recovery of previously disputed charges on a fixed-price Power contract to design and construct a new power generation facility in the northeastern United States which was substantially completed in 2015.

While management believes the current estimated costs to complete the fixed-price EPC project in Australia represent the best estimate at this time, there is a significant amount of work that still needs to be performed on the project before achieving substantial completion.  Any additional delays that the project could experience or disruptions not currently anticipated in the forecast at this time will likely result in additional cost growth.  Significant estimates are required to be made surrounding construction productivity rates and the duration of the scheduled construction activities.  These amounts are based on the project team’s best estimates with the information that is available but can differ materially when the activities are executed.  In addition, any unforeseen issues arising from testing and commissioning activities or unanticipated costs during the warranty period could adversely affect the project.  Thus, there can be no assurance that additional cost growth will not occur.  Any additional changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.

Results of Operations for the nine months ended September 30, 2016 and September 25, 2015

On a consolidated basis, our gross revenue decreased by $76.4 million, and our consolidated operating income decreased $388.7 million for the nine months ended September 30, 2016 as compared to September 25, 2015.  The following table summarizes our results of operation by segment for the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015:

	Nine Months Ended
	September 30, 2016		September 25, 2015		Change
	Gross	Operating	Gross	Operating	Gross	Operating
($ in thousands)	Revenue	Income (Loss)	Revenue	Income (Loss)	Revenue	Income (Loss)
Energy and Industrial	$673,073	$2,212	$880,757	$25,438	$(207,684)	$(23,226)
Environment and Nuclear	1,604,634	68,343	1,177,061	61,642	427,573	6,701
Transportation	705,179	(114,466)	722,202	(49,842)	(17,023)	(64,624)
Water	897,698	70,872	1,036,965	73,716	(139,267)	(2,844)
Power EPC	(7,663)	(299,565)	132,335	5,116	(139,998)	(304,681)
Total	$3,872,921	$(272,604)	$3,949,320	$116,070	$(76,399)	$(388,674)

Energy and Industrial

Energy and Industrial had a $207.7 million, or 24%, decrease in revenue for the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015.  The decline in gross revenue was predominantly caused by reductions in volume and client concessions on direct hire construction, operations and maintenance, program management and professional services projects primarily within the U.S. and Mexico as a result of continued commodity pricing pressures within the oil and gas industry.

Operating income within Energy and Industrial experienced a net decrease of $23.2 million for the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015.  The decrease in operating income was primarily related to the reduction in project volume and client concessions due to the pressures in the oil and gas industry as discussed above.  In addition, selling, general and administrative costs have decreased for the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015 due to efficiencies gained from the various restructuring plans and continuing efforts to reduce overhead as well as reduced business development costs consistent with reduced opportunities in the depressed oil and gas industry.

Environment and Nuclear

Environment and Nuclear revenue increased $427.6 million, or 36%, for the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015.  Revenue increased by approximately $437.9 million due to a large nuclear consulting project in a consolidated Canadian joint venture which began operations in late 2015.  Of this increase, approximately $51.7 million was a result of the nuclear project eliminating a previously existing one-month reporting lag during the third quarter of 2016, which had been required to achieve a timely consolidation.  This change did not impact Environment and Nuclear operating income for the nine months ended September 30, 2016.  This increase was partially offset by a decline in revenue related to the reduced volume of environmental consulting projects in Canada as a result of the depressed oil and gas industry.

Environment and Nuclear operating income increased $6.7 million, or 11%, during the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015.  The increase in operating income during the nine months ended September 30, 2016 related to improvements in overhead costs as a result of efficiencies gained from the various restructuring plans as well as slight increases in earnings related to the consolidated Canadian joint venture.  Due to market conditions and the overall nature of the work, profit margin on the Canadian joint venture is somewhat lower than on other nuclear projects in the Environment and Nuclear portfolio.  Consequently, operating income was not more significantly impacted by this project.

Transportation

Transportation had a decrease in revenue of $17.0 million, or 2%, in the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015.  The decrease was caused by lower revenue on our fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States, as compared to the same period in the prior year, as well as lower revenue in our Middle East Transportation businesses.  This decrease was partially offset by increased Transportation project activity in Canada.

Transportation operating loss increased $64.6 million for the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015.  The increased operating loss was predominantly caused by cost growth resulting in changes in estimated costs of $125.6 million to complete a fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States in the nine months ended September 30, 2016 as compared to the $74.1 million cost growth in the nine months ended September 25, 2015.  Refer to Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements for additional detail.  While management believes that it has recorded an appropriate provision to complete this project, we may incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss.  These possible cost increases include extensions of the schedule to complete the job, lower than expected productivity levels, and performance issues with our subcontractors.  These potential changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.

Water

Water revenue decreased $139.3 million, or 13%, for the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015.  Approximately $108.7 million of the decline in revenue was attributable to decreased activity on two design-build-operate contracts for water treatment facilities in the western United States as the projects approach completion and the completion of a program management project in the Middle East.  Additionally, Water revenue declined due to reduced activity on projects related to the oil and gas industry as well as reduced activity on projects in Puerto Rico related to the country’s constrained spending due to its economic challenges.

Water’s operating income decreased by $2.8 million, or 4%, in the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015. There was a $4.7 million decrease in earnings related to the Water projects which experienced reductions in revenue as discussed above, with additional declines caused by a reduction in the volume of work for an urban environment and sports program management project in the Middle East as well as a reduction in project volume within Puerto Rico due to the country’s economic challenges.  These declines in earnings were partially offset by improvements in operating margin due to the increased ratio of high-margin consulting projects to low-margin design-build projects within the Water business portfolio in the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015.  Additionally, we acquired a controlling interest in one of our joint ventures which primarily operates in the water and urban environment and sports businesses, resulting in a fair value remeasurement gain of $15.0 million of the original equity method investment, of which $11.3 million was included within Water’s equity in earnings of joint ventures and affiliated companies.

Power EPC

Power EPC revenues decreased $140.0 million for the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015.  The revenues generated within our Power EPC segment are primarily related to our fixed-price EPC project in Australia being executed through a consolidated joint venture consortium with an Australian construction contractor and a major U.S.-based gas power technology manufacturer to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility.  While the level of activity has remained fairly consistent from period to period, revenues have decreased as a result of the estimated costs to complete this project increasing significantly in the nine months ended September 30, 2016, as discussed below, which resulted in a reduction of revenue based on the percentage-of-completion method for accounting purposes.

For the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015, Power EPC’s operating loss increased by $304.7 million as a result of the changes in estimated costs to complete on our Australian fixed-price Power EPC project during the nine months ended September 30, 2016.  The decrease in operating income was primarily driven by cost growth resulting in changes in estimated costs of $301.5 million related to the fixed-price EPC project in Australia in the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015. Refer to Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements for additional details regarding the fixed-price EPC project in Australia.

While management believes the current estimated costs to complete the project represent the best estimate at this time, there is a significant amount of work that still needs to be performed on the project before achieving substantial completion.  Any additional delays that the project could experience or disruptions not currently anticipated in the forecast at this time will likely result in additional cost growth.  Significant estimates are required to be made surrounding construction productivity rates and the duration of the scheduled construction activities.  These amounts are based on the project team’s best estimates with the information that is available but can differ materially when the activities are executed.  In addition, any unforeseen issues arising from testing and commissioning activities or unanticipated costs during the warranty period could adversely affect the project.  Thus, there can be no assurance that additional cost growth will not occur.  Any additional changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.

Income Taxes

After adjusting for the impact of loss attributable to noncontrolling interests, the effective tax rate on the loss attributable to CH2M for the nine months ended September 30, 2016 was 84.6% compared to 27.8% on the profit for the same period in the prior year and for the loss attributable to the three months ended September 30, 2016 was 125.5% compared to 23.8% for the profit for the same period in the prior year.  The effective tax rate attributable to CH2M for the three and nine months ended September 30, 2016 was higher compared to the same periods in the prior year primarily due to the favorable impacts associated with the release of the valuation allowances for pension and net operating loss deferred tax assets due to the renegotiation of pension agreements, which is discussed below, and implementation of a new transfer pricing policy. This benefit is slightly offset by the negative impacts of the effects of non-deductible foreign net operating losses and the disallowed portions of meals and entertainment expenses.

CH2M is required to record all deferred tax assets or liabilities for temporary differences, net operating loss carryforwards, and tax credit carryforwards.  A deferred tax asset valuation allowance is established when it is more likely than not that all or some portion of the deferred tax assets will not be realized in future periods.  HGL has substantial deferred tax assets, primarily related to the HPS defined benefit plan HGL sponsors.  These deferred tax assets represent future deductions available to HGL.  When HGL was acquired in 2011, it was determined a full valuation allowance was required on these assets as there was uncertainty regarding the ability to realize these assets in the future.  On October 4, 2016, HGL effected a transaction to restructure the benefits provided to members of the HPS, and, as a result, we expect a reduction in our overall pension liability and related future funding obligations.  Consequently, we believe that the deferred tax assets of HGL will now more likely than not be realized at some point in the future.  Therefore, we removed the valuation allowance, generating a benefit of approximately $46.1 million in the third quarter of 2016.

During the three months ended September 30, 2016, the Company elected to early adopt ASU 2016-09 with an effective date of December 26, 2015.  Accordingly, the Company recognized $3.1 million of tax benefit. This in addition to the previously unrecognized excess tax benefits of $11.1 million, which resulted in a cumulative-effect adjustment to retained earnings.

Loss attributable to noncontrolling interests

For the three and nine months ended September 30, 2016, we had a loss attributable to noncontrolling interests of $49.6 million and $142.6 million, respectively; as compared to income attributable to noncontrolling interests of $9.1 million and $12.4 million for the three months and nine months ended September 25, 2015, respectively. The significant losses in the three and nine months ended September 30, 2016 were predominately related to cost growth on an Australian fixed-price Power EPC project being executed by a consolidated 50/50 joint venture. See discussion above in to Item 2 – Results of operations for the nine months ended September 30, 2016 and September 25, 2015 for a description of the Australian joint venture.  As a result of the change in estimated costs to complete, we incurred a charge to joint venture operations of $104.5 million and $295.0 million in the three and nine months ended September 30, 2016, respectively. Our portion of the increased project costs for the consolidated 50/50 joint venture in the three and nine months ended September 30, 2016 was $52.3 million and $147.5 million, respectively, all or a portion of which may be recoverable from the client.  As such, the remaining losses were attributable to the noncontrolling interest.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our secured revolving line of credit. Our primary uses of cash are working capital, acquisitions, capital expenditures and purchases of stock in our internal market.  Changes in our working capital requirements can vary significantly from period to period based primarily on the mix of our projects underway and the percentage of work completed during the period.  We maintain a domestic cash management system which provides for cash sufficient to satisfy financial obligations as they are submitted for payment and any excess cash in domestic bank accounts is applied against any outstanding debt held under our credit facility described below. We maintain entities to do business in countries around the world and as a result hold cash in international bank accounts to fund the working capital requirements of those operations.  At September 30, 2016 and December 25, 2015, cash and cash equivalents held in foreign bank accounts, including the amount related to consolidated joint ventures as discussed below, totaled $100.7 million and $152.0 million, respectively.

In addition, as is common within our industry, we partner with other engineering and construction firms on specific projects to leverage the skills of the respective partners and decrease our risk of loss.  Often projects of this nature require significant cash contributions and the joint ventures created may retain cash earned while the project is being completed.  Cash and cash equivalents on our consolidated balance sheets include cash held within these consolidated joint venture entities which is used for operating activities of those joint ventures.    As of September 30, 2016 and December 25, 2015, cash and cash equivalents held in our consolidated joint ventures and reflected on the consolidated balance sheets totaled $50.8 million and $95.4 million, respectively.

During the nine months ended September 30, 2016, cash used in operations was $129.9 million, which was a decrease of $208.4 million as compared to cash provided by operations of $78.4 million in the nine months ended September 25, 2015. The decrease in cash flows from operations primarily resulted from a decrease in earnings of $243.2 million, as discussed above, which was offset by changes in working capital components of $134.5 million.

For the nine months ended September 30, 2016, working capital increased primarily due to an increase in collections on our receivables and unbilled revenue totaling $119.4 million, as well as an increase of $65.0 million in collections on advanced billings.  These changes in our working capital were offset by higher volumes of payments on accounts payable and accrued subcontractor costs of $84.3 million, primarily caused by the payment of subcontractor costs on our fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States.  Additionally, cash used to fund accrued payroll and employee related liabilities increased by $54.6 million due to the timing of our payroll cycles, reducing our cash generated by operations.  We made payments of $17.3 million for restructuring costs related to the 2016 Restructuring Plan and 2014 Restructuring Plan which were largely offset by increased non-cash project loss reserves within other accrued liabilities from December 25, 2015 to September 30, 2016, as discussed above.

Cash used in investing activities was $109.0 million for the nine months ended September 30, 2016 as compared to cash provided by investing activities of $15.3 million for the nine months ended September 25, 2015.  A significant factor contributing to change in cash used in investing activities was the $66.2 million increase in capital expenditures in the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015.  This was due primarily to the construction of employee housing units for oilfield workers in Alaska to support our oil and gas operations. Additionally, due to the sale of certain previously owned land during 2015, proceeds from the sale of operating assets decreased by $37.2 million for the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015. Cash used in investing activities also increased $17.9 million due to $15.8 million of deferred acquisitions payments executed during the nine months ended September 30, 2016 related to acquisitions made in prior years as well as a $2.1 million acquisition payment, net of cash acquired, of controlling interest in one of our joint ventures. There were no acquisition related payments executed during the nine months ended September 25, 2015. Furthermore, we periodically make working capital advances to certain of our unconsolidated joint ventures; these advances are repaid to us from the joint ventures in the normal course of the joint venture activities.  During the nine months ended September 30, 2016, we received working capital repayments from our unconsolidated joint ventures of $10.5 million as compared to $20.9 million for the nine months ended September 25, 2015.  These repayments are offset by additional investments made in our unconsolidated joint ventures, which were $16.6 million and $23.9 million for the nine months ended September 30, 2016 and September 25, 2015, respectively.

Cash provided by financing activities was $185.2 million in the nine months ended September 30, 2016 as compared to cash used in financing activities of $59.0 million for the nine months ended September 25, 2015.  The change in financing cash flows was primarily caused by the net borrowings on long-term debt of $118.5 million for the nine months ended September 30, 2016 as compared to a net payments of $244.0 million for the nine months ended September 25, 2015, which were largely driven from the negative operating cash flows discussed above. The Company also received $99.8 million in net proceeds from the second preferred stock issuance in the second quarter of 2016 as compared to $192.4 million in proceeds received in the second quarter of 2015.  Cash provided by financing activities was offset by a $45.4 million increase in cash used for repurchases of common stock during the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015.

On September 30, 2016, we entered into a Third Amendment to our Second Amended and Restated Credit Agreement (“Amended Credit Agreement”), to provide us with additional financial and operational flexibility, particularly by modifying the definition of consolidated adjusted EBITDA to allow for the exclusion of expected cash restructuring charges and cash payments on the project losses attributable to ongoing fixed-price contacts for purposes of determining the consolidated leverage ratio.  In addition, the Amended Credit Agreement lowered our maximum available revolving credit facility to $925.0 million from $1.1 billion.   The credit facility matures on March 28, 2019 and includes a subfacility for the issuance of standby letters of credit up to $500.0 million, a subfacility of up to $300.0 million for multicurrency borrowings, and a subfacility of up to $50.0 million for swingline loans. Under the terms of the Amended Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed by up to $200.0 million. Other technical and operating changes to the Amended Credit Agreement specifically achieved the following:

•	Increased the margins used to determine the interest rates of revolving loans under the Amended Credit Agreement and the commitment fees payable by CH2M;
•

Limited the amount CH2M may spend to repurchase its common stock in connection with its employee stock ownership program up to $75.0 million during the three quarter period ending March 31, 2017 and, thereafter, up to $100.0 million during a rolling four quarter period less the amount of any legally required repurchases of common stock held in benefit plans;

•

Limited CH2M’s ability to pay cash dividends on preferred stock until no more than 10% of our consolidated adjusted EBITDA consists of the cash and non-cash charges related to restructuring charges and project costs and losses in any rolling four quarter period and subject to minimum pro forma leverage ratio;

•	Disallows the use of proceeds from asset sales to repurchase common or preferred stock; and,
•	Granted security interests to the lenders in substantially all of the assets of CH2M and CH2M’s subsidiaries, subject to certain carve-outs.

At September 30, 2016, we had $411.3 million in outstanding borrowings of the Credit Facility, compared to $292.8 million at December 25, 2015. The average rate of interest charged on that balance was 3.40% as of September 30, 2016. At September 30, 2016 company-wide issued and outstanding letters of credit, and bank guarantee facilities of $132.2 million were outstanding, compared to $145.5 million at December 25, 2015.  Our borrowing capacity under the Credit Facility is limited by a maximum consolidated leverage ratio, which is based on a multiple of an adjusted earnings before interest, taxes, depreciation and amortization calculation, and other outstanding obligations of the Company.  As of September 30, 2016, the remaining unused borrowing capacity under the Credit Facility was approximately $194.3 million.

On January 10, 2017, we received from the lenders under the Amended Credit Agreement, a waiver of compliance with respect to the certifications to the lenders relating to our unaudited consolidated financial statements as of and for the quarters ended June 26, 2015, September 25, 2015 and December 25, 2015 and to the determination that a material weakness exists in our internal controls over financial accounting.  The waiver ensures that no event of default exists under the Amended Credit Agreement as a result of the restatement, and we may request the issuance of new loan advances and letters of credit under the Amended Credit Agreement in accordance with its terms.

As of September 30, 2016, we were in compliance with the covenants required by the Amended Credit Agreement.  Management continually assesses it potential future compliance with the Amended Credit Agreement covenants based upon estimates of future earnings and cash flows.   If there is an expected possibility of non-compliance, we will discuss possibilities with the Company’s lenders or utilize other means of capitalizing the Company to remedy any non-compliance.  The expected cash outflows required to fund the project losses discussed in Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements and the related impact on earnings will put a financial strain on the Company that may require an amendment or other remedies to be pursued by management if certain earnings estimates or cash flow improvement initiatives are not achieved.  In the context of our current debt structure and projected cash needs, there can be no assurance that the capacity under our Credit Facility will be adequate to fund future operations, to restructure operations, or to allow the Company to repurchase stock in our internal market in any significant amount or at all.

The Certificate of Designations for the Series A Preferred Stock prohibits the repurchase by the Company of shares of our common stock in excess of negotiated pre-approved amounts.  In 2017, the Company is permitted to repurchase shares of common stock in an amount determined by a formula based upon our cash flow from operations, minus capital expenditures, for fiscal 2016.  Depending upon our results of operations for fiscal year 2016, the Company may be limited or altogether prohibited in its ability to repurchase shares of common stock in the internal market unless it is able to obtain the consent of the holders of at least a majority of the Series A Preferred Stock.  On January 17, 2017, the Company received from the Series A Preferred Stock holder, an acknowledgment and consent permitting the Company to spend up to $25.0 million, in the aggregate, to repurchase shares of common stock in the first trade of 2017 related to the 2016 third quarter financial results.  No assurance can be given that in the future the Company will be able to obtain an acknowledgment and consent from the Series A Preferred Stockholder permitting the Company to repurchase common stock in the internal market if such an acknowledgment and consent is required.

Based on third quarter results of operation and our current business outlook, we believe that our sources of liquidity, including bank facility credit capacity and issuances of debt, equity or other securities, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements for the next 12 months.  However, we cannot be certain that we will generate improved cash flows or that we will be able to obtain additional financing or investment on satisfactory terms.  In addition, our liquidity is constrained due to 2016 results of operations and in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions or enter into new financing arrangements.

Internal Market Trades

CH2M’s common stock trades on an internal market four times per year. The next internal market trade date is expected to be on February 10, 2017.  CH2M determines whether to participate in the internal market on a quarterly basis. Prior to each quarterly trade date, we review the outstanding orders and any resulting imbalance between sell orders and buy orders and make a determination whether or not CH2M should participate in the internal market by buying shares. In making that determination, CH2M’s management and Board of Directors consider prevailing circumstances, including our financial condition and results of operations, our available cash and capital resources, including the limits that CH2M may spend on share repurchases and the borrowing capacity available pursuant to the terms of our existing unsecured revolving line of credit and other sources of liquidity, expected current and future needs for cash to fund our operations, anticipated contingencies and other factors.

CH2M’s management and Board of Directors could determine to limit the amount of money expended by the Company to repurchase shares, or not to participate in the internal market, either of which would result in proration of sell orders that stockholders may place for trades on the next trade date.  In addition, CH2M’s Board of Directors could determine to suspend trading on the internal market in order to provide time to evaluate the ability to adequately provide for proration and to conserve the Company’s cash reserves and available liquidity.  Since the September 26, 2014 trade date, CH2M has limited the amount expended to repurchase shares.  We expect that the amounts CH2M will be able to spend to repurchase shares on the February 10, 2017 trade date and future trade dates will continue to be restricted, and CH2M’s management and Board of Directors anticipate that some sell orders will be only partially filled on such trade dates.

For more information of the risks associated with the internal market, please see the risk factors set forth in the Annual Report on Amendment No. 1 on Form 10-K/A for the year ended December 25, 2015 and our subsequent Quarterly Reports on Form 10-Q for the quarters ended March 25, 2016 and June 24, 2016.

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

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the nine months ended September 30, 2016, when compared to the disclosures provided in our Annual Report on Amendment No. 1 on Form 10-K/A for the year ended December 25, 2015.

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

The accounting policies that we believe are most critical to the understanding of our financial condition and results of operations and require complex management judgment are summarized below. Further detail and information regarding our critical accounting policies and estimates are included in our Annual Report on Amendment No. 1 on Form 10-K/A for the year ended December 25, 2015.

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

Foreign currency exchange rates.    We operate in many countries around the world and as a result, are exposed to foreign currency exchange rate risk on transactions in numerous countries. We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as intercompany trade balances among our entities with differing currencies. In order to mitigate this risk, we enter into derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes. All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings. These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes. As of September 30, 2016, we had derivative assets of $0.1 million of forward foreign exchange contracts on world currencies with varying durations, none of which extend beyond one year.

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

Interest rates.    Our interest rate exposure is primarily limited to our revolving credit facility.  As of September 30, 2016, the outstanding balance on the credit facility was $411.3 million.  We have assessed the market risk exposure on this financial instrument and determined that any significant change to the fair value of this instrument would not have a material impact on our consolidated results of operations, financial position or cash flows.  Based upon the amount outstanding under the credit facility, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $4.1 million.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation as of the last day of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.  Based upon that evaluation, and as a result of the material weakness in the design of internal control over financial reporting described below, we concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is (a) timely recorded, processed, summarized, and reported and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In light of the material weakness identified below, we performed additional analysis and other post-closing procedures to ensure our condensed consolidated financial statement were prepared in accordance with U.S. GAAP and reflect our financial position and results of operations as of and for the quarter ended September 30, 2016.  As a result, notwithstanding the material weakness as described below, management concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented.

As disclosed in our Amendment No. 1 ("Form 10-K/A") to our Annual Report on Form 10-K/A for the year ended December 25, 2015, which was filed on January 17, 2017, we concluded that there was a material weaknesses in the design of our internal controls over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We determined that a material weakness in our internal control over financial reporting existed related to the ineffective design of certain controls associated with developing project cost estimates included in our estimates of revenues, costs and profit or loss at completion for long-term contracts accounted for under the percentage-of-completion method. Specifically, three deficiencies in internal control over financial reporting were identified related to these project cost estimates.  The first and second deficiency relate to Principle 10, “The organization selects and develops control activities to mitigate the risk of achieving objectives” of the control activities component of the COSO 2013 Framework.  The first deficiency involves process level control activities related to the project level operational processes used to develop project cost estimates for large fixed-firm price engineering, procurement and construction projects.  The Company did not identify these basis of estimate process level control activities as key internal controls, and, as such, they were not designed to operate at the required level of rigor, precision and consistency, and include the retention of adequate documentation.  The second deficiency involves a control that was intended to ensure project cost estimates not updated on a monthly basis are evaluated for potential accounting implications.  It has been determined that such control was not designed effectively as it did not adequately identify items requiring follow-up and how such items were to be resolved.  The third deficiency relates to Principle 14, “The organization internally communicates information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control” of the information and communication component of the COSO 2013 Framework.  This deficiency involves a certification control that has been determined to have not been designed effectively.  Specifically, the certification control did not adequately identify items requiring follow-up and how such items were to be resolved, including the preparation and review of appropriate documentation of the resolution.

Management is developing a remediation plan to address the material weakness as discussed above.  Specifically, for our deficient control related to the inadequate design of process level controls to ensure that the basis of estimate for major components of project cost as developed by the project team are documented and reviewed.  These controls will focus on the most significant items that impact project cost, e.g., schedule, labor, subcontractor and materials, change management, and risk register/contingency.  These controls will require adequate documentation supporting the estimation process, including significant judgments and the rationale for subsequent changes.

For our deficient control related to the evaluation of project cost estimates not updated on a monthly basis, we will evaluate and change the control to provide specificity on the identification of items for follow-up and how such items are to be resolved, including the preparation and review of appropriate documentation of the resolution.  The revised control will be designed ensure that project cost estimates are updated and evaluated on a quarterly basis.

For our deficient control related to the certification process, we will evaluate and change the certification process to clarify the internal control responsibilities of the employee positions/job titles involved in the estimation of costs and consideration of accounting and reporting requirements.  These internal control responsibilities will provide specificity on the identification of items for follow-up and how such items are to be resolved, including the preparation and review of appropriate documentation of the resolution.  We will also provide training to the employees involved in the estimation of project costs and related accounting requirements, and implement periodic communications on the internal control responsibilities of employees involved in the process.  In addition, we will implement controls to enhance business segment and corporate level oversight of the cost estimation process.

We can give no assurance that the actions being taken will effectively remediate the material weakness described above, or that additional deficiencies in internal control over financial reporting will not be identified in the future.  We will continue to monitor the effectiveness of these and other processes procedures and controls and will make further changes that management determines are appropriate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the identification of the material weakness identified above.

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

In 2003, the Municipality of Anchorage, Alaska (“Municipality”) began its Port of Anchorage Intermodal Expansion Project by entering into Memoranda of Understanding with the Maritime Administration (“MarAd”). MarAd contracted with Integrated Concepts and Research Corporation (“ICRC”) to perform certain design and construction-related work on the project. In 2006, ICRC subcontracted certain project design work to PND Engineers, Inc. (“PND”). In 2006, PND subcontracted some limited portions of its work to VECO, Inc. (n/k/a CH2M HILL Alaska, Inc.). During the design phase, PND’s proprietary design, the Open Cell Sheet Pile system (“OCSP”) was recommended as the preferred design alternative on the project. VECO issued two documents, one in 2006 and one in 2007.  On March 8, 2013, the Municipality filed suit against ICRC, PND, and CH2M HILL Alaska, Inc. in the Superior Court for the State of Alaska, Third Judicial District at Anchorage. Four additional parties (GeoEngineers, Inc.; Terracon Consultants, Inc.; Colaska, Inc.; and MKB Constructors) were later added to the litigation. The matter was later transferred to the United States District Court for the District of Alaska. The Municipality alleges the project suffered from design and construction deficiencies. The Municipality’s claims against CH2M HILL Alaska, Inc. ultimately included claims for professional negligence, negligence, and negligent misrepresentation. The Court issued a ruling on October 31, 2016, granting CH2M HILL Alaska, Inc.’s motion for summary judgment as to negligence, negligent misrepresentation, and the portion of the professional negligence claim relating to VECO’s 2007 report.  The Municipality currently claims that its damages against all defendants are approximately $312.0 million. The Municipality has reached settlements with Terracon Consultants, Inc.; Colaska, Inc.; and MKB Constructors.  Trial is scheduled to begin in April 2017. The Municipality has also filed suit against MarAd in the Court of Federal Claims related to the Project. Based on information presently known to management, we intend to vigorously defend the claims brought against us, and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

In the nine months ended September 30, 2016, there have been no additional material developments to the legal proceedings disclosed in our Annual Report on Amendment No. 1 on Form 10-K/A for the year ended December 25, 2015 and our subsequent Quarterly Reports on Form 10-Q for the quarters ended March 25, 2016 and June 24, 2016.

Item 1A. Risk Factors

The following risk factors update and supplement the risk factors set forth in our Annual Report on Amendment No. 1 on Form 10-K/A for the year ended December 25, 2015.

Before deciding to invest in our common stock, you should carefully consider these factors, in addition to the other risk factors set forth in our Annual Report on Amendment No. 1 on Form 10-K/A for the year ended December 25, 2015, as well as the other financial and business disclosures contained in our current and periodic reports filed with the SEC.

Risks Related to Our Series A Preferred Stock

The Certificate of Designations for our Series A Preferred Stock contains covenants that may restrict the Company’s ability to conduct certain repurchases of shares of capital stock in excess of negotiated pre-approved amounts set forth in the Certificate of Designations.

Our management and Board of Directors have sole discretion with respect to the decision whether to repurchase shares in the internal market on any trade date. In making the determination whether to participate in an under-subscribed market on any trade date, our management and Board of Directors will consider a variety of relevant factors in light of prevailing circumstances at that time, including contractual terms agreed to with any outside investor.

The Certificate of Designations for the Series A Preferred Stock prohibits the repurchase by the Company of shares of our common stock in excess of negotiated pre-approved amounts.  In 2017, the Company is permitted to repurchase shares of common stock in an amount determined by a formula based upon our cash flow from operations, minus capital expenditures, for fiscal 2016.  Depending upon our results of operations for fiscal year 2016, the Company may be limited or altogether prohibited in its ability to repurchase shares of common stock in the internal market unless it is able to obtain the consent of the holders of at least a majority of the Series A Preferred Stock.  On January 17, 2017, the Company received from the Series A Preferred Stock holder, an acknowledgment and consent permitting the Company to spend up to $25.0 million, in the aggregate, to repurchase shares of common stock in the first trade of 2017 related to the 2016 third quarter financial results.  No assurance can be given that in the future the Company will be able to obtain an acknowledgment and consent from the Series A Preferred Stockholder permitting the Company to repurchase common stock in the internal market if such an acknowledgment and consent is required.

Based on this limitation and other factors including adverse operating results and reduced liquidity, we expect that the amounts that we will spend to repurchase shares in the internal market in 2017 and beyond will continue to be severely limited and could prevent the internal market from opening on any particular trade date, either of which could delay an eligible employee stockholders’ ability to sell their common stock.  If our stock price declines from the time eligible employee stockholders want to sell to the time they become able to sell, they could suffer partial or total loss of their investment. No assurance can be given that eligible employee stockholders desiring to sell all or a portion of their shares of common stock will be able to do so.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not issue any unregistered equity securities during the three months ended September 30, 2016.

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by our company not previously reported during the nine months ended September 30, 2016.

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
July (a)	2,331	$60.91	—	—
August	—	—	—	—
September (b)	497,314	52.23	—	—
Total	499,645	$52.27	—	—

(a)	Shares purchased by CH2M from terminated employees.
(b)	Shares purchased by CH2M in the Internal Market.

Item 6.  Exhibits

Exhibit Index

*10.1

Third Amendment, dated September 30, 2016, to Second Amended and Restated Credit Agreement dated as of March 28, 2014, by and among CH2M HILL Companies, Ltd. and certain of its subsidiaries, Wells Fargo Bank, National Association, and other lenders as party thereto.  Portions of Schedules 2.01 and 7.03 to this Exhibit 10.1 have been omitted pursuant to an application for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

CH2M HILL Companies, Ltd.

Date: January 20, 2017	/s/ GARY L. MCARTHUR
Gary L. McArthur
Chief Financial Officer