Form 10-K
period 2016-12-30
CH2M HILL COMPANIES LTD
filed 2017-03-07
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10‑K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2016
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

reporting company)
Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate value of common stock held by non‑affiliates computed by reference to the price as of June 24, 2016 was $1,547,956,264.

As of March 3, 2017, there were 24,783,086 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Form 10‑K are incorporated by reference from the CH2M definitive proxy statement for its 2017 Annual Meeting of Stockholders to be held on June 5, 2017.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10‑K

Cautionary Note Regarding Forward Looking Statements

This Form 10‑K contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward‑ looking statements represent the Company’s expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Form 10‑K, and are subject to various risks and uncertainties. Such forward looking statements are and will be subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Words such as “believes,” “anticipates,” “expects,” “will,” “plans” and similar expressions are intended to identify forward looking statements. Additionally, forward looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, changed circumstances or otherwise, except as required by applicable law. Factors that could cause actual results to differ materially from those referenced in the forward‑looking statements are listed in Item 1A, Risk Factors.

PART I

Item 1.  Business

Description of the Business

CH2M HILL Companies, Ltd. and subsidiaries (“We”, “Our”, “CH2M” or the “Company”) is a large employee‑controlled professional engineering services firm, founded in 1946, providing engineering, construction, consulting, design, design‑build, procurement, engineering‑procurement‑construction (“EPC”), operations and maintenance, program management and technical services to United States (“U.S.”) federal, state, municipal and local government agencies, national governments, as well as private industry and utilities, around the world.  A substantial portion of our professional fees are derived from projects that are funded directly or indirectly by government entities.  We have approximately 20,000 employees worldwide inclusive of craft and hourly employees as well as employees in our consolidated joint ventures.

Our strategy is to deliver valued solutions to our chosen clients in selective geographies that align to our core service capabilities.  We differentiate through client centricity, our focused approach to developing and delivering innovative solutions, and the values and culture of our firm that are embedded in how we serve our clients and communities.  Since our founding in 1946, CH2M has grown through organic growth which has been augmented with acquisitions that expand our portfolio of services and geographic reach to further enhance our value proposition to our clients.    We believe this strategy results in deep long-term client relationships, rewarding growth opportunities for our employees and profitable growth for our stockholders long-term.  Below is a discussion of our significant developments and key acquisitions occurring over the past five years.

Preferred Stock Issuance

On June 24, 2015, the Company sold and issued an aggregate of 3,214,400 shares of Series A Preferred Stock for an aggregate purchase price of $200.0 million in a private placement to a subsidiary owned by investment funds affiliated with Apollo Global Management, LLC (together with its subsidiaries, “Apollo”).  The sale occurred in connection with the initial closing pursuant to the Subscription Agreement entered into by the Company and Apollo on May 27, 2015 (“Subscription Agreement”).  On April 11, 2016, the Company sold and issued an additional 1,607,200 shares of Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million in a second closing to Apollo pursuant to the conditions of the Subscription Agreement.

Restructuring

During the third quarter of 2016, the Company began a process to review the structure and resources within its business segments and formulate a restructuring plan to more fully align global operations with the Company’s client-centric strategy, including a simplified organization structure and streamlined delivery model to achieve higher levels of profitable growth (“2016 Restructuring Plan”).  The restructuring activities include such items as workforce reductions and facilities consolidations.  We expect the 2016 Restructuring Plan to be completed in the first half of 2017.

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

Halcrow Pension Scheme Restructuring

On October 4, 2016, Halcrow Group Limited (“HGL”), a subsidiary of CH2M, effected a transaction to restructure the benefits provided to members of the Halcrow Pension Scheme (“HPS”), a defined benefit plan sponsored by HGL, by providing each member with the option to transfer his or her benefits in the HPS to a new pension scheme, which is also sponsored by HGL (“HPS2”).  Alternatively, members had the option to remain in the HPS which will enter the Pension Protection Fund (“PPF”) under a regulated apportionment arrangement.  The new scheme, HPS2, provides benefits that are better than the compensation that would otherwise be paid by the PPF if a member chose to join the PPF rather than the HPS2.  The PPF was created by the United Kingdom Pensions Act 2004 to provide compensation to members of eligible defined benefit pension schemes when an employer of the scheme can no longer support the pension scheme.  A member that transferred to the HPS2 will receive substantially similar benefits to those in the HPS, except that annual increases and revaluation of benefits are reduced to statutory levels.  A pension scheme member of the HPS that elected to transfer to the new scheme also received a one-time uplift to benefits of either 1.0% or 2.5%.  The Pension Regulator, which is the United Kingdom’s executive body that regulates work-based pension schemes, and the PPF provided necessary regulatory approvals for the transaction to restructure the HPS benefits.

As a result of the transaction described above, HGL ceased to have any further obligations to the HPS on October 4, 2016. All members who consented to transfer to HPS2 were transferred on October 5, 2016.  Members who agreed to transfer to the new scheme account for 96.6% of the HPS’ liabilities and a broadly equivalent proportion of the HPS’ assets have transferred to the new scheme, as well as 20% of HGL’s equity issued as part of the transaction.  As a result of the restructured benefits for those members transferring to the HPS2, the projected benefit obligation was reduced by $362.3 million.  Those members who remained in the HPS began the process of transferring to the PPF during the fourth quarter of 2016 along with the assets that remain in the HPS, as well as 5% of HGL’s equity issued as part of the transaction, resulting in a settlement of $28.4 million and an actuarial gain of $16.2 million within the projected benefit obligation.  We did not incur a gain or loss on settlement as a result of the transaction as the settlement cost related to the members who remained in HPS was less than the service and interest cost components of net periodic pension expense for 2016.

Additionally, in connection with the transaction, CH2M issued a £50.0 million, approximately $65.0 million, parent company guarantee to support HPS2 and funded £80.0 million, approximately $104.0 million, to be allocated between HPS2 and the PPF based on the proportion of the HPS’ members that transferred to HPS2.

Acquisitions

On April 4, 2014, we acquired certain assets and liabilities of TERA Environmental Consultants (“TERA”).  TERA was an employee-owned environmental consulting firm headquartered in Canada specializing in environmental assessment, planning, siting, permitting, licensing, and related services for the pipeline, electrical transmission, and oil and gas industries.  Additionally, on September 6, 2016, we acquired a controlling interest in one of our joint ventures which primarily operates within our water business and urban environments and sports business.

Our Clients, Key Segments, and Geographic Areas

In the first quarter of 2016, we implemented certain organizational changes, including the reorganization of our internal reporting structure to better facilitate our strategy for growth and operational efficiency.  In connection with this refinement, we discontinued our former Industrial and Urban Environments (“IUE”) business group as a standalone unit, and we combined its industrial and advanced technology business with our Oil, Gas and Chemicals business group to form the Energy and Industrial business group.  Additionally, our urban environments and sports business which was formerly within IUE was combined with our Water business group.  Our Power EPC business continues to be monitored as a separate operating segment as we exit the fixed-price Power EPC business.  As a result of this reorganization, we identified our four business groups, which include Energy and Industrial, Environment and Nuclear, Transportation, and Water, as well as our Power EPC business as reportable operating segments.  The following discussion describes our business in the context of our reportable segments, and any prior year amounts have been revised to conform to the current year presentation.

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

Clients

We provide services to a broad range of U.S. domestic and international clients, including federal, state, municipal and local government agencies, national governments, as well as private industry and utilities.  We perform services as the prime contractor, a subcontractor, or through joint ventures or partnership agreements with other service providers. The demand for our services generally comes from capital spending decisions made by our clients.

The following table summarizes our primary client types served and revenue earned by each of our segments during 2016:

% of 2016
Segments	Revenue	Client Type
Energy and Industrial	16.4%	•	National and private sector oil and gas companies
		•	Chemical companies
		•	Private sector industries
		•	Universities

Environment and Nuclear	42.3%	•	U.S. federal and foreign governments
		•	Local and municipal governments and agencies
		•	Private sector industries

Transportation	17.8%	•	U.S. federal and foreign governments
		•	State and provincial governments and agencies
		•	Local and municipal governments and agencies
		•	Private sector industries

Water	22.7%	•	U.S. federal and foreign governments
		•	State and provincial governments and agencies
		•	Local and municipal governments and agencies
		•	Private sector industries

Power EPC	0.8%	•	Private sector industries
		•	Independent power producers

The following table provides a summary of representative clients:

Public Sector Clients				Private Sector Clients
•	U.S. Department of Energy	•	U.K. Environment Agency	•	Major oil and gas companies, refiners
•	U.S. Department of Defense	•	U.K. Department for Transport		and pipeline operators
•	U.S. Department of the Interior	•	U.K. Nuclear Decommissioning	•	Utilities
•	U.S. Air Force		Authority	•	Chemicals companies
•	U.S. Navy	•	U.K. Ministry of Defence	•	Metals and mining companies
•	U.S. Army	•	Panama Canal Authority	•	Advanced technology manufacturers
•	U.S. Army Corps of Engineers	•	Qatar Public Works Authority	•	Pharmaceutical and biotechnology
•	U.S. Federal Emergency		(ASHGHAL)		companies
	Management Agency	•	Qatar 2022 Supreme Committee	•	Aerospace companies
•	U.S. Agency for International	•	Highways England	•	General manufacturing companies
	Development	•	Transport for London	•	Renewable energy companies
•	U.S. Environmental Protection	•	Transport Scotland	•	Universities
	Agency	•	State and provincial governments	•	Private seaports and airports
•	U.S. Department of Transportation		and agencies
•	U.S. National Aeronautics and Space	•	Local and municipal governments
	Administration		and agencies
•	Canadian Nuclear Laboratories

In 2016, across all segments, we derived approximately 21% of our total revenue from contracts with the U.S. federal government and the agencies regulated by the U.S. federal government.  Additionally, we derived approximately 12% of our total revenue from our Environment and Nuclear consolidated joint venture consulting contract with Canadian Nuclear Laboratories.

Key Segments

The following is a description of each of our key segments, which consist of our four business groups and our Power EPC business, and the services we provide.  Operating information by segment is set forth in Note 17 - Segment Information of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10‑K.

Energy and Industrial

Our Energy and Industrial business group is comprised of our oil and gas business, our chemical business, and our industrial and advanced technology business, which provides the following portfolio of services: consulting, planning, design, engineering, design‑build, operations and maintenance, construction management, construction, and program management.  Our Energy and Industrial business group performs the majority of its work for major international oil, gas and chemicals companies, national oil companies, private sector manufacturing, and technology industries.

Within our oil and gas business, we serve the upstream, pipelines and terminals, and refining sectors of the oil and gas industry.  For the upstream sector, we perform engineering, modular fabrication, erection, construction, and operations and maintenance services for oil and gas fields.  We deliver compression and dehydration facilities, drilling and well support services, enhanced oil recovery infrastructure, field development, fleet support, natural gas gathering and processing, conventional oil production, sulfur recovery, acid gas treating, and heavy oil- and steam‑assisted gravity drainage facilities.  In our pipelines and terminals sector, we focus on infrastructure projects that gather, store, and transport oil, natural gas, refined products, carbon dioxide, and other related hydrocarbons, liquids, and gases. These projects include pipelines, compression, pump stations, metering, tank farms, terminals, and related facilities for midstream (wellhead to central processing) and downstream (cross‑country transportation) systems.  Within our refining sector, we provide conceptual and preliminary engineering, front‑end and detail design, procurement, construction, and operations and maintenance services.  Our refining experience includes technology evaluation and feasibility studies; design and construction of refinery units, terminals, pipelines, pump stations, and cogeneration facilities; design, fabrication, and installation of modules and pipe racks; turnarounds and revamps; effluent treatment; refinery conversion to heavy crude oil processing; and process safety management.  Our oil and gas business serves clients in the U.S., Canada, Mexico, South America, the Middle East, and Russia.

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

Environment and Nuclear

The Environment and Nuclear business group is comprised of three end-market businesses: environmental services, government facilities design and operations services, and nuclear engineering and consulting services.  Common to all three end-market businesses are full service decontamination, remediation, waste management, design‑build delivery, operations and maintenance management, construction management and program management capabilities.  Our Environment and Nuclear business group performs the majority of CH2M’s projects with the U.S. federal government and agencies regulated by the U.S. federal government as well as executes a consolidated joint venture consulting contract with Canadian Nuclear Laboratories.

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

Transportation

Our Transportation business group provides horizontal and vertical infrastructure development services for the aviation, highway and bridge, ports and maritime, and transit and rail market sectors.  Working with public and private clients around the world, our services support urbanization and population growth; the safe and efficient movement of people and goods; serviceability of aging infrastructure; resource extraction; infrastructure resilience to climatic change/dramatic weather events; and signature infrastructure to stimulate regional economic growth.  We offer a broad portfolio of services, including procurement and technical advisory, transportation planning, environmental studies and documentation, design engineering, design for design-build, project/program management, construction management, and operations and asset management services.  Our Transportation business group performs the majority of our projects for the U.S. federal and international governments as well as local and municipal transport agencies.

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

Water

Our Water business group is comprised of our water business and our urban environments and sports business.  Our Water business group performs the majority of our projects with U.S. state and local and international public and government clients, and also supports clients in the utility, industrial, government, energy, agricultural, and sports sectors.

Our water business provides integrated, sustainable solutions serving the wastewater, drinking water, industrial water, conveyance and storage, water resources and ecosystem management, and intelligent water solutions industries.  Our services include consulting, design and engineering, program management, design build, and operations and maintenance.  The integration of our industrial water and operations and management capabilities positions us to serve our clients across all markets and delivery platforms in the geographies in which we focus.  Our broad portfolio of water solutions help clients address the complex challenges created by extreme climate events, population growth, aging infrastructure, water supply uncertainty, regulatory changes, and increasing demand.  We also work with clients to identify solutions for water and energy conservation, and to reevaluate processes to achieve cost savings and reduce environmental impacts.  We also focus our capabilities on market drivers such as drought and water scarcity, aging and decaying infrastructure, global climate resiliency, energy water needs and regulatory requirements.  Our Water business group delivers projects throughout Asia, Australia, Europe, India, Latin America, South America, the Middle East, and North America.

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

Power EPC

In our Power EPC segment, we have historically designed and built power generation facilities that produced energy from natural gas, coal, solar, wind, biomass, and geothermal sources.  Our portfolio previously included combined‑cycle, simple‑cycle, coal/integrated gasification, clean air, alternative/waste fuels, transmission and cogeneration projects.  We also provided services to repower, upgrade, and modify existing plants to improve performance, reliability and achieve clean air standards.

During the first quarter of 2014, we shifted our focus away from pursuing and contracting fixed-price power EPC projects, and later in 2014, in connection with our restructuring activities, we elected to exit the fixed-price power EPC business.  We are in the process of closing out our remaining contracted fixed-price power EPC projects.  The Company continues to pursue and deliver power-related consulting projects under our Energy and Industrial, Water and Environment and Nuclear business groups.

Geographic Areas

We provide services to clients located in numerous countries across the globe.  Internally, we divide our operations into six geographic regions: Asia Pacific; Canada; Europe; Central and South America; Middle East, North Africa, and India; and the United States.  Although the majority of our consolidated revenue is generated from our domestic operations, we provide services in numerous countries, including Canada which accounted for 17% of our total consolidated revenue in 2016 and was primarily related to operations within our Environment and Nuclear segment.  The United Kingdom accounted for 10%, 11% and 10% of our total consolidated revenue in 2016, 2015 and 2014, respectively.  Total U.S. and international revenue for the years ended were as follows:

	December 30,	December 25,	December 31,
($ in thousands)	2016	2015	2014
U.S.	$3,304,752	$3,589,928	$3,806,935
International	1,931,192	1,771,577	1,606,534
Total	$5,235,944	$5,361,505	$5,413,469

The fixed assets to support our business operations and our clients are located both domestically and internationally.  Total U.S. and international net property, plant and equipment for the years ended were as follows:

	December 30,	December 25,	December 31,
($ in thousands)	2016	2015	2014
U.S.	$225,929	$179,436	$215,689
International	22,503	24,230	42,471
Total	$248,432	$203,666	$258,160

Competition

The market for design, consulting, engineering, construction, design‑build, EPC, operations and maintenance, and program management services is highly competitive, fragmented, consolidating and to some extent becoming commoditized.  We compete primarily with large multinational firms and also with smaller firms on contracts within the private industry, national, and state and local government sectors.  In addition, some of our clients, including government agencies, occasionally utilize their own internal resources to perform design, engineering and construction services where we might have been the service provider.

Numerous mergers and acquisitions in the engineering services industry have resulted in a group of large firms that offer a full complement of single‑source services including studies, designs, construction, design‑build, EPC, operation and maintenance and in some instances, facility ownership.  Included in the current trend is movement towards larger program and contract awards and longer‑term contract periods for a full suite of services, (e.g., 5 to 20 year full‑service contracts).  These larger, longer, more comprehensive contracts require substantially greater financial and human capital than in the past.  We believe we can compete effectively for these full service programs.

To our knowledge, no single company or group of companies currently dominates any significant portion of the engineering services markets.  As such, the industry is highly fragmented.  Competition in the engineering services industry is based on quality of performance, reputation, expertise, price, technology, customer relationships, range of service offerings and domestic and international geographic deployment capabilities.

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

The following table provides backlog revenue by segment for the years ended December 30, 2016 and December 25, 2015:

($ in millions)	2016	2015
Energy and Industrial	$558	$819
Environment and Nuclear	4,528	5,844
Transportation	888	913
Water	2,198	2,562
Power EPC	135	181
Total backlog revenue	$8,307	$10,319

The decrease in our backlog revenue as of December 30, 2016 as compared to December 25, 2015 was primarily related to the realization of revenue in 2016 as operations on a large nuclear project in a consolidated Canadian joint venture began late in 2015.  Additionally, several large design-build-operate water projects approached completion in 2016.  The majority of our current backlog will be performed in 2017 and 2018.

EXECUTIVE OFFICERS OF CH2M

The executive officers of CH2M are listed below, along with their ages, tenure as officer and business background for at least the last five years.

Ryan L. Beckman. Age 47.  Mr. Beckman is Vice President, Chief Accounting Officer and Controller of CH2M since March 1, 2015.  He previously served as Assistant Controller from May 2004 to February 2015.  Prior to joining CH2M, Mr. Beckman served in various auditing positions with Ernst & Young LLP from September 1991 to May 2004.

Lisa Glatch. Age 54.  Ms. Glatch is the Executive Vice President of Growth and Sales of CH2M since November 2016 and was the Executive Vice President of Client Solutions and Sales of CH2M from April 2014 to November 2016.  She previously served as Senior Vice President of Global Sales and Vice President of Denver Operations Upstream Oil and Gas Region for Jacobs Engineering Group Inc. (engineering company) from April 2012 through March 2014.  From 1986 to 2010, Ms. Glatch was with Fluor Corporation (engineering company) serving in various capacities from 1986 through 2010 including the Senior Vice President of Energy and Chemicals from 2009 to 2010.  Ms. Glatch is a member of the Board of Directors of CH2M.

Shelette M. Gustafson. Age 52.  Ms. Gustafson is the Chief Human Resources Officer of CH2M since January 2016. She joined CH2M in 2007 as a Human Resources Director and served as the Vice President, Global Human Resources Delivery from 2011 to 2015.  Ms. Gustafson came to CH2M from McDATA Corporation (technology company) where she was Director Human Resources from 2002 to 2007.

Jacqueline C. Hinman. Age 55.  Ms. Hinman is the Chairman of the Board of Directors of CH2M since September 2014 and has been the President and Chief Executive Officer of CH2M since January 2014.  She previously served as the Senior Vice President and President of the International Division of CH2M from 2012 to 2014, the President of the Facilities and Infrastructure Division from 2011 until 2012, and the Vice President, Major Programs and Executive Director for Mergers and Acquisitions between 2009 and 2010.

Gary L. McArthur. Age 56.  Mr. McArthur is the Executive Vice President and Chief Financial Officer of CH2M since August 2014.  Prior to joining CH2M, he served as the Chief Financial Officer of Harris Corporation (international communications and information technology company) since 2006, and in various other financial positions since 1997.

Thomas M. McCoy. Age 66.  Mr. McCoy is the Executive Vice President, General Counsel and Corporate Secretary of CH2M since September 2014. Prior to joining CH2M, he was a partner in the law firm of O’Melveny & Myers since 2011 and from 1977 to 1995.  From 1995 through 2010, Mr. McCoy served first as the Senior Vice President, General Counsel and Secretary of Advance Micro Devices, Inc. (semiconductor company) and then as the Executive Vice President, Chief Legal and Administrative Officer of Advanced Micro Devices, Inc.

Gregory T. McIntyre. Age 58.  Mr. McIntyre is the President of the State & Local Governments Client Sector of CH2M since November 2016 and was the President of the Global Business Groups from January 1, 2015 to November 2016.  He previously was the Corporate Vice President and Global Market President, Water Business Group in 2014 and 2015, concurrently with the President, Global Business Groups role. He previously served as the Managing Director of CH2M’s International Infrastructure business from 2012 to 2014. Prior to that role, Mr. McIntyre served as the Managing Director of Halcrow (engineering company), acquired by CH2M in 2011, and a member of its board of directors, and oversaw the integration of the Halcrow operations into CH2M. He was the Deputy Program Manager and CH2M Managing Director for CLM Delivery Partner, the delivery partner to the Olympic Delivery Authority for the London 2012 Olympics and Paralympic Games, between 2010 and 2011.  Mr. McIntyre is a member of the Board of Directors of CH2M.

Carlo Orsenigo. Age 56. Mr. Orsenigo is the Executive Vice President for Global Project Services of CH2M since November 2016 and was the Regional Managing Director for Latin America from January 2016 to November 2016.  Prior to that, he was the Regional Energy Manager in Latin America from December 2012 to January 2016 and the Mexico Country Manager beginning in January 2011.  Mr. Orsenigo joined CH2M in August 2010.

Terry Ruhl. Age 50. Mr. Ruhl is the President of the National Governments Client Sector of CH2M since November 2016 and was the President of the Transportation Business Group from July 2012 to November 2016. Prior to that, he served as the Senior Vice President of the Transportation Business Group and Director of Consulting and International Operations from June 2009 to July 2012, the Global Market Sector Director from June 2008 to June 2009 and the Aviation Market Sector Director from August 2006 to June

2008. Mr. Ruhl’s tenure with CH2M spans twenty-four years. Mr. Ruhl is a member of the Board of Directors of CH2M.

Matthew Sutton. Age 57. Mr. Sutton is the President of the Private Client Sector of CH2M since November 2016 and was the President of the Environment and Nuclear Business Group from March 2016 to November 2016. He previously served as President of Aecom’s (engineering company) environmental business from 2011 to 2016 and as Executive Vice President and Director of Operations of Arcadis (engineering company) from 2008 to 2011.

There are no family relationships among the executive officers or directors of CH2M. The executive officers are elected by the Board of Directors each year and hold office until the organizational meeting of the Board in the next subsequent year and until his or her successor is chosen or until his or her earlier death, resignation or removal.

Available Information

For information regarding our company, including free copies of filings with the Securities and Exchange Commission (“SEC”), please visit our web site at ir.ch2m.com.  The SEC filings, which include our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, and Current Reports on Form 8‑K are made available as soon as practicable after they are filed with the SEC.  The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Item 1A.  Risk Factors

You should carefully consider the following factors and other information contained in this Annual Report on Form 10‑K before deciding to invest in our common stock.

Risks Related to Our Business

The restatement of our previously issued financial statements may lead to additional expenses, risks and uncertainties and could have a material adverse effect on our business, results of operation and financial condition.

As discussed in an amendment to our Form 10-K for the fiscal year ended December 25, 2015 as filed with the Securities Exchange Commission on January 19, 2017, we previously restated our unaudited consolidated financial statements as of and for the quarterly periods ended June 26, 2015, September 25, 2015 and December 25, 2015.  As a result of these restatements, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and the remediation of our ineffective disclosure controls and procedures and material weakness in internal control over financial reporting.  In addition, the attention of our management team has been diverted by these efforts.  We could be subject to additional stockholder, governmental, or other actions in connection with the restatement or other matters.  Any such proceedings will, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, insurance and other costs.  If we do not prevail in any such proceedings, we could be required to pay substantial damages and settlement costs.  In addition, the restatement and related matters could impair our reputation or could cause our counterparties to lose confidence in us.  Each of these occurrences could have a material adverse effect on our business, results of operations and financial condition.

We have identified a material weakness in our internal control over financial reporting and our disclosure controls and procedures which could result in additional material misstatements in our consolidated financial statements.

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over our financial reporting.  As disclosed in an amendment to our Form 10-K for the fiscal year ended December 25, 2015, management identified a material weakness in our internal control over financial reporting and determined our disclosure controls and procedures were not effective as of December 25, 2015.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  As disclosed in Item 9A of this Annual Report on Form 10-K, we determined that this previously identified material weakness continues to affect our internal control over financial reporting and, as a result of such material weakness, our disclosure controls and procedures were not effective as of December 30, 2016.

We have developed a remediation plan to address the material weakness in internal control over financial reporting and ineffective disclosure controls and procedures. If our remedial measures are not effectively designed or implemented, we may not be able to accurately and timely report our financial results, which could materially and adversely affect our business, results of operations, and financial condition, require us to expend significant resources to correct the weaknesses or deficiencies, harm our reputation, impact our ability to request the issuance of new loan advances under our Third Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”) or otherwise cause a decline in investor confidence.  As a result, our business could decline or our ability to fund ongoing operations could be adversely affected, which would adversely affect our liquidity and results of operations.

Project losses and other adverse operating results can constrain our cash flow and liquidity, which could reduce our ability to win new business or materially and adversely affect our business and results of operations, and our strategic initiatives may not be successful.

We have experienced project losses and other adverse operating results in recent periods - such as a charge to operations of $121.3 million, $93.6 million, and $38.7 million for the years ended December 30, 2016, December 25, 2015 and December 31, 2014, respectively, for estimated cost growth on a fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States and a charge to operations of $301.5 million and $280.0 million for the years ended December 30, 2016 and December 31, 2014, respectively, for estimated costs growth identified for our consolidated Australian joint venture project - which has constrained our cash flow and liquidity.  If we sustain additional project losses or other adverse operating results in the future, or if cash flow and liquidity continue to be constrained, we may have a reduced ability to win new business, which could materially and adversely affect our business, results of operations, cash flows and financial position.

We may not be able to recover all or a portion of our project losses, and we could be found liable to the client or general contractor, in connection with a fixed-price EPC project that was terminated in early 2017.

Prior to 2017, through a consolidated joint venture partnership with an Australian construction contractor, we were involved in a consortium with a major U.S. power plant equipment supplier engaged in a fixed-price EPC project with a general contractor to engineer, procure, construct and start-up a combined cycle power plant to supply power to a large liquefied natural gas facility in Australia.  The joint venture experienced project losses resulting in a charge to operations of $301.5 million and $280.0 million for the years ended December 30, 2016 and December 31, 2014, respectively, of which our portion of the loss was $154.1 million and $140.0 million, respectively.  In 2015, the consortium reached agreement with the client to settle certain claims to recover costs and extend the amount of time allowed to complete interim delivery milestones for the project.  During the second quarter of 2016, however, the client advised that it would be unable to meet its obligations in line with the revised program schedule.  As a result, the project experienced delays and was expected to incur additional future delays resulting in increases in the total estimated costs to complete.  On January 24, 2017, the consortium terminated the fixed-price EPC contract with the general contractor.  The consortium expects to file arbitration claims against the general contractor, and anticipates that the general contractor will file claims against the consortium or its members.

We expect the arbitration process to be lengthy and at this time we are unable to predict the timing of resolution or the outcome of disputes.  The ultimate outcome of the dispute will depend upon contested issues of fact and law.  We cannot currently predict whether we will realize any recoveries from the general contractor or the amount of any recoveries that we may ultimately receive.  Moreover, we cannot currently predict whether either or both our consolidated joint venture partnership or the consortium will be held liable to the general contractor or the amount of any such liability should it occur.  The timing and amount of any recoveries or liabilities is currently unknown and will be subject to negotiations, arbitration or other formal dispute-resolution processes and could be materially adverse to our results of operations, cash flow and financial condition.

If we are unable to continue to access credit or raise capital on acceptable terms, our business may be adversely affected.

Our primary sources of liquidity are cash flows from operations and borrowings under our Amended Credit Agreement.  Our primary uses of cash are working capital, stock repurchases primarily in our internal market, capital expenditures, and acquisitions. Cash flows from operations primarily result from earnings on our operations and changes in our working capital.  Earnings from our operations and our working capital requirements can vary significantly from period to period based primarily on the mix of our projects underway and the percentage of project work completed during the period.  For example, cash used in operations for the year ended December 30, 2016 was $245.5 million.  While we manage cash requirements for working capital needs, unpredictability in cash collections and payments has required us in the past and may require us in the future to borrow on our Amended Credit Agreement from time to time to meet the needs of our operations.

Our borrowing capacity under the Third Amendment to our Amended Credit Agreement is limited by a maximum consolidated leverage ratio, which is based on a multiple of our adjusted earnings before interest, taxes, depreciation and amortization, and other outstanding obligations of the Company.  Moreover, the Certificate of Designation for our Series A Preferred Stock (the “Certificate of Designation”) limits our ability to incur additional debt under certain circumstances without the consent of the holders of at least a majority of the then outstanding shares of our Series A Preferred Stock.  As of December 30, 2016, the remaining unused borrowing capacity under the Amended Credit Agreement was approximately $107.4 million.  While we believe our borrowing capacity is sufficient to fund our near-term operations and capital requirements, due to liquidity constraints we expect to continue to limit our discretionary cash outlays to repurchase stock offered for sale on our internal market.  See Item 1A. Risk Factors – Risks Related to Our Internal Market.

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

In addition, our Amended Credit Agreement requires that we comply with a minimum consolidated fixed charge coverage ratio, and both our Amended Credit Agreement and the Certificate of Designation require that we comply with a maximum consolidated leverage ratio.  Our ability to comply with these ratios depends on our results of operations from time to time, which may be affected by events beyond our control.  If we fail to satisfy the requirements of or if we are in default of the Amended Credit Agreement, we would be prohibited from incurring further borrowings under the Amended Credit Agreement unless we were able to secure necessary waivers from the lenders.  If the lenders declined to waive a default under the Amended Credit Agreement, our outstanding indebtedness under the Amended Credit Agreement could be accelerated.  Further, if our consolidated leverage ratio exceeds certain limits specified in the Certificate of Designation, we may be unable to incur additional indebtedness.

Any of the factors could have a material adverse impact on our business, our results of operations, cash flow and financial condition.

We may be unable to amend our Amended Credit Agreement or maintain or expand our credit capacity, each of which would adversely affect our operations and business.

We use credit facilities to support our working capital and acquisition needs.  If we exhaust our borrowing capacity or if we are unable to increase the available borrowing capacity of the Amended Credit Agreement, our ability to fund the working capital and other needs of our existing operations could be constrained and our business and results of operations could be materially adversely affected.  In addition, our credit facility reaches maturity in 2019 and there is no guarantee that we will be able to renew our credit facility on favorable terms or at all,  and, if we are unable to do so, our costs of borrowing and our business may be adversely affected.  There can be no assurance that we will be able to secure any additional capacity or amendment to our Amended Credit Agreement or to do so on terms that are acceptable to us, in which case, our costs of borrowing could rise and our business and results of operations could be materially adversely affected.

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

As of December 30, 2016, we had $477.8 million of goodwill and $38.0 million of net intangible assets. We conduct a test for impairment of goodwill as of  the first day of the fourth quarter of each year or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the future fair value of any of our reporting units is less than their carrying value, we are required to record an impairment charge. The amount of any impairment charge could be significant and could have a material adverse effect on our financial condition and results of operations.

Unpredictable economic cycles, uncertain demand for our engineering and related services, and failure by our major customers to pay our fees, could cause our revenue to fluctuate or be uncollectible.

Demand for our engineering and other services is affected by the general level of economic activity in the markets in which we operate, both inside and outside of the U.S.  Our customers and the markets in which we compete to provide services are likely to experience periods of economic decline from time‑to‑time.  For example, the most recent global economic downturn and governmental tax revenue declines resulted in a slowdown in demand for our services from local government clients.  Similarly, the decline in oil, gas and other commodity prices in beginning in 2014 and continuing throughout 2016 has negatively affected demand for certain of our services and has pressured pricing.

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

Effective March 1, 2013, the Budget Control Act of 2011 imposed a process known as sequestration to implement $1.2 trillion in automatic spending cuts effective through fiscal year 2021, subsequently extended to 2023.  Under sequestration the agencies of the U.S. federal government may be required to modify or terminate contracts and substantially reduce awards of new work to companies like us, which will likely impact our ability to earn revenue on projects already awarded, win new work from U.S. federal government customers and may have an adverse impact on us.  In December 2015, Congress and the President enacted a two year budget agreement that removed the threat of sequestration in the U.S. federal government’s fiscal 2016 and 2017 budgets, but absent a future budget agreement, the full effect of sequestration could return in the U.S. federal government’s 2018 budget.  Because some of the spending cuts under the Act are continuing and others could be reinstated in future years, the U.S. federal government spending limitations and reductions from sequestration may continue to affect our operations in the foreseeable future.

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

The following risks are inherent in contracts with the U.S. federal government and agencies regulated by the U.S. federal government, which represents 21% of our total revenue for fiscal 2016:

•

Because U.S. federal laws permit government agencies to terminate a contract for convenience, our U.S. government clients may terminate or decide not to renew our contracts with little or no prior notice.

•

Due to payments we receive from our U.S. government clients, our books, records and processes are subject to audit by various U.S. governmental agencies for a number of years after these payments are made.  Based on these audits, the U.S. government may adjust or demand repayment of payments we previously received, or withhold a portion of fees due to us because of unsatisfactory audit outcomes.  Audits have been completed on our U.S. federal contracts through December 31, 2010, and are continuing for subsequent periods.  Audits performed to date have not resulted in material adjustments to our financial statements, however, there can be no assurance that future audit findings will not result in repayments or disqualification of our processes/systems, which could impact our ability to bid or win future U.S. government contract work.  In addition, as a government contractor, we are subject to increased risks of investigation, criminal prosecution and other legal actions and liabilities to which purely private sector companies are not. The results of any such actions could adversely impact our business and have an adverse effect on our consolidated financial statements.

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

We may incur additional restructuring charges in future periods.

During the third quarter of 2016, we began a process to review the structure and resources within our business segments and formulate a restructuring plan to more fully align global operations with the Company’s client-centric strategy, including a simplified organization structure and streamlined delivery model to achieve higher levels of profitable growth. The restructuring activities have included workforce reductions and facilities consolidations.  During the year ended December 30, 2016, we incurred $42.2 million of costs for these restructuring activities, which have been included in general and administration expense on the consolidated statement of operations.  Overall, we expect to incur up to approximately $50.0 million to $70.0 million in total restructuring charges related to employee severance and termination benefits and facilities consolidation costs. We expect the 2016 Restructuring Plan to be complete by in the first half of 2017 and to result in aggregate annual cost savings of approximately $100.0 million.

These restructuring activities may result in a diversion of management’s attention from ongoing business, a loss of key personnel and a loss of clients, all of which could disrupt our operations.  If these restructuring activities are not completed in a timely manner, if we incur costs that are higher than originally or if anticipated cost savings, synergies, and efficiencies are not realized, there could be a material adverse impact on our business, financial condition, and results of operations.

The results of the United Kingdom’s referendum on a withdrawal from the European Union may have a negative effect on our business, results of operation and financial condition.

On June 23, 2016, the United Kingdom held a referendum in which a majority of the voters elected to withdraw from the European Union, commonly referred to as “Brexit.”  It is expected that the United Kingdom will exit the European Union within two years; although, the exact timeframe for such exit is unknown.  Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, and may adversely affect global economic conditions and the stability of global financial markets.  Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility.  Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal could depress economic activity and restrict our access to capital.  Changes in leadership and public sector infrastructure funding could lead to cancellations, delays or changes in timing to our current and prospective infrastructure projects in the United Kingdom.  These factors, among others, could potentially materially affect our business, results of operations and financial condition.

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

In both the private and public sectors, acting either as a prime contractor or as a subcontractor, we may join with other firms that we otherwise compete with to form a team to compete for a single contract.  Because a team can often offer stronger combined qualifications than any firm standing alone, these teaming arrangements can be very important to the success of a particular contract competition or proposal.  Consequently, we maintain a network of relationships with other companies to form teams that compete for particular contracts and projects. Failure to maintain technical and price competitiveness, as well as failure to maintain access to strong teaming partners may adversely impact our ability to win work.

Our backlog is subject to unexpected adjustments and cancellations and may, therefore, be an uncertain indicator of our future performance.

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

Our ability to attract, retain and expand our staff of qualified engineers and technical professionals will be an important factor in determining our future success and growth.  The market for these professionals is competitive inside and outside the U.S.  We lost veteran managers and engineers through the reduction in force and voluntary retirement programs we initiated in 2014 and continued through 2016 as part of our planned restructuring activities.  As some of our existing key personnel approach retirement age, we are developing and implementing proactive succession plans.  If we cannot attract and retain qualified personnel, or if we cannot effectively implement our succession plans, we could experience a material adverse impact on our business, financial condition, and results of operations. Since we derive a significant part of our revenue from services performed by our professional staff, our failure to retain and attract professional staff could adversely affect our business by impacting our ability to complete our projects and secure new contracts.

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

Demand for our oilfield services and other services we provide to the hydrocarbon industry fluctuates, and depends in part on decisions by our customers about their current and future activities and expenditures which, in turn, depend largely upon prevailing industry and market conditions that are influenced by numerous factors over which we have no control, including, but not limited to:

•	Current and projected prices of oil and natural gas and hydrocarbon products;
•	Oil and natural gas supply and demand in different geographic areas around the world;
•	Cost of exploring for, developing, producing and delivering oil and natural gas;
•	Availability of qualified personnel and lead times associated with acquiring equipment and products;
•	Federal, state and local regulation of oilfield activities;
•	Environmental concerns regarding oil and natural gas exploration and production activities and methods; and,
•	Seasonal limitations on access to work locations.

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

Under fixed price contracts, we agree to deliver projects for a definite, predetermined price and under guaranteed maximum price contracts, we agree to deliver projects for a price that is capped regardless of our actual costs incurred over the life of the project.  Under cost reimbursable contracts with maximum pricing provisions, we are typically compensated for the labor hours expended at agreed‑upon hourly rates plus cost of materials plus any subcontractor costs used; however, there is a stated maximum compensation for the services to be provided under the contract.  Many fixed-price or guaranteed maximum price contracts are for large industrial facilities and public infrastructure projects and present the risk that our costs to complete a project may exceed the guaranteed maximum or fixed-price agreed upon with the client.  The fees negotiated for such projects may not cover our actual costs and desired profit margins.  In addition, many of our customers on fixed or maximum price contracts do not accept escalation clauses regarding labor or material cost increases, including commodity price increases.  If our actual costs for a maximum price project or fixed-price project are higher than we expect, as has occurred in recent years, our profit margins on the project will be reduced or we could suffer a loss that could materially affect our results of operations.

Our use of the percentage‑of‑completion method requires the use of estimates and changes in those estimates could result in a reduction or reversal of previously recorded revenues and profits.

The revenue for our engineering and construction contracts is accounted for on the percentage‑of‑completion method of accounting.  This method of accounting recognizes revenue and profit over the duration of the contract, generally based on the proportion of costs incurred to date, to the total costs expected to be incurred for the project.  Revised estimates of costs and contract revenue are recorded when they are known or can otherwise be reasonably estimated.  The inherent uncertainties in the estimating process make it possible for actual cost and revenue to vary materially from prior estimates, which can result in the reduction or reversal of previously recorded revenues and profits.

Environmental regulations and related compliance investigations may adversely impact our project performance, expose us to liability and could adversely affect our revenue.

A substantial portion of our business is generated either directly or indirectly as a result of laws and regulations related to environmental matters.  In particular, our business involves significant risks including the assessment, analysis, remediation, handling, management and disposal of hazardous substances.  As a result, we are subject to a variety of environmental laws and regulations governing, among other things, discharges of pollutants and hazardous substances into the air and water and the handling and disposal of hazardous waste including nuclear materials and related record keeping requirements.  These laws and regulations and related investigations into our compliance, as it pertains to facility operations and remediation of hazardous substances, can cause project delays and substantial management time commitment and may significantly add to our costs.  Violations of these environmental laws and regulations could subject us to civil and criminal penalties and other liabilities, which can be very large.  Although we have not been subject to any material civil or criminal penalties for violations of these laws to date, we have incurred costs and diverted resources to respond to reviews that have negatively impacted the profitability of some of our projects.  While the costs of these reviews have not been material to our consolidated results of operations in the past, additional or expanded reviews or proceedings on environmental compliance, or any substantial fines or penalties, could affect our profitability and our stock price in the future, or could adversely affect our ability to compete for new business.  Changes in environmental regulations could affect our business more significantly than other firms.  Accordingly, a reduction in the number or scope of these laws and regulations, or changes in government policies regarding the funding, implementation or enforcement of such laws and regulations, could significantly reduce one of our most important markets and limit our opportunities for growth or reduce our revenue.  In addition, any effort by government agencies to reduce the role of private contractors in regulatory programs, including environmental compliance projects, could have material adverse effects on our business.

We may not be successful in growing through acquisitions or integrating effectively any businesses and operations we may acquire.

Our success depends in part on our ability to continually enhance and broaden our service offerings and our service delivery footprint in response to changing customer demands, technology, and competitive pressures.  Numerous mergers and acquisitions in our industry have resulted in a group of larger firms that offer a full complement of single source services including studies, design, engineering, procurement, construction, operations, maintenance, and facility ownership.  To remain competitive, we may acquire new and complementary businesses to expand our portfolio of services, add value to the projects undertaken for clients or enhance our capital strength.  We do not know if we will be able to complete any future acquisitions or whether we will be able to successfully integrate any acquired businesses, operate them profitably, or retain their key employees.

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
•

The risks associated with possible violations of the Foreign Corrupt Practices Act, the United Kingdom Bribery Act of 2010, and other anti‑corruption laws as a result of any acquisition or otherwise applicable to our business; and,

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

Occasionally, we participate in joint ventures where we are not a controlling party. In such instances we may have limited control over joint venture decisions and actions, including internal controls and financial reporting, which may have an adverse impact on our business.

We may be restricted in our ability to access the cash flows or assets from our subsidiaries and joint venture partners upon which we are substantially dependent.

Substantially all of our cash flows and liquidity necessary to meet our operating expenditures and to participate in our internal market are generated by our subsidiaries.  Our ability to access these necessary cash flows may be restricted by certain rules and regulations regarding the financial condition and operational requirements imposed on our foreign subsidiaries that may limit our ability to gain access to the cash flows or assets of these entities.  We do not manage all of these entities.  Even in those joint ventures that we manage, we are often required to consider the interests of our joint venture partners in connection with decisions concerning the operations of the joint ventures.  Our ability to access cash flows from our joint ventures may be restricted by certain rules and regulations imposed on our foreign joint ventures and by joint venture arrangements that may restrict us from gaining access to the cash flows or assets of these entities.  As of December 30, 2016, $46.6 million of our cash included in our consolidated balance sheet was held in bank accounts of our consolidated joint ventures.

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

Our defined benefit pension plans have significant deficits that may grow in the future; deficits require payments over time to meet any underfunded benefit obligations under these plans which can create volatility in our cash flows from operations.

As a result of our acquisition of Halcrow, the Company acquired defined benefit pension plans (also known as “defined benefit pension schemes”) that have significant deficits.  The ongoing funding obligations for the defined benefit pension plans vary from time to time depending on actuarial assumptions outside of the Company’s control, such as discount rates, inflation rates, plan investment returns, and life expectancy of the plan members.  Additionally, certain transactions, such as the October 4, 2016 transaction to restructure the benefits provided to members of the Halcrow Pension Scheme, one of our defined benefit pension schemes, may change our funding obligations.  In order to maintain an adequate funding position over time, the Company continuously reviews these assumptions and mitigates these risks by working with the pension plan trustees and with actuarial and investment advisors.  The Company maintains an ongoing dialog with its pension plan trustees to negotiate a reasonable schedule for cash contributions as required by local regulations.  Certain assumptions that are outside our control, such as discount rates, inflation rates, plan investment returns or life expectancy change over time and impact the level of contributions we have to make relative to the schemes.  As a result, there is an inherent variability to the Company to meet such funding obligations, which could have material adverse effects on our financial position and/or cash flows.

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

•

Political and economic instability and unexpected changes in regulatory environment in countries outside the U.S. or negative attitudes and sentiments towards the U.S. could adversely affect our projects overseas and our ability to repatriate cash.

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

The Price‑Anderson Nuclear Industries Indemnity Act, commonly called the Price‑Anderson Act (“PAA”), is a U.S. federal law, which, among other things, regulates radioactive materials and the nuclear energy industry, including liability and compensation in the event of nuclear related incidents.  The PAA provides certain protections and indemnification to nuclear energy plant operators and DOE contractors.  The PAA protections and indemnification apply to us as part of our services to the U.S. nuclear energy industry and the DOE for new facilities, maintenance, modification, decontamination and decommissioning of nuclear energy, weapons, and research facilities.  We offer similar services in other jurisdictions outside the U.S., provided we believe similar protections and indemnities are available, either through laws or commercial insurance. These protections and indemnifications, however, may not cover all of our liability that could arise in the performance of these services. To the extent the PAA or other protections and indemnifications do not apply to our services, our business could be adversely affected because of the cost of losses associated with liability not covered by the available protections and indemnifications, or by virtue of our loss of business because of these added costs.

Risks associated with doing business in highly corrupt environments and employee, agent or partner misconduct or failure to comply with anti‑bribery and other governmental laws could, among other things, harm our reputation.

The global nature of our business creates various domestic and local regulatory challenges.  In select cases, our operations include projects in developing countries and countries torn by war and conflict.  Many of these countries are rated poorly by Transparency International, the independent watchdog organization for government and institutional corruption around the world.  Further, our operations outside of the U.S. are subject to the Foreign Corrupt Practices Act (“FCPA”), the United Kingdom Bribery Act 2010, and similar anti‑bribery laws in other jurisdictions which generally prohibit companies and their intermediaries from paying or offering anything of value to foreign government officials for the purpose of obtaining or retaining business, or otherwise receiving discretionary favorable treatment of any kind.  In addition, we may be held liable for actions taken by our local partners, subcontractors and agents even though such parties are not always subject to our control.  Any determination that we have violated the FCPA, the United Kingdom Bribery Act 2010, or any similar anti‑bribery laws in other jurisdictions (whether directly or through acts of others, intentionally or through inadvertence) could result in sanctions that could have a material adverse effect on our business and our reputation and on our ability to secure U.S. federal government and other contracts.  While our staff is trained on FCPA, the United Kingdom Bribery Act 2010, and other anti‑corruption laws and we have procedures and controls in place to monitor compliance, situations may arise that could potentially put us in violation of the these regulations and thus negatively impact our business.  In addition, we are also subject to various international trade and export laws.  Any misconduct, fraud, non‑compliance with applicable governmental laws and regulations, or other improper activities by our employees, agents or partners could have a significant adverse impact on our business, financial results and reputation and could subject us to criminal and civil enforcement actions.

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

Construction and maintenance sites are inherently dangerous workplaces and place our employees in close proximity to dangers of the work site, such as mechanized equipment, moving vehicles, chemical and manufacturing process and materials.  While we routinely plan and implement site-specific safety programs and training for our employees and subcontractors.  Our failure to maintain and implement adequate safety standards and procedures could have a material adverse impact on our business, financial condition and results of operations.

Our businesses can be materially and adversely affected by severe weather.

Severe weather has in the past and can in the future create conditions that adversely affect our ability to complete specific projects on time or without excess costs. Such adverse weather conditions may include:

•	Evacuation of personnel and curtailment of services which may be temporary in nature;
•	Increased labor and materials costs in areas impacted by weather and subsequent increased demand for labor and materials for repairing and rebuilding;
•	Weather related damage to our jobsites or facilities;
•	Inability to deliver materials to jobsites in accordance with contract schedules;
•	Loss of productivity; and,
•	Inability to complete projects in accordance with project schedules.

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

Rising inflation and increases to interest rates and construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts.

Rising inflation could result in reduced demand for our services as inflationary pressures can prompt our public, government and commercial clients to reduce or eliminate spending.  Further, increasing inflation could have an adverse impact on our costs of operations as increasing inflation could increase the cost of certain services or products used in delivering our services.

This risk is further heightened because in some instances we may bear some or all of the risk of rising inflation in our fixed price and guaranteed maximum price contracts which make up a significant portion of our revenue.  In addition, if we expand our business into markets and geographic areas where fixed price work is more prevalent, inflation may have a larger impact on our results of operations in the future.  Therefore, increases in inflation, interest rates or construction costs could individually or collectively have a material adverse impact on our business and financial results.

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

Our present assessment of the insurance market is that there is adequate capacity to cover our insurance needs, but the cost of insurance may rise.  Currently our insurance and bonds are purchased from several of the world’s leading and financially stable providers often in layered insurance or co‑surety arrangements.  The built‑in redundancy of such arrangements usually enables us to call upon existing insurance and surety suppliers to fill gaps that may arise if other such suppliers become financially unstable, however, this may not always be the case.  Our risk management personnel continuously monitor the developments in the insurance market and financial stability of the insurance providers.

Actual results could differ from the estimates and assumptions used to prepare our financial statements.

In order to prepare financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions as of the date of the financial statements which affect the reported values of our assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities.  Any changes in our estimates or assumptions could adversely affect our results of operations and result in future impairment charges.  Areas requiring significant estimates by us include:

•	Recognition of contract revenue, costs, profit or losses in applying the percentage‑of‑completion method of accounting;
•	Recognition of recoveries under contract change orders or claims;
•	Collectability of billed and work‑in‑process unbilled accounts receivables and the need for and the amount of allowances for problematic accounts;
•	Estimated amounts for anticipated project losses, warranty costs and contract close‑out costs;
•	Determination of liabilities under pension and other postretirement benefit programs;
•	Accruals for self-insurance programs for medical, workers compensation, general liability and professional liability;
•	Recoverability of deferred tax assets and the related valuation allowances, and accruals for uncertain tax positions;
•	Stock option valuation model assumptions;
•	Accruals for other estimated liabilities;
•	Employee incentive plans; and,
•	Asset valuations.

We rely on information systems to conduct our business, and failure to protect these systems against security breaches could adversely affect our business and results of operations.  Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.

Because of recent advancements in technology and well‑known efforts on the part of computer hackers and cyber terrorists to breach data security of companies, we face risks associated with potential failure to adequately protect critical corporate, client, and employee data which, if released, could adversely impact our client relationships, our reputation, our operational capabilities and results, and violate privacy laws and other applicable laws and regulations. As part of our business, we develop, receive and retain confidential and sensitive data about our company and our clients including the U.S. federal.

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

Further, there is increasing public attention on the importance of cyber security relating to critical infrastructure. This creates the potential for future developments in the regulatory approach to this area, which may adversely impact our clients and how we offer our services to our clients.

Risks Related to Our Internal Market, Including Continuing Liquidity Risk in Repurchasing Stock

We are an employee-controlled professional engineering services firm.  As a result, ownership of our common stock and the ability to trade shares of our common stock on our internal market has been largely limited to “eligible employee stockholders,” which includes certain active and former employees, directors, eligible consultants and benefit plans and, under limited circumstances at our discretion, other third-parties.  At a special meeting held on February 19, 2015, our stockholders approved certain measures, including amendments to our restated certificate of incorporation, intended to facilitate investments in our common or preferred stock, including preferred stock convertible into common stock, by third-party investors who we refer to as “outside investors.”  On June 24, 2015, we sold and issued an aggregate of 3,214,400 shares of our Series A Preferred Stock to Apollo for an aggregate purchase price of approximately $200.0 million in a private placement. On April 11, 2016, we sold and issued an additional 1,607,200 shares of Series A Preferred Stock to Apollo for an aggregate purchase price of approximately $100.0 million in a second closing subject to the conditions within the Subscription Agreement.  Total proceeds from the 2016 preferred stock offering were $99.8 million, net of issuance costs of $0.2 million.  Our outside investors, including Apollo, may transfer our stock other than through the internal market, subject to any contractual limitations that we and the outside investor agree upon.  In addition, certain other rights and restrictions in our restated certificate of incorporation are applicable to eligible employee stockholders, but are not applicable to outside investors who may hold our common or preferred stock from time to time.

Unlike public companies whose stock is traded on a securities exchange, there is no public market for our common stock, which is traded exclusively on the internal market we established in 2000 to provide liquidity to eligible common stockholders.  The following are significant risks that arise from the restrictions on selling our common stock and the operation of the internal market and are not typical risks associated with publicly traded stock of other companies you may be familiar with.  Accordingly, you should consider the following risks in connection with any investment in our common stock.   For a detailed discussion of the operation of our internal market and the transfer restrictions on our common stock, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K for the year ended December 30, 2016.  Members of our Board of Directors and our management have historically participated in the internal market by purchasing and selling shares of our common stock on various trade dates.  We expect that members of our Board of Directors and our management will continue to trade shares on the internal market from time to time, although such transactions are solely at the discretion of each individual.

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

While we intend for the internal market to provide some degree of liquidity to eligible employee stockholders, we are under no obligation to continue to maintain the internal market and there can be no assurance that there will be enough orders to purchase shares to permit eligible employee stockholders to sell their shares on the internal market at the time of their choosing.  Our internal trading market generally experiences trade imbalances, with more sell orders than buy orders on each trade date.  Under the internal market rules, we may participate in the internal market as a buyer of common stock if there are more sell orders than buy orders in the market, and we generally have elected to do so in the past to some extent, although we are under no obligation to do so and will not guarantee market liquidity.  Beginning in the second half of 2014, as result of adverse operating results, reduced liquidity and other factors, we have limited the amount of money allocated to purchasing shares in the internal market, resulting in limitations on the number of shares eligible employee stockholders can sell in the internal market.  We expect that we will continue to impose limitations on the amount of funds allocated to purchasing shares on the internal market trade dates that are currently expected to occur in 2017 and beyond.

We determine whether to participate in the internal market on a quarterly basis and do not set aside funds in advance to purchase shares of common stock in order to balance sell orders and buy orders on future trade dates.  Prior to each quarterly trade date, we review the outstanding orders and any resulting imbalance between sell orders and buy orders and make a determination whether or not we should participate in the internal market by buying shares of common stock in order to help balance the number of sell orders and buy orders.  In making that determination, our management and Board of Directors consider prevailing circumstances, including our financial condition and results of operations, our available cash and capital resources, including the borrowing capacity available pursuant to the terms of our Amended Credit Agreement and other sources of liquidity, expected current and future needs for cash to fund our operations, anticipated contingencies and other factors.  Any of those considerations, or other considerations that may arise in the future, could cause our management or Board of Directors to decide that we will participate in the internal market only on a limited basis (i.e. “partially clear” the market), in which case we would purchase some, but not all, of the shares of common stock subject to sell orders in excess of the number of buy orders on the applicable trade date, as has been the case on recent trade dates.  Furthermore, such considerations could cause our management or Board of Directors to decide not to purchase any shares of common stock on any trade date, either on a one-time basis, or on a going-forward basis in accordance with internal market rules.  In addition, in September 2016, our principal revolving credit facility was amended to include a limitation on the amount we may spend to repurchase our common stock in connection with its employee stock ownership program and to make legally required repurchases of common stock held in benefit plan accounts.  Furthermore, the Certificate of Designation prevents us from, among other things, repurchasing shares of common stock from eligible employee stockholders in the internal market or otherwise in excess of certain negotiated pre-approved amounts without the consent of the holders of at least a majority of the then outstanding shares of our Series A Preferred Stock.  If we sell additional shares of preferred stock or common stock to other outside investors, the contractual terms governing such investments could also impose additional direct or indirect limitations on our ability to conduct repurchases.

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

Together with prudent management of our resources for operating cash needs, we expect that the amounts that we will be able to spend to clear sell orders on the trade dates that are currently expected to occur in 2017 and beyond will continue to be severely restricted.  Our Board of Directors and management anticipate that the internal market will only partially clear, and some sell orders will be only partially filled, on such trade dates.  Consequently, insufficient buyer demand could continue to cause sell orders to be limited, or could prevent the internal market from opening on any particular trade date, either of which could cause delay in eligible employee stockholders’ ability to sell their common stock.  If our stock price declines from the time eligible employee stockholders want to sell to the time they become able to sell, they could suffer partial or total loss of their investment.  No assurance can be given that eligible employee stockholders desiring to sell all or a portion of their shares of common stock will be able to do so.

Legal requirements to repurchase shares of our common stock held through our 401(k) plan may constrain our ability to purchase shares in the internal market, which could delay or prevent sales by eligible employee stockholders who want to sell their common stock and result in the loss of all or part of their investment.

A significant portion of our outstanding shares of common stock are owned by eligible stockholders, including former and retired employees, through the CH2M HILL Retirement and Tax-Deferred Savings Plan (the “401(k) Plan”), which is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).  We are legally required to repurchase shares of our common stock held through the 401(k) Plan under certain circumstances, primarily related to separation from employment or retirement of eligible employee stockholders, and within the time periods prescribed by ERISA and the documents governing the terms of the 401(k) Plan.  In some cases, our obligation to repurchase such shares of common stock arises if the former employee makes a request to liquidate their holdings of our common stock and in other cases the requirement is automatically triggered upon the former employee reaching a certain age.  Accordingly, we are not able to predict the precise timing or amount of legally required repurchases we will be required to make in any future period.  As of December 30, 2016, the aggregate amount of our common stock that we could be legally required to repurchase had a value of up to $123.9 million, at the then-current stock price established by our Board of Directors.  If we were to fail to make such legally required repurchases within the applicable time periods, we would be in violation of the terms of ERISA. In order to satisfy our obligation to make legally required repurchases, we could be required to expend significant funds, which could reduce our liquidity and limit the amount of funds available to purchase other shares of our common stock offered on the internal market on any trade date, or prevent such repurchases on the internal market entirely. Consequently, our obligation to make legally required repurchases could cause sell order amounts to be limited, or could prevent the internal market from opening on any particular trade date, either of which could cause delay in eligible stockholders’ ability to sell their common stock. If our stock price declines from the time eligible stockholders want to sell to the time they become able to sell, they could suffer partial or total loss of their investment. No assurance can be given that eligible stockholders desiring to sell all or a portion of their shares of common stock will be able to do so.

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

Moreover, changes to the rules under which the internal market operates could affect different stockholders in different ways; for example, by prioritizing certain transactions in stock held through employee benefit plans over transactions in stock held directly. The Certificate of Designation prevents us from, among other things, repurchasing shares of common stock from eligible employee stockholders in the internal market or otherwise at a valuation inconsistent with our normal quarterly practice without the consent of the holders of at least a majority of the then outstanding shares of our Series A Preferred Stock.  Similarly, if we sell additional shares of preferred stock or common stock to an outside investor, the contractual terms governing such investment could impose additional direct or indirect limitations on the Board of Directors’ ability to change the internal market rules or require any such change to affect outside investors differently than it affects stockholders.  If our common stock price declines from the time stockholders want to sell to the time they become able to sell, they could suffer partial or total loss of their investment.

The Company may be unable to or may decide to not provide sufficient liquidity to enable the sale of all or a portion of shares offered for sale and may not be able to continue proration or allocation of sales at current levels or at all.

The ability of the Company to provide sufficient liquidity or capital to participate in the internal market at all or to participate at recent levels may be restricted by, without limitation, the number of shares offered for sale, other corporate opportunities, or the ability of the Company to generate enough liquidity.  In the year ended December 30, 2016, we experienced project losses and other adverse operating results, including additional cost growth of $121.3 million on a fixed-price transportation contract to design and construct roadway improvements on an expressway in the southwestern United States, and $301.5 million on a fixed-price EPC project in Australia through a consolidated joint venture with an Australian construction contractor to engineer, procure, construct and start-up a combined cycle power plant to supply power to a large liquefied natural gas facility in Australia.  While we may recover a significant portion of such losses from the clients, and we intend to pursue recovery vigorously, we currently anticipate these losses will constrain our cash flow and liquidity.  In the context of our current debt structure and projected cash needs, the Company may be unable to or may decide to not provide sufficient liquidity to participate in the internal market at all or at current levels until our cash flow and liquidity constraints are resolved.

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

Our Amended Credit Agreement and the Certificate of Designations for our Series A Preferred Stock contain covenants that may restrict the Company’s ability to conduct certain repurchases of shares of capital stock in the internal market.

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

Both our Amended Credit Agreement and the Certificate of Designations for our Series A Preferred Stock limit our ability to repurchase shares of our common stock in the internal market on any trade date and, under certain circumstances may prevent us from repurchasing shares on a trade date.

The Amended Credit Agreement provides that we may spend up to $75.0 million (less the amount of any legally required repurchases of common stock held in benefit plans) to repurchase our common stock in in the internal market during the three quarter period ending March 31, 2017. Thereafter, we may spend up to $100.0 million (less the amount of any legally required repurchases of common stock held in benefit plans) to repurchase common stock in in the internal market) during each rolling four quarter period.  Moreover, in order to make any repurchases in the internal market, we must not be in default under the terms of the Amended Credit Agreement and both before and after giving effect to such repurchases we must be in pro forma compliance with the financial covenants contained in the Amended Credit Agreement.

In 2017, under the Certificate of Designation, the Company is permitted to repurchase shares of common stock in an amount determined by a formula based upon our cash flow from operations, minus capital expenditures, for fiscal 2016.  Based upon our results of operations for fiscal year 2016, the Company is prohibited from repurchasing shares of common stock in the internal market, except as legally required, unless it is able to obtain the consent of the holders of at least a majority of the Series A Preferred Stock.  On January 17, 2017, the Company received from the Series A Preferred Stock holder, an acknowledgment and consent permitting the Company to spend up to $25.0 million, in the aggregate, to repurchase shares of common stock in the first trade of 2017 related to the 2016 third quarter financial results.  No assurance can be given that in the future the Company will be able to obtain an acknowledgment and consent from the Series A Preferred Stockholder permitting the Company to repurchase common stock in the internal market if such an acknowledgment and consent is required.

Based on these limitations and other factors including adverse operating results and reduced liquidity, we expect that the amounts that we will spend to repurchase shares in the internal market in 2017 and beyond will continue to be severely limited and could prevent the internal market from opening on any particular trade date, either of which could delay an eligible employee stockholders’ ability to sell their common stock.  If our stock price declines from the time eligible employee stockholders want to sell to the time they become able to sell, they could suffer partial or total loss of their investment.  No assurance can be given that eligible employee stockholders desiring to sell all or a portion of their shares of common stock will be able to do so.

Future changes in our capital structure to provide greater liquidity or access to greater liquidity may interrupt, substantially alter, or cease the operation of our internal market.

In order to provide greater liquidity to the Company to meet future capital needs, the Company is beginning to consider transformational alternatives to our internal market and the capital structure of the Company.  These transformational alternatives may include, but are not limited, to an initial public offering, issuance of additional Series A Preferred Stock to Apollo or other investors, issuance of preferred stock or common stock to other outside, non-employee investors, or seeking partners for a merger or other business combination for the Company.

If the Company elects to pursue any one or any combination of transformational alternatives to our capital structure and received any necessary stockholder approval to proceed, obligations resulting from the laws, regulations or agreements between parties to achieve the chosen capital structure transformation alternative could cause sell order amounts to be limited, could prevent the internal market from operating for a certain period or periods of time, could cause delays in the opening of the internal market trade dates or could result in the cessation of the internal market altogether.  Any of these changes could cause a delay in eligible stockholders’ ability to sell their common stock.  If our stock price declines from the time eligible stockholders want to sell to the time they become able to sell, they could suffer partial or total loss of their investment.  No assurance can be given that eligible stockholders desiring to sell all or a portion of their common stock will be able to do so.

The limited market and common stock transfer restrictions applicable to eligible stockholders, as well as rights and restrictions in our restated certificate of incorporation and bylaws, will likely have anti‑takeover effects.

Only the Company, members of our Board of Directors, certain consultants and certain eligible employees may purchase our common stock through our internal market.  We also have significant restrictions on the transfer of our common stock by stockholders outside of the internal market.  These limitations make it extremely difficult for a potential acquirer who does not have the prior consent of our Board of Directors and any necessary approval of the stockholders to attain control of our company, regardless of the price per share an acquirer might be willing to pay and whether or not our stockholders would be willing to sell at that price.  In addition, other provisions in our restated certificate of incorporation and bylaws impose a sixty six and two thirds percent (66 2/3%) stockholder approval requirement for any amendment to our bylaws proposed by a stockholder and impose a requirement that our employees constitute a majority of the Board of Directors at all times, which may make it more difficult for a potential acquirer to gain control of our company without the prior consent of our Board of Directors.  The Certificate of Designation also prevents us from, among other things, effecting certain liquidation events (including a sale of the Company) and changes of control in which the holders of Series A Preferred Stock would receive less than $600.0 million in cash or liquid assets without the consent of the holders of at least a majority of the then outstanding shares of our Series A Preferred Stock.

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

On June 24, 2015, we sold and issued an aggregate of 3,214,400 shares of our Series A Preferred Stock to Apollo for an aggregate purchase price of approximately $200.0 million in a private placement. On April 11, 2016, we sold and issued an additional 1,607,200 shares of Series A Preferred Stock to Apollo for an aggregate purchase price of approximately $100.0 million in a second closing subject to the conditions within the Subscription Agreement.  As holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock as a single class on all matters submitted to a vote of our common stockholders, the issuance of the Series A Preferred Stock to Apollo has effectively reduced the relative voting power of the holders of our common stock.

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

As of December 30, 2016, the shares of Series A Preferred Stock owned by Apollo represent approximately 17% of the voting rights of our common stock, on an as-converted basis. As a result, Apollo has the ability to influence the outcome of any matter submitted for the vote of our stockholders.

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

Dividends on the Series A Preferred Stock are cumulative and accrue quarterly, whether or not declared by our Board of Directors, at the rate of 5.0% per annum on the sum of the Original Issue Price plus all accrued and unpaid dividends thereon. After June 24, 2020, the rate at which dividends accrue may increase from 5.0% to 10.0% or 15.0% if our stockholders do not approve a sale of the Company which has been recommended by our Board of Directors or subsequently do not approve certain other actions to facilitate an initial public offering.  Dividends accruing on shares of Series A Preferred Stock prior to June 24, 2020 are not paid in cash or in kind but are added to the liquidation preference of the Series A Preferred Stock pursuant to the Certificate of Designation.  After June 24, 2020, dividends accruing on shares of Series A Preferred Stock will be payable in cash at the election of our Board of Directors.  In addition, under certain circumstances set forth in the Certificate of Designation, after June 24, 2020, dividends accrued on shares of Series A Preferred Stock will be payable in cash or in kind at the election of the holders of a majority of the outstanding shares of Series A Preferred Stock. In addition to the dividends accruing on shares of Series A Preferred Stock described above, if we declare certain dividends on our common stock, we will be required to declare and pay a dividend on the outstanding shares of our Series A Preferred Stock on a pro rata basis with the common stock, determined on an as-converted basis.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our operations are conducted primarily in leased properties in 39 countries throughout the world.  Our corporate headquarters are located 9191 S. Jamaica Street, Englewood, Colorado.  We believe our current facilities, which include leases for approximately 2.7 million square feet worldwide, are adequate for the operation of our business.

Item 3.  Legal Proceedings

We are party to various legal actions arising in the normal course of business.  Because a large portion of our business comes from U.S. federal, state and municipal sources, our procurement and certain other practices at times are subject to review and investigation by various agencies of the U.S. government and state attorneys’ offices.  Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. government contracting.  These investigations often take years to complete and many result in no adverse action or alternatively could result in settlement.  Damages assessed in connection with and the cost of defending any such actions could be substantial.  While the outcomes of pending proceedings and legal actions are often difficult to predict, management believes that proceedings and legal actions currently pending would not result in a material adverse effect on our results of operations or financial condition even if the final outcome is adverse to the Company.

Many claims that are currently pending against us are covered by our professional liability insurance after we have exhausted our self-insurance requirement, which is currently $20.0 million per policy year.  Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  Subject to the foregoing, the following legal proceedings that have not yet been terminated through settlement are not probable of payment at this time but are disclosed because an adverse outcome with regard to any one or a combination of these legal proceedings could have a future material adverse impact on our financial condition, cash flows or results of operations.

CH2M-WG Idaho, LLC (“CWI”), owned 50.5% by CH2M HILL Constructors, Inc., a wholly owned subsidiary of CH2M HILL Companies, Ltd., is a remediation contractor for the U.S. Department of Energy (“DOE”) at the Idaho National Laboratory site. The original remediation contract was to run from May 2005 through September 2012, and was extended through September 2015.  CWI currently has a disagreement with DOE concerning what CWI’s final fee should be for the base contract period from May 2005 through September 2012.  In December 2013, the DOE issued a final determination that was approximately $30.0 million less than CWI expected to receive in the fee determination.  On March 6, 2014, CWI filed a Certified Claim with the Contracting Officer for a total fee owed of $40.1 million.  The Certified Claim was rejected through a Contracting Officer’s Final Decision in May 2014, and CWI filed its appeal to the Civilian Board of Contract Appeals on May 30, 2014. The trial was held April 12 through 28, 2016, and the post-trial briefing phase is now complete.  We are awaiting the decision from the Board.  Based on information presently known to management, we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

In 2003, the Municipality of Anchorage, Alaska (“Municipality”) began its Port of Anchorage Intermodal Expansion Project by entering into Memoranda of Understanding with the Maritime Administration (“MarAd”).  MarAd contracted with Integrated Concepts and Research Corporation (“ICRC”) to perform certain design and construction-related work on the project.  In 2006, ICRC subcontracted certain project design work to PND Engineers, Inc. (“PND”).  In 2006, PND subcontracted some limited portions of its work to VECO, Inc. (n/k/a CH2M HILL Alaska, Inc.).  During the design phase, PND’s proprietary design, the Open Cell Sheet Pile system (“OCSP”) was recommended as the preferred design alternative on the project.  VECO issued two documents, one in 2006 and one in 2007.  On March 8, 2013, the Municipality filed suit against ICRC, PND, and CH2M HILL Alaska, Inc. in the Superior Court for the State of Alaska, Third Judicial District at Anchorage.  Four additional parties (GeoEngineers, Inc.; Terracon Consultants, Inc.; Colaska, Inc.; and MKB Constructors) were later added to the litigation.  The matter was later transferred to the United States District Court for the District of Alaska.  The Municipality alleged the project suffered from design and construction deficiencies, and initially claimed damages against all defendants of approximately $340.0 million.  The Municipality’s claims against CH2M HILL Alaska, Inc. ultimately included claims for professional negligence, negligence, and negligent misrepresentation.  The Court issued a ruling on October 31, 2016, granting CH2M HILL Alaska, Inc.’s motion for summary judgment as to negligence, negligent misrepresentation, and the portion of the professional negligence claim relating to VECO’s 2007 report.  The Municipality has also filed suit against MarAd in the Court of Federal Claims related to the Project.  On January 6, 2017, the Municipality and CH2M HILL Alaska, Inc. reached a settlement for an immaterial amount under fair and reasonable terms, and the Municipality dismissed CH2M HILL Alaska, Inc. with prejudice from the litigation.

In 2009, URS-CH2M HILL Amtrak Joint Venture, a joint venture formed by CH2M HILL, Inc., a wholly owned subsidiary of CH2M HILL Companies, Ltd., and URS Corporation (“URS”) was contracted by Amtrak to provide Program Management Oversight and administration services for the Amtrak Improvements Project, a $1.3 billion Amtrak-awarded stimulus funded under the American Recovery and Reinvestment Act.  This ongoing appointment includes over 366 projects involving improvements to bridges, communications and systems, electrical transmission, stations, security, railroad ties, etc.  On July 17, 2014, Amtrak’s Office of Inspector General served a subpoena duces tecum on CH2M HILL, Inc. and joint venture partner, URS, requesting multiple categories of records.  Following CH2M HILL, Inc.’s production of documents in compliance with the subpoena, the U.S. Attorney’s Office in Philadelphia contacted CH2M HILL, Inc.’s outside counsel in January 2016 and has since asserted potential violations of the federal False Claims Act resulting in excess of $3.0 million in claims.  CH2M HILL, Inc. and the federal government have reached a settlement in principle under fair and reasonable terms to settle the government’s civil False Claims Act claims.  On February 27, 2017, the parties reached a settlement pursuant to which CH2M HILL, Inc. and its joint venture partner will pay the United States federal government $1.5 million.

In 2012, CH2M HILL Australia Pty Limited entered into a 50/50 integrated joint venture with UGL Infrastructure Pty Limited (“UGL”), an Australian construction contractor (“CH2M-UGL JV” or “JV”).  The JV entered into a Consortium Agreement with General Electric and GE Electrical International Inc (“Consortium”).  The Consortium was awarded a contract by JKC Australia LNG Pty Limited (“JKC”) for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant (the “Project”) for INPEX Operations Australia Pty Limited (“Inpex”) at Blaydin Point, Darwin, NT, Australia (the “Subcontract”).  On January 24, 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach.  The Consortium also demobilized from the work site.  The Consortium issued a termination letter which described JKC’s failure to properly administer the Subcontract.  JKC’s failures include, among other things, (1) a failure to provide fuel gas by the milestone date and (2) delay in the provision of electrical load against the previously advised program.  There are a number of other omissions and interferences by JKC with respect to completing site documentation that have also contributed to the Consortium’s decision to terminate the Subcontract.  JKC has claimed that the Consortium’s termination was not valid.  JKC claims the Consortium has abandoned the work and, as such, JKC has now purported to terminate the Subcontract.  The Consortium and JKC are now in dispute over the termination.  The Consortium expects to file arbitration claims against JKC, and anticipates that JKC will file claims back.  We expect the arbitration to be lengthy and at this time are unable to predict the timing of resolution or the outcome of disputes, but the outcome could be materially adverse to our results of operations, cash flow and financial condition.  The primary dispute over the termination is to be decided in an International Chamber of Commerce arbitration in Singapore.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

CH2M has a long history as an employee-controlled professional engineering services firm.  Our common stock was, in the past, only available to be owned by certain active and former employees, directors, eligible consultants and benefit plans and their participants and, under limited circumstances at our discretion, other third-parties.  We refer to those eligible owners of our common stock as our “eligible employee stockholders.”  In 2015, our stockholders approved certain measures, including amendments to CH2M’s restated certificate of incorporation, intended to facilitate investments in CH2M's common or preferred stock, including preferred stock convertible into common stock, by third-party investors, who we refer to as “outside investors,” and to permit such outside investors to transfer CH2M common stock other than through the internal market, subject to any contractual limitations CH2M and the outside investor agree upon.  In addition, certain other rights and restrictions in our restated certificate of incorporation are applicable to eligible employee stockholders, but are not applicable to outside investors who may hold common or preferred stock in CH2M from time to time.

There is no market on which our stock may be purchased by the general public.  In order to provide liquidity for our stockholders, in 2000 CH2M established an Internal Market (“Internal Market”) operated through an independent broker, currently Neidiger, Tucker and Bruner, Inc. (“NTB”).

The Internal Market enables eligible employee stockholders to offer to sell or purchase shares of our common stock on predetermined days (each, a “Trade Date”).  The Trade Dates are determined by our Board of Directors in it sole discretion and generally occur on a quarterly basis.  Unlike public companies whose stock is traded on a national securities exchange, the price of our common stock is determined by our Board of Directors, generally on a quarterly basis in conjunction with the determination and announcement of quarterly Trade Dates based on a company fair valuation methodology that is intended to establish a price for our common stock that represents fair value as of the applicable Trade Date.  After our Board of Directors determines the stock price for use on the next Trade Date, all eligible employee stockholders are advised as to the new stock price and the next Trade Date.

Purchases of common stock on the Internal Market are restricted to the following authorized buyers:

•	Our employees, directors and certain eligible consultants;
•	Trustees of the benefit plans (on behalf of plan participants); and,
•	Administrator of the Payroll Deduction Stock Purchase Plan (“PDSPP”) (on behalf of PDSPP participants).

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

Our Internal Market is managed through an independent broker, currently NTB.  On each Trade Date, NTB acts upon instructions, or “orders,” from the buyers and sellers to trade shares of our common stock at the stock price set by our Board of Directors and in accordance with the Internal Market rules.  All sellers on the Internal Market, other than CH2M and the trustees of the CH2M HILL Companies, Ltd. Amended and Restated 401(k) Plan (the “401(k) Plan”), pay NTB a commission fee equal to three tenths of one percent (0.3%) of the proceeds from such sales.  No commission is paid by buyers on the Internal Market.  NTB does not play a role in determining the price of our common stock and is not affiliated with CH2M.  Individual stock ownership account records are currently maintained by our in-house transfer agent.

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

CH2M may, but is not obligated to, purchase shares of common stock on the Internal Market on any Trade Date at the price in effect on that Trade Date, but only to the extent that the number of shares offered for sale by eligible employee stockholders exceeds the number of shares sought to be purchased by authorized buyers.  The decision whether or not CH2M will purchase shares in the Internal Market, if the Internal Market is under-subscribed, is solely within the discretion of our management and Board of Directors, and we generally will not notify eligible employee stockholders as to whether or not we will participate prior to the Trade Date.  Eligible employee stockholders should understand that there can be no assurance that they will be able to sell their stock without substantial delay or at all on the Internal Market.  In making the determination as to whether to participate in an under-subscribed market on any trade date, CH2M’s management and Board of Directors consider relevant factors in light of prevailing circumstances, including our financial condition and results of operations, our available cash and capital resources, including the limits that CH2M may spend on share repurchases and the borrowing capacity available pursuant to the terms of our Amended Credit Agreement and other sources of liquidity, limitations on repurchases contained in our Certificate of Designation, other contractual terms agreed to with any outside investor, expected current and future needs for cash to fund our operations, anticipated contingencies and other factors.  Depending on prevailing circumstances, we may consider other factors from time to time in connection with the decision whether or not to participate in an under-subscribed market on any particular Trade Date.

If the aggregate number of shares offered for sale on the Internal Market on any Trade Date is greater than the number of shares sought to be purchased and CH2M’s management and Board of Directors determine to limit the amount of money expended by CH2M to repurchase shares in the Internal Market, or not to participate in the Internal Market, sell orders submitted by eligible employee stockholders will be subject to proration or allocation, meaning that sell orders will be accepted as follows:

•

Proration.  If enough buy orders are received to purchase all the shares offered by each eligible employee stockholder who wants to sell fewer than 500 shares, which we refer to as the “proration threshold,” and at least 500 shares from each other seller, then all sell orders will be accepted up to the first 500 shares and the portion of any sell orders exceeding 500 shares will be accepted on a pro-rata basis.  In other words, every eligible employee stockholder selling 500 or fewer shares would sell all of such shares, while eligible employee stockholders seeking to sell more than 500 shares would sell 500 shares plus a portion of the remainder of the shares they are offering.  The proration threshold is subject to change at the discretion of our Board of Directors and any change to the proration threshold will be announced in advance of the Trade Date on which the change will take effect.

•

Allocation.  If not enough buy orders are received to give effect to the proration described above, then the purchase orders will be allocated equally to each seller.  For example, if there are only enough buy orders to purchase up to 100 shares from every seller, then every seller will sell the same number (100) of shares (except eligible employee stockholders who want to sell fewer than 100 shares, who would sell the exact number of shares they specify in their sell orders) even though some sellers may be seeking to sell only 100 (or fewer) shares, while others are seeking to sell considerably more shares.

In any such case, all shares of common stock offered by any eligible employee stockholder for sale but not sold on that Trade Date would remain the property of the eligible employee stockholder and held in the their name or applicable account and the eligible employee stockholder will have to submit a new sell order in order to sell such shares on a subsequent Trade Date.

CH2M experienced project losses and other adverse operating results in recent periods, which has constrained our cash flow and liquidity.  In addition, CH2M’s principal revolving credit facility included limitations on the amount CH2M may spend to repurchase its common stock in the Internal Market in connection with its employee stock ownership program up to $75.0 million during the three quarter period ending March 31, 2017 and, thereafter, up to $100.0 million during a rolling four quarter period less the amount of any legally required purchases of common stock held in benefit plans.  Additionally, the covenants contained within CH2M’s Certificate of Designation of the Series A Preferred Stock prohibit the repurchase by the Company of shares of our common stock in excess of negotiated pre-approved amounts.  As a result of these factors and others, CH2M management and Board of Directors determined to participate only to a limited extent in the Internal Market during 2016.

For the March 2016 Trade Date, CH2M allocated an aggregate of $26.4 million towards purchasing shares on such Trade Date, not including any legally required repurchases of shares held in benefit plan accounts and employee placed orders of $4.9 million to purchase shares.  The total funds available were less than the amount necessary to purchase all of the shares offered on the Internal Market for the March 2016 Trade Date, so eligible employee stockholders were subject to a cap equal to 500 shares, plus approximately 10% of the remaining shares in their order on the number of shares they could sell.  For the June 2016 Trade Date, CH2M allocated an aggregate of $25.0 million towards purchasing shares, not including any legally required repurchases and employee placed orders of $3.2 million to purchase shares.  The total funds available were less than the amount necessary to purchase all of the shares offered on the Internal Market for the June 2016 Trade Date, so eligible employee stockholders were subject to a cap equal to 500 shares, plus approximately 17% of the remaining shares in their order on the number of shares they could sell.  For the September 2016 Trade Date, CH2M allocated $10.0 million towards purchasing shares, not including any legally required repurchases and employee placed orders of $3.4 million to purchase shares.  The total funds available were less than the amount necessary to purchase all of the shares offered on the Internal Market for the September 2016 Trade Date, so eligible employee stockholders were subject to a cap equal to approximately 297 shares on the number of shares they could sell.

As disclosed in a Form 12b-25 filed with the Securities and Exchange Commission on November 15, 2016, CH2M delayed filing its Form 10-Q for the third fiscal quarter ended September 30, 2016 due to an Audit Committee investigation into potential accounting errors with respect to the timing and amount of certain project cost overruns reported in 2015.  As a result of this delay, CH2M did not hold a Trade Date during the fourth quarter of 2016, and instead the Board of Directors determined to hold a Trade Date on February 10, 2017 following the filing of our Form 10-Q for the third fiscal quarter ended September 30, 2016 on January 20, 2017 with the Securities and Exchange Commission.  For the February 2017 Trade Date, CH2M allocated an aggregate of $10.0 million towards purchasing shares on such Trade Date, not including any legally required repurchases of shares held in benefit plan accounts and employees placed orders of $5.0 million to purchase shares.  The total funds available were less than the amount necessary to purchase all of the shares offered on the Internal Market for the February 2017 Trade Date, so eligible employee stockholders were subject to a 260 share cap on the number of shares they could sell.

In 2017, the Company will continue to have restrictions regarding how much it can spend to repurchase shares in the Internal Market.  As noted above, CH2M’s principal revolving credit facility limits the amount CH2M may spend to repurchase its common stock in the Internal Market to up to $100.0 million during the rolling four quarter period beginning April 1, 2017, less the amount of any legally required purchases of common stock held in benefit plans.  Additionally, in 2017, the Certificate of Designation for the Series A Preferred Stock prohibits the repurchase by the Company of shares of our common stock in excess of negotiated pre-approved amounts determined by a formula based upon our “Free Cash Flow” or cash flow from operations, minus capital expenditures, for fiscal 2016.  Our Free Cash Flow was negative for fiscal year 2016, and as a result, other than certain specified exemptions, the Company is prohibited from repurchasing shares of common stock in the Internal Market, except as legally required, unless it is able to obtain the consent of the holders of at least a majority of the Series A Preferred Stock.  On January 17, 2017, the Company received from the Series A Preferred Stockholder, an acknowledgment and consent permitting the Company to spend up to $25.0 million, in the aggregate, to repurchase shares of common stock in connection with legally required distributions and to participate as a buyer in the Internal Market on the February 2017 Trade Date.  No assurance can be given that in the future the Company will be able to obtain an acknowledgment and consent from the Series A Preferred Stockholder permitting the Company to repurchase common stock in the internal market if such an acknowledgment and consent is required.

Regardless of any bank covenant or charter limitation, CH2M’s management and Board of Directors could determine to limit the amount of money expended by CH2M to repurchase shares in the Internal Market, or not to participate in the Internal Market at all, either of which would result in proration of sell orders that stockholders may place for trades on the next Trade Date.  In addition, CH2M’s Board of Directors could determine to suspend trading on the Internal Market in order to provide time to evaluate the ability to adequately provide for proration and to conserve CH2M’s cash reserves and available liquidity.  Since the September 26, 2014 trade, CH2M has limited the amount expended to repurchase shares in the Internal Market.  We expect that the amounts CH2M will be able to spend to repurchase shares in subsequent Trade Dates will continue to be restricted, and CH2M’s Board of Directors and management anticipate that some sell orders will be only partially filled on such Trade Dates.

We may sell shares or impose limitations on the number of shares that an individual eligible employee stockholder may purchase if the Internal Market is over-subscribed.  To the extent that the aggregate number of shares sought to be purchased exceeds the aggregate number of shares offered for sale, we may, but are not obligated to, sell authorized but unissued shares of common stock on the Internal Market at the price in effect on that Trade Date to satisfy purchase demands.  The decision as to whether or not we will sell shares in the Internal Market, if the Internal Market is over-subscribed, is solely within our discretion, and we will not notify eligible employee stockholders as to whether or not we will participate prior to the Trade Date.  Eligible employee stockholders should understand that there can be no assurance that they will be able to buy as many shares as they would like on a given Trade Date.  We will consider a variety of factors in making the determination as to whether to participate in an over-subscribed market. Since the inception of the Internal Market in 2000, however, the Internal Market has been under-subscribed on all Trade Dates but one.

If the aggregate purchase orders exceed the number of shares of our common stock available for sale in the Internal Market on any Trade Date and a determination is made that CH2M will not issue additional shares to satisfy the excess purchase orders, the following prospective purchasers will have priority to purchase shares, in the order listed:

•	Administrator of the PDSPP;
•	Trustees of the 401(k) Plan; and
•	Internal Market participants on a pro‑rata basis (including purchases through pre‑tax and after‑tax deferred compensation plans).

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

Price of our Common Stock

The price of CH2M common stock is established by the Board of Directors for each Trade Date based on a company fair valuation methodology described in the CH2M Prospectus, dated March 23, 2010 (the “Prospectus”), as filed with the SEC, as amended by the information contained in the subsequent annual, quarterly and current reports filed by CH2M with the SEC pursuant to the Securities Exchange Act of 1934.  The valuation methodology used by the Board of Directors includes the following valuation formula (“Stock Valuation Formula”):

Share Price = [(7.8 × M × P) + (SE)] / CS

As further discussed below, the Stock Valuation Formula is one of several factors considered by the Board of Directors as part of the total mix of information available to determine the fair value of CH2M common stock.

In order to determine the fair value of the common stock in the absence of a public trading market, our Board of Directors felt it appropriate to develop a valuation methodology to use as a tool to determine a price that would be a valid approximation of the fair value.  In determining the fair value stock price, our Board of Directors believes that the use of a going concern component (i.e., net income, which we call profit after tax, as adjusted by the market factor) and a book value component (i.e., total stockholders’ equity) is a reasonable valuation process based on factors that are generally used in the valuation of equity securities.  As part of the total mix of information that our Board of Directors considers in determining the fair value of our common stock in addition to the Stock Valuation Formula, our Board of Directors reviews company appraisal information prepared by independent third party valuation experts and other available information.  The valuation methodology used to determine the stock price is subject to change at the discretion of our Board of Directors, as described below.

The existence of an over-subscribed or under-subscribed market on any given Trade Date will not affect the stock price on that Trade Date.  However, our Board of Directors, when determining the stock price for a future Trade Date, may take into account the fact that there have been under-subscribed or over-subscribed markets on prior Trade Dates.

Market Factor (“M”).  “M” is the market factor, which is subjectively determined in the sole discretion of our Board of Directors.  A market factor greater than one increases the price per share, while a market factor less than one would decrease the price per share.  In determining the market factor, our Board of Directors takes into account factors it considers to be relevant in determining the fair value of our common stock, including:

•	The market for publicly traded equity securities of companies comparable to us;
•	The merger and acquisition market for companies comparable to us;
•	The prospects for our future performance, including our financial condition and results of operations;
•	General economic conditions;
•	General capital market conditions; and,
•	Other factors our Board of Directors deem appropriate.

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

Profit After Tax (“P”).  “P” is profit after tax, otherwise referred to as net income, for the four fiscal quarters immediately preceding the Trade Date.  Our Board of Directors, at its discretion, may exclude nonrecurring or unusual transactions from the calculation.  Nonrecurring or unusual transactions are developments that the market would not generally take into account in valuing an equity security.  A change in accounting rules, for example, could increase or decrease net income without changing the fair value of our common stock.  Similarly, such a change could fail to have an immediate impact on the value of our common stock, but still have an impact on the value of our common stock over time.  Our Board of Directors believes that in order to determine the fair value of our common stock, it is important for the Board of Directors to have the ability to review unusual or one-time events that affect net income.  For example, in 2016 there was a one-time, non-cash tax benefit related to the redesign of one of our defined benefit plans in the United Kingdom.  Additionally, results related to our Power EPC business are excluded as CH2M chose to exit the business in 2014, and inclusion of Power EPC results do not accurately reflect the profitability or value of CH2M’s continuing operations.  In 2016, there were also certain restructuring activities which resulted in recording non-cash charges for restructuring activities and recognizing a cash restructuring charge related primarily to severance costs, as well as reductions to reported earnings as a result of the recognition of certain non-cash depreciation and amortization charges relating to acquisitions.  The reasons for, and effects of, these charges and reductions of our reported earnings are discussed in further detail in this Annual Report under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Board of Directors concluded that these charges are among the types of cash and non-cash charges that would generally not be taken into account by the market in valuing an equity security.  Therefore, the Board of Directors decided to exclude these charges from the “P” (profit after tax) parameter for stock valuation purposes during the relevant periods and expects to treat similar charges and costs in future periods in the same manner.  Because “P” is calculated on a four quarter basis, an exclusion impacts the calculation of fair value for four consecutive quarters.  Our Board of Directors may determine to exclude other future unusual or non-recurring items from the calculation of “P”.

Total Stockholders’ Equity (“SE”).  “SE” is CH2M’s total stockholders’ equity, which includes intangible items, as set forth on our most recent available quarterly or annual financial statements.  Our Board of Directors, at its discretion, may exclude from the stockholders’ equity parameter nonrecurring or unusual transactions that the market would not generally take into account in valuing an equity security.  The exclusions from stockholders’ equity will generally be those transactions that are non-cash and are reported as “accumulated other comprehensive income (loss)” on the face of our consolidated balance sheet.  For example, our Board of Directors excluded, and will continue to exclude, a non-cash adjustment to stockholders’ equity related to the accounting for our defined benefit pension and other postretirement plans.  Because this adjustment is unusual and will fluctuate from period to period, our Board of Directors exclude it from the “SE” parameter for stock valuation purposes.  Similarly, other items that are reported as components of “accumulated other comprehensive income (loss)” and non-controlling interests are excluded from “SE” and include items such as unrealized gains/losses on securities and foreign currency translation adjustments.

Common Stock Outstanding (“CS”).  “CS” is the weighted-average number of shares of our common stock outstanding during the four fiscal quarters immediately preceding the Trade Date, calculated on a fully-diluted basis.  By “fully-diluted” we mean that the calculations are made as if all outstanding options to purchase our common stock had been exercised and other “dilutive” securities, such as our Series A Preferred Stock, were converted into shares of our common stock.  In addition, an estimate of the weighted-average number of shares that we reasonably anticipate will be issued under our stock-based compensation programs and employee benefit plans is included in this calculation.  For example, we include in CS as calculated an estimate of the weighted-average number of shares that we reasonably anticipate will be issued during the next four quarters under our stock-based compensation programs and employee benefit plans in this calculation.  We include an estimate of the weighted-average number of shares that we reasonably anticipate will be issued during the next four quarters because we have more than a 30-year history in making annual grants of stock-based compensation.  Therefore, we believe that we have sufficient information to reasonably estimate the number of such “to be issued” shares.  This approach avoids an artificial variance in share value during the first calendar quarter of each year when the bulk of shares of our common stock are issued by us pursuant to our stock-based compensation programs.  Similarly, if we make a substantial issuance of shares during the four fiscal quarters immediately preceding the Trade Date, using the weighted average of those shares may create an inappropriate variance in share value during the four fiscal quarters following the issuance.  For example, if we use shares as all or part of the consideration for the acquisition of a business, the time-weighted average number of shares issued in the acquisition transaction would not match the impact of the transaction reflected in total stockholders’ equity (or “SE”) as described above.  Therefore, in the discretion of the Board of Directors, a substantial issuance of shares during the four-quarter period used to calculate CS for each Trade Date may be treated as having been issued at the beginning of such four-quarter period.  As a result, our Board of Directors may determine, in its discretion, to adjust the weighted-average number of shares to reflect in an appropriate manner the impact of past or anticipated future issuances.

The following table shows a comparison of the “CS” value actually used by our Board of Directors to calculate common stock prices on the dates indicated versus the year-to-date weighted-average number of shares of common stock as reflected in the diluted earnings per share calculation in our financial statements for the past three years.

		YTD Weighted‑
		Average Number
		of Shares as reflected in
Effective Date	CS	Diluted EPS calculation
	(in thousands)	(in thousands)
February 14, 2014	30,502	29,890
May 16, 2014	30,242	28,809
August 15, 2014	29,892	28,976
November 24, 2014	29,470	28,429
February 20, 2015	28,980	28,257
May 7, 2015	28,465	27,386
August 3, 2015	31,270	27,383
November 2, 2015	31,918	28,717
February 22, 2016	31,702	27,181
May 2, 2016	31,482	26,507
August 1, 2016	33,111	26,065
January 19, 2017	32,622	25,817
March 6, 2017	32,173	25,732

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

Current Price of Our Common Stock

Starting in 2000, with the introduction of the Internal Market and its quarterly trades, our Board of Directors reviews the common stock price prior to each Trade Date using the valuation methodology described above to set the price for the common stock.

The prices of our common stock for the past three years, along with the various factors and values used by our Board of Directors to determine such stock prices on each date, are as follows:

						Percentage
						Price
					Price Per	Increase
Effective Date	M	P	SE	CS	Share	(Decrease)
		(in thousands)	(in thousands)	(in thousands)
February 14, 2014	1.2	$144,682	$763,383	30,502	$69.43	12.4%
May 16, 2014	1.2	$131,486	$729,888	30,242	$64.83	(6.6)%
August 15, 2014	1.2	$117,630	$698,369	29,892	$60.20	(7.1)%
November 24, 2014	1.2	$84,307	$564,545	29,470	$45.93	(23.7)%
February 20, 2015	1.2	$96,361	$485,115	28,980	$47.86	4.2%
May 7, 2015	1.2	$101,314	$507,560	28,465	$51.14	6.9%
August 3, 2015	1.2	$110,060	$713,237	31,270	$55.75	9.0%
November 2, 2015	1.2	$153,652	$728,232	31,918	$67.87	21.7%
February 22, 2016	1.2	$139,622	$686,890	31,702	$62.89	(7.3)%
May 2, 2016	1.2	$131,724	$684,531	31,482	$60.91	(3.1)%
August 1, 2016	1.2	$110,648	$693,619	33,111	$52.23	(14.3)%
January 19, 2017	1.2	$88,288	$701,729	32,622	$46.83	(10.3)%
March 6, 2017	1.2	$93,446	$756,124	32,173	$50.69	8.2%

Holders of Our Common Stock

As of March 3, 2017, there were 7,242 holders of record of our common stock. As of such date, all of our common stock of record was owned by our current and retired employees, former employees, directors, and by our various employee benefit plans. Common stock is held in a trust for each of our employee benefit plans and each trust is considered one holder of record of our common stock.

Holder of Our Preferred Stock

As of March 3, 2017, there was one holder of record of our Series A Preferred Stock. As of such date, all of our preferred stock of record was owned by a subsidiary owned by investment funds affiliated with Apollo Global Management, LLC together with its subsidiaries, “Apollo”.  Refer to Note 3 – Preferred Stock Issuance of this Annual Report on Form 10‑K for additional information related to the preferred stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and no cash dividends are contemplated on our common stock in the foreseeable future.  If we declare certain dividends on our common stock, we will be required to declare and pay a dividend on the outstanding shares of our Series A Preferred Stock on a pro rata basis with the common stock, determined on an as-converted basis.  In addition, the Amended Credit Agreement limits our ability to declare and pay dividends, subject to compliance with the financial covenants and other restrictions set forth therein.

Issuer Purchases of Equity Securities

The following table covers the purchases of our securities by CH2M during the quarter ended December 30, 2016:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total	Average	as Part of Publicly	Yet Be Purchased
	Number of	Price Paid	Announced Plans	Under the Plans or
Period	Shares	per Share	or Programs	Programs
October (a)	3,394	$52.23	—	—
November	—	—	—	—
December (b)	6,278	$52.23	—	—
Total	9,672	$52.23	—	—

(a)	Shares purchased by CH2M from terminated employees.
(b)	Minimum required distributions of CH2M shares from our 401(k) Plan.

Item 6.  Selected Financial Data

The selected financial data presented below under the captions “Selected Statement of Operations Data” and “Selected Balance Sheet Data” for, and as of the end of, each of the years in the five‑year period ended December 30, 2016, are derived from the consolidated financial statements of CH2M HILL Companies, Ltd. and subsidiaries, which have been audited by KPMG LLP, an independent registered public accounting firm.  The consolidated financial statements as of December 30, 2016 and December 25, 2015, and for each of the years in the three‑year period ended December 30, 2016, and the report thereon of KPMG LLP, are included in Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10‑K.  The following information should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto.

	Years Ended
	December 30,		December 25,	December 31,		December 31,	December 31,
($ in millions, except per share data)	2016		2015	2014		2013	2012
Selected Statement of Operations Data:
Revenue	$5,235.9		$5,361.5	$5,413.5		$5,877.8	$6,160.6
Operating (loss) income	(240.1)	(b)	134.8	(341.6)	(d)	192.4	158.8
Net income (loss) attributable to CH2M	15.0	(b)	80.4	(181.5)	(d)	118.3	93.0
Net income (loss) attributable to CH2M per common share:
Basic	$0.03		$2.62	$(6.42)		$4.00	$2.99
Diluted	$0.03		$2.61	$(6.42)		$3.96	$2.95
Selected Balance Sheet Data:
Total assets	$2,670.5		$2,861.3	$2,941.3		$3056.4	$3,114.6
Long-term debt, including current maturities (a)	497.9		301.7	513.0		391.1	252.3
Total CH2M stockholders’ equity	546.7	( c)	412.2	212.8	(e)	624.4	603.7

(a)

Substantially all of our long‑term debt relates to our revolving credit facility.  Borrowings on this facility are primarily used for working capital needs, required pension contributions and funds to repurchase shares on our internal market.

(b)

The operating loss primarily was caused by estimated project losses and costs incurred for restructuring activities in 2016.  The operating loss was offset by the release of a significant tax valuation allowance for an existing deferred tax asset related to the Halcrow Pension Scheme benefit restructuring as well as project losses attributable to noncontrolling interests resulting in net income attributable to CH2M.

(c)	The increase in stockholders’ equity primarily relates to the change in accumulated other comprehensive income due to the Halcrow Pension Scheme benefit restructuring.
(d)	The primary cause for the operating loss income and net loss attributable to CH2M relates to estimated project losses, impairment charges, and costs incurred for restructuring activities in 2014.
(e)	The decrease in stockholders’ equity is related to the consolidated net loss incurred in 2014, shares repurchases and changes in assumptions that increased pension liabilities that are included in accumulated other comprehensive income.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Summary

Founded in 1946, we are a large employee-controlled professional engineering services firm providing engineering, construction, consulting, design, design-build, procurement, operations and maintenance, EPC, program management and technical services around the world.  We have approximately 20,000 employees worldwide inclusive of craft and hourly employees as well as employees in our consolidated joint ventures.

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

Under our agreement with Apollo, the Company’s maximum consolidated leverage ratio is 3.00x for 2016 and beyond, consistent with our Amended Credit Agreement.  As of December 30, 2016, we were in compliance with this covenant.  Management continually assesses its potential future compliance with the consolidated leverage ratio covenant based on estimates of future earnings and cash flows. If there is an expected possibility on non-compliance, we will discuss possibilities with Apollo to modify the covenant consistent with discussions with the Company’s lenders or utilize other means of capitalizing the Company to anticipate or remedy any non-compliance. The expected cash outflows required to fund the project losses discussed in Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10‑K  and the related impact on earnings will put a financial strain on the Company that may require an amendment or other remedies to be pursued by management if certain earnings estimates or cash flow improvement initiatives are not achieved or if required to facilitate restructuring plans.

Additionally, the Certificate of Designation for the Series A Preferred Stock prohibits the repurchase by the Company of shares of our common stock in excess of negotiated pre-approved amounts in 2015 and 2016, and in excess of amounts determined by a negotiated formula in 2017 and beyond.  In 2017, the Certificate of Designation for the Series A Preferred Stock prohibits the repurchase by the Company of shares of our common stock in excess of negotiated pre-approved amounts determined by a formula based upon our “Free Cash Flow” or our cash flow from operations, minus capital expenditures, for fiscal year 2016.  Our Free Cash Flow was negative for the year ended December 30, 2016, and as a result, other than certain specified exemptions, the Company is prohibited from repurchasing shares of common stock in the internal market, except as legally required, in the year ending December 29, 2017 unless it is able to obtain the consent of the holders of at least a majority of the Series A Preferred Stock.  On January 17, 2017, the Company received from the Series A Preferred Stock holder, an acknowledgment and consent permitting the Company to spend up to $25.0 million, in the aggregate, to repurchase shares of common stock in the first trade of 2017.  No assurance can be given that in the future the Company will be able to obtain an acknowledgment and consent from the Series A

Preferred Stockholder permitting the Company to repurchase common stock in the internal market.

For a summary of the terms and conditions of the Series A Preferred Stock, see Note 3 – Preferred Stock Issuance of the consolidated financial statements.

Defined Benefit Plans

During the year ended December 30, 2016, the Company adopted an amendment for one of our United States defined benefit plans, the CH2M HILL OMI Retirement Plan OMI Plan, to freeze future pay and benefit service accruals beginning in 2017 for non-union participants, resulting a gain on curtailment of $4.6 million.  There was also an additional gain of $1.2 million due to settlements within several small defined benefit pension plans in the Middle East during the year ended December 30, 2016.

On October 4, 2016, Halcrow Group Limited (“HGL”), a subsidiary of CH2M, effected a transaction to restructure the benefits provided to members of the Halcrow Pension Scheme (“HPS”), a defined benefit plan sponsored by HGL, by providing each member with the option to transfer his or her benefits in the HPS to a new pension scheme, which is also sponsored by HGL (“HPS2”).  Alternatively, members had the option to remain in the HPS which will enter the Pension Protection Fund (“PPF”) under a regulated apportionment arrangement.  The new scheme, HPS2, provides benefits that are better than the compensation that would otherwise be paid by the PPF if a member chose to join the PPF rather than HPS2.  The PPF was created by the United Kingdom Pensions Act 2004 to provide compensation to members of eligible defined benefit pension schemes when an employer of the scheme can no longer support the pension scheme.  A member that transferred to HPS2 will receive substantially similar benefits to those in the HPS, except that annual increases and revaluation of benefits are reduced to statutory levels.  A pension scheme member of the HPS that elected to transfer to the new scheme also received a one-time uplift to benefits of either 1.0% or 2.5%.  The Pension Regulator, which is the United Kingdom’s executive body that regulates work-based pension schemes, and the PPF provided necessary regulatory approvals for the transaction to restructure the HPS benefits.

As a result of the transaction described above, HGL ceased to have any further obligations to the HPS on October 4, 2016. All members who consented to transfer to HPS2 were transferred on October 5, 2016. Members who agreed to transfer to the new scheme account for 96.6% of the HPS’ liabilities and a broadly equivalent proportion of the HPS’ assets have transferred to the new scheme, as well as 20% of HGL’s equity issued as part of the transaction.  Those members who remained in the HPS began the process of transferring to the PPF during the fourth quarter of 2016 along with the assets that remain in the HPS, as well as 5% of HGL’s equity issued as part of the transaction.

Additionally, in connection with the transaction, CH2M issued a £50.0 million, approximately $65.0 million, parent company guarantee to support HPS2 and funded £80.0 million, approximately $104.0 million, to be allocated between HPS2 and the PPF based on the proportion of the HPS’ members that transferred to HPS2.  As discussed in more detail in the Income Taxes section below, we also removed a HGL valuation allowance, generating a benefit of approximately $65.0 million in the year ended December 30, 2016.  As a result of the transaction on October 4, 2016, our overall pension liability was reduced by approximately $228.9 million.

For additional details regarding our defined benefit pension plans, see Note 16 – Employee Retirement Plans of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10‑K.

Restructuring Plans

2016 Restructuring Plan.  During the third quarter of 2016, the Company began a process to review the structure and resources within its business segments and formulate a restructuring plan to more fully align global operations with the Company’s client-centric strategy, including a simplified organization structure and streamlined delivery model to achieve higher levels of profitable growth (“2016 Restructuring Plan”).  The restructuring activities include such items as workforce reductions and facilities consolidations.  During the year ended December 30, 2016, we incurred $42.2 million of costs for these restructuring activities related to the 2016 Restructuring Plan, which have been included in selling, general and administration expense on the consolidated statements of operations.  Overall, we expect to incur up to approximately $50.0 million to $70.0 million in total restructuring charges under the 2016 Restructuring Plan, primarily related to employee severance and termination benefits and facilities consolidation costs.  We expect the 2016 Restructuring Plan to be completed in the first half of 2017 and to result in aggregate annual cost savings of approximately $100.0 million.

2014 Restructuring Plan.  During the third quarter of 2014, the Company commenced certain restructuring activities in order to achieve important business objectives, including reducing overhead costs, improving efficiency, and reducing risk (“2014 Restructuring Plan”).  These restructuring activities, which continued into 2015, included such items as a voluntary retirement program, workforce reductions, facilities consolidations and closures, and evaluation of certain lines of business.  For the years ended December 25, 2015 and December 31, 2014, we incurred $60.6 million and $70.4 million, respectively, of costs for these restructuring activities which have been included in selling, general and administration expense on the consolidated statements of operations.  The restructuring activities under the 2014 Restructuring Plan were substantially complete as of December 25, 2015.

The Company’s overall overhead cost structure has benefited from the restructuring activities as described in the Results of Operations section below through the reduction of costs within the corporate overhead functions as well as overhead costs within the business segments themselves.  A portion of these costs savings has been offset by the charges incurred in the years ended December 30, 2016 and December 25, 2015.

Acquisitions

We continuously monitor acquisition and investment opportunities that will expand our portfolio of services, provide local resources internationally to serve our customers, and add value to the projects undertaken for clients.  On September 6, 2016, we acquired a controlling interest in one of our joint ventures for consideration of $6.3 million, $2.1 million net of cash acquired, resulting in a gain of $15.0 million on the fair value remeasurement of the original equity method investment recorded in equity in earnings of joint ventures and affiliated companies and $31.3 million of goodwill.

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

Summary of Operations

In the first quarter of 2016, we implemented certain organizational changes, including the reorganization of our internal reporting structure to better facilitate our strategy for growth and operational efficiency. In connection with this refinement, we discontinued our former Industrial and Urban Environments (“IUE”) business group as a standalone unit, and we combined its industrial and advanced technology business with our Oil, Gas and Chemicals business group to form the Energy and Industrial business group.  Additionally, our urban environments and sports business which was formerly within IUE was combined with our Water business group.  Our Power EPC business continues to be monitored as a separate operating segment as we exit the fixed-price Power EPC business.  As a result of this reorganization, we identified our four business groups, which include Energy and Industrial, Environment and Nuclear, Transportation, and Water, as well as our Power EPC business as reportable operating segments.

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

During the third quarter of 2016, the Company began the process of assessing and modifying its current operating structure to more fully align global operations with the Company’s client-centric strategy and to streamline its delivery model to achieve higher levels of profitable growth.  The transformation became operational in the first quarter of 2017.  We expect to revise our segments in 2017 as a result of the modified operating structure.

Results of Operations for the Year Ended December 30, 2016 Compared to December 25, 2015

On a consolidated basis, our gross revenue decreased by $125.6 million, or 2%, for the year ended December 30, 2016 as compared to the year ended December 25, 2015.  Our consolidated results of operations decreased $374.9 million to an operating loss of $240.1 million for the year ended December 30, 2016 as compared to the operating income of $134.8 million for the year ended December 25, 2015.  The following table summarizes our results of operation by segment for the year ended December 30, 2016 as compared to the year ended December 25, 2015:

	Years Ended
	December 30, 2016		December 25, 2015		Change
($ in thousands)	Gross Revenue	Operating Income (Loss)	Gross Revenue	Operating Income (Loss)	Gross Revenue	Operating Income (Loss)
Energy and Industrial	$860,897	$(8,952)	$1,148,475	$22,833	$(287,578)	$(31,785)
Environmental and Nuclear	2,213,709	82,866	1,663,523	77,145	550,186	5,721
Transportation	930,877	(115,139)	973,916	(62,892)	(43,039)	(52,247)
Water	1,190,184	93,289	1,363,867	93,318	(173,683)	(29)
Power EPC	40,277	(292,168)	211,724	4,437	(171,447)	(296,605)
Total	$5,235,944	$(240,104)	$5,361,505	$134,841	$(125,561)	$(374,945)

Energy and Industrial

Energy and Industrial had a $287.6 million, or 25%, decrease in revenue for the year ended December 30, 2016 as compared to the year ended December 25, 2015.  The decline in gross revenue was predominantly caused by reductions in volume and client concessions on direct hire construction, operations and maintenance, program management and professional services projects primarily within the U.S., United Arab Emirates and Mexico as a result of continued commodity pricing pressures within the oil and gas industry.  Additionally, revenue decreased $82.9 million due to the substantial completion of a large construction project in Alaska in the second quarter of 2016, which was not replaced with a similar project due to the continued pricing pressures within the oil and gas industry.  Within the industrial and advanced technology business, gross revenue decreased by approximately $26.2 million due to scope reductions and lower activity in 2016 on several large, domestic operations and maintenance projects, which was partially offset by increased volume of consulting services.

Energy and Industrial income from operations decreased by $31.8 million for the year ended December 30, 2016 as compared to the year ended December 25, 2015.  The decrease was primarily related to the reduction in project volume and client concessions due to the pressures in the oil and gas industry as well as the scope reductions and lower activity on several large, domestic operations and maintenance projects within the industrial and advanced technology business as discussed above.  The decreased results from operations were partially offset by reduced selling, general and administrative costs for the year ended December 30, 2016 as compared to the year ended December 25, 2015 primarily due to efficiencies gained from the various restructuring plans and decreased business development costs consistent with reduced opportunities in the depressed oil and gas industry as well as additional earnings from the increased volume of consulting services within the industrial and advanced technology business.

Environment and Nuclear

Environment and Nuclear revenue increased $550.2 million, or 33%, for the year ended December 30, 2016 as compared to the year ended December 25, 2015.  Revenue increased by approximately $475.3 million due to a large nuclear project in a consolidated Canadian joint venture which began operations in late 2015.  Of this increase, approximately $51.7 million was a result of the nuclear project eliminating a previously existing one-month reporting lag during the third quarter of 2016, which had been required to achieve a timely consolidation.  Additionally, there was an increase in revenue of approximately $29.0 million related to a large nuclear remediation project in the U.S. which ramped up in the fourth quarter of 2016.  The remaining increase in revenue was driven by higher volumes of environmental activity within the U.S federal business sector and overall higher volumes of nuclear projects.  These increases in revenue were partially offset by decreased volume in the environmental business related to oil and gas clients as a result of continued commodity pricing pressures in the oil and gas industry.

For the year ended December 30, 2016 as compared to the year ended December 25, 2015, Environment and Nuclear operating income increased $5.7 million, or 7%.  The increase in operating income during the year ended December 30, 2016 related to improvements in overhead costs as a result of efficiencies gained from the various restructuring plans, decreased business development costs, and increased earnings related to the consolidated Canadian joint venture, which were partially offset by decreased volume in the environmental business related to oil and gas clients as a result of continued commodity pricing pressures in the oil and gas industry.  Due to market conditions and the overall nature of the work, profit margin on the Canadian joint venture as well as the U.S. nuclear remediation project are somewhat lower than on other projects in the Environment and Nuclear portfolio.  Consequently, operating income was not more significantly impacted by these projects.

Transportation

Transportation revenue decreased $43.0 million, or 4%, in the year ended December 30, 2016 as compared to the year ended December 25, 2015.  The decrease was primarily caused by lower revenue on our fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States, lower revenue in our Middle East Transportation businesses, as well as the negative effects of a weaker British Pound related to our Transportation consulting business in the United Kingdom.  Additionally, revenue declined approximately $6.3 million as a result of reserving against outstanding accounts receivable on a firm-fixed price roadway project in Latin America during the year ended December 30, 2016.

Transportation operating loss increased $52.2 million for the year ended December 30, 2016 as compared to the year ended December 25, 2015.  The increased operating loss was predominantly caused by cost growth resulting in changes in estimated costs of $121.3 million to complete a fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States in the year ended December 30, 2016 as compared to the $93.6 million cost growth in the year ended December 25, 2015.  Refer to Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10‑K for additional detail.  While management believes that it has recorded an appropriate provision to complete this project, we may incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss.  These possible cost increases include extensions of the schedule to complete the job, lower than expected productivity levels, and performance issues with our subcontractors.  These potential changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.  The remaining increased operating loss was primarily driven by the negative effects of the weaker British Pound related to our Transportation consulting business in the United Kingdom as well as the $6.3 million reserve against outstanding accounts receivable on the firm-fixed price roadway project in Latin America in 2016.

Water

Water revenue decreased $173.7 million, or 13%, for the year ended December 30, 2016 as compared to the year ended December 25, 2015.  Approximately $134.7 million of the decline in revenue was attributable to decreased activity on two design-build-operate contracts for water treatment facilities in the western United States as the projects approach completion and the completion of a program management project in the Middle East.  Revenue also decreased by approximately $16.9 million related to reduced activity on a large program management project in the Middle East within the urban environments and sports industry.  Additionally, revenue declined due to reduced activity on projects related to the oil and gas industry as well as projects in Puerto Rico related to the country’s constrained spending due to its economic challenges.   These decreases in revenue were partially offset by increased volume of consulting services in the U.S. and United Kingdom, however revenue from our Water consulting business in the United Kingdom was negatively impacted by the effects of a weaker British Pound.

Water’s operating income remained relatively flat in the year ended December 30, 2016 as compared to the year ended December 25, 2015. There was a $14.6 million decrease in earnings related to the water and urban environment and sports projects which experienced reductions in revenue as discussed above, with additional declines caused by a reduction in project volume within Puerto Rico due to the country’s economic challenges.  These declines in earnings were offset by improvements in overhead costs related to restructuring activities as well as improvements in operating margin due to the increased ratio of high-margin consulting projects to low-margin design-build projects within the Water business portfolio in the year ended December 30, 2016 as compared to the year ended December 25, 2015.  Additionally, we acquired a controlling interest in one of our joint ventures which primarily operates in the water and urban environment and sports businesses, resulting in a fair value remeasurement gain of $15.0 million of the original equity method investment, of which $11.3 million was included within Water’s equity in earnings of joint ventures and affiliated companies.

Power EPC

Power EPC revenues decreased $171.4 million for the year ended December 30, 2016 as compared to the year ended December 25, 2015.  The revenues generated within our Power EPC segment are primarily related to our fixed-price EPC project in Australia being executed through a consolidated joint venture consortium with an Australian construction contractor and a major U.S.-based gas power technology manufacturer (the “Consortium”) to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility.  While the level of activity has remained fairly consistent from period to period, revenues have decreased as a result of the estimated costs to complete this project increasing significantly in the year ended December 30, 2016, which resulted in a reduction of revenue based on the percentage-of-completion method for accounting purposes.

For the year ended December 30, 2016 as compared to the year ended December 25, 2015, Power EPC’s operating income decreased by $296.6 million primarily as a result of cost growth on our Australian fixed-price Power EPC resulting in changes in estimated costs to complete of $301.5 million during the year ended December 30, 2016.  Refer to Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10‑K for additional details.  This decrease was partially offset by a partial recovery of previously disputed charges on a fixed-price Power contract to design and construct a new power generation facility in the northeastern United States which was substantially completed in 2015.

On January 24, 2017, the Consortium terminated its contract with its client the general contractor, JKC Australia LNG Pty (the “Contractor”) on the grounds that the Contractor had by its actions repudiated the contract.  The Contractor has claimed that the Consortium’s termination was not valid.  The Consortium, which includes the consolidated Australian joint venture partnership, expects to file arbitration claims against the Contractor during the first half of 2017, and anticipates that the Contractor will file counter claims.  We expect a lengthy, mulit-year arbitration process and at this time we are unable to predict the timing of resolution or the outcome of disputes.  While we continue to assess the possible impacts to our financial statements, the ultimate outcome of the dispute will depend upon contested issues of fact and law.  As a result of the contract termination, we evaluated the potential future costs as of December 30, 2016 in accordance with the accounting standards applicable to contingent liabilities.  The joint venture has incurred costs totaling approximately $20.0 million in 2017 to demobilize from the site and expects to continue to incur significant legal and other costs until the dispute is resolved.  The Consortium is also in the process of determining the required costs to close out and terminate its current subcontractor obligations.  These costs, which we expect will be incurred in 2017, have been accrued within our provision for loss accrual in our consolidated financial statements as of December 30, 2016 based upon our best estimate from the information currently available. It is possible that certain subcontractors could file claims against the Consortium as a result of our termination of their subcontract which could be material to our consolidated financial statements.  Additionally, the joint venture’s performance on the project is secured by certain bonds totaling approximately $50.0 million which could potentially be called by our client at some time in the future.  If we are ultimately unsuccessful in our claim that the contract was repudiated by our client, the Consortium could be liable for the completion of the project by a separate contractor and other related damages.  These additional costs could be materially adverse to our results of operations, cash flow and financial condition in the future.

Results of Operations for the Year Ended December 25, 2015 Compared to December 31, 2014

On a consolidated basis, our gross revenue decreased by $52.0 million, or 1%, for the year ended December 30, 2016 as compared to the year ended December 25, 2015.  Our consolidated operations improved $476.4. million to an operating income of $134.8 million for the year ended December 25, 2015 as compared to the operating loss of $341.6 million for the year ended December 31, 2014.  The following table summarizes our results of operation by segment for the year ended December 25, 2015 as compared to the year ended December 31, 2014:

	Years Ended
	December 25, 2015		December 31, 2014		Change
($ in thousands)	Gross Revenue	Operating Income (Loss)	Gross Revenue	Operating Income (Loss)	Gross Revenue	Operating Income (Loss)
Energy and Industrial	$1,148,475	$22,833	$1,230,695	$(61,738)	$(82,220)	$84,571
Environmental and Nuclear	1,663,523	77,145	1,666,828	64,541	(3,305)	12,604
Transportation	973,916	(62,892)	947,846	(24,648)	26,070	(38,244)
Water	1,363,867	93,318	1,371,155	90,128	(7,288)	3,190
Power EPC	211,724	4,437	196,945	(409,869)	14,779	414,306
Total	$5,361,505	$134,841	$5,413,469	$(341,586)	$(51,964)	$476,427

Energy and Industrial

Energy and Industrial had an $82.2 million, or 7%, decrease in revenue for the year ended December 25, 2015 as compared to the year ended December 31, 2014.  Primarily as a result of sustained pricing pressures within the oil and gas industry, gross revenue declined due to reduced volume and client concessions on consulting, professional services, and operations and maintenance contracts largely within the U.S., Canada, and the Middle East.  Additionally, gross revenue decreased due to the substantial completion of several U.S. and Asia-Pacific consulting projects within the industrial and advanced technology business which were not replaced with similar large scale projects in 2015.  These reductions in gross revenue were partially offset by significant increased construction activity on a gas construction contract in Alaska.

Operating income within Energy and Industrial increased by $84.6 million for the year ended December 25, 2015 as compared to the year ended December 31, 2014.  Operations improved primarily due to cost efficiencies from restructuring activities, reduced business development costs consistent with reduced opportunities in the depressed oil and gas industry, and higher margin operations and maintenance projects within the electronics industry.  Additionally, during the year ended December 31, 2014, our industrial and advanced technology business had an operating charge of approximately $17.8 million related to increased estimated costs to complete a communications installation project in our Europe region as well as a $9.2 million goodwill impairment charge.   These increases in operating income were partially offset by the reduced volume in oil and gas related consulting, professional services, and operations and maintenance contracts as discussed above.

Environment and Nuclear

Environment and Nuclear gross revenue decreased $3.3 million for the year ended December 25, 2015 as compared to the year ended December 31, 2014.  The decrease in revenue was attributable to a $57.1 million decrease in volumes on a domestic design-build facility renovation project as the project approached substantial completion in 2015.  Additionally, the depressed oil and gas industry caused a $15.4 million revenue decline due to lower volumes of environmental consulting projects in Canada.  Revenue also decreased in our design-build military and government facilities businesses, due to our 2014 decision to no longer pursue such business.  These declines in gross revenue were significantly offset by the ramping up of a large nuclear project in a consolidated Canadian joint venture which began operations in late 2015.

For the year ended December 25, 2015 as compared to the year ended December 31, 2014, Environment and Nuclear operating income increased $12.6 million, or 20%.  The increase in operating income was primary caused by reduced costs from restructuring efficiencies in 2015, as well as lower business development spending.  This increase was partially offset by the reductions in revenue as previously discussed as well as a $5.3 million unfavorable claim settlement during the year ended December 25, 2015.  TERA, which was acquired in the second quarter of 2014, contributed approximately $69.2 million of revenue and $9.2 million of operating income for the year ended December 25, 2015 and approximately $84.6 million of revenue and $10.6 million of operating income for the year ended December 31, 2014.  The decrease in TERA revenues and earnings were a result of lower capital spending on environmental projects for oil and gas clients in Canada.

Transportation

Transportation gross revenue increased $26.1 million, or 3%, in the year ended December 25, 2015 as compared to the year ended December 31, 2014 primarily due to increased construction activity in 2015 on a fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States and strong organic growth on various consulting projects in Europe.  These increases were partially offset by a reduction of revenue generated by our operations in Canada and Europe due to foreign currency fluctuations caused by the strengthening of the U.S. dollar.

Transportation operating loss increased $38.2 million for the year ended December 25, 2015 as compared to the year ended December 31, 2014.  The loss was predominantly caused by an estimated additional cost growth resulting in changes in estimated costs of $93.6 million to complete a fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States in the year ended December 25, 2015 as compared to the $38.7 million cost growth in the year ended December 31, 2014.  Refer to Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10‑K for additional detail.  The decrease in earnings was partially offset by cost improvements from restructuring initiatives and approximately $23.0 million of additional operating income from strong organic growth in the European consulting business.

Water

Water revenue for the year ended December 25, 2015 decreased $7.3 million, or 1%, as compared to year ended December 31, 2014.  The decreased was predominately caused by reduced project volume in our urban environments and sports business primarily due to reduced deliverables required during 2015 as compared to 2014 on a large program management project in the Middle East.  Additionally, water business revenue declined due to the completion of two large domestic contracts in 2015, project delays on a federal contract in the western United States, and the ramping down of construction work on a domestic commercial contract. These decreases were partially offset by increased revenue from a ramp up of activity on a design-build-operate contract for a water treatment facility in the western United States and the start-up of a program management and design-build water utilities framework in Europe as well as a water facility operations and maintenance contract in the Middle East.

Water operating income increased $3.2 million, or 4%, in the year ended December 25, 2015 as compared to the year ended December 31, 2014 primarily due to cost savings from restructuring activities, reduced business development cost, and favorable audit results on two major program management jobs in Europe and the Middle East that resulted in favorable settlements.  The increase in operating income was partially offset by an $18.6 million goodwill impairment charge related to our urban environments and sports business.

Power EPC

Power EPC revenues increased $14.8 million for the year ended December 25, 2015 as compared to the year ended December 31, 2014.  The increase was primarily related to a $122.2 million increase in revenue related to our fixed-price EPC project in Australia being executed through a consolidated joint venture consortium with an Australian construction contractor and a major U.S.-based gas power technology manufacturer to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility.  Approximately $66.7 million of that increase was related to estimated costs to complete this project increasing significantly in 2014, resulting in a reduction of revenue based on the percentage-of-completion method for accounting purposes.  The remaining increase related to the fixed-price EPC project in Australia and resulted from significant construction progress due to major equipment construction and installation in 2015 as compare to 2014.  This increase was offset by a reduction in revenue of $100.2 million related to the substantial completion of two large scale domestic design-build power projects in 2014 which were not replaced with similar projects in 2015 as a result of the decision to exit the fixed-price EPC Power business with the exception of projects under contract.

For the year ended December 25, 2015 as compared to the year ended December 31, 2014, Power EPC’s operating loss was reduced by $414.3 million primarily caused by the $280.0 million project loss related to the fixed-price EPC project in Australia and the $64.4 million project loss related to a fixed-price contract to design and construct a new power generation facility in the northeastern United States in the year ended December 31, 2014.  Refer to Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10‑K as well as the above Results of Operations for the Year Ended December 30, 2016 Compared to December 25, 2015 for additional details.  Furthermore, there was a $45.5 million goodwill and intangible asset impairment charge incurred during the year ended December 31, 2014 related to the restructuring as the Company exited the fixed-price Power EPC business.

Income Taxes

The income tax (benefit) provision for the years ended December 30, 2016, December 25, 2015 and December 31, 2014 are as follows:

	Income Tax	Effective
($ in millions)	Provision (Benefit)	Tax Rate
2016	$(131.5)	112.9%
2015	$28.4	26.1%
2014	$(37.2)	17.0%

The effective tax rate for the year ended December 30, 2016 was a benefit of 112.9% compared to an expense of 26.1% for the same period in the prior year.  The effective tax rate in 2016 resulted primarily due to the favorable impacts associated with the release of the valuation allowances resulting from the Halcrow Group Limited restructure of the Halcrow Pension Scheme, as discussed below, the release of the valuation allowances resulting from foreign net operating losses due to the implementation of a new transfer pricing strategy and the remeasurement related to an acquisition of a controlling interest.  Our effective tax rate continues to be negatively impacted by the effects of state income taxes, non-deductible foreign net operating losses, the disallowed portion of executive compensation and the disallowed portions of meals and entertainment expenses.

CH2M is required to record all deferred tax assets or liabilities for temporary differences, net operating loss carryforwards, and tax credit carryforwards.  A deferred tax asset valuation allowance is established when it is more likely than not that all or some portion of the deferred tax assets will not be realized in future periods.  As of December 30, 2016 and December 25, 2015, we reported a valuation allowance of $48.0 million and $210.4 million, respectively, related primarily to the reserve of certain foreign net loss carryforwards and the foreign tax credit carryforward.  The drop in valuation allowance is primarily related to the restructure of the Halcrow Pension Scheme, as discussed below, and the implementation of the new transfer pricing strategy.

Halcrow Group Limited (“HGL”) has substantial deferred tax assets, primarily related to the Halcrow Pension Scheme (“HPS).  These deferred tax assets represented future deductions available to HGL.  When HGL was acquired in 2011, it was determined a full valuation allowance was required on these assets as there was uncertainty regarding the ability to realize these assets in the future.  On October 4, 2016 Halcrow Group Limited (“HGL”) completed a transaction to restructure the Halcrow Pension Scheme.  As a result of the transaction, we reduced our overall pension liability and related future funding obligations.  For additional information regarding the Halcrow Pension Scheme and changes to the defined benefit plan effective October 4, 2016, refer to Note 16 – Employee Retirement Plans of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10‑K for additional details.  Consequently, we feel that the deferred tax assets of HGL will now more likely than not be realized and therefore the valuation allowance has been removed.  This generated a benefit of approximately $65.0 million for the year ended December 30, 2016.

Income (losses) attributable to noncontrolling interests

We had income (losses) attributable to noncontrolling interests of ($139.3 million), $11.7 million and ($137.1 million) for the years ended December 30, 2016, December 25, 2015 and December 31, 2014, respectively.  The significant losses in the years ended December 30, 2016 and December 31, 2014 were predominately related to cost growth on an Australian fixed-price Power EPC project being executed by a consolidated joint venture. See discussion above in to Results of Operations and Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10‑K for additional details regarding the Australian joint venture.  As a result of the change in estimated costs to complete, we incurred a charge to joint venture operations of $301.5 million and $280.0 million in the years ended December 30, 2016 and December 31, 2014, respectively.  No changes in estimated costs to complete the project were made in 2015.  Our portion of the increased project costs for the consolidated joint venture in the year ended December 30, 2016 and December 31, 2014 was $154.1 million and $140.0 million, respectively.  As such, the remaining losses were attributable to the noncontrolling interest.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our secured revolving line of credit. Our primary uses of cash are working capital, acquisitions, capital expenditures and purchases of stock in our internal market.  Changes in our working capital requirements can vary significantly from period to period based primarily on the mix of our projects underway and the percentage of work completed during the period.  We maintain a domestic cash management system which provides for cash sufficient to satisfy financial obligations as they are submitted for payment and any excess cash in domestic bank accounts is applied against any outstanding debt held under our credit facility described below.  We maintain entities to do business in countries around the world and as a result hold cash in international bank accounts to fund the working capital requirements of those operations.  At December 30, 2016 and December 25, 2015, cash totaling $108.7 million and $152.0 million, respectively, was held in foreign bank accounts.

In addition, as is common within our industry, we partner with other engineering and construction firms on specific projects to leverage the skills of the respective partners and decrease our risk of loss.  Often projects of this nature require significant cash contributions and the joint ventures created may retain cash earned while the project is being completed.  Cash and cash equivalents on our consolidated balance sheets include cash held within these consolidated joint venture entities which is used for operating activities of those joint ventures.  As of December 30, 2016 and December 25, 2015, cash and cash equivalents held in our consolidated joint ventures and reflected on the consolidated balance sheets totaled $46.6 million and $95.4 million, respectively.

During the year ended December 30, 2016, cash used in operations was $245.5 million, which was a decrease of $348.7 million as compared to cash provided by operations of $103.2 million in the year ended December 25, 2015.  The decrease in cash flows from operations primarily resulted from a decrease in earnings of $216.4 million, as discussed above, which was offset by positive changes in working capital of $88.8 million.  Additionally, we made contributions of $154.0 million to our defined benefit plans in the year ended December 30, 2016, which was an increase of $116.9 million as compared to the year ended December 25, 2015 primarily due to the $104.0 million payment made in connection with the restructuring of the HPS defined benefit plan, as discussed above.

For the year ended December 30, 2016, changes in working capital improved primarily due to an increase in collections on our receivables and unbilled revenue totaling $204.0 million.  This was offset by higher volumes of payments on accounts payable and accrued subcontractor costs of $110.1 million, primarily caused by the payment of subcontractor costs on our fixed-price contract to design and construct roadway improvements on an expressway in the southwestern United States and payments to sub-contractors on our Australian fixed-price Power EPC project.  Additionally, cash used to fund accrued payroll and employee related liabilities increased by $49.7 million due to the timing of our payroll cycles, reducing our cash generated by operations.  Additionally, we made payments of $38.2 million for restructuring costs related to the 2016 Restructuring Plan and 2014 Restructuring Plan which were largely offset by increased non-cash project loss reserves within other accrued liabilities from December 25, 2015 to December 30, 2016, as discussed above.

Cash used in investing activities was $112.3 million for the year ended December 30, 2016 as compared to cash provided by investing activities of $8.6 million for the year ended December 25, 2015.  A significant factor contributing to cash used in investing activities was the $65.6 million increase in capital expenditures in the year ended December 30, 2016 as compared to the year ended December 25, 2015.  This was due primarily to the construction of employee housing units for oilfield workers in Alaska to support our oil and gas operations.  Additionally, due to the sale of previously owned land during 2015, proceeds from the sale of operating assets decreased by $37.9 million for the year ended December 30, 2016 as compared to the year ended December 25, 2015.  Cash used in investing activities also increased $18.0 million due to $15.9 million of deferred acquisitions payments made during the year ended December 30, 2016 related to acquisitions completed in prior years as well as a $2.1 million acquisition payment, net of cash acquired, of controlling interest in one of our joint ventures.  There were no acquisition related payments made during the year ended December 25, 2015.  Furthermore, we periodically make working capital advances to certain of our unconsolidated joint ventures; these advances are repaid to us from the joint ventures in the normal course of the joint venture activities.  During the year ended December 30, 2016, we received working capital repayments from our unconsolidated joint ventures of $17.5 million as compared to $31.4 million for the year ended December 25, 2015.  These repayments are offset by additional investments made in our unconsolidated joint ventures, which were $15.8 million and $30.4 million for the year ended December 30, 2016 and December 25, 2015, respectively.

Cash provided by financing activities was $276.2 million in the year ended December 30, 2016 as compared to cash used in financing activities of $42.4 million for the year ended December 25, 2015.  The change in financing cash flows was primarily caused by the net borrowings on long-term debt of $193.7 million for the year ended December 30, 2016 as compared to a net payments of $211.5 million for the year ended December 25, 2015, which were largely driven from the negative operating and investing cash flows discussed above.  The Company also received $99.8 million in net proceeds from the second preferred stock issuance in the second quarter of 2016 as compared to $191.2 million in proceeds received in the second quarter of 2015.  Cash provided by financing activities was offset by an $8.5 million increase in cash used for repurchases of common stock during the year ended December 30, 2016 as compared to the year ended December 25, 2015.

On September 30, 2016, we entered into a Third Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”), to provide us with additional financial and operational flexibility, particularly by modifying the definition of consolidated adjusted EBITDA to allow for the exclusion of expected cash restructuring charges and cash payments on the project losses attributable to ongoing fixed-price contacts for purposes of determining the consolidated leverage ratio, which remained at 3.00x for 2016 and beyond. In addition, the Amended Credit Agreement lowered our maximum available revolving credit facility to $925.0 million from $1.1 billion.  The credit facility matures on March 28, 2019 and includes a subfacility for the issuance of standby letters of credit in a face amount up to $500.0 million, a subfacility up to $300.0 million for multicurrency borrowings, and a subfacility of up to $50.0 million for swingline loans.  Under the terms of the Amended Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed by up to $200.0 million. Other technical and operating changes to the Amended Credit Agreement specifically achieved the following:

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

At December 30, 2016, we had $487.0 million in outstanding borrowings on the credit facility, compared to $292.8 million at December 25, 2015.  The average rate of interest charged on that balance was 3.73% as of December 30, 2016.  At December 30, 2016, company-wide issued and outstanding letters of credit, and bank guarantee facilities of $134.2 million were outstanding, compared to $145.5 million at December 25, 2015.  Our borrowing capacity under the credit facility is limited by a maximum consolidated leverage ratio, which is based on a multiple of an adjusted earnings before interest, taxes, depreciation and amortization calculation, and other outstanding obligations of the Company.  As of December 30, 2016, the remaining unused borrowing capacity under the credit facility was approximately $107.4 million.

On November 23, 2016, December 28, 2016 and January 10, 2017, we received from the lenders under the Amended Credit Agreement consents permitting our delayed compliance with respect to the certifications to the lenders relating to our unaudited consolidated financial statements as of and for the quarters ended June 26, 2015, September 25, 2015 and December 25, 2015 and confirming that a determination that a material weakness exists in our internal controls over financial accounting would not constitute a default under the terms of the Amended Credit Agreement.  The consents ensured that no event of default existed under the Amended Credit Agreement as a result of the restatement, and we could request the issuance of new loan advances and letters of credit under the Amended Credit Agreement in accordance with its terms.

As of December 30, 2016, we were in compliance with the covenants required by the Amended Credit Agreement.  Management continually assesses it potential future compliance with the Amended Credit Agreement covenants based upon estimates of future earnings and cash flows.  If there is an expected possibility of non-compliance, we will discuss possibilities with the Company’s lenders or utilize other means of capitalizing the Company to remedy any non-compliance.  The expected cash outflows required to fund the project losses discussed in Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10‑K and the related impact on earnings will put a financial strain on the Company that may require an amendment or other remedies to be pursued by management if certain earnings estimates or cash flow improvement initiatives are not achieved.  We may from time to time refinance amounts outstanding under our Amended Credit Agreement with other loans, debt securities or other debt.  The timing of any such refinancing will depend on many factors, including market conditions and contractual restrictions.  In the context of our current debt structure and projected cash needs, there can be no assurance that the capacity under our Amended Credit Agreement will be adequate to fund future operations, to restructure operations, or to allow the Company to repurchase stock in our internal market in any significant amount or at all.

Additionally, the Certificate of Designation for the Series A Preferred Stock prohibits the repurchase by the Company of shares of our common stock in excess of negotiated pre-approved amounts in 2015 and 2016, and in excess of amounts determined by a negotiated formula in 2017 and beyond.  In 2017, the Certificate of Designation for the Series A Preferred Stock prohibits the repurchase by the Company of shares of our common stock in excess of negotiated pre-approved amounts determined by a formula based upon our “Free Cash Flow” or our cash flow from operations, minus capital expenditures, for fiscal year 2016.  Our Free Cash Flow was negative for the year ended December 30, 2016, and as a result, other than specified exemptions, the Company is prohibited from repurchasing shares of common stock in the internal market, except as legally required, unless it is able to obtain the consent of the holders of at least a majority of the Series A Preferred Stock.  On January 17, 2017, the Company received from the Series A Preferred Stock holder, an acknowledgment and consent permitting the Company to spend up to $25.0 million, in the aggregate, to repurchase shares of common stock in the first trade of 2017.  No assurance can be given that in the future the Company will be able to obtain an acknowledgment and consent from the Series A Preferred Stockholder permitting the Company to repurchase common stock in the internal market.

Based on fourth quarter results of operations and our current business outlook, we believe that our sources of liquidity, including bank facility credit capacity and issuances of debt, equity or other securities, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements for the next 12 months.  However, we cannot be certain that we will generate improved cash flows or that we will be able to obtain additional financing or investment on satisfactory terms.  In addition, our liquidity is constrained due to 2016 results of operations and in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions or enter into new financing arrangements.

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

There were no substantial changes to other off‑balance sheet arrangements or contractual commitments during the year ended December 30, 2016.

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

We believe that we will be able to continue to have access to professional liability and general casualty insurance, as well as bonds, with sufficient coverage limits, and on acceptable financial terms necessary to support our business.  The cost of such coverage has remained stable during 2016, but there are no guarantees that the cost of such coverage will remain stable in future periods.

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

Contractual obligations outstanding as of December 30, 2016 are summarized below:

	Amount of Commitment Expiration Per Period
	Less than				Total Amount
($ in millions)	1 Year	1‑3 Years	4‑5 Years	Over 5 Years	Committed
Letters of credit	$47.8	$44.1	$6.2	$27.7	$125.8
Bank guarantees	7.7	0.6	0.1	—	8.4
Long-term debt	2.2	493.5	2.2	—	497.9
Interest payments[1]	18.5	36.7	18.2	—	73.4
Operating lease obligations	82.2	135.0	92.5	230.8	540.5
Surety and bid bonds	765.2	35.4	0.1	—	800.7
Total	$923.6	$745.3	$119.3	$258.5	$2,046.7

1The interest payments on the revolving credit facility are based on the borrowings outstanding as of December 30, 2016 at the expected interest rate over the period outstanding.

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

Although our significant accounting policies are described in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10‑K, the accounting policies that we believe are most critical to the understanding of our financial condition and results of operations and require complex management judgment are summarized below:

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

Below is a description of the four basic types of contracts from which we may earn revenue:

Cost Plus Contracts.  Cost plus contracts can be cost plus a fixed fee or rate, or cost plus an award fee.  Under these types of contracts, we charge our clients for our costs, including both direct and indirect costs, plus a fixed fee or an award fee.  We generally recognize revenue based on the labor and non-labor costs we incur, plus the portion of the fixed fee or award fee we have earned to date.

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

Time and Materials Contracts.  Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we expend on a project. In addition, clients reimburse us for our actual out of pocket costs of materials and other direct expenditures that we incur in connection with our performance under the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that we directly charge or allocate to contracts compared with the negotiated billing rate and markup on other direct costs. Some of our time-and-materials contracts are subject to maximum contract values, and accordingly, revenue under these contracts is recognized under the percentage-of-completion method where costs incurred to date are compared to total projected costs at contract completion. Revenue on contracts that is not subject to maximum contract values is recognized based on the actual number of hours we spend on the projects plus any actual out of pocket costs of materials and other direct expenditures that we incur on the projects.

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

In addition, the calculation of our income tax provision and tax assets and liabilities involves uncertainties in the application of complex tax regulations.  For income tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  We record reserves for uncertain tax positions that do not meet these criteria

Goodwill

Goodwill represents the excess of costs over fair value of the assets of businesses we have acquired.  Goodwill acquired in a purchase business combination is not amortized, but instead, is tested for impairment at least annually in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC 350”), as amended.  Our annual goodwill impairment test is conducted as of the first day of the fourth quarter of each year, however, upon the occurrence of certain triggering events, we are also required to test for impairment at dates other than the annual impairment testing date.  In performing the impairment test, we evaluate our goodwill at the reporting unit level.  Under the guidance of ASC 350, we have the option to assess either quantitative or qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying amounts.  If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts, then the next step of the impairment test is unnecessary.  If we conclude otherwise, then we are required to test goodwill for impairment under the two-step process.  The two-step process involves comparing the estimated fair value of each reporting unit to the unit’s carrying value, including goodwill.  If the carrying value of a reporting unit does not exceed its fair value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its estimated fair value, we would then perform a second step to measure the amount of goodwill impairment loss to be recorded.

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

Pension and Postretirement Employee Benefits

The unfunded or overfunded projected benefit obligation of our defined benefit pension plans and other postretirement benefits are recorded in our consolidated financial statements using actuarial valuations that are based on many assumptions.  These assumptions primarily include discount rates, rates of compensation increases for participants, mortality rates, and long‑term rates of return on plan assets.  We use judgment in selecting these assumptions each year because we have to consider not only the current economic environment in each host country, but also future market trends, changes in interest rates and equity market performance.  Our plan liabilities are most sensitive to changes in the discount rates, which if reduced by 25 basis points, plan liabilities for the U.S. and non‑U.S. plans would increase by approximately $8.0 million and $35.0 million, respectively.  For the year ended December 30, 2016, the combined U.S. and non-U.S. pension plan benefit obligation decreased by $293.5 million primarily due to the transaction by HGL which restructured benefits for those members transferring to HPS2 as well as settled the obligation related to the members who remained in the HPS, as previously discussed, and changes in the foreign currency translation.  These reductions in the pension plan benefit obligations were partially offset by changes in actuarial assumptions primarily caused by decreased discount rates for both the U.S and non-U.S. pension plans.  As a result of the restructured benefit transaction and actuarial assumption changes, accumulated other comprehensive income within consolidated equity increased by $92.9 million.  Changes in these assumptions have an immaterial impact on our net periodic pension costs as most of our defined benefit arrangements have been closed to new entrants and ceased future accruals.  Under current accounting guidance, any increase in expense resulting from changes in assumptions is recognized over time.

Recent Accounting Standards

Refer to Recent Accounting Standards in Note 1- Summary of Business and Significant Accounting Policies within our Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10‑K.

Commitments and Contingencies

Refer to Note 18 – Commitments and Contingencies within our Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10‑K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates.  This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

Foreign currency exchange rates.    We operate in many countries around the world, and as a result, we are exposed to foreign currency exchange rate risk on transactions in numerous countries, particularly with respect to our operations in the United Kingdom and Canada.  We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as intercompany trade balances among our entities with differing currencies.  In order to mitigate this risk, we enter into derivative financial instruments.  We do not enter into derivative transactions for speculative or trading purposes.  All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings.  These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes.  As of December 30, 2016, we had derivative liabilities of $1.2 million of forward foreign exchange contracts on world currencies with varying durations, none of which extend beyond one and five years.

Interest rates.  Our interest rate exposure is primarily limited to our revolving credit facility. As of December 30, 2016 the outstanding balance on the credit facility was $487.0 million. We have assessed the market risk exposure on this financial instrument and determined that any significant change to the fair value of this instrument would not have a material impact on our consolidated results of operations, financial position or cash flows. Based upon the amount outstanding under the credit facility, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $4.9 million.

Item 8.  Financial Statements and Supplementary Data

Reference is made to the information set forth beginning on page F‑1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Disclosure Controls and Procedures

Our management carried out an evaluation as of the last day of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

In conducting our evaluation, we concluded that there is a material weakness in the design of our internal control over financial reporting, as described below.

As a result of the material weakness in the design of our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 30, 2016 to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is (a) timely recorded, processed, summarized and reported, and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect our financial position and results of operations as of and for the year ended December 30, 2016.  As a result, notwithstanding the material weakness described below, management concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented.

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

Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 30, 2016, because deficiencies have been identified that rise to the level of a material weakness as described below.

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

The material weakness resulted in the restatement of our unaudited consolidated financial statements as of and for the quarters ended June 26, 2015, September 25, 2015, and December 25, 2015, and has not been remediated as of December 30, 2016.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  As we are a non-accelerated filer, management's report is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management's report in this annual report.

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

Deficient control related to the evaluation of project cost estimates not updated on a monthly basis

We will evaluate and change the control to provide specificity on the identification of items for follow-up and how such items are to be resolved, including the preparation and review of appropriate documentation of the resolution.  The revised control will be designed to ensure that project cost estimates are updated and evaluated on a quarterly basis.

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

(d) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information required by this item is incorporated by reference from CH2M’s definitive proxy statement for its 2017 Annual Meeting of Stockholders. Information regarding the executive officers of CH2M is presented under the caption “Executive Officers of CH2M” in Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

Information required by this item is incorporated by reference from CH2M’s definitive proxy statement for its 2017 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from CH2M’s definitive proxy statement for its 2017 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference from CH2M’s definitive proxy statement for its 2017 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services

Information required by this item is incorporated by reference from CH2M’s definitive proxy statement for its 2017 Annual Meeting of Stockholders.

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
3.1

Restated Certificate of Incorporation of CH2M HILL Companies, Ltd., as filed with the Delaware Secretary of State on February 19, 2015 (filed as Exhibit A to CH2M’s Proxy Statement on January 16, 2015, (Commission File No. 000‑27261), and incorporated herein by reference)

3.2

Certificate of Designation of Series A Preferred Stock of CH2M HILL Companies, Ltd., as filed with the Delaware Secretary of State on June 22, 2015 (filed as Exhibit 3.1 to CH2M’s Form 8‑K on June 24, 2015 (Commission File No. 000‑27261), and incorporated herein by reference)

3.3

Amended and Restated Bylaws of CH2M HILL Companies, Ltd., as amended through and including June 24, 2015 (filed as Exhibit 3.2 to CH2M’s Form 8‑K on June 24, 2015 (Commission File No. 000‑27261), and incorporated herein by reference)

+10.1

CH2M HILL Companies, Ltd. Amended and Restated Short Term Incentive Plan effective January 1, 2012 (filed as Exhibit 10.2 to CH2M’s Form 10‑Q for the quarter ended June 30, 2012 (Commission File No. 000‑27261), and incorporated herein by reference)

+10.2

CH2M HILL Companies, Ltd. Amended and Restated Short Term Incentive Plan effective February 11, 2016 (filed as Exhibit 10.1 to CH2M’s Form 10-Q for the quarter ended June 24, 2016 (Commission File No. 000 27261), and incorporated herein by reference)

+10.3

CH2M HILL Companies, Ltd. Amended and Restated Long Term Incentive Plan effective January 1, 2011 (filed as Exhibit 10.3 to CH2M’s Form 10‑K for the year ended December 31, 2011 (Commission File No. 000‑27261), and incorporated herein by reference)

+10.4

CH2M HILL Companies, Ltd. Amended and Restated Long Term Incentive Plan effective February 11, 2016 (filed as Exhibit 10.2 to CH2M’s Form 10-Q for the quarter ended June 24, 2016 (Commission File No. 000 27261), and incorporated herein by reference)

+10.5

CH2M HILL Companies, Ltd. Amended and Restated 2009 Stock Option Plan, effective May 7, 2012 (filed as Exhibit 10.1 to CH2M’s Form 8‑K on May 11, 2012 (Commission File No. 000‑27261), and incorporated herein by reference)

+10.6

CH2M HILL Companies, Ltd. Amended and Restated Restricted Stock Plan effective September 13, 2013 (filed as Exhibit 10.4 to CH2M’s Form 10‑K for the year end December 31, 2013 (Commission File No. 000‑27261), and incorporated herein by reference)

+10.7

CH2M HILL Companies, Ltd. Amended and Restated Deferred Compensation Plan effective November 13, 2014 (filed as Exhibit 10.5 to CH2M’s Form 10-K on February 25, 2015 (Commission File No. 000-27261), and incorporated herein by reference)

+10.8

CH2M HILL Companies, Ltd. Supplemental Executive Retirement and Retention Plan effective September 19, 2014 (filed as Exhibit 10.6 to CH2M’s Form 10-K on February 25, 2015 (Commission File No. 002‑27261), and incorporated herein by reference)

+10.9

Form of Change of Control Severance Agreement between CH2M HILL Companies, Ltd. and employee directors and executive officers (filed as Exhibit 10.1 to CH2M’s Form 8‑K on November 4, 2015, (Commission File No. 002‑27261), and incorporated herein by reference)

+10.10

CH2M HILL Companies, Ltd. Death Benefit Only Plan effective September 13, 2012 (filed as Exhibit 10.1 to CH2M’s Form 10‑Q for the quarter ended September 30, 2012 (Commission File No. 000‑27261), and incorporated herein by reference)

+10.11

Form of Indemnification Agreement between CH2M HILL Companies, Ltd. and directors, effective as of October 1, 2015 (filed as Exhibit 10.9 to CH2M’s Form 10-K filed for the year ended December 25, 2015 (Commission File 000-27261), and incorporated herein by reference)

+10.12

Form of Indemnification Agreement between CH2M HILL Companies, Ltd. and executive officers, effective as of October 1, 2015 (filed as Exhibit 10.10 to CH2M’s Form 10-K filed for the year ended December 25, 2015 (Commission File 000-27261), and incorporated herein by reference)

10.13

Contract with Neidiger, Tucker, Bruner, Inc. dated as of July 1, 2006 (filed as Exhibit 10.12 to CH2M’s Form 10‑K for the year ended December 31, 2010 (Commission File No. 000‑27261), and incorporated herein by reference

10.14

Addendum to Contract with Neidiger, Tucker, Bruner, Inc. dated as of February 11, 2011 (filed as Exhibit 10.1 to CH2M’s Form 10‑Q for the quarter ended March 31, 2011 (Commission File No. 000‑27261), and incorporated herein by reference)

10.15

Addendum to Contract with Neidiger, Tucker, Bruner, Inc. dated as of June 21, 2012 (filed as Exhibit 10.4 to CH2M’s Form 10‑Q for the quarter ended June 30, 2012 (Commission File No. 000‑27261), and incorporated herein by reference)

10.16

Addendum to Contract with Neidiger, Tucker, Bruner, Inc. dated as of June 6, 2014 (filed as Exhibit 10.1 to CH2M’s Form 10‑Q for the quarter ended June 30, 2014 (Commission File No. 000‑27261), and incorporated herein by reference)

10.17

Addendum to Contract with Neidiger, Tucker, Bruner, Inc. dated as of May 29, 2015 (filed as Exhibit 10.2 to CH2M’s Form 10‑Q for the quarter ended June 26, 2015 (Commission File No. 000‑27261), and incorporated herein by reference)

10.18

Addendum to Contract with Neidiger, Tucker, Bruner, Inc. dated as of May 25, 2016 (filed as Exhibit 10.3 to CH2M’s Form 10‑Q for the quarter ended June 24, 2016 (Commission File No. 000‑27261), and incorporated herein by reference)

10.19

Second Amended and Restated Credit Agreement dated as of March 28, 2014, by and among CH2M HILL Companies, Ltd. and certain of its subsidiaries, Wells Fargo Bank, National Association, and other lenders as party thereto (filed as Exhibit 10.2 to CH2M’s Form 10‑Q for the quarter ended March 30, 2014 (Commission File No. 000‑27261), and incorporated herein by reference)

10.20

First Amendment to Credit Agreement dated as of September 26, 2014, by and among CH2M HILL Companies, Ltd. and certain of its subsidiaries, Wells Fargo Bank, National Association, and other lenders as party thereto (filed as Exhibit 10.2 to CH2M’s Form 10‑Q for the quarter ended September 30, 2014 (Commission File No. 000‑27261), and incorporated herein by reference)

10.21

Second Amendment to Credit Agreement dated as of March 30, 2015, by and among CH2M HILL Companies, Ltd. and certain of its subsidiaries, Wells Fargo Bank, National Association, and other lenders as party thereto (filed as Exhibit 10.1 to CH2M’s Form 10‑Q for the quarter ended March 27, 2015 (Commission File No. 000‑27261), and incorporated herein by reference)

10.22

Third Amendment to Credit Agreement dated as of September 30, 2016, to the Second Amended and Restated Credit Agreement dated as of March 28, 2014, by and among CH2M HILL Companies, Ltd. and certain of its subsidiaries, Wells Fargo Bank, National Association, and other lenders as party thereto (filed as Exhibit 10.1 to CH2M’s Form 10‑Q for the quarter ended September 30, 2016 (Commission File No. 000‑27261), and incorporated herein by reference)

+10.23

Separation, Waiver and General Release Agreement entered into on May 29, 2015 by and between CH2M and J. Robert Berra (filed as Exhibit 10.1 to CH2M’s Form 10-Q for the quarter ended June 26, 2015 (Commission File No. 000-27261), and incorporated by reference)

+10.24

Retirement Transition Agreement  between CH2M and John Madia dated October 6, 2015 (filed as Exhibit 10.1 to CH2M’s Form 10-Q for the quarter ended September 25, 2015 (Commission File No. 000-27261), and incorporated by reference

10.25

Subscription Agreement dated May 27, 2015 between CH2M HILL Companies, Ltd. and AP VIII CH2 Holdings, L.P. (filed as Exhibit 99.1 to CH2M’s Form 8-K on May 28, 2015 (Commission File No. 000-27261), and incorporated by reference)

10.26

Investor Rights Agreement dated June 24, 2015, among CH2M HILL Companies, Ltd. and AP VIII CH2 Holdings, L.P. (filed as Exhibit 99.1 to CH2M’s Form 8-K on June 24, 2015 (Commission File No. 000-27261), and incorporated by reference)

*21.1	Subsidiaries of CH2M HILL Companies, Ltd.
*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
*24.1	Power of Attorney authorizing signature
*31.1	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
*31.2	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
*32.1	Written Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350)
*32.2	Written Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350)
99.1	Internal Market Rules effective November 14, 2014 (filed as Exhibit 99.1 to CH2M’s Form 10-K on February 25, 2015 (Commission File No. 000-27261), and incorporated by reference)
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CH2M HILL Companies, Ltd.:

We have audited the accompanying consolidated balance sheets of CH2M HILL Companies, Ltd. and subsidiaries (the Company) as of December 30, 2016 and December 25, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three year period ended December 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CH2M HILL Companies, Ltd. and subsidiaries as of December 30, 2016 and December 25, 2015, and the results of their operations and their cash flows for each of the years in the three year period ended December 30, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 7, 2017

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheet

(Dollars in thousands)

	December 30,	December 25,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$131,029	$197,021
Receivables, net—
Client accounts	604,150	739,532
Unbilled revenue	530,751	601,713
Other	11,485	17,316
Income tax receivable	18,375	19,800
Prepaid expenses and other current assets	94,107	95,809
Total current assets	1,389,897	1,671,191
Investments in unconsolidated affiliates	66,329	84,296
Property, plant and equipment, net	248,432	203,666
Goodwill	477,752	510,985
Intangible assets, net	38,024	59,011
Deferred income taxes	363,251	255,385
Employee benefit plan assets and other	86,777	76,765
Total assets	$2,670,462	$2,861,299
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,242	$2,069
Accounts payable and accrued subcontractor costs	415,251	504,098
Billings in excess of revenue	226,568	302,647
Accrued payroll and employee related liabilities	272,458	328,585
Other accrued liabilities	398,842	338,926
Total current liabilities	1,315,361	1,476,325
Long-term employee related liabilities	308,118	599,033
Long-term debt	495,632	299,593
Other long-term liabilities	105,813	109,017
Total liabilities	2,224,924	2,483,968
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized of which 10,000,000 are designated as Series A; 4,821,600 and 3,214,400 issued and outstanding at December 30, 2016 and as of December 25, 2015, respectively	48	32
Common stock, $0.01 par value, 100,000,000 shares authorized; 25,148,399 and 26,282,913 issued and outstanding at December 30, 2016 and December 25, 2015, respectively	251	263
Additional paid-in capital	169,573	125,381
Retained earnings	586,252	561,213
Accumulated other comprehensive loss	(209,408)	(274,704)
Total CH2M common stockholders’ equity	546,716	412,185
Noncontrolling interests	(101,178)	(34,854)
Total stockholders' equity	445,538	377,331
Total liabilities and stockholders’ equity	$2,670,462	$2,861,299

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands except per share amounts)

	December 30,	December 25,	December 31,
	2016	2015	2014
Gross revenue	$5,235,944	$5,361,505	$5,413,469
Equity in earnings of joint ventures and affiliated companies	51,957	46,765	54,918
Operating expenses:
Direct cost of services	(4,614,283)	(4,343,156)	(4,643,540)
Selling, general and administrative	(913,722)	(930,273)	(1,093,121)
Impairment losses on goodwill and intangibles	—	—	(73,312)
Operating (loss) income	(240,104)	134,841	(341,586)
Other income (expense):
Interest income	544	211	704
Interest expense	(16,183)	(14,551)	(14,926)
Income (loss) before benefit (provision) for income taxes	(255,743)	120,501	(355,808)
Benefit (provision) for income taxes	131,489	(28,384)	37,206
Net (loss) income	(124,254)	92,117	(318,602)
Less: Loss (income) attributable to noncontrolling interests	139,292	(11,714)	137,065
Net income (loss) attributable to CH2M	$15,038	$80,403	$(181,537)
Net income (loss) attributable to CH2M per common share[1]:
Basic	$0.03	$2.62	$(6.42)
Diluted	$0.03	$2.61	$(6.42)
Weighted average number of common shares:
Basic	25,648,091	27,119,498	28,256,864
Diluted	25,732,114	27,181,179	28,256,864

1 Represents net (loss) income attributable to CH2M less (i) income allocated to preferred stockholders of $152 for the year ended December 30, 2016 and $4,279 for the year ended December 25, 2015, respectively, and (ii) accrued dividends attributable to preferred stockholders of $14,006 and $5,088 for the years ended December 30, 2016 and December 25, 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	December 30,	December 25,	December 31,
	2016	2015	2014
Net (loss) income	$(124,254)	$92,117	$(318,602)
Other comprehensive income (loss):
Foreign currency translation adjustments	(27,141)	(32,181)	(23,903)
Benefit plan adjustments, net of tax	92,437	29,834	(109,279)
Unrealized (loss) gain on available-for-sale securities:
Loss on available-for-sale securities and other, net of tax	—	—	(27)
Less: reclassification adjustment for gains included in net income, net of tax	—	—	(185)
Other comprehensive income (loss)	65,296	(2,347)	(133,394)
Comprehensive (loss) income	(58,958)	89,770	(451,996)
Less: comprehensive (loss) income attributable to noncontrolling interests	(126,402)	11,714	(137,065)
Comprehensive income (loss) attributable to CH2M	$67,444	$78,056	$(314,931)

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interest	Equity
Balance at December 31, 2013	—	$—	28,782,277	$288	$—	$763,095	$(138,963)	$18,164	$642,584
Net loss	—	—	—	—	—	(181,537)	—	(137,065)	(318,602)
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	—	—	—	—	(23,903)	—	(23,903)
Benefit plan adjustments, net of tax	—	—	—	—	—	—	(109,279)	—	(109,279)
Unrealized loss on equity investments, net of tax	—	—	—	—	—	—	(27)	—	(27)
Reclassification adjustment for gains included in net income, net of tax	—	—	—	—	—	—	(185)	—	(185)
Distributions to affiliates, net	—	—	—	—	—	—	—	(6,289)	(6,289)
Shares issued in connection with stock based compensation and employee benefit plans	—	—	934,514	9	48,949	—	—	—	48,958
Shares issued in connection with purchase of TERA	—	—	170,088	2	10,829	—	—	—	10,831
Shares purchased and retired	—	—	(2,563,309)	(26)	(59,778)	(96,716)	—	—	(156,520)
Balance at December 31, 2014	—	$—	27,323,570	$273	$—	$484,842	$(272,357)	$(125,190)	$87,568
Net income	—	—	—	—	—	80,403	—	11,714	92,117
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	—	—	—	—	(32,181)	—	(32,181)
Benefit plan adjustments, net of tax	—	—	—	—	—	—	29,834	—	29,834
Investments in affiliates, net	—	—	—	—	—	—	—	78,622	78,622
Shares issued in connection with stock based compensation and employee benefit plans	—	—	607,846	6	32,968	—	—	—	32,974
Series A Preferred Stock issued for cash	3,214,400	32	—	—	191,645	—	—	—	191,677
Shares purchased and retired	—	—	(1,648,503)	(16)	(99,232)	(4,032)	—	—	(103,280)
Balance at December 25, 2015	3,214,400	32	26,282,913	263	125,381	561,213	(274,704)	(34,854)	377,331
Cumulative retained earnings adjustment due to ASU 2016-09						11,078			11,078
Balance at December 26, 2015	3,214,400	32	26,282,913	263	125,381	572,291	(274,704)	(34,854)	388,409
Net income (loss)	—	—	—	—	—	15,038	—	(139,292)	(124,254)
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	—	—	—	—	(27,141)	—	(27,141)
Benefit plan adjustments, net of tax	—	—	—	—	—	—	79,547	—	79,547
Shares issued to noncontrolling interest in Halcrow Group Limited	—	—	—	—	11,838	—	12,890	(24,688)	40
Acquisition of controlling interest in joint venture	—	—	—	—	—	—		6,058	6,058
Investments in affiliates, net	—	—	—	—	—	—	—	91,598	91,598
Shares issued in connection with stock based compensation and employee benefit plans	—	—	581,502	6	36,289	—	—	—	36,295
Series A Preferred Stock issued for cash	1,607,200	16	—	—	100,861	(1,077)	—	—	99,800
Shares purchased and retired	—	—	(1,716,016)	(18)	(104,796)	—	—	—	(104,814)
Balance at December 30, 2016	4,821,600	$48	25,148,399	$251	$169,573	$586,252	$(209,408)	$(101,178)	$445,538

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For The Years Ended
	December 30,	December 25,	December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(124,254)	$92,117	$(318,602)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,524	72,430	89,341
Stock‑based employee compensation	36,295	32,975	48,958
Loss (gain) on disposal of property, plant and equipment	4,003	(3,823)	(660)
Loss on goodwill and intangible impairment	-	—	73,312
Allowance for uncollectible accounts	5,864	2,013	2,582
Deferred income taxes	(112,471)	(5,274)	(62,500)
Undistributed earnings from unconsolidated affiliates	(51,957)	(46,765)	(54,918)
Distributions of income from unconsolidated affiliates	50,302	53,313	52,909
Contributions to defined benefit pension plans	(153,993)	(37,100)	(38,327)
Gain on pension curtailment and settlements	(5,802)	—	—
Excess tax benefits (costs) from stock‑based compensation	3,918	(6,980)	7,628
Changes in assets and liabilities, net of businesses acquired:
Receivables and unbilled revenue	204,018	(15,553)	13,601
Prepaid expenses and other	(11,110)	(11,011)	(6,829)
Accounts payable and accrued subcontractor costs	(110,052)	(21,355)	73,289
Billings in excess of revenues	(71,368)	(26,373)	(13,429)
Accrued payroll and employee related liabilities	(49,654)	50,851	(35,142)
Other accrued liabilities	81,223	(57,881)	219,290
Current income taxes	(1,475)	9,880	(16,238)
Long‑term employee related liabilities and other	(2,526)	21,691	32,663
Net cash (used in) provided by operating activities	(245,515)	103,155	66,928
Cash flows from investing activities:
Capital expenditures	(99,068)	(33,423)	(74,863)
Acquisition related payments	(18,004)	—	(87,607)
Investments in unconsolidated affiliates	(15,797)	(30,392)	(16,477)
Distributions of capital from unconsolidated affiliates	17,496	31,420	14,280
Proceeds from sale of operating assets	3,067	40,952	1,875
Other investing activities	—	—	864
Net cash (used in) provided by investing activities	(112,306)	8,557	(161,928)
Cash flows from financing activities:
Borrowings on long‑term debt	2,342,358	2,350,385	1,882,655
Payments on long‑term debt	(2,148,633)	(2,561,919)	(1,760,670)
Repurchases and retirements of common stock	(104,814)	(96,301)	(164,343)
Proceeds from issuance of preferred stock	99,800	191,677	—
Payments related to net settlement of stock based compensation	(4,117)	(4,840)	(6,502)
Net contributions from (distributions to) noncontrolling interests	91,638	78,622	(6,289)
Net cash provided by (used in) financing activities	276,232	(42,376)	(55,149)
Effect of exchange rate changes on cash	15,597	(3,792)	(12,635)
(Decrease) increase in cash and cash equivalents	(65,992)	65,544	(162,784)
Cash and cash equivalents, beginning of year	197,021	131,477	294,261
Cash and cash equivalents, end of year	$131,029	$197,021	$131,477
Supplemental disclosures:
Cash paid for interest	$15,279	$14,375	$15,169
Cash paid for income taxes	$10,890	$24,391	$30,070

The accompanying notes are an integral part of these consolidated financial statements.

(1) Summary of Business and Significant Accounting Policies

Summary of Business

CH2M HILL Companies, Ltd. and subsidiaries (“We”, “Our”, “CH2M” or the “Company”) is a large employee‑controlled professional engineering services firm, founded in 1946, providing engineering, construction, consulting, design, design‑build, procurement, engineering‑procurement‑construction (“EPC”), operations and maintenance, program management and technical services to U.S. federal, state, municipal and local government agencies, national governments, as well as private industry and utilities, around the world.  A substantial portion of our professional fees are derived from projects that are funded directly or indirectly by government entities.

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

Change in Fiscal Year End

On March 30, 2015, in order to accommodate our financial accounting systems and the timely gathering and reporting of financial information, we changed our reporting period from a calendar year ending on December 31 of each year to a fiscal year ending on the last Friday of December of each year, which in certain years results in a 53-week fiscal year.  Our fiscal quarters also end on the last Friday of March, June, and September. This change has been retroactively applied as if it was adopted as of January 1, 2015.  The change in fiscal year-end did not have a material effect on the comparability of the periods presented.

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

Time‑and‑Materials Contracts.  Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we expend on a project. In addition, clients reimburse us for our actual out of pocket costs of materials and other direct expenditures that we incur in connection with our performance under the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that we directly charge or allocate to contracts compared with the negotiated billing rate and markup on other direct costs. Some of our time-and-materials contracts are subject to maximum contract values, and accordingly, revenue under these contracts is recognized under the percentage-of-completion method where costs incurred to date are compared to total projected costs at contract completion. Revenue on contracts that is not subject to maximum contract values is recognized based on the actual number of hours we spend on the projects plus any actual out of pocket costs of materials and other direct expenditures that we incur on the projects.

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

Billings in excess of revenue represent the excess of billings to our clients to date, per the contract terms, over work performed and revenue recognized on contracts in process using the percentage-of-completion method.

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

Restructuring and Related Charges

An exit activity includes but is not limited to a restructuring, such as a sale or termination of a line of business, the closure of business activities in a particular location, the relocation of business activities from one location to another, changes in management structure, and a fundamental reorganization that affects the nature and focus of operations.  The Company recognizes a current and long-term liability, within other accrued liabilities and other long term liabilities, respectively, and the related expense, within general and administration expense, for restructuring costs when the liability is incurred and can be measured.  Restructuring accruals are based upon management estimates at the time they are recorded and can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.  Nonretirement postemployment benefits offered as special termination benefits to employees, such as a voluntary early retirement program, are recognized as a liability and a loss when the employee accepts the offer and the amount can be reasonably estimated.

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

Cash and Cash Equivalents

Highly liquid investments with original short‑term maturities of less than three months are considered cash equivalents in the consolidated balance sheets and statements of cash flows.  We maintain a domestic cash management system which provides for cash sufficient to satisfy financial obligations as they are submitted for payment and any excess cash in domestic bank accounts is applied against any outstanding debt held under our credit facility described below.  If there is no balance outstanding on the credit facility, we invest cash in excess of this amount in money market funds.  In addition, cash and cash equivalents on our consolidated balance sheets include cash held within our consolidated joint venture entities which is used for operating activities of those joint ventures.  As of December 30, 2016 and December 25, 2015, cash and cash equivalents held in our consolidated joint ventures and reflected on the consolidated balance sheets totaled $46.6 million and $95.4 million, respectively.

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

Depreciation for owned property is based on the estimated useful lives of the assets using the straight‑line method for financial statement purposes.  Useful lives for buildings and land improvements range from twelve to twenty years.  Furniture and fixtures, computers and office equipment, and field equipment are depreciated over their useful lives from three to ten years.  Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.

Goodwill

Goodwill represents the excess of costs over fair value of the assets of businesses we have acquired.  Goodwill acquired in a purchase business combination is not amortized, but instead, is tested for impairment at least annually.  Our annual goodwill impairment test is conducted as of the first day of the fourth quarter of each year, however, upon the occurrence of certain triggering events, we are also required to test for impairment at dates other than the annual impairment testing date.  In performing the impairment test, we evaluate our goodwill at the reporting unit level.  We have the option to assess either quantitative or qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying amounts.  If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts, then the next step of the impairment test is unnecessary.  If we conclude otherwise, then we are required to test goodwill for impairment under the two-step process.  The two-step process involves comparing the estimated fair value of each reporting unit to the unit’s carrying value, including goodwill.  If the carrying value of a reporting unit does not exceed its fair value, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its estimated fair value, we would then perform a second step to measure the amount of goodwill impairment loss to be recorded.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and benefit plan adjustments, as discussed in more detail in Note 16 – Employee Retirement Plans.  These components are included in the consolidated statements of stockholders’ equity and consolidated statements of comprehensive income.  Taxes are not provided on the foreign currency translation gains and losses as deferred taxes are not provided on the unremitted earnings of the foreign subsidiaries to which they relate.

For the year ended December 30, 2016, changes to accumulated other comprehensive loss are as follows:

($ in thousands)	2016
Benefit plans:
Balance at beginning of year	$(225,669)
Benefit plan adjustments	72,402
Noncontrolling interest in Halcrow Group Limited	12,890
Other comprehensive income recognized during the year	7,145
Balance at end of year	$(133,232)
Foreign currency translation:
Balance at beginning of year	$(49,035)
Other comprehensive loss recognized during the year	(27,141)
Balance at end of year	$(76,176)

Other comprehensive income related to our benefit plans includes pretax adjustments of $95.5 million ($72.4 million, net of tax) for the year ended December 30, 2016.  Other comprehensive income is recognized within the selling, general and administrative expense on our consolidated statements of operations.

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

Recent Accounting Standards

In January 2017, the FASB issued Accounting Standard Update ("ASU") 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment.  This ASU was issued with the objective of simplifying the subsequent measurement of goodwill for public business entities and not-for-profit entities by eliminating the second step of the goodwill impairment test.  As a result, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  This ASU will be effective for fiscal years beginning after December 15, 2019, and early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017.  We do not believe this ASU will have a material impact on our financial statements, and this change would not have impacted our 2016 annual impairment test conclusions.  We plan to early adopt this ASU, and it will be effective for our annual goodwill impairment test to be conducted as of the first day of the fourth quarter of 2017.

In January 2017, the FASB issued Accounting Standard Update ("ASU") 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business).  This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This ASU will be effective for fiscal years beginning after December 15, 2017, and should be applied prospectively.  Once effective, we will apply this guidance to determine if certain transactions are acquisitions (or disposals) of assets or businesses, but we do not believe this ASU will materially change how we currently evaluate similar transactions.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control.  This standard amends the guidance issued with ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis in order to make it less likely that a single decision maker would individually meet the characteristics to be the primary beneficiary of a Variable Interest Entity ("VIE").  When a decision maker or service provider considers indirect interests held through related parties under common control, they perform two steps.  The second step was amended with this ASU to say that the decision maker should consider interests held by these related parties on a proportionate basis when determining the primary beneficiary of the VIE rather than in their entirety as was called for in the previous guidance.  This ASU will be effective for fiscal years beginning after December 15, 2016, and early adoption is not permitted.  We are currently evaluating the impact of the adoption of this ASU on our financial position and results of operations.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU provides guidance for eight specific changes with respect to how certain cash receipts and cash payments are classified within the statement of cash flows in order to reduce existing diversity in practice.  This ASU will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted, and it should be applied using a retroactive transition method to each period presented.  We are currently evaluating the impacts the adoption of this standard will have on our consolidated statements of cash flows, focusing on the impact our cash flows related to distributions received from equity method investees and contingent consideration payments made subsequent to business combinations.  We anticipate that approximately $15.9 million of the acquisition related payments within our investing cash flows for the year ended December 30, 2016 will be reclassified to financing cash flows as a result of adopting this ASU.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payments Accounting.  The Company elected to early adopt ASU 2016-09 with an effective date of December 26, 2015.  As a result, for the year ended December 30, 2016, the Company recognized the excess tax benefit of $3.9 million within income tax benefit on the consolidated statements of operations, adopted prospectively, and previously unrecognized excess tax benefits of $11.1 million resulted in a cumulative-effect adjustment to retained earnings.  The adoption did not impact the existing classification of awards.  Excess tax costs from stock-based compensation of $7.0 million and excess tax benefits from stock-based compensation of $7.6 million for the years ended December 25, 2015 and December 31, 2014, respectively, were restated into cash flows from operating activities from cash flows from financing activity.  Additionally, adopted retrospectively, the Company reclassified $4.8 million and $6.5 million of employee withholding taxes paid from operating activities into financing activities for the years ended December 30, 2016 and December 25, 2015, respectively.  Following the adoption of the standard, the Company elected to continue estimating the number of awards expected to be forfeited and adjust its estimate on an ongoing basis.

In February 2016, the FASB issued ASU 2016-02, Leases.  This ASU is a comprehensive new leases standard that was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We continue to assess the impact of adopting ASU 2016-02, but expect to record a significant amount of right-of-use assets and corresponding liabilities.  Based upon our operating leases as of December 30, 2016, we have a total of $540.6 million undiscounted future minimum lease payments, without consideration of sublease income.

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of

Financial Assets and Financial Liabilities.  The amendments issued with this ASU require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income.  An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update.  This ASU will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, with early adoption permitted.  We believe this standard’s impact on CH2M will be limited to equity securities currently accounted for under the cost method of accounting, which as of December 30, 2016 are valued at $3.5 million within investments in unconsolidated affiliates on the consolidated balance sheet.  We do not expect the adoption of this standard to have a material impact on our consolidated statements of operations.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The ASU requires that management evaluate for each annual and interim reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued.  If there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, additional disclosures are required, even if the substantial doubt is alleviated as a result of consideration of management’s plans.  This ASU became effective for our reporting periods beginning after December 15, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and subsequently modified with various amendments and clarifications.  This ASU is a comprehensive new revenue recognition model that is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The ASU also requires additional quantitative and qualitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This ASU, as amended, is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods.  Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU.  CH2M is currently evaluating the impact of this ASU, the subsequently issued amendments, and the transition alternatives on its financial position and results of operations.  We have begun categorizing our various contract revenue streams in order to isolate those that will be significantly impacted.  Once we have completed the assessment of the impacted revenue streams, we can begin estimating the potential impact of the new standard as well as identify necessary controls, processes and information system changes.

(2) Changes in Project-Related Estimates

We have a fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States.  The project is approximately 75% complete as of December 30, 2016.  In 2014, we experienced unforeseen and unexpected cost growth resulting in charges to operations totaling $38.7 million for the year ended December 31, 2014, which included both the reversal of previously recognized profits as well as the recording of the estimated total loss on the project at completion.  In 2015, additional increases to the cost estimates were identified primarily caused by design changes for a water main relocation, the discovery of extremely hard and abrasive rock during construction, differing site conditions, unidentified and mismarked utilities, client requested changes, labor supply challenges in the construction market, lower than expected labor productivity, and severe adverse weather delays.  These increased cost growth resulted in the recording of additional project losses of $93.6 million in the year ended December 25, 2015.

During the first half of 2016, we estimated further cost growth in the amount of $60.0 million as a result of a review of the covered scope of contracts, survey engineering and design challenges, rework of previously installed work and client-caused delays, including limited daytime access to portions of the site, the sum of which resulted in increased material quantities and work and schedule extensions.  We also had severe weather including record rainfall, and production shortfalls resulting from differing site conditions and engineering rework.  Additionally, during the second half of 2016, we estimated additional cost growth of $61.3 million due to continued survey engineering and design challenges, additional rework, greater than expected subcontractor costs, subcontracting work previously planned to be self-performed, delivery schedule extensions (which increased the overall estimated costs for labor and expenses), greater than expected construction material expenditures, and additional weather delays.

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

Within our Power EPC segment, we were involved in a fixed-price EPC project in Australia through a consolidated joint venture partnership with an Australian construction contractor and a major U.S.-based gas power technology manufacturer (the “Consortium”) to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia.  As of December 30, 2016, the total contract value of the joint venture project was approximately $520.0 million, and the project was approximately 85% complete.  Due to a variety of issues, the joint experienced project losses of $280.0 million in 2014, of which our portion of the loss was $140.0 million.

During the second quarter of 2016, the client advised it was unable to meet various obligations in line with the program schedule as required under the terms of the contract.  Subsequently in 2016, the client was unable to confirm the timing of its deliverables under the terms of the contract including the supply of feed gas, plant utilities and electrical power loads.  As a result, the anticipated project completion date was expected to be delayed into 2018, thus significantly increasing the joint venture’s costs estimated to complete the project.  Additionally, forecasted productivity levels that were assumed for construction completion had not been achieved, including as a result of client delays and disruptions, also increasing the joint venture’s total estimated costs to complete.  As a result of these factors, as well as others, and inclusive of estimated anticipated further disruptions and inefficiencies, the joint venture recognized additional costs totaling $301.5 million in 2016, of which our portion was $154.1 million.

On January 24, 2017, the Consortium terminated its contract with its client the general contractor, JKC Australia LNG Pty (the “Contractor”) on the grounds that the Contractor had by its actions repudiated the contract.  The Contractor has claimed that the Consortium’s termination was not valid.  The Consortium, which includes the consolidated Australian joint venture partnership, expects to file arbitration claims against the Contractor during the first half of 2017, and anticipates that the Contractor will file counter claims.  We expect a lengthy, multi-year arbitration process and at this time we are unable to predict the timing of resolution or the outcome of disputes.  While we continue to assess the possible impacts to our financial statements, the ultimate outcome of the dispute will depend upon contested issues of fact and law.  As a result of the contract termination, we evaluated the potential future costs as of December 30, 2016 in accordance with the accounting standards applicable to contingent liabilities.  The joint venture has incurred costs totaling approximately $20.0 million in 2017 to demobilize from the site and expects to continue to incur significant legal and other costs until the dispute is resolved.  The Consortium is also in the process of determining the required costs to close out and terminate its current subcontractor obligations.  These costs, which we expect will be incurred in 2017, have been accrued within our provision for loss accrual in our consolidated financial statements as of December 30, 2016 based upon our best estimate from the information currently available. It is possible that certain subcontractors could file claims against the Consortium as a result of our termination of their subcontract which could be material to our consolidated financial statements.   Additionally, the joint venture’s performance on the project is secured by certain bonds totaling approximately $50.0 million which could potentially be called by our client at some time in the future. If we are ultimately unsuccessful in our claim that the contract was repudiated by our client, the Consortium could be liable for the completion of the project by a separate contractor and other related damages.  These additional costs could be materially adverse to our results of operations, cash flow and financial condition in the future.

During 2014, we experienced significant cost growth on a fixed-price Power contract to design and construct a new power generation facility in the northeastern United States.  These increases in costs resulted from multiple sources including a substantial decline in union labor productivity, poor subcontractor performance and the impacts of schedule delays caused by the above items and severe weather in the northeastern United States.  The effect of these changes in estimates resulted in a charge to operations totaling $64.4 million in the year ended December 31, 2014.  There were no additional charges to operations in the year ended December 25, 2015 as the project achieved substantial completion in 2014.  In the third quarter of 2016, we reached a final settlement with the client which did not materially change our financial position on the project.  All obligations associated with this project are scheduled for final completion during the first quarter of 2017.

All reserves for project related losses are included in other current liabilities and totaled $258.3 million and $152.6 million as of December 30, 2016 and December 25, 2015, respectively.  Of the amount included in the December 30, 2016 balance, $90.1 million relates to accrued project losses attributable to, and payable by, the noncontrolling joint venture partner.

(3) Preferred Stock Issuance

As of December 30, 2016, the Company had 50,000,000 shares of preferred stock, $0.01 par value, authorized.  On June 22, 2015, the Company designated 10,000,000 shares as Series A Preferred Stock with an original issue price of $62.22 under the Certificate of Designation.  On June 24, 2015, the Company sold and issued an aggregate of 3,214,400 shares of Series A Preferred Stock for an aggregate purchase price of $200.0 million in a private placement to a subsidiary owned by investment funds affiliated with Apollo Global Management, LLC (together with its subsidiaries, “Apollo”).  Total proceeds from the preferred stock offering were $191.7 million, net of issuance costs of $8.3 million.  The sale occurred in connection with the initial closing pursuant to the Subscription Agreement entered into by the Company and Apollo on May 27, 2015 (“Subscription Agreement”).  On April 11, 2016, Apollo purchased an additional 1,607,200 shares of Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million in a second closing subject to the conditions within the Subscription Agreement.  Total proceeds from the preferred stock offering were $99.8 million, net of issuance costs of $0.2 million.

Under our agreement with Apollo, the maximum consolidated leverage ratio is 3.00x for 2016 and beyond, consistent with our Third Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”).  As of December 30, 2016, we were in compliance with this covenant.  Management continually assesses its potential future compliance with the consolidated leverage ratio covenant based on estimates of future earnings and cash flows. If there is an expected possibility on non-compliance, we will discuss possibilities with Apollo to modify the covenant consistent with discussions with the Company’s lenders or utilize other means of capitalizing the Company to anticipate or remedy any non-compliance. The expected cash outflows required to fund the project losses discussed in Note 2 – Changes in Project-Related Estimates and the related impact on earnings will put a financial strain on the Company that may require an amendment or other remedies to be pursued by management if certain earnings estimates or cash flow improvement initiatives are not achieved or if required to facilitate restructuring plans.

Additionally, the Certificate of Designation for the Series A Preferred Stock prohibits the repurchase by the Company of shares of our common stock in excess of negotiated pre-approved amounts in 2015 and 2016, and in excess of amounts determined by a negotiated formula in 2017 and beyond.  In 2017, the Certificate of Designation for the Series A Preferred Stock prohibits the repurchase by the Company of shares of our common stock in excess of negotiated pre-approved amounts determined by a formula based upon our “Free Cash Flow” or our cash flow from operations, minus capital expenditures, for fiscal year 2016.  Our Free Cash Flow was negative for the year ended December 30, 2016, and as a result, other than specified exemptions, the Company is prohibited from repurchasing shares of common stock in the internal market, except as legally required, unless it is able to obtain the consent of the holders of at least a majority of the Series A Preferred Stock.  On January 17, 2017, the Company received from the Series A Preferred Stock holder, an acknowledgment and consent permitting the Company to spend up to $25.0 million, in the aggregate, to repurchase shares of common stock in the first trade of 2017.  No assurance can be given that in the future the Company will be able to obtain an acknowledgment and consent from the Series A Preferred Stockholder permitting the Company to repurchase common stock in the internal market.

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

In addition, the Company may not take certain actions without first having obtained the affirmative vote or waiver of the holders of a majority of the outstanding shares of Series A Preferred Stock.  These actions include, among other items, conducting certain liquidation events, entering into new lines of business, entering into agreements for certain acquisitions, joint ventures or investments involving amounts greater than $100.0 million and entering into agreements for certain firm, fixed-price or lump-sum design-build or EPC contracts.  In addition, among other things the Company is limited in certain additional amounts it may borrow, additional shares of certain securities that it may issue and the amounts of capital stock it can repurchase in excess of negotiated pre-approved amounts, in each case, without further approval from the holders of the Series A Preferred Stock.

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

Our financial statements include the accounts of our joint ventures when the joint ventures are variable interest entities (“VIE”) and we are the primary beneficiary or those joint ventures that are not VIEs yet we have a controlling interest. We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a VIE. A qualitative assessment begins with an understanding of the nature of the risks associated with the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity. All of the variable interests held by parties involved with the VIE are identified and a determination is made of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Most of the VIEs with which our Company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements. We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE.  As of December 30, 2016 and December 25, 2015, total assets of VIEs that were consolidated were $220.3 million and $224.6 million, respectively, and liabilities were $385.9 million and $289.3 million, respectively.  Gross revenue of VIEs that were consolidated were $990.9 million, $533.0 million, and $365.9 million for the years ended December 30, 2016, December 25, 2015 and December 31, 2014, respectively.  These assets and liabilities consist almost entirely of working capital accounts associated with the performance of an Australian fixed-price Power EPC project being executed through a consolidated joint venture partnership and an Environment and Nuclear consolidated joint venture consulting project in Canada.

In determining whether we have a controlling interest in a joint venture that is not a VIE and the requirement to consolidate the accounts of the entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partnership/members.

We held investments in unconsolidated VIEs and equity method investments of $66.3 million and $84.3 million as of December 30, 2016 and December 25, 2015, respectively.  Our proportionate share of net income or loss as well as gains or losses resulting from changes in fair value of equity method investments due to acquisitions and disposals is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of operations.  In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus our portion of the entities’ undistributed earnings.  We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities.  These services are billed to the joint ventures in accordance with the provisions of the agreements.

Summarized financial information for our unconsolidated VIEs and equity method investments as of and for the years ended is as follows:

	December 30,	December 25,
($ in thousands)	2016	2015
Financial Position:
Current assets	$457,273	$569,224
Noncurrent assets	21,964	22,333
Total assets	$479,237	$591,557
Current liabilities	$303,502	$383,887
Noncurrent liabilities	1,353	1,566
Partners’/Owners’ equity	174,382	206,104
Total liabilities and equity	$479,237	$591,557
CH2M’s share of equity	$66,329	$84,296

	December 30,	December 25,	December 31,
($ in thousands)	2016	2015	2014
Results of Operations:
Revenue	$1,683,389	$2,382,854	$2,514,461
Direct costs	(1,544,856)	(2,177,271)	(2,297,607)
Gross margin	138,533	205,583	216,854
Selling, general and administrative expenses	(44,306)	(55,250)	(39,981)
Operating income	94,227	150,333	176,873
Other loss, net	(5,028)	(4,620)	(3,663)
Net income	$89,199	$145,713	$173,210
CH2M’s share of net income	$51,957	$46,765	$54,918

We have the following significant investments in unconsolidated VIEs and equity method investments companies as of December 30, 2016:

% Ownership
Domestic:
AGVIQ - CH2M HILL Joint Venture III/IIIA	49.0%
CH2M/WG Idaho, LLC	50.5%
Coastal Estuary Services LLC	49.9%
MW/CH2M HILL, a Joint Venture (SNWA)	50.0%
National Security Technologies, LLC	10.0%
OMI Beca Ltd.	50.0%
Savannah River Remediation LLC	15.0%
URS/CH2M OAK RIDGE LLC (UCOR)	45.0%
Washington Closure LLC (River Corridor)	30.0%
Foreign:
A-One+	33.3%
Broadlands Environmental Services	10.0%
CHT JV	50.0%
C2V+	50.0%
Cavendish Dounreay Partnership LTD	30.0%
CH2M HILL - MACE Joint Venture	51.0%
CH2M HILL-KUNWON PMC	54.0%
CHCJV	50.0%
Consorcio Integrador Rio de Janeiro	48.0%
Consórcio Sondotécnica-Cobrape-CH2M	25.0%
CPG Consultants-CH2M NIP JV	50.0%
Halcrow Hyder	50.0%
HWC Treatment Program Alliance Joint Venture	50.0%
SMNM-VECO JV	50.0%
Sydney Water Corporation-Odour Program Mgmt Alliance	50.0%
Transcend Partners, LTD.	40.0%

(5) Property, Plant and Equipment

Property, plant and equipment consists of the following as of:

	December 30,	December 25,
($ in thousands)	2016	2015
Land	$5,021	$5,021
Buildings and land improvements	108,963	67,631
Furniture and fixtures	26,126	25,332
Computers and office equipment	162,078	158,399
Field equipment	130,681	138,721
Leasehold improvements	75,492	65,734
	508,361	460,838
Less: accumulated depreciation	(259,929)	(257,172)
Net property, plant and equipment	$248,432	$203,666

Depreciation expense, which is reflected within selling, general and administrative expense, totaled $45.3 million, $47.3 million, and $43.1 million for the years ended December 30, 2016, December 25, 2015, and December 31, 2014, respectively.

During the year ended December 30, 2016, we constructed employee housing units for oilfield workers in Alaska to support our oil and gas operations resulting in the addition of approximately $42.9 million to buildings and land improvements.

(6) Receivables

Receivables are stated at net realizable values and consist of receivables billed to clients as well as receivables for which revenue has been earned but has not yet been billed. The U.S. federal government and agencies regulated by the U.S. federal government accounted for approximately 10% of our net receivables at December 30, 2016 and December 25, 2015, respectively. No other customer exceeded 10% of total receivables at December 30, 2016 or December 25, 2015.

The change in the allowance for uncollectible accounts consists of the following for the years ended:

	December 30,	December 25,
($ in thousands)	2016	2015
Balance at beginning of year	$7,432	$8,360
Provision charged to expense	5,864	2,013
Accounts written off	(432)	(1,573)
Other	(877)	(1,368)
Balance at end of year	$11,987	$7,432

(7) Acquisitions

On April 4, 2014, we acquired certain agreed upon assets and liabilities of TERA Environmental Consultants (“TERA”) for consideration of $119.6 million.  TERA was an employee-owned environmental consulting firm headquartered in Canada specializing in environmental assessment, planning, siting, permitting, licensing, and related services for the pipeline, electrical transmission, and oil and gas industries.  TERA’s operations are reported in the consolidated financial statements within the Environment and Nuclear business group and generated approximately $16.8 million of revenue and $3.7 million of operating loss for the year ended December 30, 2016, $69.2 million of revenue and $9.2 million of operating income for the year ended December 25, 2015, and approximately $84.6 million of revenue and $10.6 million of operating income for the year ended December 31, 2014.

On September 6, 2016, we acquired a controlling interest in one of our joint ventures for consideration of $6.3 million, $2.1 million net of cash acquired, resulting in a gain of $15.0 million on the fair value remeasurement of the original equity method investment recorded in equity in earnings of joint ventures and affiliated companies and $31.3 million of goodwill.

(8) Goodwill and Intangible Assets

Our annual goodwill impairment test is conducted as of the first day of the fourth quarter of each year.  There were no triggering events during the year ended December 30, 2016 that would require us to initiate a goodwill impairment test at a date other than the annual impairment testing date.  We identified nine reporting units relevant to our annual impairment review. In selecting these reporting units, we considered (i) whether an operating segment or a component of an operating segment is a business, (ii) whether discrete financial information is available, (iii) whether the financial information is regularly reviewed by management of the operating segment, and (iv) how the operations are managed or how an acquired entity is integrated in the business operations.  Based upon this evaluation, we determined that we have the following reporting units:

•	Environmental (Environment and Nuclear segment)
•	Government Facilities and Infrastructure (Environment and Nuclear segment)
•	Industrial and Advanced Technology (Energy and Industrial segment)
•	Nuclear (Environment and Nuclear segment)
•	Oil, Gas and Chemicals (Energy and Industrial segment)
•	Power EPC (Power EPC segment)
•	Transportation (Transportation segment)
•	Urban Environments and Sports (Water segment)
•	Water (Water segment)

After completing step one of the annual impairment test, we determined that the carrying value of each reporting unit did not exceed its respective fair value; therefore, the second step of the impairment test was unnecessary.  As a result, no impairment charge was recorded for the year ended December 30, 2016.  No impairment of identifiable intangibles was incurred in the year ended December 30, 2016.

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

The following table presents the changes in goodwill by segment, excluding segments to which no goodwill is associated, during the years ended December 30, 2016 and December 25, 2015:

($ in thousands)	Energy and Industrial	Environment and Nuclear	Transportation	Water	Consolidated Total
Balance as of December 31, 2014	$93,242	$73,186	$293,149	$74,398	$533,975
Foreign currency translation	-	(8,422)	(11,629)	(2,939)	(22,990)
Balance as of December 25, 2015	$93,242	$64,764	$281,520	$71,459	$510,985
Acquisitions	5,003	-	2,814	23,449	31,266
Foreign currency translation	(341)	(3,898)	(46,867)	(13,393)	(64,499)
Balance as of December 30, 2016	$97,904	$60,866	$237,467	$81,515	$477,752

The following table presents the changes in intangible assets by segments, excluding segments to which no intangible assets are associated, for the years ended December 30, 2016 and December 25, 2015:

($ in thousands)	Environment and Nuclear	Transportation	Water	Consolidated Total
Balance as of December 31, 2014	$42,353	$38,300	$10,726	$91,379
Amortization	(6,383)	(14,492)	(4,200)	(25,075)
Foreign currency translation	(5,874)	(1,077)	(342)	(7,293)
Balance as of December 25, 2015	$30,096	$22,731	$6,184	$59,011
Amortization	(4,589)	(10,598)	(2,965)	(18,152)
Foreign currency translation	489	(2,523)	(801)	(2,835)
Balance as of December 30, 2016	$25,996	$9,610	$2,418	$38,024

Intangible assets with finite lives consist of the following:

		Accumulated	Net finite‑lived
($ in thousands)	Cost	Amortization	intangible assets
December 30, 2016
Customer relationships	172,880	(134,856)	38,024
Total finite-lived intangible assets	$172,880	$(134,856)	$38,024
December 25, 2015
Customer relationships	187,580	(128,655)	58,925
Tradename	4,499	(4,413)	86
Total finite-lived intangible assets	$192,079	$(133,068)	$59,011

All intangible assets are being amortized over their expected lives of between two and ten years.  Amortization expense is reflected in selling, general and administrative expense and totaled $18.2 million, $25.1 million and $46.2 million for the years ended December 30, 2016, December 25, 2015 and December 31, 2014, respectively.  All intangible assets are expected to be fully amortized in 2024.

At December 30, 2016, the future estimated amortization expense related to these intangible assets is:

Amortization
($ in thousands)	Expense
2017	$15,543
2018	4,198
2019	3,465
2020	3,465
2021	3,465
Thereafter	7,888
$38,024

(9) Fair Value of Financial Instruments

Cash and cash equivalents, client accounts receivable, unbilled revenue, accounts payable and accrued subcontractor costs and billings in excess of revenue are carried at cost, which approximates fair value due to their short maturities.  Fair value of long‑term debt, including the current portion, is estimated based on Level 2 inputs, except the amount outstanding on the revolving credit facility for which the carrying value approximates fair value.  Fair value is determined by discounting future cash flows using interest rates available for issues with similar terms and average maturities.  The estimated fair values of our financial instruments where carrying values do not approximate fair value are as follows for the years ended December 30, 2016 and December 25, 2015:

	2016		2015
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Equipment financing	$8,152	$7,662	$8,594	$8,056
Note payable by consolidated joint venture	$2,483	$2,284	$—	$—

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates.  These currency derivative instruments are carried on the balance sheet at fair value and are typically based upon Level 2 inputs including third party quotes. At December 30, 2016 and December 25, 2015, we had forward foreign exchange contracts on world currencies with varying durations, none of which extend beyond one year.  We had $1.2 million of derivative liabilities for the year ended December 30, 2016 and an insignificant amount of derivative assets as of December 25, 2015.

The unrealized and realized gains and losses due to changes in derivative fair values included in selling, general and administrative expense are as follows:

	For The Years Ended
	December 30,	December 25,	December 31,
(in thousands)	2016	2015	2014
Unrealized loss (gain) from changes in derivative fair values	$1,062	$129	$(142)
Realized loss (gain) from changes in derivative fair values	$6,000	$8,009	$(2,740)

(10) Revolving Credit Facility and Long‑Term Debt

On September 30, 2016, we entered into a Third Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”), to provide us with additional financial and operational flexibility, particularly by modifying the definition of consolidated adjusted EBITDA to allow for the exclusion of expected cash restructuring charges and cash payments on the project losses attributable to ongoing fixed-price contacts for purposes of determining the consolidated leverage ratio, which remained at 3.00x for 2016 and beyond.  In addition, the Amended Credit Agreement lowered our maximum available revolving credit facility to $925.0 million from $1.1 billion.  The credit facility matures on March 28, 2019 and includes a subfacility for the issuance of standby letters of credit in a face amount up to $500.0 million, a subfacility up to $300.0 million for multicurrency borrowings, and a subfacility of up to $50.0 million for swingline loans.  Under the terms of the Amended Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed by up to $200.0 million. Other technical and operating changes to the Amended Credit Agreement specifically achieved the following:

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

On November 23, 2016, December 28, 2016 and January 10, 2017, we received from the lenders under the Amended Credit Agreement consents permitting our delayed compliance with respect to the certifications to the lenders relating to our unaudited consolidated financial statements as of and for the quarters ended June 26, 2015, September 25, 2015 and December 25, 2015 and confirming that a determination that a material weakness exists in our internal controls over financial accounting would not constitute a default under the terms of the Amended Credit Agreement.  The consents ensured that no event of default existed under the Amended Credit Agreement as a result of the restatement, and we could request the issuance of new loan advances and letters of credit under the Amended Credit Agreement in accordance with its terms.

As of December 30, 2016, we were in compliance with the covenants required by the Amended Credit Agreement.  Management continually assesses its potential future compliance with the Amended Credit Agreement covenants based upon estimates of future earnings and cash flows.  If there is an expected possibility of non-compliance, we will discuss possibilities with the Company’s lenders or utilize other means of capitalizing the Company to anticipate or remedy any non-compliance.  The expected cash outflows required to fund the project losses discussed in Note 2 – Changes in Project-Related Estimates and the related impact on earnings will put a financial strain on the Company that may require an amendment or other remedies to be pursued by management if certain earnings estimates or cash flow improvement initiatives are not achieved or if required to facilitate restructuring plans.

There were $487.0 million and $292.8 million in borrowings outstanding on the credit facility for the years ended December 30, 2016 and December 25, 2015, respectively. The average rate of interest charged on that balance was 3.73% as of December 30, 2016. The company-wide issued and outstanding letters of credit and bank guarantee facilities were $134.2 million and $145.5 million for the years ended December 30, 2016 and December 25, 2015, respectively. The remaining unused borrowing capacity under the credit facility was approximately $107.4 million as of December 30, 2016.

Our nonrecourse and other long‑term debt consist of the following for the years ended:

	December 30,	December 25,
($ in thousands)	2016	2015
Revolving credit facility, average rate of interest of 3.73%	$487,009	$292,783
Equipment financing, due in monthly installments to September 2021, secured by equipment. These notes bear interest ranging from 0.22% to 3.29%	8,152	8,594
Note payable by consolidated joint venture, due July 2019. This note bears interest at 6-month LIBOR plus 2.5%	2,483	—
Other notes payable	230	285
Total debt	$497,874	$301,662
Less: current portion of debt	2,242	2,069
Total long-term portion of debt	$495,632	$299,593

At December 30, 2016, future principal payments on long‑term debt for each year ending are as follows:

($ in thousands)	Principal Payments
2017	$2,242
2018	2,232
2019	491,243
2020	1,598
2021	559
Thereafter	—
Total future principal payments	$497,874

(11) Operating Lease Obligations

We have entered into certain noncancellable leases, which are being accounted for as operating leases. At December 30, 2016, future minimum lease payments, without consideration of sublease income, for each year ending are as follows:

($ in thousands)	Lease Payments
2017	$82,242
2018	73,089
2019	61,931
2020	50,095
2021	42,437
Thereafter	230,802
Total future minimum lease payments	$540,596

Rental expense charged to operations, net of sublease income, was $95.5 million, $118.1 million, and $121.1 million for the years ended December 30, 2016, December 25, 2015 and December 31, 2014, respectively.  Rental expense included amortization of deferred gains, primarily related to the sale-leaseback of our corporate offices, of $1.4 million, $3.9 millon and $4.3 million for the years ended December 30, 2016, December 25, 2015 and December 31, 2014, respectively.  Certain of our operating leases contain provisions for a specific rent‑free period and escalation clauses.  We accrue rental expense during the rent‑free period based on total expected rental payments to be made over the life of the related lease.

(12) Income Taxes

Income before provision for income taxes for the years ended December 30, 2016, December 25, 2015 and December 31, 2014 consists of the following:

($ in thousands)	2016	2015	2014
U.S. (loss) income	$(43,917)	$79,058	$(161,951)
Foreign income	(72,534)	29,729	(56,792)
Income before taxes	$(116,451)	$108,787	$(218,743)

The provision for income taxes for the years ended December 30, 2016, December 25, 2015 and December 31, 2014 consists of the following:

($ in thousands)	2016	2015	2014
Current income tax (benefit) expense:
Federal	$19,668	$5,138	$17,660
Foreign	16,975	15,356	14,318
State and local	(440)	8,076	(1,801)
Total current income tax expense	36,203	28,570	30,177
Deferred income tax (benefit) expense:
Federal	(82,726)	7,864	(52,852)
Foreign	(76,665)	(7,138)	(10,271)
State	(8,301)	(912)	(4,260)
Total deferred income tax benefit	(167,692)	(186)	(67,383)
Total income tax (benefit) expense	$(131,489)	$28,384	$(37,206)

The reconciliations of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate for the years ended December 30, 2016, December 25, 2015 and December 31, 2014 are as follows:

($ in thousands)	2016	2015	2014
Pretax (loss) income	$(116,451)	$108,787	$(218,743)
Federal statutory rate	35%	35%	35%
Expected tax (benefit) expense	(40,758)	38,075	(76,560)
Reconciling items:
State income taxes, net of federal benefit	(5,024)	5,000	(11,498)
Compensation	(5,431)	—	—
Non-deductible goodwill impairment	—	—	8,881
Non-taxable reversal of purchase accounting accrual	—	—	(5,459)
Tax effect of noncontrolling interests	(1,544)	(3,205)	(1,557)
Permanent expenses	14,611	27,138	16,221
Foreign tax rate differential	(13,978)	(10,636)	10,765
Tax credits	880	(8,281)	(19,278)
Change in valuation allowance	(89,689)	3,146	35,993
Change in uncertain tax positions	4,698	(23,434)	16,550
Other	4,746	581	(11,264)
(Benefit) provision for income taxes	$(131,489)	$28,384	$(37,206)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 30, 2016 and December 25, 2015 are as follows:

($ in thousands)	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$102,917	$121,599
Deferred gain, insurance and other	93,809	62,684
Credit carryovers	76,916	71,458
Accrued employee benefits	174,717	239,677
Total deferred tax assets	448,359	495,418
Valuation allowance	(46,044)	(210,391)
Net deferred tax assets	402,315	285,027
Deferred tax liabilities:
Investments in affiliates	(10,025)	(6,882)
Depreciation and amortization	(29,039)	(22,760)
Net deferred tax liabilities	(39,064)	(29,642)
Net deferred tax assets	$363,251	$255,385

The effective tax rate for the year ended December 30, 2016 was a benefit of 112.9% compared to an expense of 26.1% for the same period in the prior year. The effective tax rate in 2016 is higher compared to the same period in the prior years primarily due to the favorable impacts associated with the remeasurement related to an acquisition of a controlling interest, the release of the valuation allowances related to the Halcrow Group Limited pension, as discussed below, and the release of the valuation allowances related to foreign net operating losses due to the implementation of a new transfer pricing policy.  Recent discussions regarding tax reform may result in changes to long-standing tax principles which could adversely affect our effective tax rate or result in higher cash tax liabilities.  These discussions include a reduced corporate tax rate, repatriation of foreign earnings, cash, and cash equivalents, and cross border adjustability.  Our effective tax rate continues to be negatively impacted by the effects of state income taxes, non-deductible foreign net operating losses, and the disallowed portions of meals and entertainment expenses.

CH2M is required to record all deferred tax assets or liabilities for temporary differences, net operating loss carryforwards, and tax credit carryforwards.  A deferred tax asset valuation allowance is established when it is more likely than not that all or some portion of the deferred tax assets will not be realized in future periods.  As of December 30, 2016 and December 25, 2015, we reported a valuation allowance of $46.0 million and $210.4 million, respectively, related primarily to the reserve of certain foreign net loss carryforwards and the foreign tax credit carryforward.  The decrease in valuation allowance is primarily related to the restructure of the Halcrow Pension Scheme, as discussed below, and the implementation of the new transfer pricing policy.  As of December 30, 2016, the Company had U.S. federal net operating loss carryforwards of approximately $243.0 million, state net operating loss carryforwards of $228.0 million, and foreign net operating losses of $102.0 million to reduce future taxable income.  These net operating losses can be carried forward for varying terms between three years and an unlimited carryforward.  There is $69.3 million of foreign tax credit available for carryforward through the years 2018-2026.

Halcrow Group Limited (“HGL”), a subsidiary of CH2M, has substantial deferred tax assets, primarily related to the Halcrow Pension Scheme (“HPS”), a defined benefit plan sponsored by HGL.  These deferred tax assets represented future deductions available to HGL.  When HGL was acquired in 2011, it was determined a full valuation allowance was required on these assets as there was uncertainty regarding the ability to realize these assets in the future.  On October 4, 2016, HGL effected a transaction to restructure the Halcrow Pension Scheme.  As a result of the transaction, our overall pension liability and related future funding obligations were reduced.  For additional information regarding the Halcrow Pension Scheme and changes to the defined benefit plan effective October 4, 2016, refer to Note 16 – Employee Retirement Plans.  Consequently, we believe that the deferred tax assets of HGL will now more likely than not be realized, and therefore, valuation allowance has been removed.  This generated a benefit of approximately $65.0 million in the year ended December 30, 2016.

During the year ended December 30, 2016, the Company elected to early adopt ASU 2016-09 with an effective date of December 26, 2015.  Accordingly, the Company recognized $3.9 million of tax benefit.  This in addition to the previously unrecognized excess tax benefits of $11.1 million, which resulted in a cumulative-effect adjustment to retained earnings.

Undistributed earnings of our foreign subsidiaries totaled approximately $432.3 million at December 30, 2016.  These earnings are considered to be permanently reinvested.  Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made.  Determining the tax liability that would arise if these earnings were repatriated is not practical.  At December 30, 2016, CH2M has recognized a deferred tax liability of $3.1 million within investments in unconsolidated unconsolidated affiliates related to foreign subsidiaries where no permanent reinvestment assertion exists.  Cash held in international accounts at December 30, 2016 and December 25, 2015 was $108.7 million and $152.0 million, respectively.

As of December 30, 2016 and December 25, 2015, we had $8.0 million and $38.5 million, respectively, recorded as a liability for uncertain tax positions and accrued interest.  We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 30, 2016 and December 25, 2015, we had approximately $2.6 million and $3.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.

A reconciliation of the beginning and ending amount of uncertain tax positions as of December 30, 2016 and December 25, 2015 is as follows (in thousands):

Balance at December 31, 2014	$48,561
Additions for current year tax positions	30,363
Additions for prior year tax positions	2,797
Reductions for prior year tax positions	(1,131)
Reductions as a result of settlement with tax authority	(19,862)
Reductions as a result of lapse of applicable statue of expirations	(1,486)
Balance at December 25, 2015	$59,242
Additions for current year tax positions	23,888
Additions for prior year tax positions	8,248
Reductions for prior year tax positions	(12,111)
Reductions as a result of settlement with tax authority	(2,136)
Reductions as a result of lapse of applicable statue of expirations	(283)
Balance at December 30, 2016	$76,848

If recognized, $38.1 million of the uncertain tax positions would affect the effective tax rate.  We do not anticipate any significant changes to the uncertain tax positions in the next twelve months.

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

The table below presents the reconciliations of basic and diluted EPS for the years ended December 30, 2016, December 25, 2015, and December 31, 2014.  The reconciliation of basic and diluted EPS for the year ended December 31, 2014 has been restated to conform to the two-class method and presentation as shown below:

	December 30,	December 25,	December 31,
($ in thousands, except per share amounts)	2016	2015	2014
Numerator - basic and diluted:
Net (loss) income	$(124,254)	$92,117	$(318,602)
Less: loss (income) attributable to noncontrolling interests	139,292	(11,714)	137,065
Net income (loss) attributable to CH2M	15,038	80,403	(181,537)
Less: accrued dividends attributable to preferred stockholders	14,006	5,088	—
Less: income allocated to preferred stockholders	152	4,279	—
Income (loss) available to common stockholders - basic and diluted	$880	$71,036	$(181,537)

Denominators:
Weighted-average common shares outstanding - basic	25,648	27,119	28,257
Dilutive effect of common stock equivalents	84	62	—
Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	25,732	27,181	28,257

Basic net income (loss) per common share	$0.03	$2.62	$(6.42)
Diluted net income (loss) per common share	$0.03	$2.61	$(6.42)

For the years ended December 30, 2016 and December 25, 2015, options to purchase 1.9 million and 0.1 million shares of common stock, respectively, and 5.1 million and 3.3 million shares of preferred stock and accumulated preferred stock dividends, respectively, were excluded from the dilutive EPS calculation because including them would have been antidilutive.

(14) Restructuring and Related Charges

2016 Restructuring Plan.  During the third quarter of 2016, the Company began a process to review the structure and resources within its business segments and formulate a restructuring plan to more fully align global operations with the Company’s client-centric strategy, including a simplified organization structure and streamlined delivery model to achieve higher levels of profitable growth (“2016 Restructuring Plan”). The anticipated restructuring activities include such items as workforce reductions and facilities consolidations.  During the year ended December 30, 2016, we incurred $42.2 million of costs for these restructuring activities related to the 2016 Restructuring Plan, which have been included in selling, general and administration expense on the consolidated statements of operations.  Overall, we expect to incur up to approximately $50.0 million to $70.0 million in total restructuring charges under the 2016 Restructuring Plan, primarily related to employee severance and termination benefits and facilities consolidation costs.  We expect the 2016 Restructuring Plan to be completed in the first half of 2017 and to result in aggregate annual cost savings of approximately $100.0 million.

2014 Restructuring Plan.  In September 2014, the Company commenced certain restructuring activities in order to achieve important business objectives, including reducing overhead costs, improving efficiency, and reducing risk (“2014 Restructuring Plan”).  These restructuring activities, which continued into 2015, included such items as a voluntary retirement program, workforce reductions, facilities consolidations and closures, and evaluation of certain lines of business. For the years ended December 25, 2015 and December 31, 2014, we incurred $60.6 million and $70.4 million, respectively, of costs for these restructuring activities which have been included in selling, general and administration expense on the consolidated statements of operations.. The restructuring activities under the 2014 Restructuring Plan were substantially complete as of December 25, 2015.

Overall, as of December 30, 2016, we have incurred aggregated costs of $173.2 million for restructuring activities related to the 2014 Restructuring Plan and the 2016 Restructuring Plan.

The changes in the provision for the restructuring activities for the year ended December 30, 2016 are as follows:

	2014 Restructuring Plan			2016 Restructuring Plan
($ in thousands)	Employee Severance and Termination Benefits	Facilities Cost	Other	Employee Severance and Termination Benefits	Facilities Cost	Other	Consolidated Total
As of December 31, 2014	$1,060	$15,000	$420	$—	$—	$—	$16,480
Provision	27,796	18,862	13,982	—	—	—	60,640
Cash payments	(20,853)	(8,443)	(13,432)	—	—	—	(42,728)
Other non-cash	—	(2,036)	—	—	—	—	(2,036)
As of December 25, 2015	$8,003	$23,383	$970	$—	$—	$—	$32,356
Provision	—	—	—	25,795	14,271	2,135	42,201
Cash payments	(6,988)	(7,898)	(970)	(19,754)	(519)	(2,105)	(38,234)
Other non-cash	—	(1,490)	—	—	1,338	—	(152)
As of December 30, 2016	$1,015	$13,995	$—	$6,041	$15,090	$30	$36,171

The remaining provisions for employee severance and termination benefits will be paid primarily over the next twelve months, and accruals for facilities costs will be paid over the remaining term of the leases which we have exited and therefore will extend through 2032.

(15) Employee Benefit Plans

Deferred Compensation Plans

Our CH2M Supplemental Executive Retirement and Retention Plan (“SERRP”) has the primary purpose of providing deferred compensation for a select group of management or highly compensated employees within the meaning of Title I of the Employee Retirement Income Security Act (“ERISA”).  Under this plan, each participant’s account consists of various contributions made to the account by the Company on behalf of the participant.  The plan can be used to provide additional retirement benefits for certain of our senior executives at the Company’s discretion.  For the year ended December 30, 2016, compensation expense was reduced by $1.2 million related to the SERRP as a result of a decline in the return on the participants’ investment.  For the years ended December 25, 2015 and December 31, 2014, respectively, compensation expense was $0.5 million and zero.

In addition to the SERRP, we have a nonqualified deferred compensation plan that provides benefits payable to officers and certain highly compensated employees at specified future dates, or upon retirement, disability or death (“Deferred Compensation Plan”).  The Deferred Compensation Plan allows eligible participants to defer up to a certain amount of base compensation and incentive compensation received, in cash or common stock.  It also allows a more select group of eligible participants, whose 401(k) Plan contributions are limited by the ERISA, to defer additional base and incentive compensation to which we may make a matching contribution.  The plan is also used to provide additional retirement benefits for certain of our senior executives at levels to be determined from time‑to‑time by the Compensation Committee of the Board of Directors.  The Deferred Compensation Plan was amended and restated effective November 13, 2014 to, in general, to adjust the claims procedure and tax withholding processes.

The Deferred Compensation Plan and SERRP are unfunded; therefore, benefits are paid from the general assets of the Company.  The participant’s cash deferrals earn a return based on the participant’s selection of investments in several hypothetical investment options.  All deferrals of common stock must remain invested in common stock and are distributed in common stock.  As of December 30, 2016 and December 25, 2015, amounts due under the Deferred Compensation Plan were $82.9 million and $78.4 million, respectively.

Compensation expense was reduced by $0.7 million and $4.0 million related to the Deferred Compensation Plan for the years ended December 30, 2016 and December 25, 2015, respectively, as a result of a decline in the return on the participants’ investment options.  For the year ended December 31, 2014, compensation expense was $0.3 million.

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

Stock options are granted at an exercise price equal to the fair market value of our common stock at the date of grant. Stock options granted generally become exercisable 25%, 25% and 50% after one, two and three years, respectively, and have a term of five years from the date of grant. The following table summarizes the activity relating to the 2009 Stock Option Plan during 2016:

	Number	Weighted Average
Stock Options:	of Shares	Exercise Price
Outstanding at December 25, 2015	2,205,246	$ 55.92
Granted	888,913	$ 62.75
Exercised	(307,746)	$ 51.51
Forfeited	(193,964)	$ 59.14
Expired	(195,375)	$ 54.06
Outstanding at December 30, 2016	2,397,074	$ 58.90
Exercisable at December 30, 2016	1,001,894	$ 57.52
Available for future grants	1,810,235

The following table summarizes stock options outstanding and stock options vested and exercisable as of December 30, 2016 and December 25, 2015:

	2016	2015
Stock options outstanding:
Aggregate intrinsic value (thousands)	$ 939	$ 26,462
Weighted average contractual term (years)	2.8	2.6
Stock options vested and exercisable:
Aggregate intrinsic value (thousands)	$ 262	$ 13,486
Weighted average contractual term (years)	1.5	1.4

We received $2.3 million, $1.8 million, and $5.0 million from options exercised during the years ended December 30, 2016, December 25, 2015 and December 31, 2014, respectively. Our stock option plan also allows participants to satisfy the exercise price and participant tax withholding obligation by tendering shares of company stock that have been owned by the participants for at least six months. The intrinsic value associated with exercises was $3.4 million, $2.1 million, and $9.9 million during the years ended December 30, 2016, December 25, 2015 and December 31, 2014, respectively.

We measure the fair value of each stock option grant at the date of grant using a Black‑Scholes option pricing model.  The weighted average grant date fair value of options granted during the years ended December 30, 2016 and December 25, 2015 was $11.18 and $8.40, respectively. The following assumptions were used in determining the fair value of options granted during 2016 and 2015:

	2016		2015
Risk-free interest rate	0.97%		1.36%
Expected dividend yield	—%		—%
Expected option life	4.2	Years	4.2	Years
Expected stock price volatility	19.9%		17.3%

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

The total compensation expense recognized for stock options granted for the years ended December 30, 2016, December 25, 2015 and December 31, 2014 was $5.0 million, $3.7 million, and $3.5 million, respectively.  The remaining unrecognized compensation expense related to nonvested awards as of December 30, 2016 is $8.7 million.  We expect to recognize this compensation expense over the weighted average remaining recognition period of 1.7 years, subject to forfeitures that may occur during that period.

Payroll Deduction Stock Purchase Plan

Our Payroll Deduction Stock Purchase Plan (“PDSPP”) provides for the purchase of common stock at 90% of the market value as of the date of purchase through payroll deductions by participating employees.  Eligible employees may purchase common stock totaling up to 15% of an employee’s compensation through payroll deductions.  An employee cannot purchase more than $25,000 of common stock under the PDSPP in any calendar year.  The PDSPP is intended to qualify under Section 423 of the Internal Revenue Code (“IRC”).  The PDSPP is not intended to qualify under Section 401(a) of the IRC and is not subject to ERISA.  The PDSPP is non‑compensatory since the plan is available to all eligible stockholders and incorporates no option features such as a look‑back period.  Accordingly, no compensation expense is recognized in the financial statements for the PDSPP.  During the years ended December 30, 2016, and December 25, 2015 and December 31, 2014, a total of 188,862 shares, 297,390 shares, and 415,557 shares, respectively, were issued under the PDSPP, for total proceeds of $10.0 million, $14.7 million, and $22.4 million, respectively.

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

During the years ended December 30, 2016 and December 25, 2015, respectively, 387 units and 1,112 units were granted under the Phantom Stock Plan.  No units were granted under the Phantom Stock Plan during the years ended December 31, 2014.  The average fair value of the units granted under the Phantom Stock Plan during 2016 was $62.89.  Compensation expense was reduced by $0.3 million related to the Phantom Stock Plan for the year ended December 30, 2016 as a result of a decline in the market value of our common stock in 2016. Compensation expense was $0.4 million for the year ended December 25, 2015 and zero for each year ended December 31, 2014.

The following table summarizes the activity relating to the Phantom Stock Plan during 2016:

Number
of
Units
Balance at December 25, 2015	17,508
Granted	387
Exercised	(46)
Forfeited	(297)
Balance at December 30, 2016	17,552

Stock Appreciation Rights Plan

In February 1999, we established the Stock Appreciation Rights (“SARs”) Plan.  Eligible individuals are generally individuals who are not residents of the U.S.  SARs are granted at an exercise price equal to the market value of our common stock and generally become exercisable 25%, 25% and 50% after one, two and three years, respectively, and have a term of five years from the date of the grant.  All amounts granted under the SARs Plan are payable in cash only.  Compensation expense under this plan is based on the vesting provisions and the market value of our common stock.  Compensation expense was reduced by $0.2 million related to the SARs Plan during the year ended December 30, 2016 as a result of a decline in the market value of our common stock in 2016.  Compensation expense for the years ended December 25, 2015 and December 31, 2014 was $0.3 million and zero, respectively.

The following table summarizes the activity relating to the SARs Plan during 2016:

	Number	Weighted Average
	of Rights	Exercise Price
Balance at December 25, 2015	34,916	$ 56.36
Granted	16,404	$ 62.89
Exercised	(5,320)	$ 51.48
Forfeited	(15,872)	$ 59.72
Balance at December 30, 2016	30,128	$ 59.01

Long Term Incentive Plan

The Long Term Incentive Plan (“LTIP”) rewards certain executives and senior leaders for the creation of value in the organization through the achievement of specific long‑term (three year) goals of earnings growth and strategic initiatives.  The Compensation Committee of the Board annually reviews and endorses participation in the LTIP and new plans are established each year.  At the end of each plan’s three-year performance period, the Board approves the payout percentage based on actual performance.  Awards are typically paid in both Company common stock and a cash amount approximately equal to an employees related tax liability.  During the years ended December 30, 2016, December 25, 2015 and December 31, 2014, a total of 51,646 shares, zero shares, and 66,528 shares, respectively, were issued under the LTIP at a fair value of $62.89, $0.00, and $69.43 per share, respectively.  Compensation expense for common stock under the LTIP plan was reduced by $3.2 million as a result of underperformance to the stated three-year program goals for the year ended December 30, 2016.  For the year ended December 25, 2015, compensation expense for common stock awards under the LTIP was $6.9 million.  For the year ended December 31, 2014, compensation expense for common stock under the LTIP plan was reduced by $6.4 million as a result of underperformance to the stated three-year program goals.

Restricted Stock Plan

Our Restricted Stock Plan provides eligible individuals with added incentives to continue in the long‑term service of the Company.  The awards are made for no consideration, vest over various periods, and may include performance requirements, but are considered outstanding at the time of grant.  During the years ended December 30, 2016, and December 25, 2015 and December 31, 2014, a total of 50,554 shares, 49,902 shares, and 268,291 shares, respectively, were granted under the Restricted Stock Plan.

We recognize compensation costs, net of forfeitures, over the vesting term based on the fair value of the restricted stock at the date of grant.  The amount of compensation expense recognized under the Restricted Stock Plan was $1.4 million for the year ended December 30, 2016 and zero for each year ended December 25, 2015 and December 31, 2014.  As of December 30, 2016, there was $2.6 million of unrecognized compensation expense related to non‑vested restricted stock grants. The expense is expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes the activity relating to the Restricted Stock Plan during 2016:

		Weighted Average
		Grant Date
	Non‑vested Shares	Fair Value
Balance at December 25, 2015	293,835	$ 61.14
Granted	50,554	$ 62.83
Vested	(220,684)	$ 63.90
Cancelled	(21,514)	$ 54.43
Balance at December 30, 2016	102,191	$ 57.43

The weighted‑average fair values of the shares granted under the Restricted Stock Plan during the years ended December 30, 2016, December 25, 2015 and December 31, 2014 were $62.83, $51.54, and $64.92, respectively.

(16) Employee Retirement Plans

Retirement and Tax‑Deferred Savings Plan

The Retirement and Tax‑Deferred Savings Plan (“401(k) Plan”) is a retirement plan that includes a cash deferral arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement.  The 401(k) Plan allows for matching contributions up to 58.33% of the first 6% of elective deferrals made each quarter up to a maximum of 3.5% of the employee’s quarterly base compensation, although specific subsidiaries may have different limits on employer matching. The matching contributions can be made in both cash and/or stock. Expenses related to matching contributions made in common stock for the 401(k) Plan were $28.6 million, $21.4 million, and $48.5 million for the years ended December 30, 2016, December 25, 2015, and December 31, 2014, respectively.

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

In the U.K., we assumed several defined benefit plans as part of our acquisition of Halcrow on November 10, 2011, of which the largest is the Halcrow Pension Scheme. These defined benefit plans have been closed to new entrants for many years.  The information related to these plans is presented within the Non‑U.S. Pension Plans columns of the tables below, which also include several small end-of-service benefit plans in the Middle East.

Changes in Defined Benefit Plans

During the year ended December 30, 2016, the Company adopted an amendment for one of our United States defined benefit plans, the OMI Plan, to freeze future pay and benefit service accruals beginning in 2017 for non-union participants, resulting a gain on curtailment of $4.6 million in our net periodic pension expense and a $3.0 million reduction in our projected benefit obligation.  There was also an additional gain of $1.2 million due to settlements within several small end-of-service benefit plans in the Middle East during the year ended December 30, 2016, which resulted in a $6.1 million reduction to our projected benefit obligation.

On October 4, 2016, Halcrow Group Limited (“HGL”), a subsidiary of CH2M, effected a transaction to restructure the benefits provided to members of the Halcrow Pension Scheme (“HPS”), a defined benefit plan sponsored by HGL, by providing each member with the option to transfer his or her benefits in the HPS to a new pension scheme, which is also sponsored by HGL (“HPS2”).  Alternatively, members had the option to remain in the HPS which will enter the Pension Protection Fund (“PPF”) under a regulated apportionment arrangement.  The new scheme, HPS2, provides benefits that are better than the compensation that would otherwise be paid by the PPF if a member chose to join the PPF rather than HPS2.  The PPF was created by the United Kingdom Pensions Act 2004 to provide compensation to members of eligible defined benefit pension schemes when an employer of the scheme can no longer support the pension scheme.  A member that transferred to HPS2 will receive substantially similar benefits to those in the HPS, except that annual increases and revaluation of benefits are reduced to statutory levels.  A pension scheme member of the HPS that elected to transfer to the new scheme also received a one-time uplift to benefits of either 1.0% or 2.5%.  The Pension Regulator, which is the United Kingdom’s executive body that regulates work-based pension schemes, and the PPF provided necessary regulatory approvals for the transaction to restructure the HPS benefits.

As a result of the transaction described above, HGL ceased to have any further obligations to the HPS on October 4, 2016. All members who consented to transfer to HPS2 were transferred on October 5, 2016.  Members who agreed to transfer to the new scheme account for 96.6% of the HPS’ liabilities and a broadly equivalent proportion of the HPS’ assets have transferred to the new scheme, as well as 20% of HGL’s equity issued as part of the transaction.  As a result of the restructured benefits for those members transferring to HPS2, the projected benefit obligation was reduced by $362.3 million.  Those members who remained in the HPS began the process of transferring to the PPF during the fourth quarter of 2016 along with the assets that remain in the HPS, as well as 5% of HGL’s equity issued as part of the transaction, resulting in a settlement of $28.4 million and an actuarial gain of $16.2 million within the projected benefit obligation.  We did not incur a gain or loss on settlement as a result of the transaction as the settlement cost related to the members who remained in HPS was less than the service and interest cost components of net periodic pension expense for 2016.

Additionally, in connection with the transaction, CH2M issued a £50.0 million, approximately $65.0 million, parent company guarantee to support HPS2 and funded £80.0 million, approximately $104.0 million, to be allocated between HPS2 and the PPF based on the proportion of the HPS’ members that transferred to HPS2.

Measurement Date

As our fiscal year ends on the last Friday of December of each year, our fiscal year and interim periods do not always coincide with a month-end.  In accordance with the Accounting Standards Update (“ASU”) 2015-04, Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, we use the month-end that is closest to our fiscal year-end or interim period-end for measuring the defined benefit plan assets and obligations as well as other postretirement benefit plan assets and obligations.  For each of the defined benefit pension plans or the other postretirement benefit plans, no significant event occurred and no contribution was made between our fiscal year end of December 30, 2016 and the measurement date at December 31, 2016.

Benefit Expense

The weighted average actuarial assumptions used to compute the net periodic pension expense are based upon information available as of the beginning of the year, as presented in the following table:

	U.S. Pension			Non-U.S.
	Plans			Pension Plans
	2016	2015	2014	2016	2015	2014
Discount rate	4.90%	4.30%	5.10%	3.70%	3.60%	4.40%
Expected long‑term rate of return on plan assets	6.25%	6.75%	6.75%	4.89%	4.17%	4.86%
Rate of compensation increase	3.30%	3.30%	3.30%	3.70%	3.65%	4.00%

The components of the net periodic pension expense for the years ended are detailed below:

	U.S. Pension Plans			Non-U.S. Pension Plans
	December 30,	December 25,	December 31,	December 30,	December 25,	December 31,
($ in thousands)	2016	2015	2014	2016	2015	2014
Service cost	$2,698	$3,450	$3,132	$5,298	$3,522	$3,296
Interest cost	11,679	11,241	10,941	36,971	43,714	50,278
Expected return on plan assets	(11,817)	(13,248)	(11,683)	(33,816)	(31,460)	(36,420)
Amortization of prior service credits	(577)	(766)	(766)	(2,371)	—	—
Recognized net actuarial loss	6,704	7,465	4,598	3,964	3,941	1,199
Gain on curtailment	(4,567)	—	—	—	—	—
Gain on settlements	—	—	—	(1,235)	—	—
Other Adjustments	—	—	—	—	(113)	—
Net expense included in current income	$4,120	$8,142	$6,222	$8,811	$19,604	$18,353

Benefit Obligations

The measurement date used for the U.S. and non‑U.S. defined benefit pension plans is December 31.  The significant actuarial weighted average assumptions used to compute the projected benefit obligations for the defined benefit pension plans at year end are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans
	2016	2015	2016	2015
Discount rate	4.30%	4.90%	2.60%	3.70%
Rate of compensation increase	3.50%	3.30%	4.10%	3.70%

The discount rate assumption for the U.S. and non-U.S. defined benefit pension plans was determined using actuarial bond models.  The models assume we purchase high quality, Aa‑rated or better, corporate bonds such that the expected cash flow from the selected bond portfolio generally matches the timing of our projected benefit payments.  The models develop the average yield on this portfolio of bonds as of the measurement date.  This average yield is used as the discount rate.

The following table summarizes the change in the projected benefit obligation and plan assets for the defined benefit pension plans for the years ended:

	U.S. Pension Plans		Non-U.S. Pension Plans
	December 30,	December 25,	December 30,	December 25,
($ in thousands)	2016	2015	2016	2015
Benefit obligation at beginning of year	$248,932	$268,457	$1,174,603	$1,236,543
Service cost	2,698	3,450	5,298	3,522
Interest cost	11,679	11,241	36,971	43,714
Actuarial loss (gain), net	16,146	(19,572)	324,962	(27,194)
Participant contributions	—	—	279	317
Benefits paid	(13,934)	(14,759)	(36,542)	(39,397)
Plan amendments	—	115	(362,280)	(113)
Curtailment	(2,961)	—	—	—
Settlements	—	—	(34,537)	—
Addition of significant end-of-service benefit plans	—	—	—	8,704
Currency translation	—	—	(199,369)	(51,493)
Benefit obligation at end of year	$262,560	$248,932	$909,385	$1,174,603
Plan assets at beginning of year	$187,299	$196,061	$751,878	$776,737
Actual return on plan assets	8,921	(5,009)	124,059	19,390
Company contributions	12,295	11,006	141,698	28,070
Participant contributions	—	—	279	317
Benefits paid	(13,934)	(14,759)	(36,542)	(39,397)
Settlements	—	—	(32,383)	—
Currency translation	—	—	(162,491)	(33,239)
Fair value of plan assets at end of year	$194,581	$187,299	$786,498	$751,878

The combined U.S. and non-U.S. projected benefit obligation decrease of $251.6 million was primarily as a result of the transaction by HGL which restructured benefits for those members transferring to HPS2 as well as settled the obligation related to the members who remained in the HPS, as previously discussed, and changes in the foreign currency translation.  These reductions in the projected benefit obligation were partially offset by changes in actuarial assumptions primarily caused by decreased discount rates for both the U.S and non-U.S. pension plans.  Assuming no changes in current assumptions, the Company expects to fund approximately $24.6 million to $28.7 million in company contributions for calendar year 2017.

The expected benefit payments for the U.S. and non‑U.S. defined benefit pension plans are as follows:

	U.S. Pension	Non-U.S.
($ in thousands)	Plans	Pension Plans
2017	$16,594	$37,303
2018	16,758	36,753
2019	16,837	37,702
2020	16,910	38,033
2021	17,592	38,241
Thereafter	86,226	201,493
	$170,917	$389,525

Benefit Plan Assets

The target allocation for the U.S. pension plans and the weighted‑average asset allocations for the defined benefit pension plans at December 30, 2016 and December 25, 2015 by asset category are set out below.  For the non‑U.S. pension plans, the targeted allocation of assets is generally related to the expected benefit payments over the next five to ten years. The target is to hold sufficient assets in fixed income securities to meet these cash flows. So as the benefit plan matures, an increasing proportion of plan assets will be held in fixed income securities.

	Target	U.S. Pension Plans		Non-U.S. Pension Plans
	Allocation	2016	2015	2016	2015
Equity securities	52%	45%	47%	33%	35%
Debt securities	48%	53%	44%	50%	56%
Other	0%	2%	9%	17%	9%
Total	100%	100%	100%	100%	100%

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

Investments are stated at fair value.  Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  For our investment fund assets, we have classified each of the funds which are publicly offered and reported on an exchange as Level 1.  We have classified investment fund assets which are not publicly offered as Level 2, without consideration as to the level of the specific underlying investments and securities held by the fund as it reflects the Levels for the actual asset held by the plan (the fund).  Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy in accordance with the adoption of ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent).  The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of net assets available for benefits.

The following tables summarize the fair values of our defined benefit pension plan assets by major asset category:

	U.S. Pension Plans
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
($ in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 30, 2016
Cash and cash equivalents	$2,833	$2,833	$—	$—
Investment funds:
Equity funds	87,173	31,074	56,099	—
Fixed income securities	104,575	70,590	33,985	—
Total	$194,581	$104,497	$90,084	$—
December 25, 2015
Cash and cash equivalents	$2,369	$2,369	$—	$—
Investment funds:
Equity funds	88,176	29,829	58,347	—
Fixed income securities	96,754	62,147	34,607	—
Total	$187,299	$94,345	$92,954	$—

	Non-U.S. Pension Plans
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
($ in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 30, 2016
Cash and cash equivalents	$92,624	$80,538	$12,086	$—
Investment funds:
Equity funds	229,261	—	229,261	—
Fixed income securities	367,862	—	367,862	—
International property fund	3,326	—	3,326	—
Other	25,648	—	25,648	—
Total investments in the fair value hierarchy	$718,721	$80,538	$638,183	$—
Investments measured at net asset value	67,777
Total investment asset fair value measurement	$786,498	$80,538	$638,183	$—
December 25, 2015
Cash and cash equivalents	$34,673	$7,719	$26,954	$—
Investment funds:
Equity funds	231,931	—	231,931	—
Fixed income securities	386,770	—	386,770	—
International property fund	3,549	—	3,549	—
Other	19,637	—	19,637	—
Total investments in the fair value hierarchy	$676,560	$7,719	$668,841	$—
Investments measured at net asset value	75,318
Total investment asset fair value measurement	$751,878	$7,719	$668,841	$—

Funded Status

The following table presents the underfunded status of the defined benefit pension plans at December 30, 2016 and December 25, 2015 which is included in long‑term employee related liabilities on the consolidated balance sheets:

			Non-U.S.
	U.S. Pension Plans		Pension Plans
($ in thousands)	2016	2015	2016	2015
Projected benefit obligation	$262,560	$248,932	$909,385	$1,174,603
Fair value of plan assets	194,581	187,299	786,498	751,878
Overfunded status	—	—	2,493	2,906
Underfunded status	$(67,979)	$(61,633)	$(125,380)	$(425,631)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$88,066	$78,689	$342,227	$173,196
Net prior service credits	(323)	(5,468)	(312,834)	—
Total	$87,743	$73,221	$29,393	$173,196
Amounts to be recognized in the following year as a component of net periodic pension expense:
Net actuarial loss	$7,630	$6,513	$10,244	2,885
Net prior service credits	(53)	(752)	(9,795)	—
Total	$7,577	$5,761	$449	2,885
Additional information:
Accumulated benefit obligation	$261,880	$245,726	$904,747	$1,166,501

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

The non‑qualified pension and postretirement healthcare benefit payments, including expected future services, are expected to be paid from plan assets and operating cash flows as follows:

	Non-Qualified	Postretirement
($ in thousands)	Pension Plan	Benefit Plans
2017	$89	$2,471
2018	87	2,545
2019	85	2,637
2020	83	2,751
2021	80	2,864
2022-2026	359	14,325
	$783	$27,593

Benefit Expense

The measurement date used for non‑qualified pension and other postretirement benefit plans is December 31.  The actuarial assumptions used to compute the non‑qualified pension benefit expense and postretirement benefit expense are based upon information available as of the beginning of the year, as presented in the following table:

	Non-Qualified Pension Plan			Postretirement Benefit Plans
	December 30,	December 25,	December 31,	December 30,	December 25,	December 31,
	2016	2015	2014	2016	2015	2014
Actuarial assumptions at beginning of year:
Discount rate	4.9%	4.3%	5.1%	4.9%	4.3%	5.1%
Initial healthcare costs trend rate	na	na	na	na	na	na
Ultimate healthcare cost trend rate	na	na	na	na	na	na
Year ultimate trend rate is reached	na	na	na	na	na	na

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

The components of the non‑qualified pension benefit expense and postretirement benefit expense for the years ended December 30, 2016, December 25, 2015, and December 31, 2014 are detailed below:

	Non-Qualified			Postretirement
	Pension Plan			Benefit Plans
($ in thousands)	2016	2015	2014	2016	2015	2014
Service cost	$—	$—	$—	$826	$967	$1,058
Interest cost	53	58	78	1,988	2,098	2,195
Amortization of prior service credits	—	—	—	(384)	(29)	(29)
Recognized net actuarial loss (gain)	—	1	—	(12)	(8)	(11)
Net expense included in current income	$53	$59	$78	$2,418	$3,028	$3,213

The discount rate used to compute the benefit obligations for the non‑qualified pension plan and postretirement benefit plans at December 30, 2016 and December 25, 2015 were 4.3% and 4.9%, respectively.  The discount rate assumptions are set annually based on an actuarial bond model.  The bond model assumes we purchase high quality corporate bonds such that the expected cash flows generally match the maturity of the benefits.

The following table summarizes the change in benefit obligation for the non‑qualified pension and postretirement benefit plans for the years ended December 30, 2016 and December 25, 2015:

	Non-Qualified		Postretirement
	Pension Plan		Benefit Plans
($ in thousands)	2016	2015	2016	2015
Benefit obligation at beginning of year	$1,227	$1,499	$41,908	$50,340
Service cost	—	—	826	967
Interest cost	53	58	1,988	2,098
Participant contributions	—	—	1,070	2,246
Actuarial loss (gain)	(72)	(41)	(2,940)	(5,597)
Plan amendments	—	—	—	(2,417)
Benefits paid	(268)	(289)	(3,907)	(5,729)
Benefit obligation at end of year	$940	$1,227	$38,945	$41,908

Funded Status

The following table presents the underfunded status of the non‑qualified pension and postretirement benefit plans at December 30, 2016 and December 25, 2015:

	Non-Qualified		Postretirement
	Pension Plan		Benefit Plans
($ in thousands)	2016	2015	2016	2015
Projected benefit obligation	$940	$1,227	$—	$—
Accumulated benefit obligation	—	—	38,945	41,908
Underfunded status	$(940)	$(1,227)	$(38,945)	$(41,908)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss (gain)	$45	$117	$(6,405)	$(3,476)
Net prior service credit	—	—	(2,235)	(2,618)
Total	$45	$117	$(8,640)	$(6,094)
Amounts to be recognized in the following year as a component of net periodic cost:
Net actuarial gain	$—	$—	$(285)	$(13)
Net prior service credit	—	—	(383)	(384)
Total	$—	$—	$(668)	$(397)

Benefits expected to be paid in 2017 are included in short‑term employee related liabilities with the remaining liability balance included in long‑term employee related liabilities on the consolidated balance sheets.

Multiemployer Plans

We participate in various multiemployer pension plans for certain employees represented by labor unions.  We are required to make contributions to these plans in amounts established under collective bargaining agreements, generally based on the number of hours worked.  We made contributions to the various plans totaling approximately $4.4 million, $4.2 million, and $4.1 million for the years ended December 30, 2016, December 25, 2015, and December 31, 2014, respectively.  We are unable to obtain additional financial information from the multiemployer pension plans sponsors in order to determine unfunded liability amounts and other plan data, however based upon the small number of our employees that have participated in these plans, we do not believe any of these amounts will have a material impact on our financial results.

We have employees who participate in benefit plans with the U.S. Department of Energy for which information is not provided because we are not responsible for the current or future funded status of those plans.

(17) Segment Information

In the first quarter of 2016, we implemented certain organizational changes, including the reorganization of our internal reporting structure to better facilitate our strategy for growth and operational efficiency.  In connection with this refinement, we discontinued our former Industrial and Urban Environments (“IUE”) business group as a standalone unit, and we combined its industrial and advanced technology business with our Oil, Gas and Chemicals business group to form the Energy and Industrial business group.  Additionally, our urban environments and sports business which was formerly within IUE was combined with our Water business group.  Our Power EPC business continues to be monitored as a separate operating segment as we exit the fixed-price Power EPC business.  As a result of this reorganization, we identified our four business groups, which include Energy and Industrial, Environment and Nuclear, Transportation, and Water, as well as our Power EPC business as reportable operating segments.

Certain financial information relating to the years ended December 30, 2016, December 25, 2015 and December 31, 2014 for each segment is provided below.  Costs for corporate selling, general and administrative expenses, restructuring costs and amortization expense related to intangible assets have been allocated to each segment based on the estimated benefits provided by corporate functions.  This allocation is primarily based upon metrics that reflect the proportionate volume of project-related activity and employee labor costs within each segment.  Additionally, during the third quarter of 2016, an Environment and Nuclear consolidated joint venture consulting project in Canada eliminated a previously existing one-month reporting lag, which had been required to achieve a timely consolidation.  As a result of this change, revenue and direct cost of services each included an additional $51.7 million for the year ended December 30, 2016.  There was no impact to our operating loss for the year ended December 30, 2016.  Prior year amounts have been revised to conform to the current year presentation.

	Year Ended December 30, 2016
	Gross	Equity in	Operating
($ in thousands)	Revenue	Earnings	Income (Loss)
Energy and Industrial	$860,897	$3,400	$(8,952)
Environment and Nuclear	2,213,709	19,820	82,866
Transportation	930,877	10,197	(115,139)
Water	1,190,184	18,540	93,289
Power EPC	40,277	—	(292,168)
Total	$5,235,944	$51,957	$(240,104)

	Year Ended December 25, 2015
	Gross	Equity in	Operating
($ in thousands)	Revenue	Earnings	Income (Loss)
Energy and Industrial	$1,148,475	$2,311	$22,833
Environment and Nuclear	1,663,523	29,123	77,145
Transportation	973,916	8,363	(62,892)
Water	1,363,867	6,968	93,318
Power EPC	211,724	—	4,437
Total	$5,361,505	$46,765	$134,841

	Year Ended December 31, 2014
	Gross	Equity in	Operating
($ in thousands)	Revenue	Earnings	Income (Loss)
Energy and Industrial	$1,230,695	$2,980	$(61,738)
Environment and Nuclear	1,666,828	35,208	64,541
Transportation	947,846	12,813	(24,648)
Water	1,371,155	3,917	90,128
Power EPC	196,945	—	(409,869)
Total	$5,413,469	$54,918	$(341,586)

Significant Clients

We derived approximately 21%, 19% and 21% of our total revenue from contracts with the U.S. federal government and the agencies regulated by the U.S. federal government in the years ended December 30, 2016, December 25, 2015 and December 31, 2014, respectively.  Additionally, in the year ended December 30, 2016, we derived approximately 12% of our total revenue from our Environment and Nuclear consolidated joint venture consulting contract with Canadian Nuclear Laboratories.

Operating Information by Geographic Area

Although the majority of our consolidated revenue is generated from our domestic operations, we provide services in numerous countries, including Canada, which accounted for 17% of the total consolidated revenue in 2016 and was primarily related to operations within our Environment and Nuclear segment.  The United Kingdom accounted for 10%, 11% and 10% of the total consolidated revenue in 2016, 2015 and 2014, respectively.

Total U.S. and international revenue for the years ended were as follows:

	December 30,	December 25,	December 31,
($ in thousands)	2016	2015	2014
U.S.	$3,304,752	$3,589,928	$3,806,935
International	1,931,192	1,771,577	1,606,534
Total	$5,235,944	$5,361,505	$5,413,469

The fixed assets to support our business operations and our clients are located both domestically and internationally.  Total U.S. and international net property, plant and equipment for the years ended were as follows:

	December 30,	December 25,	December 31,
($ in thousands)	2016	2015	2014
U.S.	$225,929	$179,436	$215,689
International	22,503	24,230	42,471
Total	$248,432	$203,666	$258,160

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

Commercial commitments outstanding as of December 30, 2016 are summarized below:

	Amount of Commitment Expiration Per Period
	Less than				Total Amount
($ in thousands)	1 Year	1-3 Years	4-5 Years	Over 5 Years	Committed
Letters of credit	$47,808	$44,050	$6,231	$27,706	$125,795
Bank guarantees	7,724	615	51	—	8,390
Surety and bid bonds	765,180	35,397	67	—	800,644
Total	$820,712	$80,062	$6,349	$27,706	$934,829

We are party to various legal actions arising in the normal course of business. Because a large portion of our business comes from U.S. federal, state and municipal sources, our procurement and certain other practices at times are subject to review and investigation by various agencies of the U.S. government and state attorneys’ offices.  Such state and U.S. government investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties or could lead to suspension or debarment from future U.S. government contracting.  These investigations often take years to complete and many result in no adverse action or alternatively could result in settlement.  Damages assessed in connection with and the cost of defending any such actions could be substantial.  While the outcomes of pending proceedings and legal actions are often difficult to predict, management believes that proceedings and legal actions that have not yet been terminated through settlement would not result in a material adverse effect on our results of operations or financial condition even if the final outcome is adverse to the Company.

CH2M-WG Idaho, LLC (“CWI”), owned 50.5% by CH2M HILL Constructors, Inc., a wholly owned subsidiary of CH2M HILL Companies, Ltd., is a remediation contractor for the U.S. Department of Energy (“DOE”) at the Idaho National Laboratory site.  The original remediation contract was to run from May 2005 through September 2012, and was extended through September 2015. CWI currently has a disagreement with DOE concerning what CWI’s final fee should be for the base contract period from May 2005 through September 2012. In December 2013, the DOE issued a final determination that was approximately $30.0 million less than CWI expected to receive in the fee determination.  On March 6, 2014, CWI filed a Certified Claim with the Contracting Officer for a total fee owed of $40.1 million.  Certified Claim was rejected through a Contracting Officer’s Final Decision in May 2014, and CWI

filed its appeal to the Civilian Board of Contract Appeals on May 30, 2014.  The trial was held on April 12 through 28, 2016, and the post-trial briefing phase is now complete.  We are awaiting the decision from the Board.  Based on information presently known to management, we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

In 2003, the Municipality of Anchorage, Alaska (“Municipality”) began its Port of Anchorage Intermodal Expansion Project by entering into Memoranda of Understanding with the Maritime Administration (“MarAd”).  MarAd contracted with Integrated Concepts and Research Corporation (“ICRC”) to perform certain design and construction-related work on the project.  In 2006, ICRC subcontracted certain project design work to PND Engineers, Inc. (“PND”).  In 2006, PND subcontracted some limited portions of its work to VECO, Inc. (n/k/a CH2M HILL Alaska, Inc.).  During the design phase, PND’s proprietary design, the Open Cell Sheet Pile system (“OCSP”) was recommended as the preferred design alternative on the project.  VECO issued two documents, one in 2006 and one in 2007.  On March 8, 2013, the Municipality filed suit against ICRC, PND, and CH2M HILL Alaska, Inc. in the Superior Court for the State of Alaska, Third Judicial District at Anchorage.  Four additional parties (GeoEngineers, Inc.; Terracon Consultants, Inc.; Colaska, Inc.; and MKB Constructors) were later added to the litigation.  The matter was transferred to the United States District Court for the District of Alaska.  The Municipality alleged the project suffered from design and construction deficiencies, and initially claimed damages against all defendants of approximately $340.0 million.  The Municipality’s claims against CH2M HILL Alaska, Inc. ultimately included claims for professional negligence, negligence, and negligent misrepresentation.  The Court issued a ruling on October 31, 2016, granting CH2M HILL Alaska, Inc.’s motion for summary judgment as to negligence, negligent misrepresentation, and the portion of the professional negligence claim relating to VECO’s 2007 report.  The Municipality has also filed suit against MarAd in the Court of Federal Claims related to the Project. Based on information presently known to management, we intend to vigorously defend the claims brought against us, and we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.  On January 26, 2017, the Municipality and CH2M HILL Alaska, Inc. reached a settlement for an immaterial amount under fair and reasonable terms, and the Municipality dismissed CH2M HILL Alaska, Inc. with prejudice from the litigation.

In 2009, URS-CH2M HILL Amtrak Joint Venture, a joint venture formed by CH2M HILL, Inc., a wholly owned subsidiary of CH2M HILL Companies, Ltd., and URS Corporation (“URS”) was contracted by Amtrak to provide Program Management Oversight and administration services for the Amtrak Improvements Project, a $1.3 billion Amtrak-awarded stimulus funded under the American Recovery and Reinvestment Act.  This ongoing appointment includes over 366 projects involving improvements to bridges, communications and systems, electrical transmission, stations, security, railroad ties, etc.  On July 17, 2014, Amtrak’s Office of Inspector General served a subpoena duces tecum on CH2M HILL, Inc. and joint venture partner, URS, requesting multiple categories of records.  Following CH2M HILL, Inc.’s production of documents in compliance with the subpoena, the U.S. Attorney’s Office in Philadelphia contacted CH2M HILL, Inc.’s outside counsel in January 2016 and has since asserted potential violations of the federal False Claims Act resulting in excess of $3.0 million in claims.  CH2M HILL, Inc. and the federal government have reached a settlement in principle under fair and reasonable terms to settle the government’s civil False Claims Act claims.  On February 27, 2017, the parties reached a settlement pursuant to which CH2M HILL, Inc. and its joint venture partner will pay the United States federal government $1.5 million.

In 2012, CH2M HILL Australia Pty Limited entered into a 50/50 integrated joint venture with UGL Infrastructure Pty Limited (“UGL”), an Australian construction contractor (“CH2M-UGL JV” or “JV”).  The JV entered into a Consortium Agreement with General Electric and GE Electrical International Inc.  The Consortium was awarded a contract by JKC Australia LNG Pty Limited (“JKC”) for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant (the “Project”) for INPEX Operations Australia Pty Limited (“Inpex”) at Blaydin Point, Darwin, NT, Australia (the “Subcontract”).  On January 24, 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach.  The Consortium also demobilized from the work site.  The Consortium issued a termination letter which described JKC’s failure to properly administer the Subcontract.  JKC’s failures include, among other things, (1) a failure to provide fuel gas by the milestone date and (2) delay in the provision of electrical load against the previously advised program.  There are a number of other omissions and interferences by JKC with respect to completing site documentation that have also contributed to the Consortium’s decision to terminate the Subcontract. JKC has claimed that the Consortium’s termination was not valid.  JKC claims the Consortium has abandoned the work and, as such, JKC has now purported to terminate the Subcontract.  The Consortium and JKC are now in dispute over the termination.  The Consortium expects to file arbitration claims against JKC, and anticipates that JKC will file claims back.  We expect the arbitration to be lengthy and at this time are unable to predict the timing of resolution or the outcome of disputes, but the outcome could be materially adverse to our results of operations, cash flow and financial condition.  The primary dispute over the termination is to be decided in an International Chamber of Commerce arbitration in Singapore.

Many claims that are currently pending against us are covered by our professional liability insurance after we have exhausted our self-insurance requirement, which is currently $20.0 million per policy year. Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims. Any amounts that are probable of payment are accrued when such amounts are estimable.  As of December 30, 2016 and December 25, 2015, accruals for potential estimated claim liabilities were $8.9 million and $11.0 million, respectively.

(19) Quarterly Financial Information (unaudited)

Our quarterly financial information for the years ended December 30, 2016 and December 25, 2015 is summarized in the following table:

	First	Second	Third	Fourth	For the
($ in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year Ended
2016
Revenue	$1,343,408	$1,250,283	$1,279,230	$1,363,023	$5,235,944
Operating income (loss)	40,866	(205,120)	(108,350)	32,500	(240,104)
Net income (loss) attributable to CH2M	24,579	(62,042)	15,933	36,568	15,038
Net income (loss) per common share
Basic	$0.74	$(2.53)	$0.40	$1.08	$0.03
Diluted	$0.74	$(2.53)	$0.40	$1.08	$0.03
2015
Revenue	$1,263,986	$1,320,148	$1,365,186	$1,412,185	$5,361,505
Operating income	40,865	11,383	63,822	18,771	134,841
Net income attributable to CH2M	23,498	3,750	39,445	13,710	80,403
Net income per common share
Basic	$0.86	$0.13	$1.22	$0.37	$2.62
Diluted	$0.86	$0.13	$1.22	$0.37	$2.61

Item 16.  Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, Douglas County, State of Colorado, on March 7, 2017.

Interim Chief Financial Officer and Chief Accounting Officer
CH2M Hill Companies, Ltd.
By:	/s/ Gary L. McArthur Gary L. McArthur Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated, through their attorney‑in‑fact as appointed in the power of attorney of February 16, 2017 included as Exhibit 24.1 filed herewith.

Signature	Title	Date
/s/ Jacqueline C. Hinman	President and Chief Executive Officer (principal executive officer) and a Director	March 7, 2017
Jacqueline C. Hinman

/s/ Gary L. McArthur	Executive Vice President and Chief Financial Officer (principal financial officer)	March 7, 2017
Gary L. McArthur

/s/ Ryan L. Beckman	Vice President, Chief Accounting Officer and Controller (principal accounting officer)	March 7, 2017
Ryan L. Beckman

*	Director	March 7, 2017
Malcolm Brinded

*	Director	March 7, 2017
Lisa Glatch

* Charles O. Holliday, Jr	Director	March 7, 2017

*	Director	March 7, 2017
W. Blakely Jeffcoat

*	Director	March 7, 2017
Scott Kleinman

*	Director	March 7, 2017
Gregory T. McIntyre

*	Director	March 7, 2017
Antoine G. Munfakh

*	Director	March 7, 2017
Georgia R. Nelson

*	Director	March 7, 2017
Thomas L. Pennella

*	Director	March 7, 2017
Terry A. Ruhl

*	Director	March 7, 2017
Janet Walstrom

*	Director	March 7, 2017
Barry L. Williams

*By:	/s/ Gary L. McArthur
Gary L. McArthur, as attorney‑in‑fact