Form 10-Q
period 2017-03-31
CH2M HILL COMPANIES LTD
filed 2017-05-04
CIK 777491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a
smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of April 27, 2017 was 24,769,261.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	March 31,	December 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$94,560	$121,365
Receivables, net—
Client accounts	550,024	602,363
Unbilled revenue	562,317	529,779
Other	9,713	11,469
Income tax receivable	22,526	18,375
Prepaid expenses and other current assets	86,454	92,097
Current assets of discontinued operations	1,244	14,449
Total current assets	1,326,838	1,389,897
Investments in unconsolidated affiliates	65,666	66,329
Property, plant and equipment, net	239,569	246,596
Goodwill	484,161	477,752
Intangible assets, net	34,369	38,024
Deferred income taxes	362,328	363,251
Employee benefit plan assets and other	85,730	86,777
Long-term assets of discontinued operations	—	1,836
Total assets	$2,598,661	$2,670,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,233	$2,242
Accounts payable and accrued subcontractor costs	349,457	394,934
Billings in excess of revenue	213,062	227,501
Accrued payroll and employee related liabilities	252,338	272,458
Other accrued liabilities	225,286	210,121
Current liabilites of discontinued operations	753	208,105
Total current liabilities	1,043,129	1,315,361
Long-term employee related liabilities	296,415	308,118
Long-term debt	515,899	495,632
Other long-term liabilities	108,469	105,813
Long-term liabilites of discontinued operations	83,403	—
Total liabilities	2,047,315	2,224,924
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized of which 10,000,000 are designated as Series A; 4,821,600 issued and outstanding at March 31, 2017 and as of December 30, 2016	48	48
Common stock, $0.01 par value, 100,000,000 shares authorized; 24,769,196 and 25,148,399 issued and outstanding at March 31, 2017 and December 30, 2016, respectively	248	251
Additional paid-in capital	151,136	169,573
Retained earnings	600,211	586,252
Accumulated other comprehensive loss	(193,823)	(209,408)
Total CH2M common stockholders’ equity	557,820	546,716
Noncontrolling interests of continuing operations	(6,474)	(8,643)
Noncontrolling interests of discontinued operations	—	(92,535)
Total stockholders' equity	551,346	445,538
Total liabilities and stockholders’ equity	$2,598,661	$2,670,462

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,	March 25,
	2017	2016
Gross revenue	$1,240,433	$1,287,010
Equity in earnings of joint ventures and affiliated companies	7,361	9,053
Operating expenses:
Direct cost of services	(1,028,687)	(1,024,993)
Selling, general and administrative	(189,656)	(230,048)
Operating income	29,451	41,022
Other income (expense):
Interest income	100	60
Interest expense	(6,573)	(3,267)
Income from continuing operations before provision for income taxes	22,978	37,815
Provision for income taxes from continuing operations	(5,212)	(13,970)
Net income from continuing operations	17,766	23,845
Net income (loss) from discontinued operations	390	(121)
Net income	18,156	23,724
Less: income attributable to noncontrolling interests from continuing operations	(4,257)	(471)
Less: loss attributable to noncontrolling interests from discontinued operations	60	1,326
Net income attributable to CH2M	$13,959	$24,579

Net income attributable to CH2M per common share[1]:
Basic net income from continuing operations per common share	$0.32	$0.70
Basic net income from discontinued operations per common share	0.01	0.04
Basic net income per common share	$0.33	$0.74

Diluted net income from continuing operations per common share	$0.32	$0.70
Diluted net income from discontinued operations per common share	0.01	0.04
Diluted net income per common share	$0.33	$0.74

Basic weighted average number of common shares	24,955,713	26,305,098
Diluted weighted average number of common shares	24,958,734	26,506,923

1 Represents net income attributable to CH2M less (i) income allocated to preferred stockholders of $1,700 for the three months ended March 31, 2017 and $2,451 for the three months ended March 25, 2016, and (ii) accrued dividends attributable to preferred stockholders of $3,989 for the three months ended March 31, 2017, and $2,564 for the three months ended March 25, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,	March 25,
	2017	2016
Net income	$18,156	$23,724
Other comprehensive income:
Foreign currency translation adjustments	13,608	1,166
Benefit plan adjustments, net of tax	1,977	2,120
Other comprehensive income	15,585	3,286
Comprehensive income	33,741	27,010
Less: income attributable to noncontrolling interests from continuing operations	4,393	471
Less: loss attributable to noncontrolling interests from discontinued operations	(60)	(1,326)
Comprehensive income attributable to CH2M	$29,408	$27,865

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,	March 25,
	2017	2016
Cash flows from operating activities:
Net income	$18,156	$23,724
Adjustments to reconcile net income to net cash provided by (used in) continuing operating activities:
Net (income) loss from discontinued operations	(390)	121
Depreciation and amortization	14,870	15,531
Stock-based employee compensation	5,587	9,124
Loss on disposal of property, plant and equipment	1,250	296
Allowance for uncollectible accounts	1,253	215
Deferred income taxes	2,910	(13,483)
Undistributed earnings and gains from unconsolidated affiliates	(7,361)	(9,053)
Distributions of income from unconsolidated affiliates	13,757	18,170
Contributions to defined benefit pension plans	(5,040)	(8,376)
Excess tax benefits from stock-based compensation	1,324	2,068
Change in assets and liabilities of continuing operations:
Receivables and unbilled revenue	26,696	34,917
Prepaid expenses and other	7,701	205
Accounts payable and accrued subcontractor costs	(46,193)	(30,421)
Billings in excess of revenue	(15,845)	(28,595)
Accrued payroll and employee related liabilities	(19,329)	5,137
Other accrued liabilities	13,444	(36,047)
Income tax receivable	(4,753)	19,757
Long-term employee related liabilities and other	(4,312)	11,202
Net cash provided by operating activities from continuing operations	3,725	14,492
Net cash used in operating activities from discontinued operations	(14,587)	(29,742)
Net cash used in operating activities	(10,862)	(15,250)
Cash flows from investing activities:
Capital expenditures	(4,294)	(36,828)
Investments in unconsolidated affiliates	(5,682)	(8,235)
Distributions of capital from unconsolidated affiliates	494	2,621
Proceeds from sale of operating assets	177	533
Net cash used in investing activities from continuing operations	(9,305)	(41,909)
Net cash used in investing activities from discontinued operations	(2,571)	(169)
Net cash used in investing activities	(11,876)	(42,078)
Cash flows from financing activities:
Borrowings on long-term debt	457,457	573,662
Payments on long-term debt	(437,203)	(490,110)
Repurchases and retirements of common stock	(24,028)	(38,130)
Settlement of tax-withholding obligation on stock-based compensation	(1,902)	(1,983)
Net distributions to noncontrolling interests for continuing operations	(1,700)	(624)
Net cash (used in) provided by financing activities from continuing operations	(7,376)	42,815
Net cash provided by financing activities from discontinued operations	4,635	19,032
Net cash (used in) provided by financing activities	(2,741)	61,847
Effect of deconsolidation of a joint venture partnership on cash	(13,011)	—
Effect of exchange rate changes on cash	2,021	(1,880)
(Decrease) increase in cash and cash equivalents	$(36,469)	$2,639

Cash and cash equivalents from continuing operations, beginning of period	$121,365	$148,979
Cash and cash equivalents from discontinued operations, beginning of period	9,664	48,042
Cash and cash equivalents, beginning of period	$131,029	$197,021

Cash and cash equivalents from continuing operations, end of period	$94,560	$185,699
Cash and cash equivalents from discontinued operations, end of period	—	13,961
Cash and cash equivalents, end of period	$94,560	$199,660
Supplemental disclosures:
Cash paid for interest	$6,476	$3,075
Cash paid for income taxes	$6,837	$3,730

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2016.

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

Billings in excess of revenue represent the excess of billings to date, per the contract terms, over work performed and revenue recognized on contracts in process using the percentage-of-completion method.

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

Restructuring and Related Charges

An exit activity includes but is not limited to a restructuring, such as a sale or termination of a line of business, the closure of business activities in a particular location, the relocation of business activities from one location to another, changes in management structure, and a fundamental reorganization that affects the nature and focus of operations.  The Company recognizes a current and long-term liability, within other accrued liabilities and other long term liabilities, respectively, and the related expense, within selling, general and administrative expense, for restructuring costs when the liability is incurred and can be measured.  Restructuring accruals are based upon management estimates at the time they are recorded and can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.  Nonretirement postemployment benefits offered as special termination benefits to employees, such as a voluntary early retirement program, are recognized as a liability and a loss when the employee accepts the offer and the amount can be reasonably estimated.

Goodwill

Goodwill represents the excess of costs over fair value of the assets of businesses we have acquired.  Goodwill acquired in a purchase business combination is not amortized, but instead, is tested for impairment at least annually.  Our annual goodwill impairment test is conducted as of the first day of the fourth quarter of each year, however, upon the occurrence of certain triggering events, we are also required to test for impairment at dates other than the annual impairment testing date.  In performing the impairment test, we evaluate our goodwill at the reporting unit level.  We have the option to assess either quantitative or qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying amounts.  If after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts, then the next step of the impairment test is unnecessary.  If we conclude otherwise, then we are required to test goodwill for impairment by comparing the estimated fair value of each reporting unit to the unit’s carrying value, including goodwill.  If the carrying value of a reporting unit does not exceed its fair value, the goodwill of the reporting unit is not considered impaired.  If the carrying amount of a reporting unit exceeds its estimated fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

Derivative Instruments

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates on our earnings and cash flows.  We are primarily subject to this risk on long-term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as intercompany trade balances among entities with differing currencies.  We do not enter into derivative transactions for speculative or trading purposes.  All derivatives are carried at fair value on the consolidated balance sheets in other receivables or other accrued liabilities as applicable.  The periodic change in the fair value of the derivative instruments related to our business group operations is recognized in earnings within direct costs.  The periodic change in the fair value of the derivative instruments related to our general corporate foreign currency exposure is recognized within selling, general and administrative expense

Retirement and Tax-Deferred Savings Plan

The Retirement and Tax Deferred Savings Plan is a retirement plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement.  The 401(k) Plan allows for matching contributions up to 58.33% of the first 6% of elective deferrals up to 3.5% of the employee’s quarterly base compensation, although specific subsidiaries may have different limits on employer matching.  The matching contributions may be made in both cash and/or stock.  Expenses related to matching contributions made in common stock for the 401(k) Plan for the three months ended March 31, 2017 were $2.6 million as compared to $5.5 million for the three months ended March 25, 2016.

Recently Adopted Accounting Standards

In March 2017, the FASB issued Accounting Standards Update ("ASU") 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The amendments in this ASU require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same statement of income line item as other compensation costs for the relevant employees.  Additionally, only the service cost component of net benefit cost would be eligible for capitalization.  The ASU requires that the other components of net benefit cost be presented outside of income or loss from operations on the statement of income, separate from the service cost component.  The amendments in this update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic benefit cost and net periodic postretirement benefit in assets.  This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, and early adoption is permitted.  Currently, the net periodic pension expense or income related to our defined pension benefit plans in the U.S. and internationally is presented within selling, general and administrative expense.  Therefore, we anticipate the adoption of this ASU to impact the presentation of our statement of operations, including the subtotal of income or loss from operations.  Refer to Note 13 – Defined Benefit Plans and Other Postretirement Benefits for detail of our net periodic pension expense or income by component.

In January 2017, the FASB issued Accounting Standard Update ("ASU") 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment.    This ASU was issued with the objective of simplifying the subsequent measurement of goodwill for public business entities and not-for-profit entities by eliminating the second step of the goodwill impairment test.  As a result, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  During the three months ended March 31, 2017, we early adopted this standard which will be effective for our annual goodwill impairment test to be conducted as of the first day of the fourth quarter of 2017.  We do not believe this ASU will have a material impact on our financial statements.

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

In October 2016, the FASB issued Accounting Standard Update ("ASU") 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control.  This standard amends the guidance issued with ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis in order to make it less likely that a single decision maker would individually meet the characteristics to be the primary beneficiary of a Variable Interest Entity ("VIE").  When a decision maker or service provider considers indirect interests held through related parties under common control, they perform two steps.  The second step was amended with this ASU to say that the decision maker should consider interests held by these related parties on a proportionate basis when determining the primary beneficiary of the VIE rather than in their entirety as was called for in the previous guidance.  The adoption of this standard in the current reporting period did not have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  This ASU was issued with the objective to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  The new standard will require companies to recognize the income tax consequences of an intra-entity transfer of non-inventory assets when the transfer occurs.  This ASU will be effective for fiscal years beginning after December 15, 2017, and early adoption is permitted.  We are currently evaluating the impact of the adoption of this ASU on our financial position and results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU provides guidance for eight specific changes with respect to how certain cash receipts and cash payments are classified within the statement of cash flows in order to reduce existing diversity in practice.  This ASU will be effective for fiscal years beginning after December 15, 2017, and early adoption is permitted, and it should be applied using a retroactive transition method to each period presented.  We are currently evaluating the impacts the adoption of this standard will have on our consolidated statements of cash flows, focusing on the impact our cash flows related to distributions received from equity method investees and contingent consideration payments made subsequent to business combinations.  We anticipate that approximately $15.9 million of the acquisition related payments within our investing cash flows for the year ended December 30, 2016, of which zero occurred in the three months ended March 25, 2016, will be reclassified to financing cash flows as a result of adopting this ASU.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payments Accounting.  During the three months ended September 30, 2016, the Company elected to early adopt ASU 2016-09 with an effective date of December 26, 2015.  As a result, the Company recognized the excess tax benefit of $1.3 million within income tax benefit on the consolidated statements of income for the three months ended March 31, 2017, and, upon adoption, previously unrecognized excess tax benefits of $11.1 million resulted in a cumulative-effect adjustment to retained earnings for the year ended December 30, 2016.  The adoption did not impact the existing classification of awards.  Excess tax benefits from stock-based compensation of $2.1 million for the three months ended March 25, 2016 were restated into cash flows from operating activities from cash flows from financing activity.  Additionally, adopted retrospectively, the Company reclassified $1.9 million and $2.0 million of employee withholding taxes paid from operating activities into financing activities for the three months ended March 31, 2017 and March 25, 2016, respectively.  Following the adoption of the standard, the Company elected to continue estimating the number of awards expected to be forfeited and adjust its estimate on an ongoing basis.

In February 2016, the FASB issued ASU 2016-02, Leases.  This ASU is a comprehensive new leases standard that was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We continue to assess the impact of adopting ASU 2016-02, but expect to record a significant amount of right-of-use assets and corresponding liabilities. Based upon our operating leases as of December 30, 2016, we expect to have in excess of $500.0 million of undiscounted future minimum lease payments upon adoption of this standard.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments issued with this ASU require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income.  An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update.  This ASU will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, with early adoption permitted.  We believe this standard’s impact on CH2M will be limited to equity securities currently accounted for under the cost method of accounting, which as of March 31, 2017 are valued at $3.4 million within investments in unconsolidated affiliates on the consolidated balance sheet.  We do not expect the adoption of this standard to have a material impact on our consolidated statements of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and subsequently modified with various amendments and clarifications. This ASU is a comprehensive new revenue recognition model that is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The ASU also requires additional quantitative and qualitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This ASU, as amended, is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods.  Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU.  CH2M is currently evaluating the impact of this ASU, the subsequently issued amendments, and the transition alternatives on its financial position and results of operations.  Currently, we have identified various revenue streams by contract billing type, client type, and type of contracted services.  We are reviewing our contracts in the various revenue streams in order to isolate those that will be significantly impacted as well as to identify the relevant revenue streams for disaggregated disclosure.  After our assessment is complete, we can begin estimating the potential financial impacts of the new standard as well as identify necessary controls, processes and information system changes.

(2) Changes in Project-Related Estimates

We have a fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States.    The project is approximately 75% complete as of March 31, 2017.  In the year ended December 30, 2016, we experienced cost growth resulting in total changes in estimated costs of $121.3 million, none of which occurred during the three months ended March 25, 2016.  The 2016 cost growth was primarily a result of survey engineering and design challenges, rework of previously installed work and client-caused delays, including limited daytime access to portions of the site, greater than expected subcontractor costs, subcontracting work previously planned to be self-performed, the sum of which resulted in increased material quantities and work and delivery schedule extensions.  We also had severe weather including record rainfall, and production shortfalls resulting from differing site conditions and engineering rework.

In the quarter ended March 31, 2017, the project team increased the overall estimated costs for labor and materials by a total of $23.5 million.  The cost growth was predominately related to unanticipated field conditions and labor resource restraints, some of which costs are being included in claims submitted to the client. While the project team believes that the increase in costs is sufficient to cover known issues, additional design, fabrication, construction or labor resource issues could be encountered resulting in further cost growth.  Certain of these additional costs are believed to be the result of construction errors incurred by a subcontractor as well as specifications provided by the client that were determined to be incorrect.

We expect to seek resolution of these first quarter 2017 issues from the subcontractor in addition to seeking resolution of the outstanding change orders and claims through a combination of submissions to the Disputes Board under the terms of the contract and direct negotiations with the client.  Change orders and claims totaling approximately $100.0 million have been submitted to the client.  We have received favorable, non-binding recommendations from the Disputes Board on some of the claims.  We have not been able to reach a mutual resolution with the client on these claims or the other change orders submitted.  CH2M will continue to aggressively pursue its entitlements based on claims and change orders, including litigation if it cannot reach resolution with the client.  Accordingly, we cannot currently estimate the timing or amounts of recoveries or costs that may be achieved or incurred through these resolution processes, and as such, we have not included any recoveries from these change orders and claims in our current estimated project loss.

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

All reserves for project related losses for projects related to our continuing operations are included in other accrued liabilities and totaled $71.1 million and $71.2 million as of March 31, 2017 and December 30, 2016, respectively.  Refer to Note 14 – Discontinued Operations for additional details regarding projects reported within discontinued operations.

(3) Segment Information

In the first quarter of 2017, we implemented a new organizational structure to more fully align global operations with the Company’s client-centric strategy, resulting in three sectors: National Governments, Private, and State & Local Governments.  Each of these sectors has been identified as a reportable operating segment.

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

Certain financial information relating to the three months ended March 31, 2017 and March 30, 2016 for each segment is provided below.  Prior year amounts have been revised to conform to the current year presentation.  Costs for corporate selling, general and administrative expenses, restructuring costs and amortization expense related to intangible assets have been allocated to each segment based on the estimated benefits provided by corporate functions.  This allocation is primarily based upon metrics that reflect the proportionate volume of project-related activity and employee labor costs within each segment.

	Three Months Ended March 31, 2017			Three Months Ended March 25, 2016
	Gross	Equity in	Operating	Gross	Equity in	Operating
($ in thousands)	Revenue	Earnings	Income	Revenue	Earnings	Income
National Governments	$475,679	$4,494	$10,666	$446,724	$6,308	$763
Private	289,280	(131)	9,271	348,097	287	14,496
State & Local Governments	475,474	2,998	9,514	492,189	2,458	25,763
Total	$1,240,433	$7,361	$29,451	$1,287,010	$9,053	$41,022

(4) Stockholders’ Equity

The changes in stockholders’ equity for the three months ended March 31, 2017 are as follows:

	Common	Preferred
(in thousands)	Shares	Shares	Amount
Stockholders’ equity, December 30, 2016	25,148	4,822	$445,538
Shares purchased and retired	(512)	—	(24,028)
Shares issued in connection with stock-based compensation and employee benefit plans	133	—	5,587
Net income attributable to CH2M	—	—	13,959
Other comprehensive income, net of tax	—	—	15,585
Other comprehensive income attributable to noncontrolling interest, net of tax			(136)
Deconsolidation of a subsidiary's noncontrolling interest	—	—	87,838
Income attributable to noncontrolling interests from continuing operations	—	—	4,257
Loss attributable to noncontrolling interests from discontinued operations			(60)
Investment in affiliates, net	—	—	2,806
Stockholders’ equity, March 31, 2017	24,769	4,822	$551,346

Preferred Stock

As of March 31, 2017, the Company had 50,000,000 shares of preferred stock, $0.01 par value, authorized.  On June 22, 2015, the Company designated 10,000,000 shares as Series A Preferred Stock with an original issue price of $62.22 under the Certificate of Designation.  On June 24, 2015, the Company sold and issued an aggregate of 3,214,400 shares of Series A Preferred Stock for an aggregate purchase price of $200.0 million in a private placement to a subsidiary owned by investment funds affiliated with Apollo Global Management, LLC (together with its subsidiaries, “Apollo”).  Total proceeds from the preferred stock offering were $191.7 million, net of issuance costs of $8.3 million.  The sale occurred in connection with the initial closing pursuant to the Subscription Agreement entered into by the Company and Apollo on May 27, 2015 (“Subscription Agreement”).  On April 11, 2016, Apollo purchased an additional 1,607,200 shares of Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million in a second closing subject to the conditions within the Subscription Agreement.  Total proceeds from the preferred stock offering were $99.8 million, net of issuance costs of $0.2 million.

Under our agreement with Apollo, the maximum consolidated leverage ratio is 3.00x for 2016 and beyond, consistent with our Third Amendment to our Amended and Restated Credit Agreement.  As of March 31, 2017, we were in compliance with this covenant.  Management continually assesses its potential future compliance with the consolidated leverage ratio covenant based on estimates of future earnings and cash flows.  If there is an expected possibility of non-compliance, we will discuss possibilities with Apollo to modify the covenant consistent with discussions with the Company’s lenders or utilize other means of capitalizing the Company to anticipate or remedy any non-compliance.  The expected cash outflows required to fund the project losses discussed in Note 2 – Changes in Project-Related Estimates and the related impact on earnings will put a financial strain on the Company that may require an amendment or other remedies to be pursued by management if certain earnings estimates or cash flow improvement initiatives are not achieved or if required to facilitate restructuring plans.

On April 28, 2017, we filed a Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock which increased the annual rate at which dividends accrue on the Series A Preferred Stock from 5% to 7% beginning April 1, 2017.  Refer to Note 16 – Subsequent Events for additional details regarding the amendment.

For a summary of the terms and conditions related to the Subscription Agreement, refer to our Annual Report on Form 10-K for the year ended December 30, 2016.

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

The table below presents the reconciliations of basic and diluted EPS for the three months ended March 31, 2017 and March 25, 2016:

	Three Months Ended
	March 31,	March 25,
(in thousands, except per share amounts)	2017	2016
Numerator - basic and diluted:
Net income from continuing operations	$17,766	$23,845
Net income (loss) from discontinued operations	390	(121)
Net income	18,156	23,724
Less: income attributable to noncontrolling interests from continuing operations	(4,257)	(471)
Less: loss attributable to noncontrolling interests from discontinued operations	60	1,326
Net income attributable to CH2M	13,959	24,579
Less: accrued dividends attributable to preferred stockholders	3,989	2,564
Less: income allocated to preferred stockholders - basic	1,700	2,451
Income available to common stockholders - basic and diluted	$8,270	$19,564

Denominators:
Weighted-average common shares outstanding - basic	24,956	26,305
Dilutive effect of common stock equivalents	3	202
Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	24,959	26,507

Basic net income from continuing operations per common share	$0.32	$0.70
Basic net income from discontinued operations per common share	0.01	0.04
Basic net income per common share	$0.33	$0.74

Diluted net income from continuing operations per common share	$0.32	$0.70
Diluted net income from discontinued operations per common share	0.01	0.04
Diluted net income per common share	$0.33	$0.74

For the three months ended March 31, 2017 and March 25, 2016, options to purchase 2.1 million and 0.5 million of common stock, respectively, and 5.2 million and 3.3 million shares of preferred stock and accumulated preferred stock dividends, respectively, were excluded from the dilutive EPS calculation because including them would have been antidilutive.

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

Our financial statements include the accounts of our joint ventures when the joint ventures are variable interest entities (“VIE”) and we are the primary beneficiary or those joint ventures that are not VIEs yet we have a controlling interest.  We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a VIE.  A qualitative assessment begins with an understanding of the nature of the risks associated with the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity.  All of the variable interests held by parties involved with the VIE are identified and a determination is made of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities.  In determining whether we have a controlling interest in a joint venture that is not a VIE and the requirement to consolidate the accounts of the entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partnership/members.  Most of the VIEs with which our Company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements.  We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE.  As of March 31, 2017 and December 30, 2016, total assets of VIEs that were consolidated were $211.9 million and $220.3 million, respectively, and liabilities were $191.6 million and $385.9 million, respectively.  As of December 30, 2016, $19.0 million of the consolidated assets and $203.9 million of consolidated liabilities were related to an Australian fixed-price Power EPC joint venture which was deconsolidated upon termination of the underlying contract on January 24, 2017.  Refer to Note 14 - Discontinued Operations for additional details.

We held investments in unconsolidated VIEs and equity method investments related to continuing operations of $65.7 million and $66.3 million at March 31, 2017 and December 30, 2016, respectively.  As of March 31, 2017, as a result of deconsolidating the Australian joint venture during the three months ended March 31, 2017 as discussed above, we held a negative investment in unconsolidated VIE related to discontinued operations of $83.4 million.  Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of operations.  In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus our portion of the entities’ undistributed earnings.  We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities.  These services are billed to the joint ventures in accordance with the provisions of the agreements.

As of March 31, 2017 and December 30, 2016, the total assets of VIEs related to continuing operations that were not consolidated were $391.5 million and $479.2 million, respectively, and total liabilities were $302.2 million and $304.9 million, respectively.  As of March 31, 2017, total assets and liabilities of the unconsolidated VIE related to the Australian fixed-price Power EPC joint venture included in discontinued operations were $6.1 million and $181.2 million, respectively.  These assets and liabilities consist almost entirely of working capital accounts associated with the performance of single contracts.  The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

(7) Goodwill and Intangible Assets

The following table presents the changes in goodwill by segment during the three months ended March 31, 2017:

($ in thousands)	National Governments	Private	State & Local Governments	Consolidated Total
Balance as of December 30, 2016	$12,753	$146,913	$318,086	$477,752
Foreign currency translation	225	906	5,278	6,409
Balance as of March 31, 2017	$12,978	$147,819	$323,364	$484,161

The following table presents the changes in intangible assets by segment during the three months ended March 31, 2017:

($ in thousands)	National Governments	Private	State & Local Governments	Consolidated Total
Balance as of December 30, 2016	$433	$23,988	$13,603	$38,024
Amortization	(121)	(621)	(3,474)	(4,216)
Foreign currency translation	7	17	537	561
Balance as of March 31, 2017	$319	$23,384	$10,666	$34,369

Intangible assets with finite lives consist of the following:

		Accumulated	Net finite-lived
($ in thousands)	Cost	Amortization	intangible assets
March 31, 2017
Customer relationships	$174,641	$(140,272)	$34,369
Total finite-lived intangible assets	$174,641	$(140,272)	$34,369
December 30, 2016
Customer relationships	$172,880	$(134,856)	$38,024
Total finite-lived intangible assets	$172,880	$(134,856)	$38,024

All intangible assets are being amortized over their expected lives of between two years and ten years.  The amortization expense reflected in the consolidated statements of operations for the three months ended March 31, 2017 and March 25, 2016 totaled $4.2 million and $4.7 million, respectively.  All intangible assets are expected to be fully amortized in 2024.

At March 31, 2017, the future estimated amortization expense related to these intangible assets is:

Amortization
($ in thousands)	Expense
2017 (nine months remaining)	$11,559
2018	4,251
2019	3,518
2020	3,518
2021	3,518
2022	3,518
Thereafter	4,487
$34,369

(8) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31,	December 30,
($ in thousands)	2017	2016
Land	$5,021	$5,021
Building and land improvements	106,354	107,140
Furniture and fixtures	25,586	26,009
Computer and office equipment	158,441	157,542
Field equipment	130,616	130,681
Leasehold improvements	76,803	75,492
	502,821	501,885
Less: Accumulated depreciation	(263,252)	(255,289)
Net property, plant and equipment	$239,569	$246,596

Depreciation expense from continuing operations reflected in the consolidated statements of operations was $10.7 million and $10.8 million for the three months ended March 31, 2017 and March 25, 2016, respectively.

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

	March 31, 2017		December 30, 2016
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Equipment financing	$7,631	$7,195	$8,152	$7,662
Note payable by consolidated joint venture	$2,485	$2,295	$2,483	$2,284

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are typically based upon Level 2 inputs including third-party quotes.  At March 31, 2017 and March 25, 2016, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond one year.  As of March 31, 2017 and December 30, 2016,  we had $0.8 million and $1.2 million of derivative liabilities, respectively.

The unrealized and realized gains and losses due to changes in derivative fair values included in selling, general and administrative expense are as follows:

	Three Months Ended
	March 31,	March 25,
(in thousands)	2017	2016
Unrealized gain (loss) from changes in derivative fair values	$394	$(598)
Realized loss from changes in derivative fair values	$(1,705)	$(774)

(10) Line of Credit and Long-Term Debt

On September 30, 2016, we entered into a Third Amendment to our Second Amended and Restated Credit Agreement (“Credit Agreement”).  The Credit Agreement provides for a revolving credit facility of $925.0 million (“Credit Facility”) which matures on March 28, 2019.  Under the terms of the Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed by up to $200.0 million.  Additionally, the Credit Agreement has a subfacility for the issuance of standby letters of credit up to $500.0 million, a subfacility of up to $300.0 million for multicurrency borrowings, and a subfacility of up to $50.0 million for swingline loans.

Certain terms and conditions of our Amended Credit Agreement as of March 31, 2017 are as follows:

•	The maximum consolidated leverage ratio is 3.00x for 2017 and beyond;
•

For the three quarter period ending March 31, 2017, the amount the Company was able to spend to repurchase its common stock in connection with its employee stock ownership program was limited to $75.0 million, and, thereafter, up to $100.0 million during a rolling four quarter period less the amount of any legally required repurchases of common stock held in benefit plans;

•

CH2M’s ability to pay cash dividends on preferred stock is limited until no more than 10% of our consolidated adjusted EBITDA consists of the cash and non-cash charges related to restructuring charges and project costs and losses in any rolling four quarter period and subject to minimum pro forma leverage ratio;

•	No proceeds from asset sales can be used to repurchase common or preferred stock; and,
•

No large acquisition until no more than 10% of our consolidated adjusted EBITDA consists of the cash and non-cash charges related to restructuring charges and project costs and losses in any rolling four quarter period.

All other terms of the Credit Agreement are consistent with those of the previous amended credit agreement entered into on March 30, 2015, and are disclosed in the Annual Report on Form 10-K for the year ended December 30, 2016.  The Credit Agreement contains customary representations, warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, and dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type.

As of March 31, 2017, we were in compliance with the covenants required by the Credit Agreement.  Management continually assesses its potential future compliance with the Credit Agreement covenants based upon estimates of future earnings and cash flows.  If there is an expected possibility of non-compliance, we will discuss possibilities with the Company’s lenders or utilize other means of capitalizing the Company to anticipate or remedy any non-compliance.  The expected cash outflows required to fund the project losses discussed in Note 2 – Changes in Project-Related Estimates and the related impact on earnings will put a financial strain on the Company that may require an amendment or other remedies to be pursued by management if certain earnings estimates or cash flow improvement initiatives are not achieved or if required to facilitate restructuring plans.

On April 28, 2017, we entered into a Second Lien Indenture through which we issued Senior Second Lien Notes due 2020 with an aggregate principal amount of $200.0 million and an annual interest rate of 10%.  Refer to Note 16 – Subsequent Events for additional details regarding the terms and conditions of these agreements.

Our nonrecourse and other long-term debt consist of the following:

	March 31,	December 30,
($ in thousands)	2017	2016
Revolving Credit Facility, average rate of interest of 3.7%	$507,822	$487,009
Equipment financing, due in monthly installments to September 2021, secured by equipment. These notes bear interest ranging from 0.22% to 3.29%	7,631	8,152
Note payable by consolidated joint venture, due July 2019. This note bears interest at 6-month LIBOR plus 2.5%	2,485	2,483
Other notes payable	194	230
Total debt	518,132	497,874
Less: current portion of debt	2,233	2,242
Total long-term portion of debt	$515,899	$495,632

At March 31, 2017 and December 30, 2016, company-wide issued and outstanding letters of credit and bank guarantee facilities were $130.0 million and $134.2 million, respectively.

(11) Income Taxes

After adjusting for the impact of income attributable to noncontrolling interests, the effective tax rate related to continuing operations on the income attributable to CH2M for the three months ended March 31, 2017 was 27.8% compared to 36.1% on the income for the same period in the prior year.  The effective tax rate attributable to CH2M for the three months ended March 31, 2017 was lower compared to the same period in the prior year primarily due to the favorable impacts associated with increased foreign earnings as a result of transfer pricing and favorable investment results related to key employee life assets.  Recent discussions regarding tax reform may result in changes to long-standing tax principles which could adversely affect our effective tax rate or result in higher cash tax liabilities.  These discussions include a reduced corporate tax rate, repatriation of foreign earnings, cash, and cash equivalents, and cross border adjustability.  Additionally, our effective tax rate continues to be negatively impacted by the effect of disallowed portions of meals and entertainment expenses.

As of March 31, 2017 and December 30, 2016, we had $6.5 million and $8.0 million, respectively, recorded as a liability for uncertain tax positions, included in which was approximately $1.7 million and $2.6 million, respectively, of interest and penalties.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense or benefit.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, United Kingdom and Canada. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities in major tax jurisdictions.

(12) Restructuring and Related Charges

2016 Restructuring Plan.  During the third quarter of 2016, the Company began a process to review the structure and resources within its business segments and formulate a restructuring plan to more fully align global operations with the Company’s client-centric strategy, including a simplified organization structure and streamlined delivery model to achieve higher levels of profitable growth (“2016 Restructuring Plan”).  The restructuring activities primarily include workforce reductions and facilities consolidations.  During the three months ended March 31, 2017, we incurred $13.1 million of costs for these restructuring activities related to the 2016 Restructuring Plan, which have been included in selling, general and administrative expense on the consolidated statements of operations.  Overall, as of March 31, 2017, we have incurred aggregate costs of $55.3 million in total restructuring charges under the 2016 Restructuring Plan.  We completed the 2016 Restructuring Plan in the first quarter of 2017, and we expect aggregate annual cost savings of approximately $100.0 million.

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

The changes in the provision for the restructuring activities for the three months ended March 31, 2017 are as follows:

	2014 Restructuring Plan		2016 Restructuring Plan
($ in thousands)	Employee Severance	Facilities Cost	Employee Severance	Facilities Cost	Other	Consolidated Total
Balance, December 30, 2016	$1,015	$13,995	$6,041	$15,090	$30	$36,171
Provision	—	—	4,353	8,401	382	13,136
Cash payments	—	(820)	(8,607)	(2,756)	(412)	(12,595)
Non-cash settlements	—	—	—	(453)	—	(453)
Balance, March 31, 2017	$1,015	$13,175	$1,787	$20,282	$—	$36,259

The remaining provisions for employee severance and termination benefits will be paid primarily over the next twelve months, and accruals for facilities costs will be paid over the remaining term of the exited leases which extend through 2032.

(13) Defined Benefit Plans and Other Postretirement Benefits

We sponsor several defined benefit pension plans primarily in the U.S. and the United Kingdom (“U.K”).  In the U.S., we have three noncontributory defined benefit pension plans.  Plan benefits are generally based on years of service and compensation during the span of employment.  Benefits in two of the plans are frozen while one plan remains active, the CH2M HILL OMI Retirement Plan (“OMI Plan”).  During the year ended December 30, 2016, the Company adopted an amendment to freeze future pay and benefit service accruals beginning in 2017 for non-union participants within the OMI Plan resulting in a gain on curtailment and a reduction in our projected benefit obligation.

In the U.K., we assumed several defined benefit plans as part of our acquisition of Halcrow on November 10, 2011, of which the largest is the Halcrow Pension Scheme.  These Halcrow defined benefit plans have been closed to new entrants for many years. The information related to these plans is presented in the Non‑U.S. Pension Plans columns of the tables below.  During the year ended

December 30, 2016, a subsidiary of CH2M, effected a transaction to restructure the benefits provided to members of the Halcrow Pension Scheme which significantly reduced the Company’s projected benefit obligation under the scheme as well as improved our net periodic benefit through the recognition of prior service credits.

The components of the net periodic pension expense (income) for the three months ended March 31, 2017 and March 25, 2016 are detailed below:

	Three Months Ended
	March 31, 2017		March 25, 2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
($ in thousands)	Pension Plans	Pension Plans	Pension Plans	Pension Plans
Service cost	$89	$1,074	$671	$1,377
Interest cost	2,733	6,059	2,954	10,477
Expected return on plan assets	(3,017)	(9,515)	(2,921)	(8,814)
Amortization of prior service credits	(13)	(2,479)	(188)	—
Recognized net actuarial loss	1,908	2,594	1,629	693
Net expense (income) included in current income	$1,700	$(2,267)	$2,145	$3,733

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

The components of the non-qualified pension benefit expense and postretirement benefit expense for the three months ended March 31, 2017 and March 25, 2016 are detailed below:

	Three Months Ended
	March 31, 2017		March 25, 2016
	Non-Qualified	Postretirement	Non-Qualified	Postretirement
($ in thousands)	Pension Plan	Benefit Plans	Pension Plan	Benefit Plans
Service cost	$—	$163	$—	$206
Interest cost	10	405	13	497
Amortization of prior service (credits) costs	—	(96)	—	(96)
Recognized net actuarial loss (gain)	—	(71)	—	(3)
Net expense included in current income	$10	$401	$13	$604

(14) Discontinued Operations

In connection with our 2014 Restructuring Plan, we elected to exit the fixed-price Power EPC business, which was a stand-alone operating segment.  We intended to complete our remaining contracted fixed-price Power EPC contracts, the largest of which was a project in Australia through a consolidated joint venture partnership with an Australian construction contractor and a major U.S.-based gas power technology manufacturer (the “Consortium”) to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia.  On January 24, 2017, the Consortium terminated its contract with its client the general contractor, JKC Australia LNG Pty (the “Contractor”) on the grounds that the Contractor had by its actions repudiated the contract.  As a result of the termination of the contract, we substantially completed all of our operations in the fixed-price Power EPC business, and, therefore, have presented the results of operations, financial position, cash flows and disclosures related to the fixed-price Power EPC business as discontinued operations in our consolidated financial statements.  The majority of the financial information presented in our discontinued operations in the consolidated financial statements for the first quarters of 2017 and 2016 relate to the Australian fixed-price Power EPC contract.

Additionally, because the substantive engineering and construction operations ceased on January 24, 2017 as a result of the contract termination, we determined that we no longer controlled the operations of the joint venture and deconsolidated the partnership from our consolidated financial statements.  The negative book value of our 50% retained interest in the noncontrolling investment in the joint venture partnership as of January 24, 2017 was approximately $86.0 million, which approximated our evaluation of the potential future costs.

In connection with the contract termination, the Consortium, which includes the consolidated Australian joint venture partnership, expects to file arbitration claims against the Contractor during the first half of 2017.  The Contractor has claimed that the

Consortium’s termination was not valid, and we anticipate that the Contractor will file counter claims.  We expect a lengthy, multi-year arbitration process and at this time we are unable to predict the timing of resolution or the outcome of disputes.  Due to a variety of issues, the joint venture partnership experienced project losses of $280.0 million in 2014, of which our portion of the loss was $140.0 million, and $301.5 million in 2016, of which our portion of the loss was $154.1 million.  These contract losses were previously accrued and recognized in the periods when known and estimable.  The joint venture has demobilized from the site in the first quarter of 2017 and expects to continue to incur legal and other costs until the dispute is resolved.  The Consortium continues to assess the expected future costs to close out the contract and terminate its current subcontractor obligations.  It is possible that certain subcontractors could file claims against the Consortium as a result of our termination of their subcontract which could be material to our consolidated financial statements.  Additionally, the joint venture’s performance on the project is secured by certain bonds totaling approximately $50.0 million, of which our portion is approximately $25.0 million, which could potentially be called by our client at some time in the future.  If we are ultimately unsuccessful in our claim that the contract was repudiated by our client, the Consortium could be liable for the completion of the project by a separate contractor and other related damages.  While we continue to assess the possible impacts to our financial statements, the ultimate outcome of the dispute will depend upon contested issues of fact and law.  These additional costs could be materially adverse to our results of operations, cash flow and financial condition in the future.  Management believes the existing accruals will be sufficient for any known or expected costs which can be estimated at this time.

The following table presents a reconciliation of the major classes of line items constituting the net income (loss) from discontinued operations related the fixed-price Power EPC business:

	Three Months Ended
	March 31,	March 25,
($ in thousands)	2017	2016
Gross revenue	$7,836	$56,398
Operating expenses:
Direct cost of services	(4,476)	(55,327)
Selling, general and administrative	(2,807)	(1,227)
Income (loss) from discontinued operations before provision for income taxes	553	(156)
Provision (benefit) for income taxes related to discontinued operations	(163)	35
Net income (loss) from discontinued operations	$390	$(121)

The following table presents a reconciliation of the carrying amounts of the major classes of assets and liabilities included in discontinued operations related the fixed-price Power EPC business:

	March 31,	December 30,
($ in thousands)	2017	2016
Current assets:
Cash and cash equivalents	$—	$9,664
Client accounts	1,020	1,787
Unbilled revenue	224	972
Other receivables, net	—	16
Prepaid expenses and other current assets	—	2,010
Current assets of discontinued operations	1,244	14,449
Property, plant and equipment, net	—	1,836
Total assets of discontinued operations	$1,244	$16,285

Current liabilities:
Accounts payable and accrued subcontractor costs	$—	$20,317
Billings in excess of revenue	753	(933)
Other accrued liabilities	—	188,721
Current liabilities of discontinued operations	753	208,105
Investments in unconsolidated affiliates	83,403	—
Total liabilities of discontinued operations	$84,156	$208,105

(15) Commitments and Contingencies

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

Many claims that are currently pending against us are covered by our professional liability insurance after we have exhausted our self-insurance requirement.  Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims.  Any amounts that are probable of payment are accrued when such amounts are estimable.  As of March 31, 2017 and December 30, 2016, accruals for potential estimated claim liabilities were $6.6 million and $8.9 million, respectively.

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

In 2006, Halcrow Consulting Engineers & Architects, Ltd., Qatar Branch (“Halcrow”) entered into a Consulting Services Agreement with Qatari Diar Real Estate Investment Company (“QD”) to perform Pre and Post Contract Consultancy and Quantity Surveying Services for Lusail Development Primary Infrastructure, Marine, Earthworks, and Site Preparation Works (the “Project”) in Lusail, Qatar.  The detailed design portion of the contract was extended from ten months to over seven years due primarily to employer delays and added scope, which were the responsibility of QD.  On March 9, 2017, QD called Halcrow’s letter of credit for $6.7 million.  On April 12, 2017, QD filed court proceedings in Qatari court (State of Qatar, Court of First Instance) against Halcrow.  According to the court papers, QD’s claims are for (1) damages for loss and costs incurred resulting from the alleged negligent design of Bridges 8 and 9 on the Project (which bridge was designed by COWI – Halcrow’s subconsultant); and (2) compensation for alleged breach of contract relating to as yet unspecified infrastructure works.  Further according to the court papers, the damages asserted by QD against Halcrow are as high as QAR 680.8 million, which is approximately $186.8 million.  QD’s alternative damage amount for decennial liability under Qatari law (a form of strict liability) is for QAR 480.8 million, approximately $131.9 million.  We intend to vigorously defend against QD’s claims, and to assert counterclaims against QD, including without limitation counterclaims for Halcrow’s entitlement to certified receivables of $4.0 million, delay claims of a minimum of approximately $20.0 million, and the wrongful calling of the letter of credit of $6.7 million.  We will also assert the defense that the Agreement contains a limitation of liability provision capping any negligence damages against Halcrow at QAR 36.5 million, approximately $10.0 million.

(16) Subsequent Events

Second Lien Indenture

On April 28, 2017, we entered into a Second Lien Indenture through which we issued Senior Second Lien Notes with an aggregate principal amount of $200.0 million at an annual interest rate of 10% (the “Second Lien Notes”).  The Second Lien Notes mature on April 28, 2020, and interest is payable on May 1 and November 1 of each year, commencing on November 1, 2017.  The net proceeds of the Second Lien Notes are to be used to repay a portion of the outstanding revolving credit loans under our Credit Facility.  The Second Lien Notes are unsubordinated, senior obligations of CH2M and are secured by second-priority liens on substantially all of CH2M’s and certain CH2M subsidiaries’ domestic assets.

The Second Lien Indenture also contains financial covenants that require CH2M to maintain a consolidated leverage ratio no greater than 4.50x and restricts CH2M’s ability to repurchase its common or preferred stock, pay cash dividends on or make certain other distributions on its common or preferred stock.  Specifically, while the Second Lien Notes are outstanding, the amount CH2M may spend to repurchase its common stock in connection with its employee stock ownership program, other than legally required repurchases of common stock held in benefit plans, which are not restricted, will be limited to an aggregate of $75.0 million during the term of the Second Lien Notes plus a cumulative amount equal to 50% of CH2M’s consolidated net income, or minus 100% of any net loss, from April 1, 2017 to the date on which any such repurchase is to be made.  The amount available to make repurchases of our common stock shall also be reduced to the extent that CH2M makes legally required repurchases of common stock held in benefit plans in excess of $50.0 million in any period of four consecutive quarters and that CH2M makes certain payments on subordinated indebtedness in accordance with the terms of the Second Lien Indenture.

The Second Lien Indenture contains affirmative and negative covenants and other terms that are customary for obligations similar to the Second Lien Notes, which include covenants that limit or restrict our ability to incur additional indebtedness, grant liens to secure their obligations, make certain kinds of investments, dispose of assets outside the ordinary course of business, create contractual restrictions on the ability to pay dividends or make certain other payments,  merge or consolidate, sell all or substantially all of our assets, and enter into certain transactions with affiliates unless the transaction is comparable to an arm’s length transaction with a non-affiliate.

CH2M may, at its option, redeem the Second Lien Notes in whole at any time or from time to time in part, upon notice at a premium on the principal amount plus any accrued and unpaid interest to the date of redemption as shown below:

Redemption Period	Redemption Price
From April 28, 2017 (issue date) through April 28, 2018	110.0%
From April 29, 2018 through April 28, 2019	103.0%
From April 29, 2019 through October 28, 2019	101.5%
From October 29, 2019 through April 28, 2020 (maturity date)	100.0%

Upon the occurrence of a change of control, any holder of Second Lien Notes will have the right to require CH2M to repurchase all or any portion of the holder’s Second Lien Notes at a purchase price in cash equal to 101% of the outstanding principal and accrued and unpaid interest, if any, through the date of repurchase.

The Second Lien Indenture also contains customary events of default.  If an event of default occurs, the holders of the Second Lien Notes may declare any outstanding principal, accrued and unpaid interest, and premium to be immediately due and payable.  Additionally, certain events of bankruptcy or insolvency are events of default which shall result in the Second Lien Notes being due and payable immediately upon the occurrence of such events of default.  Upon the occurrence of certain events of default, such as bankruptcy or insolvency, the Second Lien Notes become due and payable immediately.

Fourth Amendment to Our Credit Agreement

In connection with the issuance of the Second Lien Notes, on April 28, 2017 we entered into the Fourth Amendment (“Fourth Amendment”) to our Credit Agreement.  The Fourth Amendment allows for the issuance and sale of the Second Lien Notes, as discussed above, lowers our maximum revolving credit facility to $875.0 million from $925.0 million, increases the maximum consolidated leverage ratio, as defined by the Fourth Amendment, to 4.00x from 3.00x, and modifies the definition of adjusted EBIDTA as used in the financial covenant calculation.  Additionally, the Fourth Amendment requires that CH2M maintain, on a consolidated basis, a maximum consolidated first lien leverage ratio, as defined in the Fourth Amendment, no greater than 3.00x as well as maintain a minimum consolidated fixed charge coverage ratio, as defined in the Fourth Amendment, no less than 1.50x.  The Fourth Amendment also requires that CH2M comply with the terms of the Second Lien Indenture limiting certain restricted payment and participation in the employee stock ownership program as described above.

The Fourth Amendment to our Credit Agreement continues to contain customary representations, warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, and dispose of assets, in each case subject to customary exceptions for credit facilities of this size and type.  Additionally, the Fourth Amendment also makes other technical and operating changes.

The obligations of CH2M and its subsidiaries that are either borrowers or guarantors under the Fourth Amendment are secured by first-priority security interests in substantially all of the domestic assets of CH2M and such subsidiaries pursuant to Amended Credit Agreement dated as of September 30, 2016 and discussed in Note 10 – Line of Credit and Long-Term Debt.  As a result of the Second Lien Notes and the Fourth Amendment, our remaining unused borrowing capacity under the Credit Facility was over $300.0 million as of March 31, 2017.

Intercreditor Agreement

Furthermore, on April 28, 2017 we entered into an Intercreditor Agreement with the agents of the Second Lien Notes and the lenders of the Fourth Amendment to our Credit Agreement that states that the liens on common collateral securing the claims of the Credit Agreement have priority over, and are senior to, the liens on the common collateral securing Second Lien Notes.  The senior claims are defined in the Intercreditor Agreement to include, among other things, the principal amount of all indebtedness incurred under the Fourth Amendment and certain additional senior indebtedness permitted under the Intercreditor Agreement.

Amendment to Certificate of Designation of Series A Preferred Stock

In connection with the issuance of the Second Lien Notes and the Fourth Amendment, we obtained consent from our Series A Preferred Stockholder with respect to the incurrence of the notes and filed a Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock which increases the annual rate at which dividends accrue on the Series A Preferred Stock from 5% to 7% beginning April 1, 2017.  Dividends on the Series A Preferred Stock are cumulative and accrue quarterly in arrears on the sum of the original issue price of $62.22 per share plus all accumulated and unpaid accruing dividends, regardless of whether or not declared by the Board.  The other terms of the Series A Preferred Stock set forth in the Certificate of Designation, and summarized in our Annual Report on Form 10-K for the year ended December 30, 2016, remain unchanged.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding our financial condition, changes in financial condition and results of operations as a whole and for each of our operating segments and should be read in conjunction with our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 30, 2016.

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

Our actual results could differ materially from these forward-looking statements due to numerous factors including, the risks and uncertainties set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 30, 2016, and the risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, forward-looking statements should not be regarded as representation or warranties by the Company that such matters will be realized.

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

2016 Restructuring Plan

During the third quarter of 2016, the Company began a process to review the structure and resources within its business segments and formulate a restructuring plan to more fully align global operations with the Company’s client-centric strategy, including a simplified organization structure and streamlined delivery model to achieve higher levels of profitable growth (“2016 Restructuring Plan”).  The restructuring activities primarily include workforce reductions and facilities consolidations.  During the three months ended March 31, 2017, we incurred $13.1 million of costs for these restructuring activities related to the 2016 Restructuring Plan, which have been included in selling, general and administrative expense on the consolidated statements of operations.  Overall, as of March 31, 2017, we have incurred aggregate costs of $55.3 million in total restructuring charges under the 2016 Restructuring Plan.  We completed the 2016 Restructuring Plan in the first quarter of 2017, and we expect aggregate annual cost savings of approximately $100.0 million.

Summary of Operations

In the first quarter of 2017, we implemented a new organizational structure to more fully align global operations with the Company’s client-centric strategy, resulting in three sectors: National Governments, Private, and State & Local Governments.  Each of these sectors has been identified as a reportable operating segment.  Additionally, the termination of the Australian fixed-price Power EPC contract resulted in the substantial completion and discontinuation of our former Power EPC operating segment.  As a result, our fixed-price Power EPC business is no longer reported as a separate operating segment, and revenues and operating income from this former segment are no longer reflected within our consolidated results of continuing operations but rather reflected as a single, net amount of net income or loss from discontinued operations.  Refer to Note 14 – Discontinued Operations for additional details regarding the results of operation and financial position of our discontinued operations.

Certain financial information relating to the three months ended March 31, 2017 and March 30, 2016 for each segment is provided below.  Prior year amounts have been revised to conform to the current year presentation.  Costs for corporate selling, general and administrative expenses, restructuring costs and amortization expense related to intangible assets have been allocated to each segment based on the estimated benefits provided by corporate functions.  This allocation is primarily based upon metrics that reflect the proportionate volume of project-related activity and employee labor costs within each segment.

Results of Operations for the three months ended March 31, 2017 and March 25, 2016

On a consolidated basis, our gross revenue decreased by $46.6 million, or 4%, and our consolidated operating income decreased $11.6 million, or 28%, for the three months ended March 31, 2017 as compared to March 25, 2016.  The following table summarizes our results of operation by segment for the three months ended March 31, 2017 as compared to the three months ended March 25, 2016:

	Three Months Ended
	March 31, 2017		March 25, 2016		Change
	Gross	Operating	Gross	Operating	Gross	Operating
($ in thousands)	Revenue	Income (Loss)	Revenue	Income (Loss)	Revenue	Income (Loss)
National Governments	$475,679	$10,666	$446,724	$763	$28,955	$9,903
Private	289,280	9,271	348,097	14,496	(58,817)	(5,225)
State & Local Governments	475,474	9,514	492,189	25,763	(16,715)	(16,249)
Total	$1,240,433	$29,451	$1,287,010	$41,022	$(46,577)	$(11,571)

National Governments

Our National Governments sector had a $29.0 million, or 6%, increase in revenue for the three months ended March 31, 2017 as compared to the three months ended March 25, 2016.  Approximately $25.0 million of the increase in revenue was caused by higher volumes of operations on a large Canadian nuclear project in a consolidated joint venture.  We also experienced an increase in our international consulting revenues related to various program management projects primarily in our United Kingdom and Middle East markets.  Additionally, we experienced higher revenue on a domestic federal project related to environmental threat and health safety consulting as a result of increased mobilization of staff.

For the three months ended March 31, 2017 as compared to the three months ended March 25, 2016, National Governments operating income increased $9.9 million as a result of the above described increases in revenues as well as the reduction in its selling, general and administrative costs due to reduced business development costs and significant efficiencies gained from the 2016 Restructuring Plan realized in the three months ended March 31, 2017 related to staffing reductions and better client-alignment and utilization of our workforce.

Private

Our Private sector experienced a $58.8 million, or 17%, decrease in revenue for the three months ended March 31, 2017 as compared to the three months ended March 25, 2016.  Revenue decreased approximately $27.9 million due to the winding-down of a large oil and gas construction project in Alaska during the first quarter of 2016, which was not replaced with a similar project due to the market challenges within the oil and gas industry.  Additionally, within our oil, gas and chemicals business, several large consulting projects in Latin America and the Middle East as well as multiple domestic operations and maintenance projects achieved substantial completion in 2016, resulting in a decrease in revenue of approximately $24.4 million.  The remaining decrease in revenue was caused by lower volumes of consulting services within our industrial and advanced technology business in Asia during the first quarter of 2017 as compared to the first quarter of 2016.

Private operating income decreased $5.2 million, or 36%, for the three months ended March 31, 2017 as compared to the three months ended March 25, 2016.  The decrease in operating income was primarily related to the reduction in project volumes related to the oil and gas industry as discussed above.  The decreased results from operations were partially offset by reduced selling, general and administrative costs in the three months ended March 31, 2017 as compared to the three months ended March 25, 2016 due to efficiencies gained from the various restructuring plans and continuing efforts to reduce overhead as well as reduced business development costs consistent with reduced opportunities in the depressed oil and gas industry.

State and Local Governments

Our State and Local Governments sector’s revenue decreased $16.7 million, or 3%, in the three months ended March 31, 2017 as compared to the three months ended March 25, 2016.  Revenue decreased approximately $14.2 million due to the substantial completion of two design-build-operate contracts for water treatment facilities in the western United States, which were not replaced with similar projects.  The remaining decrease in revenue was primarily caused by the negative currency effects of the strengthening of the U.S. dollar related to our international revenue, of which our transportation related consulting business in the United Kingdom is most significantly impacted.

State and Local Governments operating income decreased $16.2 million for the three months ended March 31, 2017 as compared to the three months ended March 25, 2016.  The decrease was predominantly caused by cost growth resulting in changes in estimated costs of $23.5 million to complete a fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States in the three months ended March 31, 2017.  Refer to Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements for additional detail.  While management believes that it has recorded an appropriate provision to complete this project, we may incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss.  These possible cost increases include extensions of the schedule to complete the job, lower than expected productivity levels, and performance issues with our subcontractors.  These potential changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.  This decrease in operating income was partially offset by improved operating margins and execution of operations and maintenance and consulting contracts as well as reduced selling, general and administrative costs due to efficiencies gained from the various restructuring plans related to better client-alignment and utilization of our workforce.

Income Taxes

After adjusting for the impact of loss attributable to noncontrolling interests, the effective tax rate related to continuing operations on the income attributable to CH2M for the three months ended March 31, 2017 was 27.8% compared to 36.1% on the income for the same period in the prior year.  The effective tax rate attributable to CH2M for the three months ended March 31, 2017 was lower compared to the same period in the prior year primarily due to the favorable impacts associated with increased foreign earnings as a result of transfer pricing and favorable investment results related to key employee life assets.  Recent discussions regarding tax reform may result in changes to long-standing tax principles which could adversely affect our effective tax rate or result in higher cash tax liabilities.  These discussions include a reduced corporate tax rate, repatriation of foreign earnings, cash, and cash equivalents, and cross border adjustability.  Additionally, our effective tax rate continues to be negatively impacted by the effect of disallowed portions of meals and entertainment expenses.

Discontinued Operations

In connection with our 2014 Restructuring Plan, we elected to exit the fixed-price Power EPC business.  We intended to complete our remaining contracted fixed-price Power EPC contracts, the largest of which was a project in Australia through a consolidated joint venture partnership with an Australian construction contractor and a major U.S.-based gas power technology manufacturer (the “Consortium”) to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia.  On January 24, 2017, the Consortium terminated its contract with its client the general contractor, JKC Australia LNG Pty (the “Contractor”) on the grounds that the Contractor had by its actions repudiated the contract.  As a result of the termination of the contract, we substantially completed all of our operations in the fixed-price Power EPC business, and, therefore, have presented the results of operations, financial position, cash flows and disclosures related to the fixed-price Power EPC business as discontinued operations in our consolidated financial statements.  The majority of the financial information presented in our discontinued operations in the consolidated financial statements for the first quarters of 2017 and 2016 relate to the Australian fixed-price Power EPC contract.  Refer to Note 14 – Discontinued Operations of the Notes to Consolidated Financial Statements for additional detail regarding the results of operation and the financial position for the fixed-price Power EPC business.

Additionally, because the substantive engineering and construction operations ceased on January 24, 2017 as a result of the contract termination, we determined that we no longer controlled the operations of the joint venture and deconsolidated the partnership from our consolidated financial statements.  The negative book value of our 50% retained interest in the noncontrolling investment in the joint venture partnership as of January 24, 2017 was approximately $86.0 million, which was approximated by our evaluation of the potential future costs.

In connection with the contract termination, the Consortium, which includes the consolidated Australian joint venture partnership, expects to file arbitration claims against the Contractor during the first half of 2017.  The Contractor has claimed that the

Consortium’s termination was not valid, and we anticipate that the Contractor will file counter claims.  We expect a lengthy, multi-year arbitration process and at this time we are unable to predict the timing of resolution or the outcome of disputes.  Due to a variety of issues, the joint venture partnership experienced project losses of $280.0 million in 2014, of which our portion of the loss was $140.0 million, and $301.5 million in 2016, of which our portion of the loss was $154.1 million.  These contract losses were previously accrued and recognized in the periods when known and estimable.  The joint venture has demobilized from the site in the first quarter of 2017 and expects to continue to incur legal and other costs until the dispute is resolved.  The Consortium continues to assess the expected future costs to close out the contract and terminate its current subcontractor obligations.  It is possible that certain subcontractors could file claims against the Consortium as a result of our termination of their subcontract which could be material to our consolidated financial statements.  Additionally, the joint venture’s performance on the project is secured by certain bonds totaling approximately $50.0 million, of which our portion is approximately $25.0 million, which could potentially be called by our client at some time in the future.  If we are ultimately unsuccessful in our claim that the contract was repudiated by our client, the Consortium could be liable for the completion of the project by a separate contractor and other related damages.  While we continue to assess the possible impacts to our financial statements, the ultimate outcome of the dispute will depend upon contested issues of fact and law.  These additional costs could be materially adverse to our results of operations, cash flow and financial condition in the future.  Management believes the existing accruals will be sufficient for any known or expected costs which can be estimated at this time.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our secured revolving line of credit. Our primary uses of cash are working capital, acquisitions, capital expenditures and purchases of stock in our internal market.  Changes in our working capital requirements can vary significantly from period to period based primarily on the mix of our projects underway and the percentage of work completed during the period.  We maintain a domestic cash management system which provides for cash sufficient to satisfy financial obligations as they are submitted for payment and any excess cash in domestic bank accounts is applied against any outstanding debt held under our credit facility described below.  We maintain entities to do business in countries around the world and as a result hold cash in international bank accounts to fund the working capital requirements of those operations.  At March 31, 2017 and December 30, 2016, cash held in foreign bank accounts totaled $70.9 million and $108.7 million, respectively, of which $9.7 million as of December 30, 2016 related to an Australian fixed-price Power EPC joint venture which was deconsolidated in the first quarter of 2017.

In addition, as is common within our industry, we partner with other engineering and construction firms on specific projects to leverage the skills of the respective partners and decrease our risk of loss.  Often projects of this nature require significant cash contributions and the joint ventures created may retain cash earned while the project is being completed.  Cash and cash equivalents on our consolidated balance sheets include cash held within these consolidated joint venture entities which is used for operating activities of those joint ventures.    As of March 31, 2017 and December 30, 2016, cash and cash equivalents held in our consolidated joint ventures and reflected on the consolidated balance sheets totaled $40.1 million and $46.6 million, respectively.

During the three months ended March 30, 2017, cash used in operations was $10.9 million as compared to cash used in operations of $15.3 million in the three months ended March 25, 2016.  The $4.4 million improvement in cash flows from operations in three months ended March 30, 2017 as compared to the three months ended March 25, 2016 primarily resulted from the $15.2 million decrease in cash used from discontinued operations, which was partially offset by a $5.6 million decrease in earnings.

For the three months ended March 31, 2017, changes in working capital components resulted in a $42.6 million decrease to cash flow from operations, primarily as a result of reduced accounts payable and accrued subcontractor costs of $46.2 million caused by lower volumes of subcontractor activity.  Additionally, cash used to fund accrued payroll and employee related liabilities increased by $19.3 million due to the timing of our payroll cycles, reducing our cash generated by operations.  Cash used from discontinued operations of $14.6 million was primarily related to costs to demobilize from the Australian project site as a result of the contract termination as discussed above.  These changes in working capital were partially offset by an increase in collections on our receivables and unbilled revenue totaling $26.7 million.  In the three months ended March 31, 2017, we made payments of $12.6 million for restructuring costs related to the 2016 Restructuring Plan and 2014 Restructuring Plan.

Cash used in investing activities was $11.9 million for the three months ended March 31, 2017 as compared to $42.1 million for the three months ended March 25, 2016.  A significant factor contributing to change in cash used in investing activities was the $32.5 million decrease in capital expenditures in the three months ended March 31, 2017 as compared to the three months ended March 25, 2016 primarily as a result of the 2016 construction of employee housing units for oilfield workers in Alaska to support our oil and gas operations.    We periodically make working capital advances to certain of our unconsolidated joint ventures; these advances are repaid to us from the joint ventures in the normal course of the joint venture activities.  During the three months ended March 31, 2017, we received working capital repayments from our unconsolidated joint ventures of $0.5 million as compared to $2.6 million for the three months ended March 25, 2016.  These repayments are offset by additional investments made in our unconsolidated joint ventures, which were $5.7 million and $8.2 million for the three months ended March 31, 2017and March 25, 2016, respectively.  Additionally, we made investments in our unconsolidated joint venture related to our discontinued fixed-price Power EPC operations of $2.6 million in the three months ended March 31, 2017 as compared to $0.2 million of capital expenditures for our fixed-price Power EPC business in the three months ended March 25, 2016.

Cash used in financing activities was $2.7 million in the three months ended March 31, 2017 as compared to cash provided by financing activities of $61.8 million for the three months ended March 25, 2016.  The change in financing cash flows was primarily caused by the net borrowings on long-term debt of $20.3 million for the three months ended March 31, 2017 as compared to $83.6 million for the three months ended March 25, 2016, which were largely driven from the negative operating cash flows and investing cash flow requirements as discussed above.  There was a $14.1 million decrease in cash used in financing activities related to repurchases of common stock during the three months ended March 31, 2017 as compared to the three months ended March 25, 2016.  Additionally, net cash provided by financing activities from discontinued operations decreased $14.4 million in the three months ended March 31, 2017 as compared to the three months ended March 25, 2016 due to reduced contributions by the noncontrolling interest partner in the formerly consolidated Australian joint venture partnership as a result of the contract termination and demobilization of the fixed-price Power EPC project in the first quarter of 2017.

Line of Credit and Long-Term Debt Agreements

On September 30, 2016, we entered into a Third Amendment to our Second Amended and Restated Credit Agreement (“Credit Agreement”).  The Credit Agreement provides for a revolving credit facility of $925.0 million (“Credit Facility”) which matures on March 28, 2019.  Under the terms of the Credit Agreement, we may be able to invite existing and new lenders to increase the amount available to be borrowed by up to $200.0 million. Additionally, the Credit Agreement has a subfacility for the issuance of standby letters of credit up to $500.0 million, a subfacility of up to $300.0 million for multicurrency borrowings, and a subfacility of up to $50.0 million for swingline loans.

Certain terms and conditions of our Credit Agreement as of March 31, 2017 are as follows:

•	The maximum consolidated leverage ratio is 3.00x for 2017 and beyond;
•

For the three quarter period ending March 31, 2017, the amount the Company was able to spend to repurchase its common stock in connection with its employee stock ownership program was limited to $75.0 million, and, thereafter, up to $100.0 million during a rolling four quarter period less the amount of any legally required repurchases of common stock held in benefit plans;

•

CH2M’s ability to pay cash dividends on preferred stock is limited until no more than 10% of our consolidated adjusted EBITDA consists of the cash and non-cash charges related to restructuring charges and project costs and losses in any rolling four quarter period and subject to minimum pro forma leverage ratio;

•	No proceeds from asset sales can be used to repurchase common or preferred stock; and,
•

No large acquisition until no more than 10% of our consolidated adjusted EBITDA consists of the cash and non-cash charges related to restructuring charges and project costs and losses in any rolling four quarter period.

At March 31, 2017, we had $507.8 million in outstanding borrowings of the Credit Facility, compared to $487.0 million at December 30, 2016. The average rate of interest charged on that balance was 3.70% as of March 31, 2017.  At March 31, 2017 company-wide issued and outstanding letters of credit, and bank guarantee facilities of $130.0 million were outstanding, compared to $134.2 million at December 30, 2016.  Our borrowing capacity under the Credit Facility is limited by a maximum consolidated leverage ratio, which is based on a multiple of an adjusted earnings before interest, taxes, depreciation and amortization calculation, and other outstanding obligations of the Company.

As of March 31, 2017, we were in compliance with the covenants required by the Credit Agreement.  Management continually assesses it potential future compliance with the Credit Agreement covenants based upon estimates of future earnings and cash flows.  If there is an expected possibility of non-compliance, we will discuss possibilities with the Company’s lenders or utilize other means of capitalizing the Company to remedy any non-compliance.  The expected cash outflows required to fund the project losses discussed in Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements and the related impact on earnings will put a financial strain on the Company that may require an amendment or other remedies to be pursued by management if certain earnings estimates or cash flow improvement initiatives are not achieved.  In the context of our current debt structure and projected cash needs, there can be no assurance that the capacity under our Credit Facility will be adequate to fund future operations, to restructure operations, or to allow the Company to repurchase stock in our internal market in any significant amount or at all.

Based on first quarter results of operation and our current business outlook, we believe that our sources of liquidity, including bank facility credit capacity and issuances of debt, equity or other securities, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, principal and interest payments on our debt and other liquidity requirements for the next 12 months.  However, we cannot be certain that we will generate improved cash flows or that we will be able to obtain additional financing or investment on satisfactory terms.  In addition, our liquidity is constrained due to results of operations and in the event our liquidity is insufficient, we may be required to curtail spending and implement additional cost saving measures and restructuring actions or enter into new financing arrangements.

Second Lien Indenture

On April 28, 2017, we entered into a Second Lien Indenture through which we issued Senior Second Lien Notes with an aggregate principal amount of $200.0 million at an annual interest rate of 10% (the “Second Lien Notes”).  The Second Lien Notes mature on April 28, 2020, and interest is payable on May 1 and November 1 of each year, commencing on November 1, 2017.  The net proceeds of the Second Lien Notes are to be used to repay a portion of the outstanding revolving credit loans under our Credit Facility.  The Second Lien Notes are unsubordinated, senior obligations of CH2M and are secured by second-priority liens on substantially all of CH2M’s and certain CH2M subsidiaries’ domestic assets.

The Second Lien Indenture also contains financial covenants that require CH2M to maintain a consolidated leverage ratio no greater than 4.50x and restricts CH2M’s ability to repurchase its common or preferred stock, pay cash dividends on or make certain other distributions on its common or preferred stock.  Specifically, while the Second Lien Notes are outstanding, the amount CH2M may spend to repurchase its common stock in connection with its employee stock ownership program, other than legally required repurchases of common stock held in benefit plans, which are not restricted, will be limited to an aggregate of $75.0 million during the term of the Second Lien Notes plus a cumulative amount equal to 50% of CH2M’s consolidated net income, or minus 100% of any net loss, from April 1, 2017 to the date on which any such repurchase is to be made.  The amount available to make repurchases of our common stock shall also be reduced to the extent that CH2M makes legally required repurchases of common stock held in benefit plans in excess of $50.0 million in any period of four consecutive quarters and that CH2M makes certain payments on subordinated indebtedness in accordance with the terms of the Second Lien Indenture.

The Second Lien Indenture contains affirmative and negative covenants and other terms that are customary for obligations similar to the Second Lien Notes, which include covenants that limit or restrict our ability to incur additional indebtedness, grant liens to secure their obligations, make certain kinds of investments, dispose of assets outside the ordinary course of business, create contractual restrictions on the ability to pay dividends or make certain other payments,  merge or consolidate, sell all or substantially all of our assets, and enter into certain transactions with affiliates unless the transaction is comparable to an arm’s length transaction with a non-affiliate.

CH2M may, at its option, redeem the Second Lien Notes in whole at any time or from time to time in part, upon notice at a premium on the principal amount plus any accrued and unpaid interest to the date of redemption as shown below:

Redemption Period	Redemption Price
From April 28, 2017 (issue date) through April 28, 2018	110.0%
From April 29, 2018 through April 28, 2019	103.0%
From April 29, 2019 through October 28, 2019	101.5%
From October 29, 2019 through April 28, 2020 (maturity date)	100.0%

Upon the occurrence of a change of control, any holder of Second Lien Notes will have the right to require CH2M to repurchase all or any portion of the holder’s Second Lien Notes at a purchase price in cash equal to 101% of the outstanding principal and accrued and unpaid interest, if any, through the date of repurchase.

The Second Lien Indenture also contains customary events of default.  If an event of default occurs, the holders of the Second Lien Notes may declare any outstanding principal, accrued and unpaid interest, and premium to be immediately due and payable.  Additionally, certain events of bankruptcy or insolvency are events of default which shall result in the Second Lien Notes being due and payable immediately upon the occurrence of such events of default.  Upon the occurrence of certain events of default, such as bankruptcy or insolvency, the Second Lien Notes become due and payable immediately.

Fourth Amendment to Our Credit Agreement

In connection with the issuance of the Second Lien Notes, on April 28, 2017 we entered into the Fourth Amendment (“Fourth Amendment”) to our Credit Agreement.  The Fourth Amendment allows for the issuance and sale of the Second Lien Notes, as discussed above, lowers our maximum revolving credit facility to $875.0 million from $925.0 million, increases the maximum consolidated leverage ratio, as defined by the Fourth Amendment, to 4.00x from 3.00x, and modifies the definition of adjusted EBIDTA as used in the financial covenant calculation.  Additionally, the Fourth Amendment requires that CH2M maintain, on a consolidated basis, a maximum consolidated first lien leverage ratio, as defined in the Fourth Amendment, no greater than 3.00x as well as maintain a minimum consolidated fixed charge coverage ratio, as defined in the Fourth Amendment, no less than 1.50x.  The Fourth Amendment also requires that CH2M comply with the terms of the Second Lien Indenture limiting certain restricted payment and participation in the employee stock ownership program as described above.

The Fourth Amendment to our Credit Agreement continues to contain customary representations, warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, and dispose of assets, in each case subject to customary exceptions for credit facilities of this size and type.  Additionally, the Fourth Amendment also makes other technical and operating changes.

The obligations of CH2M and its subsidiaries that are either borrowers or guarantors under the Fourth Amendment are secured by first-priority security interests in substantially all of the domestic assets of CH2M and such subsidiaries pursuant to Amended Credit Agreement dated as of September 30, 2016 and discussed in Note 10 – Line of Credit and Long-Term Debt.  As a result of the Second Lien Notes and the Fourth Amendment, our remaining unused borrowing capacity under the Credit Facility was over $300.0 million as of March 31, 2017.

Intercreditor Agreement

Furthermore, on April 28, 2017 we entered into an Intercreditor Agreement with the agents of the Second Lien Notes and the lenders of the Fourth Amendment to our Credit Agreement that states that the liens on common collateral securing the claims of the Credit Agreement have priority over, and are senior to, the liens on the common collateral securing Second Lien Notes.  The senior claims are defined in the Intercreditor Agreement to include, among other things, the principal amount of all indebtedness incurred under the Fourth Amendment and certain additional senior indebtedness permitted under the Intercreditor Agreement.

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

Under our agreement with Apollo, the maximum consolidated leverage ratio is 3.00x for 2016 and beyond, consistent with our Third Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”).  As of March 31, 2017, we were in compliance with this covenant.  Management continually assesses its potential future compliance with the consolidated leverage ratio covenant based on estimates of future earnings and cash flows. If there is an expected possibility of non-compliance, we will discuss possibilities with Apollo to modify the covenant consistent with discussions with the Company’s lenders or utilize other means of capitalizing the Company to anticipate or remedy any non-compliance.  The expected cash outflows required to fund the project losses discussed in Note 2 – Changes in Project-Related Estimates and the related impact on earnings will put a financial strain on the Company that may require an amendment or other remedies to be pursued by management if certain earnings estimates or cash flow improvement initiatives are not achieved or if required to facilitate restructuring plans.

Additionally, the Certificate of Designations for the Series A Preferred Stock prohibits the repurchase by the Company of shares of our common stock in excess of negotiated pre-approved amounts.  In 2017, the Company is permitted to repurchase shares of common stock in an amount determined by a formula based upon our cash flow from operations, minus capital expenditures, for fiscal 2016.  Depending upon our results of operations for fiscal year 2016, the Company may be limited or altogether prohibited in its ability to repurchase shares of common stock in the internal market unless it is able to obtain the consent of the holders of at least a majority of the Series A Preferred Stock.  On January 17, 2017, the Company received from the Series A Preferred Stock holder, an acknowledgment and consent permitting the Company to spend up to $25.0 million, in the aggregate, to repurchase shares of common stock in the first trade of 2017 related to the 2016 third quarter financial results.  No assurance can be given that in the future the Company will be able to obtain an acknowledgment and consent from the Series A Preferred Stockholder permitting the Company to repurchase common stock in the internal market if such an acknowledgment and consent is required.

In connection with the issuance of the Second Lien Notes and the Fourth Amendment as discussed above, we obtained consent from our Series A Preferred Stockholder with respect to the incurrence of the notes and filed a Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock which increases the annual rate at which dividends accrue on the Series A Preferred Stock from 5% to 7% beginning April 1, 2017.  Dividends on the Series A Preferred Stock are cumulative and accrue quarterly in arrears on the sum of the original issue price of $62.22 per share plus all accumulated and unpaid accruing dividends, regardless of whether or not declared by the Board.  The other terms of the Series A Preferred Stock set forth in the Certificate of Designation, and summarized in our Annual Report on Form 10-K for the year ended December 30, 2016, remain unchanged.

For a summary of the terms and conditions of the Series A Preferred Stock, refer to our Annual Report on Form 10-K for the year ended December 30, 2016.

Internal Market Trades

CH2M’s common stock typically trades on an internal market four times per year, though CH2M determines whether to participate in the internal market on a quarterly basis.  The next internal market trade date is expected to be in September of 2017.  Prior to each quarterly trade date, we review the outstanding orders and any resulting imbalance between sell orders and buy orders and make a determination whether or not CH2M should participate in the internal market by buying shares. In making that determination, CH2M’s management and Board of Directors consider prevailing circumstances, including our financial condition and results of operations, our available cash and capital resources, including the limits that CH2M may spend on share repurchases and the borrowing capacity available pursuant to the terms of our existing unsecured revolving line of credit and other sources of liquidity, expected current and future needs for cash to fund our operations, anticipated contingencies and other factors.

CH2M’s management and Board of Directors could determine to limit the amount of money expended by the Company to repurchase shares, or not to participate in the internal market, either of which would result in proration of sell orders that stockholders may place for trades on the next trade date.  In addition, CH2M’s Board of Directors could determine to suspend trading on the internal market in order to provide time to evaluate the ability to adequately provide for proration and to conserve the Company’s cash reserves and available liquidity.  Since the September 26, 2014 trade date, CH2M has limited the amount expended to repurchase shares.  We expect that the amounts CH2M will be able to spend to repurchase shares for the September 2017 trade date and future trade dates will continue to be restricted, and CH2M’s management and Board of Directors anticipate that some sell orders will be only partially filled on such trade dates.

For more information of the risks associated with the internal market, please see the risk factors set forth in the Annual Report on Form 10-K for the year ended December 30, 2016.

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

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the three months ended March 31, 2017, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 30, 2016.

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

The accounting policies that we believe are most critical to the understanding of our financial condition and results of operations and require complex management judgment are summarized below. Further detail and information regarding our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 30, 2016.

Recently Adopted Accounting Standards

See Note 1 – Summary of Business and Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Commitments and Contingencies

See Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our operations we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. This risk is monitored to limit the effect of foreign currency exchange rate and interest rate fluctuations on earnings and cash flows.

Foreign currency exchange rates.    We operate in many countries around the world, and as a result, we are exposed to foreign currency exchange rate risk on transactions in numerous countries, particularly with respect to our operations in the United Kingdom and Canada.  We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as intercompany trade balances among our entities with differing currencies.  In order to mitigate this risk, we enter into derivative financial instruments.  We do not enter into derivative transactions for speculative or trading purposes.  All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings.  These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes.  As of March 31, 2017, we had derivative liabilities of $0.8 million of forward foreign exchange contracts on world currencies with varying durations, none of which extend beyond one year.

Interest rates.    Our interest rate exposure is primarily limited to our revolving credit facility.  As of March 31, 2017, the outstanding balance on the credit facility was $507.8 million.  We have assessed the market risk exposure on this financial instrument and determined that any significant change to the fair value of this instrument would not have a material impact on our consolidated results of operations, financial position or cash flows.  Based upon the amount outstanding under the credit facility, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $5.1 million.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Within our Annual Report on From 10-K (“Form 10-K”), Part II – Item 9A – Controls and Procedures for the year ended December 30, 2016, which was filed on March 7, 2017, we identified three internal control deficiencies that involve the development of project cost estimates for long-term contracts accounted for under percentage-of-completion method.  The material weakness resulted in misstated consolidated financial statements during 2015 that were corrected in the amended 2015 Form 10-K/A for the year ended December 25, 2015, which was filed on January 19, 2017.

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.  Based upon that evaluation, and as a result of the previously reported material weakness in the design of internal control over financial reporting, we concluded that our disclosure controls and procedures continue to be not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is (a) timely recorded, processed, summarized, and reported and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure until such as the material weakness is fully remediated.  See the discussion of remediation activities below.

In light of the material weakness identified below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with GAAP and reflect our financial position and results of operations as of and for the quarter ended March 31, 2017.  As a result, notwithstanding the material weakness, management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Those internal control deficiencies and the status of management’s remediation action plans are summarized below.

Description of Internal Control Deficiencies that resulted in a Material Weakness

Process level control activities related to the processes used to develop project cost estimates for large fixed-firm price engineering, procurement and construction projects.  The Company did not identify these basis of estimate process level control activities as key internal controls, and, as such, they were not designed to operate at the required level of rigor, precision and consistency, and include the retention of adequate documentation.

An internal control that ensures cost estimates on client projects that are not updated during the last month of the reporting period are evaluated for potential accounting implications.  The existing control was not designed effectively as it did not sufficiently identify items requiring follow-up and how such items were to be resolved.

A certification process whereby key management roles on client projects identified with inherently high risk of material change in the estimate of cost to complete a project did not operate effectively.  This internal control as designed did not adequately identify items requiring follow-up and how such items were to be resolved, including the preparation and review of appropriate documentation of the resolution.

Remediation Efforts to Address the Material Weakness

Management has developed a plan with the oversight of the Audit Committee of the Board of Directors to remediate these internal control deficiencies, although remediation actions may evolve as the controls are implemented and tested for operating effectiveness:

Deficient control related to the inadequate design of process level controls dealing with the basis of estimate for large fixed-firm price engineering, procurement and construction projects

•

Developing process level controls that require preparation and documentation of the basis of estimate for major project cost components with significant financial reporting risks, e.g., schedule, labor, subcontractors, materials, change management, and risk register/contingency, and that those estimates and the supporting basis of estimate be evaluated for reasonableness during each reporting period.

•

Finalizing the development and beginning to implement a control that documents management’s quarterly evaluation of large fixed-firm price engineering, procurement and construction projects to determine whether any of these projects merit an independent evaluation of risk and their impact on the reliability of cost estimates.

•	Developing training material for personnel in key roles on responsibilities for these controls.

Deficient control related to the evaluation of project cost estimates not updated in the last month of a reporting period

•

Finalizing the development and beginning to implement a control that systematically identifies client projects whose estimate of cost to complete have not been updated during the last month of the reporting period, and which includes a management review process that will result in the cost estimate being updated, or documented rationale why a revised estimate was not required.

•	Developing training material for personnel in key roles on responsibilities for this control.

Deficient control related to the certification process

•

Revised the certification control to ensure that project management and corporate accounting identify items requiring follow-up and how such items are to be resolved, including adequate documentation of the resolution.  We began implementation of the revised certification control during the three months ended March 31, 2017.

•	Developing training material for personnel in key roles on responsibilities for this control.

Changes in Internal Control over Financial Reporting

Other than the actions being taken to remediate the material weakness as described above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2006, Halcrow Consulting Engineers & Architects, Ltd., Qatar Branch (“Halcrow”) entered into a Consulting Services Agreement with Qatari Diar Real Estate Investment Company (“QD”) to perform Pre and Post Contract Consultancy and Quantity Surveying Services for Lusail Development Primary Infrastructure, Marine, Earthworks, and Site Preparation Works (the “Project”) in

Lusail, Qatar.  The detailed design portion of the contract was extended from ten months to over seven years due primarily to employer delays and added scope, which were the responsibility of QD.  On March 9, 2017, QD called Halcrow’s letter of credit for $6.7 million.  On April 12, 2017, QD filed court proceedings in Qatari court (State of Qatar, Court of First Instance) against Halcrow.  According to the court papers, QD’s claims are for (1) damages for loss and costs incurred resulting from the alleged negligent design of Bridges 8 and 9 on the Project (which bridge was designed by COWI – Halcrow’s subconsultant); and (2) compensation for alleged breach of contract relating to as yet unspecified infrastructure works.  Further according to the court papers, the damages asserted by QD against Halcrow are as high as QAR 680.8 million, which is approximately $186.8 million.  QD’s alternative damage amount for decennial liability under Qatari law (a form of strict liability) is for QAR 480.8 million, approximately $131.9 million.  We intend to vigorously defend against QD’s claims, and to assert counterclaims against QD, including without limitation counterclaims for Halcrow’s entitlement to certified receivables of $4.0 million, delay claims of a minimum of approximately $20.0 million, and the wrongful calling of the letter of credit of $6.7 million.  We will also assert the defense that the Agreement contains a limitation of liability provision capping any negligence damages against Halcrow at QAR 36.5 million, approximately $10.0 million.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not issue any unregistered equity securities during the three months ended March 31, 2017.

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by our company not previously reported during the three months ended March 31, 2017.

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
January (a)	915	$46.83	—	—
February	—	—	—	—
March (b)	461,226	46.83	—	—
Total	462,141	$46.83	—	—

(a)	Shares purchased by CH2M from terminated employees.
(b)	Shares purchased by CH2M in the Internal Market.

Item 6.  Exhibits

Exhibit Index

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

CH2M HILL Companies, Ltd.

Date: May 4, 2017	/s/ GARY L. MCARTHUR
Gary L. McArthur
Chief Financial Officer