Form 10-Q
period 2017-06-30
CH2M HILL COMPANIES LTD
filed 2017-08-08
CIK 777491

Are

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2017 was 24,591,691.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	June 30,	December 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$112,400	$121,365
Receivables, net—
Client accounts	568,386	602,363
Unbilled revenue	573,162	529,779
Other	13,678	11,469
Income tax receivable	25,031	18,375
Prepaid expenses and other current assets	103,899	92,097
Current assets of discontinued operations	827	14,449
Total current assets	1,397,383	1,389,897
Investments in unconsolidated affiliates	73,626	66,329
Property, plant and equipment, net	233,536	246,596
Goodwill	499,221	477,752
Intangible assets, net	30,496	38,024
Deferred income taxes	348,446	363,251
Employee benefit plan assets and other	93,594	86,777
Long-term assets of discontinued operations	—	1,836
Total assets	$2,676,302	$2,670,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,231	$2,242
Accounts payable and accrued subcontractor costs	369,515	394,934
Billings in excess of revenue	211,141	227,501
Accrued payroll and employee related liabilities	290,407	272,458
Other accrued liabilities	194,668	210,121
Current liabilities of discontinued operations	1,239	208,105
Total current liabilities	1,069,201	1,315,361
Long-term employee related liabilities	294,643	308,118
Long-term debt	520,234	495,632
Other long-term liabilities	102,216	105,813
Long-term liabilities of discontinued operations	77,920	—
Total liabilities	2,064,214	2,224,924
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized of which 10,000,000 are designated as Series A; 4,821,600 issued and outstanding at June 30, 2017 and as of December 30, 2016	48	48
Common stock, $0.01 par value, 100,000,000 shares authorized; 24,580,276 and 25,148,399 issued and outstanding at June 30, 2017 and December 30, 2016, respectively	246	251
Additional paid-in capital	144,197	169,573
Retained earnings	642,504	586,252
Accumulated other comprehensive loss	(171,234)	(209,408)
Total CH2M common stockholders’ equity	615,761	546,716
Noncontrolling interests of continuing operations	(3,673)	(8,643)
Noncontrolling interests of discontinued operations	—	(92,535)
Total stockholders' equity	612,088	445,538
Total liabilities and stockholders’ equity	$2,676,302	$2,670,462

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24
	2017	2016	2017	2016
Gross revenue	$1,284,859	$1,290,965	$2,525,292	$2,577,975
Equity in earnings of joint ventures and affiliated companies	15,378	8,717	22,739	17,770
Operating expenses:
Direct cost of services	(1,022,267)	(1,078,582)	(2,050,954)	(2,103,575)
Selling, general and administrative	(205,342)	(235,151)	(394,998)	(465,199)
Operating income (loss)	72,628	(14,051)	102,079	26,971
Other income (expense):
Interest income	108	110	208	170
Interest expense	(9,837)	(2,879)	(16,410)	(6,146)
Income (loss) from continuing operations before provision for income taxes	62,899	(16,820)	85,877	20,995
(Provision) benefit for income taxes from continuing operations	(15,739)	11,162	(20,951)	(2,808)
Net income (loss) from continuing operations	47,160	(5,658)	64,926	18,187
Net loss from discontinued operations	(531)	(148,532)	(141)	(148,653)
Net income (loss)	46,629	(154,190)	64,785	(130,466)
Less: income attributable to noncontrolling interests from continuing operations	(4,336)	(4,348)	(8,593)	(4,819)
Less: loss attributable to noncontrolling interests from discontinued operations	—	96,496	60	97,822
Net income (loss) attributable to CH2M	$42,293	$(62,042)	$56,252	$(37,463)

Net income (loss) attributable to CH2M per common share[1]:
Basic net income (loss) from continuing operations per common share	$1.24	$(0.41)	$1.55	$0.60
Basic net loss from discontinued operations per common share	(0.01)	(2.12)	—	(2.27)
Basic net income (loss) per common share	$1.23	$(2.53)	$1.55	$(1.67)

Diluted net income (loss) from continuing operations per common share	$1.24	$(0.41)	$1.55	$0.60
Diluted net loss from discontinued operations per common share	(0.01)	(2.12)	—	(2.27)
Diluted net income (loss) per common share	$1.23	$(2.53)	$1.55	$(1.67)

Basic weighted average number of common shares	24,663,914	25,993,448	24,809,814	26,064,581
Diluted weighted average number of common shares	24,666,714	25,993,448	24,814,363	26,064,581

1 Represents net income (loss) attributable to CH2M less (i) income allocated to preferred stockholders of $6,372 and $8,106 for the three and six months ended June 30, 2017, respectively, and $0 for the three and six months ended June 24, 2016, and (ii) accrued dividends attributable to preferred stockholders of $5,654 and $9,643 for the three and six months ended June 30, 2017, and $3,612 and $6,176 for the three and six months ended June 24, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24
	2017	2016	2017	2016
Net income (loss)	$46,629	$(154,190)	$64,785	$(130,466)
Other comprehensive income:
Foreign currency translation adjustments	20,332	10,599	33,940	11,765
Benefit plan adjustments, net of tax	2,257	1,950	4,234	4,070
Other comprehensive income	22,589	12,549	38,174	15,835
Comprehensive income (loss)	69,218	(141,641)	102,959	(114,631)
Less: income attributable to noncontrolling interests from continuing operations	4,742	4,348	9,135	4,819
Less: loss attributable to noncontrolling interests from discontinued operations	—	(96,496)	(60)	(97,822)
Comprehensive income (loss) attributable to CH2M	$64,476	$(49,493)	$93,884	$(21,628)

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, Dollars in thousands)

	Six Months Ended
	June 30,	June 24,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$64,785	$(130,466)
Adjustments to reconcile net income to net cash provided by (used in) continuing operating activities:
Net loss from discontinued operations	141	148,653
Depreciation and amortization	29,994	30,944
Stock-based employee compensation	17,302	18,277
Loss on disposal of property, plant and equipment	852	202
Amortization of debt issuance costs	289	—
Allowance for uncollectible accounts	2,366	347
Deferred income taxes	19,005	(82,022)
Undistributed earnings and gains from unconsolidated affiliates	(22,739)	(17,770)
Distributions of income from unconsolidated affiliates	29,061	27,203
Contributions to defined benefit pension plans	(12,781)	(19,026)
Excess tax benefits from stock-based compensation	1,368	2,502
Change in assets and liabilities of continuing operations:
Receivables and unbilled revenue	934	28,518
Prepaid expenses and other	(16,112)	(11,778)
Accounts payable and accrued subcontractor costs	(31,027)	(47,696)
Billings in excess of revenue	(19,326)	37,625
Accrued payroll and employee related liabilities	17,936	(18,095)
Other accrued liabilities	(19,830)	(17,336)
Income tax receivable	(6,723)	20,606
Long-term employee related liabilities and other	(8,265)	30,559
Net cash provided by operating activities from continuing operations	47,230	1,247
Net cash used in operating activities from discontinued operations	(14,215)	(113,692)
Net cash provided by (used in) operating activities	33,015	(112,445)
Cash flows from investing activities:
Capital expenditures	(9,006)	(67,357)
Acquisition related payments	(213)	(15,788)
Investments in unconsolidated affiliates	(13,866)	(12,315)
Distributions of capital from unconsolidated affiliates	875	6,663
Proceeds from sale of operating assets	1,485	815
Net cash used in investing activities from continuing operations	(20,725)	(87,982)
Net cash used in investing activities from discontinued operations	(8,109)	(169)
Net cash used in investing activities	(28,834)	(88,151)
Cash flows from financing activities:
Borrowings on long-term debt	1,118,126	1,235,328
Payments on long-term debt	(1,093,833)	(1,142,074)
Repurchases and retirements of common stock	(42,683)	(76,387)
Proceeds from the issuance of preferred stock, net of issuance costs	—	99,800
Settlement of tax-withholding obligation on stock-based compensation	(2,407)	(2,607)
Net distributions to noncontrolling interests for continuing operations	(2,847)	(2,860)
Net cash (used in) provided by financing activities from continuing operations	(23,644)	111,200
Net cash provided by financing activities from discontinued operations	4,635	48,739
Net cash (used in) provided by financing activities	(19,009)	159,939
Effect of deconsolidation of a joint venture partnership on cash	(13,011)	—
Effect of exchange rate changes on cash	9,210	1,019
Decrease in cash and cash equivalents	$(18,629)	$(39,638)

Cash and cash equivalents from continuing operations, beginning of period	$121,365	$148,979
Cash and cash equivalents from discontinued operations, beginning of period	9,664	48,042
Cash and cash equivalents, beginning of period	$131,029	$197,021

Cash and cash equivalents from continuing operations, end of period	$112,400	$149,737
Cash and cash equivalents from discontinued operations, end of period	—	7,646
Cash and cash equivalents, end of period	$112,400	$157,383
Supplemental disclosures:
Cash paid for interest	$13,658	$5,860
Cash paid for income taxes	$4,686	$10,347

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Retirement and Tax-Deferred Savings Plan

The Retirement and Tax Deferred Savings Plan is a retirement plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement.  The 401(k) Plan allows for matching contributions up to 58.33% of the first 6% of elective deferrals up to 3.5% of the employee’s quarterly base compensation, although specific subsidiaries may have different limits on employer matching.  The matching contributions may be made in both cash and/or stock.  Expenses related to matching contributions made in common stock for the 401(k) Plan for the three and six months ended June 30, 2017 were $8.6 million and $11.2 million, respectively, as compared to $7.4 million and $12.9 million for the three and six months ended June 24, 2016, respectively.

Recently Adopted Accounting Standards

In May 2017, the FASB issued Accounting Standards Update ("ASU") 2017-09, Compensation- Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  This ASU is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods, and early adoption is permitted.  The amendments in this update should be applied prospectively to an award modified on or after the adoption date.  Once effective, we will apply this guidance to future changes to terms or conditions of our stock-based payment awards to determine if it triggers modification accounting, but we do not believe this ASU will materially change how we currently evaluate similar occurrences.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The amendments in this ASU require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same statement of income line item as other compensation costs for the relevant employees.  Additionally, only the service cost component of net benefit cost would be eligible for capitalization.  The ASU requires that the other components of net benefit cost be presented outside of income or loss from operations on the statement of income, separate from the service cost component.  The amendments in this update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic benefit cost and net periodic postretirement benefit in assets.  This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, and early adoption is permitted.  Currently, the net periodic pension expense or income related to our defined pension benefit plans in the U.S. and internationally is presented within selling, general and administrative expense.  Therefore, we anticipate the adoption of this ASU to impact the presentation of our statement of operations, including the subtotal of income or loss from operations.  Refer to Note 13 – Defined Benefit Plans and Other Postretirement Benefits for detail of our net periodic pension expense or income by component.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment.    This ASU was issued with the objective of simplifying the subsequent measurement of goodwill for public business entities and not-for-profit entities by eliminating the second step of the goodwill impairment test.  As a result, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  During the three months ended March 31, 2017, we early adopted this standard which will be effective for our annual goodwill impairment test to be conducted as of the first day of the fourth quarter of 2017.  We do not believe this ASU will have a material impact on our financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU provides guidance for eight specific changes with respect to how certain cash receipts and cash payments are classified within the statement of cash flows in order to reduce existing diversity in practice.  This ASU will be effective for fiscal years beginning after December 15, 2017, and early adoption is permitted, and it should be applied using a retroactive transition method to each period presented.  We are currently evaluating the impacts the adoption of this standard will have on our consolidated statements of cash flows, focusing on the impact our cash flows related to distributions received from equity method investees and contingent consideration payments made subsequent to business combinations.  We anticipate that approximately $0.2 million and $15.8 million of acquisition related payments within our investing cash flows for the six months ended June 30, 2017 and June 24, 2016, respectively, will be reclassified to financing cash flows as a result of adopting this ASU.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payments Accounting.  During the three months ended September 30, 2016, the Company elected to early adopt ASU 2016-09 with an effective date of December 26, 2015.  As a result, the Company recognized the excess tax benefit of $1.4 million within income tax benefit on the consolidated statements of income for the six months ended June 30, 2017, and, upon adoption, previously unrecognized excess tax benefits of $11.1 million resulted in a cumulative-effect adjustment to retained earnings for the year ended December 30, 2016.  The adoption did not impact the existing classification of awards.  Excess tax benefits from stock-based compensation of $2.5 million for the six months ended June 24, 2016 were restated into cash flows from operating activities from cash flows from financing activity.  Additionally, adopted retrospectively, the Company reclassified $2.4 million and $2.6 million of employee withholding taxes paid from operating activities into financing activities for the six months ended June 30, 2017 and June 24, 2016, respectively.  Following the adoption of the standard, the Company elected to continue estimating the number of awards expected to be forfeited and adjust its estimate on an ongoing basis.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments issued with this ASU require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income.  An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update.  This ASU will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, with early adoption permitted.  We believe this standard’s impact on CH2M will be limited to equity securities currently accounted for under the cost method of accounting, which as of June 30, 2017 are valued at $3.5 million within investments in unconsolidated affiliates on the consolidated balance sheet.  We do not expect the adoption of this standard to have a material impact on our consolidated statements of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and subsequently modified with various amendments and clarifications. This ASU is a comprehensive new revenue recognition model that is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The ASU also requires additional quantitative and qualitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This ASU, as amended, is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods.  Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU.  CH2M is currently evaluating the impact of this ASU, the subsequently issued amendments, and the transition alternatives on its financial position and results of operations.  Currently, we have identified various revenue streams by contract billing type, client type, and type of contracted services.  We are in the process of reviewing our contracts in the various revenue streams in order to isolate those that will be significantly impacted as well as to identify the relevant revenue streams for disaggregated disclosure.  From our initial assessment, we do not anticipate the new revenue recognition standard to, in substance, change our current process of recognizing revenue on a substantial portion of our portfolio of contracts.  For example, we currently estimate variable consideration in relation to total contract revenue in a manner consistent with the new model, and our initial evaluation of performance obligations coincides with our current contract segmentation policies.  After our assessment is complete, we can begin estimating the potential financial impacts of the new standard as well as identify necessary controls, processes and information system changes.

(2) Changes in Project-Related Estimates

We have a fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States.    The project is approximately 85% complete as of June 30, 2017.  In the three and six months ended June 24, 2016, we experienced cost growth resulting in total changes in estimated costs of approximately $60.0 million.  This cost growth was primarily a result of survey engineering and design challenges, rework of previously installed work and client-caused delays, including limited daytime access to portions of the site, greater than expected subcontractor costs, subcontracting work previously planned to be self-performed, the sum of which resulted in increased material quantities and work and delivery schedule extensions.  We also had severe weather including record rainfall, and production shortfalls resulting from differing site conditions and engineering rework.

In the first quarter of 2017, the project team increased the overall estimated costs for labor and materials by a total of $23.5 million.  The cost growth was predominately related to unanticipated field conditions and labor resource restraints, some of which costs are being included in claims submitted to the client.  We did not incur additional cost growth during the three months ended June 30, 2017.  While the project team believes that the increase in costs during the six months ended June 30, 2017 is sufficient to cover known issues, additional design, fabrication, construction or labor resource issues could be encountered resulting in further cost growth.  Certain of these additional costs are believed to be the result of noise barrier fabrication errors incurred by a subcontractor, sound wall design issues, as well as specifications provided by the client that were determined to be incorrect.

We expect to seek resolution of these first quarter 2017 issues from the fabrication/installation subcontractor in addition to seeking resolution of the outstanding change orders and claims through a combination of submissions to the Disputes Board under the terms of the contract and direct negotiations with the client.  Change orders and claims totaling approximately $110.0 million have been submitted to the client.  We have received favorable, non-binding recommendations from the Disputes Board on some of the claims.  We are in the process of trying to reach a mutual resolution with the client on these claims and the other submitted change orders.  CH2M will continue to aggressively pursue its entitlements based on claims and change orders, including litigation if it cannot reach resolution with the client.  Accordingly, we cannot currently estimate the timing or amounts of recoveries or costs that may be achieved or incurred through these resolution processes, and as such, we have not included any recoveries from these change orders and claims in our current estimated project loss.

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

All reserves for project related losses for projects related to our continuing operations are included in other accrued liabilities and totaled $47.6 million and $71.2 million as of June 30, 2017 and December 30, 2016, respectively.  Refer to Note 14 – Discontinued Operations for additional details regarding projects reported within discontinued operations.

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

Certain financial information relating to the three and six months ended June 30, 2017 and June 24, 2016 for each segment is provided below.  Prior year amounts have been revised to conform to the current year presentation.

	Three Months Ended June 30, 2017			Three Months Ended June 24, 2016
	Gross	Equity in	Operating	Gross	Equity in	Operating
($ in thousands)	Revenue	Earnings	Income	Revenue	Earnings	Income (Loss)
National Governments	$481,484	$11,153	$14,903	$482,186	$4,931	$7,011
Private	302,923	454	10,150	330,441	307	12,883
State & Local Governments	500,452	3,771	47,575	478,338	3,479	(33,945)
Total	$1,284,859	$15,378	$72,628	$1,290,965	$8,717	$(14,051)

	Six Months Ended June 30, 2017			Six Months Ended June 24, 2016
	Gross	Equity in	Operating	Gross	Equity in	Operating
($ in thousands)	Revenue	Earnings	Income	Revenue	Earnings	Income (Loss)
National Governments	$957,163	$15,646	$25,569	$928,909	$11,240	$7,774
Private	592,203	324	19,420	678,539	594	27,380
State & Local Governments	975,926	6,769	57,090	970,527	5,936	(8,183)
Total	$2,525,292	$22,739	$102,079	$2,577,975	$17,770	$26,971

(4) Stockholders’ Equity

The changes in stockholders’ equity for the six months ended June 30, 2017 are as follows:

	Common	Preferred
(in thousands)	Shares	Shares	Amount
Stockholders’ equity, December 30, 2016	25,148	4,822	$445,538
Shares purchased and retired	(880)	—	(42,683)
Shares issued in connection with stock-based compensation and employee benefit plans	312	—	17,302
Net income attributable to CH2M	—	—	56,252
Other comprehensive income, net of tax	—	—	38,174
Other comprehensive income attributable to noncontrolling interest, net of tax			(542)
Deconsolidation of a subsidiary's noncontrolling interest	—	—	87,838
Income attributable to noncontrolling interests from continuing operations	—	—	8,593
Loss attributable to noncontrolling interests from discontinued operations			(60)
Investment in affiliates, net	—	—	1,676
Stockholders’ equity, June 30, 2017	24,580	4,822	$612,088

Preferred Stock

As of June 30, 2017, the Company had 50,000,000 shares of preferred stock, $0.01 par value, authorized.  On June 22, 2015, the Company designated 10,000,000 shares as Series A Preferred Stock with an original issue price of $62.22 under the Certificate of Designation.  On June 24, 2015, the Company sold and issued an aggregate of 3,214,400 shares of Series A Preferred Stock for an aggregate purchase price of $200.0 million in a private placement to a subsidiary owned by investment funds affiliated with Apollo Global Management, LLC (together with its subsidiaries, “Apollo”).  Total proceeds from the preferred stock offering were $191.7 million, net of issuance costs of $8.3 million.  The sale occurred in connection with the initial closing pursuant to the Subscription Agreement entered into by the Company and Apollo on May 27, 2015 (“Subscription Agreement”).  On April 11, 2016, Apollo purchased an additional 1,607,200 shares of Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million in a second closing subject to the conditions within the Subscription Agreement.  Total proceeds from the preferred stock offering were $99.8 million, net of issuance costs of $0.2 million.

In connection with the issuance of the Second Lien Notes and the Fourth Amendment to our Amended and Restated Credit Agreement on April 28, 2017, as discussed in Note 10 – Long-Term Debt,  we obtained consent from our Series A Preferred Stockholder with respect to the incurrence of the notes and filed a Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock which increases the annual rate at which dividends accrue on the Series A Preferred Stock from 5% to 7% beginning April 1, 2017.  Dividends on the Series A Preferred Stock are cumulative and accrue quarterly in arrears on the sum of the original issue price of $62.22 per share plus all accumulated and unpaid accruing dividends, regardless of whether or not declared by the Board.  The other terms and conditions of the Series A Preferred Stock set forth in the Certificate of Designation, as summarized in our Annual Report on Form 10-K for the year ended December 30, 2016, remain unchanged.

Under our agreement with Apollo, the maximum consolidated leverage ratio is 4.00x for 2017 and beyond, consistent with the Fourth Amendment to our Amended and Restated Credit Agreement.  As of June 30, 2017, we were in compliance with this covenant.  Management continually assesses its potential future compliance with the consolidated leverage ratio covenant based on estimates of future earnings and cash flows.  If there is an expected possibility of non-compliance, we will discuss possibilities with Apollo to modify the covenant consistent with discussions with the Company’s lenders or utilize other means of capitalizing the Company to anticipate or remedy any non-compliance.

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

The table below presents the reconciliations of basic and diluted EPS for the three and six months ended June 30, 2017 and June 24, 2016:

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
(in thousands, except per share amounts)	2017	2016	2017	2016
Numerator - basic and diluted:
Net income (loss) from continuing operations	$47,160	$(5,658)	$64,926	$18,187
Net loss from discontinued operations	(531)	(148,532)	(141)	(148,653)
Net income (loss)	46,629	(154,190)	64,785	(130,466)
Less: income attributable to noncontrolling interests from continuing operations	(4,336)	(4,348)	(8,593)	(4,819)
Less: loss attributable to noncontrolling interests from discontinued operations	—	96,496	60	97,822
Net income (loss) attributable to CH2M	42,293	(62,042)	56,252	(37,463)
Less: accrued dividends attributable to preferred stockholders	5,654	3,612	9,643	6,176
Less: income allocated to preferred stockholders - basic	6,372	—	8,106	—
Income (loss) available to common stockholders - basic and diluted	$30,267	$(65,654)	$38,503	$(43,639)

Denominators:
Weighted-average common shares outstanding - basic	24,664	25,993	24,810	26,065
Dilutive effect of common stock equivalents	3	—	5	—
Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	24,667	25,993	24,815	26,065

Basic net income (loss) from continuing operations per common share	$1.24	$(0.41)	$1.55	$0.60
Basic net loss from discontinued operations per common share	(0.01)	(2.12)	—	(2.27)
Basic net income (loss) per common share	$1.23	$(2.53)	$1.55	$(1.67)

Diluted net income (loss) from continuing operations per common share	$1.24	$(0.41)	$1.55	$0.60
Diluted net loss from discontinued operations per common share	(0.01)	(2.12)	—	(2.27)
Diluted net income (loss) per common share	$1.23	$(2.53)	$1.55	$(1.67)

For the three and six months ended June 30, 2017, options to purchase 1.8 million shares of common stock and 5.2 million shares of preferred stock and accumulated preferred stock dividends were excluded from the dilutive EPS calculation because including them would have been antidilutive.  Due to the existence of net losses for the three and six months ended June 24, 2016, basic and diluted EPS were the same as the effect of potentially dilutive common stock equivalents, including options to purchase 2.6 million shares of common stock and 5.0 million shares of preferred stock and accumulated preferred stock dividends, would have been antidilutive.

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

Our financial statements include the accounts of our joint ventures when the joint ventures are variable interest entities (“VIE”) and we are the primary beneficiary or those joint ventures that are not VIEs yet we have a controlling interest.  We perform a qualitative assessment to determine whether our company is the primary beneficiary once an entity is identified as a VIE.  A qualitative assessment begins with an understanding of the nature of the risks associated with the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed, and the parties involved in the design of the entity.  All of the variable interests held by parties involved with the VIE are identified and a determination is made of which activities are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities.  In determining whether we have a controlling interest in a joint venture that is not a VIE and the requirement to consolidate the accounts of the entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partnership/members.  Most of the VIEs with which our Company is involved have relatively few variable interests and are primarily related to our equity investments, subordinated financial support, and subcontracting arrangements.  We consolidate those VIEs in which we have both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE.  As of June 30, 2017 and December 30, 2016, total assets of VIEs that were consolidated were $319.8 million and $220.3 million, respectively, and liabilities were $293.7 million and $385.9 million, respectively.  As of December 30, 2016, $19.0 million of the consolidated assets and $203.9 million of consolidated liabilities were related to an Australian fixed-price Power EPC joint venture which was deconsolidated upon termination of the underlying contract on January 24, 2017.  Refer to Note 14 - Discontinued Operations for additional details.  Additionally, on July 3, 2017, because of the closing of the SNC-Lavalin Group Inc. acquisition of WS Atkins plc., both of whom were partners with CH2M in a joint venture through which we are executing a large Canadian nuclear project, we determined that we no longer were the primary beneficiary of a joint venture and deconsolidated the partnership from our consolidated financial statements. Refer to Note 16 – Subsequent Events for additional details.

We held investments in unconsolidated VIEs and equity method investments related to continuing operations of $73.6 million and $66.3 million at June 30, 2017 and December 30, 2016, respectively.  As of June 30, 2017, as a result of deconsolidating the Australian joint venture during the first quarter of 2017 as discussed above, we held a negative investment in unconsolidated VIE related to discontinued operations of $77.9 million.  Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of operations.  In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus our portion of the entities’ undistributed earnings.  We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities.  These services are billed to the joint ventures in accordance with the provisions of the agreements.

As of June 30, 2017 and December 30, 2016, the total assets of VIEs related to continuing operations that were not consolidated were $433.6 million and $479.2 million, respectively, and total liabilities were $340.9 million and $304.9 million, respectively.  As of June 30, 2017, total assets and liabilities of the unconsolidated VIE related to the Australian fixed-price Power EPC joint venture included in discontinued operations were $8.3 million and $175.2 million, respectively.  These assets and liabilities consist almost entirely of working capital accounts associated with the performance of single contracts.  The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

(7) Goodwill and Intangible Assets

The following table presents the changes in goodwill by segment during the six months ended June 30, 2017:

($ in thousands)	National Governments	Private	State & Local Governments	Consolidated Total
Balance as of December 30, 2016	$12,753	$146,913	$318,086	$477,752
Foreign currency translation	773	2,623	18,073	21,469
Balance as of June 30, 2017	$13,526	$149,536	$336,159	$499,221

The following table presents the changes in intangible assets by segment during the six months ended June 30, 2017:

($ in thousands)	National Governments	Private	State & Local Governments	Consolidated Total
Balance as of December 30, 2016	$433	$23,988	$13,603	$38,024
Amortization	(261)	(1,958)	(6,687)	(8,906)
Foreign currency translation	18	887	473	1,378
Balance as of June 30, 2017	$190	$22,917	$7,389	$30,496

Intangible assets with finite lives consist of the following:

		Accumulated	Net finite-lived
($ in thousands)	Cost	Amortization	intangible assets
June 30, 2017
Customer relationships	$178,462	$(147,966)	$30,496
Total finite-lived intangible assets	$178,462	$(147,966)	$30,496
December 30, 2016
Customer relationships	$172,880	$(134,856)	$38,024
Total finite-lived intangible assets	$172,880	$(134,856)	$38,024

All intangible assets are being amortized over their expected lives of between two years and ten years.  The amortization expense reflected in the consolidated statements of operations totaled $4.7 million and $4.7 million for the three months ended June 30, 2017 and June 24, 2016, respectively, and $8.9 million and $9.5 million for the six months ended June 30, 2017 and June 24, 2016, respectively.  All intangible assets are expected to be fully amortized in 2024.

As of June 30, 2017, the future estimated amortization expense related to these intangible assets was:

Amortization
($ in thousands)	Expense
2017 (six months remaining)	$7,176
2018	4,332
2019	3,599
2020	3,599
2021	3,599
2022	3,599
Thereafter	4,592
$30,496

(8) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30,	December 30,
($ in thousands)	2017	2016
Land	$5,021	$5,021
Building and land improvements	105,817	107,140
Furniture and fixtures	25,044	26,009
Computer and office equipment	160,257	157,542
Field equipment	127,378	130,681
Leasehold improvements	77,283	75,492
	500,800	501,885
Less: Accumulated depreciation	(267,264)	(255,289)
Net property, plant and equipment	$233,536	$246,596

Depreciation expense from continuing operations reflected in the consolidated statements of operations was $10.3 million and $10.7 million for the three months ended June 30, 2017 and June 24, 2016, respectively, and $21.1 million and $21.5 million for the six months ended June 30, 2017 and June 24, 2016, respectively.

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

	June 30, 2017		December 30, 2016
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Second Lien Notes	$200,000	$151,451	$—	$—
Equipment financing	7,105	6,737	8,152	7,662
Note payable by consolidated joint venture	$2,486	$2,329	$2,483	$2,284

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are typically based upon Level 2 inputs including third-party quotes.  As of June 30, 2017, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond one year.  As of June 30, 2017 and December 30, 2016,  we had $2.0 million and $1.2 million of derivative liabilities, respectively.

The unrealized and realized gains and losses due to changes in derivative fair values included in selling, general and administrative expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
(in thousands)	2017	2016	2017	2016
Unrealized (loss) gain from changes in derivative fair values	$(1,259)	$(775)	$(865)	$177
Realized gain (loss) from changes in derivative fair values	$854	$(2,001)	$(852)	$(2,775)

(10)  Long-Term Debt

Our nonrecourse and other long-term debt consist of the following:

	June 30,	December 30,
($ in thousands)	2017	2016
Revolving Credit Facility, average rate of interest of 4.33%	$317,609	$487,009
Second Lien Notes, net of $4.9 million of debt issuance costs. These notes bear interest of 10% due May 1 and November 1 annually	195,089	—
Equipment financing, due in monthly installments to September 2021, secured by equipment. These notes bear interest ranging from 0.22% to 3.29%	7,105	8,152
Note payable by consolidated joint venture, due July 2019. This note bears interest at 6-month LIBOR plus 2.5%	2,486	2,483
Other notes payable	176	230
Total debt	522,465	497,874
Less: current portion of debt	2,231	2,242
Total long-term portion of debt	$520,234	$495,632

As of June 30, 2017 and December 30, 2016, company-wide issued and outstanding letters of credit and bank guarantee facilities were $129.0 million and $134.2 million, respectively.

Revolving Credit Facility

On April 28, 2017, we entered into a Fourth Amendment to our Amended and Restated Credit Agreement (“Credit Agreement”).  The Fourth Amendment allowed for the issuance and sale of the Second Lien Notes, as discussed below, and lowered our maximum revolving credit facility to $875.0 million from $925.0 million.  The credit facility matures on March 28, 2019 and includes a subfacility for the issuance of standby letters of credit up to $450.0 million, a subfacility of up to $300.0 million for multicurrency borrowings, and a subfacility of up to $50.0 million for swingline loans.  Other technical and operating changes to the Credit Agreement specifically achieved the following:

•	Increased the maximum consolidated leverage ratio to 4.00x from 3.00x;
•	Modified the definition of adjusted EBITDA as used in the financial covenant calculation;

•	Required CH2M to maintain, on a consolidated basis, a maximum consolidated first lien leverage ratio no greater than 3.00x;
•	Required CH2M to maintain a minimum consolidated fixed charge coverage ratio no less than 1.50x;
•

Restricts CH2M’s ability to repurchase its common or preferred stock, pay cash dividends on or make certain other distributions on its common or preferred stock, and requires compliance with the terms of the Second Lien Indenture, which also limits certain restricted payment and participation in the employee stock ownership program as described below.

The Credit Agreement contains customary representations, warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments, merge or consolidate, and dispose of assets, in each case subject to customary exceptions for credit facilities of this size and type.  Additionally, the obligations of CH2M and its subsidiaries that are either borrowers or guarantors under the Credit Facility are secured by first-priority security interests in substantially all of the domestic assets of CH2M and such subsidiaries.

As of June 30, 2017, we were in compliance with the covenants required by the Credit Agreement.  Management continually assesses its potential future compliance with the Credit Agreement covenants based upon estimates of future earnings and cash flows.  If there is an expected possibility of non-compliance, we will discuss possibilities with the Company’s lenders or utilize other means of capitalizing the Company to waive or remedy any non-compliance.

Second Lien Indenture

On April 28, 2017, we entered into a Second Lien Indenture through which we issued Senior Second Lien Notes with an aggregate principal amount of $200.0 million at an annual interest rate of 10% (the “Second Lien Notes”).  The Second Lien Notes mature on April 28, 2020, and interest is payable on May 1 and November 1 of each year, commencing on November 1, 2017.  The net proceeds of the Second Lien Notes were used to repay a portion of the outstanding revolving credit loans under our credit facility.  The Second Lien Notes are unsubordinated, senior obligations of CH2M and are secured by second-priority liens on substantially all of CH2M’s and certain CH2M subsidiaries’ domestic assets.

The Second Lien Indenture contains financial covenants that require CH2M to maintain a consolidated leverage ratio no greater than 4.50x and restricts CH2M’s ability to repurchase its common or preferred stock, pay cash dividends on or make certain other distributions on its common or preferred stock.  Specifically, while the Second Lien Notes are outstanding, the amount CH2M may spend to repurchase its common stock in connection with its employee stock ownership program, other than legally required repurchases of common stock held in benefit plans, which are not restricted, will be limited to an aggregate of $75.0 million during the term of the Second Lien Notes plus a cumulative amount equal to 50% of CH2M’s consolidated net income, or minus 100% of any net loss, from April 1, 2017 to the date on which any such repurchase is to be made.  The amount available to make repurchases of our common stock shall also be reduced to the extent that CH2M makes legally required repurchases of common stock held in benefit plans in excess of $50.0 million in any period of four consecutive quarters and that CH2M makes certain payments on subordinated indebtedness in accordance with the terms of the Second Lien Indenture.

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

Furthermore, on April 28, 2017, we entered into an Intercreditor Agreement with the agents of the Second Lien Notes and the lenders of the Fourth Amendment to our Credit Agreement that states that the liens on common collateral securing the claims of the Credit Agreement have priority over, and are senior to, the liens on the common collateral securing Second Lien Notes.  The senior claims are defined in the Intercreditor Agreement to include, among other things, the principal amount of all indebtedness incurred under the Fourth Amendment to our Credit Agreement and certain additional senior indebtedness permitted under the Intercreditor Agreement.

(11) Income Taxes

After adjusting for the impact of income attributable to noncontrolling interests, the effective tax rate related to continuing operations on the income attributable to CH2M for the three months ended June 30, 2017 was 26.9% compared to 52.7% on the loss for the same period in the prior year, and the effective tax rate related to continuing operations on the income attributable to CH2M for the six months ended June 30, 2017 was 27.1% compared to 16.0% on the loss for the same period in the prior year.  The effective tax rate attributable to CH2M for the three months ended June 30, 2017 was lower compared to the same period in the prior year and higher for the six months ended June 30, 2017 compared to the same period in the prior year primarily due to large losses in the prior period and the favorable impacts associated with the release of valuation allowances due to transfer pricing in the prior year period.  In addition, the lower rate is partially attributable to the current year’s favorable impacts associated with increased foreign earnings and favorable investment results related to key employee life assets. Recent discussions regarding tax reform may result in changes to long-standing tax principles which could adversely affect our effective tax rate or result in higher cash tax liabilities.  These discussions include a reduced corporate tax rate, repatriation of foreign earnings, cash, and cash equivalents, and cross border adjustability.  Additionally, our effective tax rate continues to be negatively impacted by the effect of disallowed portions of meals and entertainment expenses.

As of June 30, 2017 and December 30, 2016, we had $6.1 million and $8.0 million, respectively, recorded as a liability for uncertain tax positions, included in which was approximately $1.7 million and $2.6 million, respectively, of interest and penalties.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense or benefit.

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

(12) Restructuring and Related Charges

2016 Restructuring Plan.  During the third quarter of 2016, the Company began a process to review the structure and resources within its business segments and formulate a restructuring plan to more fully align global operations with the Company’s client-centric strategy, including a simplified organization structure and streamlined delivery model to achieve higher levels of profitable growth (“2016 Restructuring Plan”).  The restructuring activities primarily included workforce reductions and facilities consolidations.  For the six months ended June 30, 2017, we incurred $13.1 million of costs for restructuring activities related to the 2016 Restructuring Plan, which have been included in selling, general and administrative expense on the consolidated statements of operations.  The restructuring activities under the 2016 Restructuring Plan were substantially complete in the first quarter of 2017, and, as such, no restructuring costs were incurred during the three months ended June 30, 2017.  Overall, as of June 30, 2017, we incurred aggregate costs of $55.3 million in total restructuring charges under the 2016 Restructuring Plan, and we expect aggregate annual cost savings of approximately $100.0 million.

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

The changes in the provision for the restructuring activities for the six months ended June 30, 2017 are as follows:

	2014 Restructuring Plan		2016 Restructuring Plan
($ in thousands)	Employee Severance	Facilities Cost	Employee Severance	Facilities Cost	Other	Consolidated Total
Balance, December 30, 2016	$1,015	$13,995	$6,041	$15,090	$30	$36,171
Provision	—	—	4,353	8,401	382	13,136
Cash payments	—	(1,958)	(9,482)	(4,262)	(412)	(16,114)
Non-cash settlements	—	—	—	(453)	—	(453)
Balance, June 30, 2017	$1,015	$12,037	$912	$18,776	$—	$32,740

The remaining provisions for employee severance and termination benefits will be paid before year-end, and accruals for facilities costs will be paid over the remaining term of the exited leases which extend through 2032.

(13) Defined Benefit Plans and Other Postretirement Benefits

We sponsor several defined benefit pension plans primarily in the U.S. and the United Kingdom (“U.K.”).  In the U.S., we have three noncontributory defined benefit pension plans.  Plan benefits are generally based on years of service and compensation during the span of employment.  Benefits in two of the plans are frozen while one plan remains active, the CH2M HILL OMI Retirement Plan (“OMI Plan”).  During the year ended December 30, 2016, the Company adopted an amendment to freeze future pay and benefit service accruals beginning in 2017 for non-union participants within the OMI Plan.

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

The components of the net periodic pension expense (income) for the three and six months ended June 30, 2017 and June 24, 2016 are detailed below:

	Three Months Ended
	June 30, 2017		June 24, 2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
($ in thousands)	Pension Plans	Pension Plans	Pension Plans	Pension Plans
Service cost	$88	$1,079	$671	$1,378
Interest cost	2,734	6,236	2,954	10,487
Expected return on plan assets	(3,016)	(9,807)	(2,921)	(8,822)
Amortization of prior service credits	(14)	(2,555)	(188)	—
Recognized net actuarial loss	1,907	2,676	1,629	693
Net expense (income) included in current income	$1,699	$(2,371)	$2,145	$3,736

	Six Months Ended
	June 30, 2017		June 24, 2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
($ in thousands)	Pension Plans	Pension Plans	Pension Plans	Pension Plans
Service cost	$177	$2,153	$1,342	$2,755
Interest cost	5,467	12,295	5,908	20,964
Expected return on plan assets	(6,033)	(19,322)	(5,842)	(17,636)
Amortization of prior service credits	(27)	(5,034)	(376)	—
Recognized net actuarial loss	3,815	5,270	3,258	1,386
Net expense (income) included in current income	$3,399	$(4,638)	$4,290	$7,469

We sponsor a medical benefit plan for retired employees of certain subsidiaries.  The plan is contributory, and retiree premiums are based on years of service at retirement.  The benefits contain limitations and a cap on future cost increases.  We fund postretirement medical benefits on a pay‑as‑you‑go basis.  Additionally, we have a frozen non-qualified pension plan that provides additional retirement benefits to certain senior executives who remained employed and retired from CH2M on or after age 65.

The components of the non-qualified pension benefit expense and postretirement benefit expense for the three and six months ended June 30, 2017 and June 24, 2016 are detailed below:

	Three Months Ended
	June 30, 2017		June 24, 2016
	Non-Qualified	Postretirement	Non-Qualified	Postretirement
($ in thousands)	Pension Plan	Benefit Plans	Pension Plan	Benefit Plans
Service cost	$—	$162	$—	$206
Interest cost	9	406	13	497
Amortization of prior service credits	—	(95)	—	(96)
Recognized net actuarial gain	—	(72)	—	(3)
Net expense included in current income	$9	$401	$13	$604

	Six Months Ended
	June 30, 2017		June 24, 2016
	Non-Qualified	Postretirement	Non-Qualified	Postretirement
($ in thousands)	Pension Plan	Benefit Plans	Pension Plan	Benefit Plans
Service cost	$—	$325	$—	$413
Interest cost	19	811	27	994
Amortization of prior service credits	—	(191)	—	(192)
Recognized net actuarial gain	—	(143)	—	(6)
Net expense included in current income	$19	$802	$27	$1,209

(14) Discontinued Operations

In connection with our 2014 Restructuring Plan, we elected to exit the fixed-price Power EPC business, which was a stand-alone operating segment.  We intended to complete our remaining contracted fixed-price Power EPC contracts, the largest of which was a project in Australia through a consolidated joint venture partnership with an Australian construction contractor and a major U.S.-based gas power technology manufacturer (the “Consortium”) to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia.  On January 24, 2017, the Consortium terminated its contract with its client, JKC Australia LNG Pty (the “Contractor”) on the grounds that the Contractor had by its actions repudiated the contract.  As a result of the termination of the contract, we substantially completed all of our operations in the fixed-price Power EPC business, and, therefore, have presented the results of operations, financial position, cash flows and disclosures related to the fixed-price Power EPC business as discontinued operations in our consolidated financial statements.  The majority of the financial information presented in our discontinued operations in the consolidated financial statements for the three and six months ended June 30, 2017 and June 24, 2016 relate to the Australian fixed-price Power EPC contract.

Additionally, because the substantive engineering and construction operations ceased on January 24, 2017 as a result of the contract termination, we determined that we were no longer the primary beneficiary of the joint venture and deconsolidated the partnership from our consolidated financial statements.  The negative book value of our 50% retained interest in the noncontrolling investment in the joint venture partnership as of January 24, 2017 was approximately $86.0 million.

Due to a variety of issues, the joint venture partnership experienced project losses of $280.0 million in 2014, of which our portion of the loss was $140.0 million, and $301.5 million in 2016, of which our portion of the loss was $154.1 million.  These contract losses were previously accrued and recognized in the periods when known and estimable.  The joint venture has demobilized from the site in the first quarter of 2017 and expects to continue to incur legal costs until the dispute is resolved.  The Consortium continues to assess the expected future costs to close out the contract and terminate its current subcontractor obligations.  It is possible that certain subcontractors could file claims against the Consortium as a result of our termination of their subcontract which could be material to our consolidated financial statements.  Additionally, the joint venture’s performance on the project is secured by certain bonds totaling approximately $50.0 million, of which our portion is approximately $25.0 million, which could potentially be called by our client at some time in the future.

The Consortium and the Contractor are currently in dispute over the termination, materials and equipment used in the work, and the Contractor’s right to call the bonds issued on behalf of the individual Consortium members.  In connection with the parties’ primary dispute over the contract termination, in August 2017, the Consortium filed a Request for Arbitration against the Contractor with the International Chamber of Commerce, seeking that the Contractor pay the Consortium for its claims based on the difference in the amount of the Consortium’s contract and the amount actually spent, which the Consortium alleges is likely to exceed $665.5 million.  In the alternative, the Consortium also asserts that the Contractor owes for certain contract claims, in amounts to be determined through the arbitration.  If we are ultimately unsuccessful in our claim that the contract was repudiated by our client, the Consortium could be liable for the completion of the project by a separate contractor and other related damages.  The Contractor has claimed that the Consortium’s termination was not valid, and we anticipate that the Contractor will file counter claims.  We expect a lengthy, multi-year arbitration process and at this time we are unable to predict the timing of resolution or the outcome of disputes.  While we continue to assess the possible impacts to our financial statements, the ultimate outcome of the dispute will depend upon contested issues of fact and law.  These additional costs could be materially adverse to our results of operations, cash flow and financial condition in the future.  Management believes the existing accruals will be sufficient for any known or expected costs which can be estimated at this time.

The following table presents a reconciliation of the major classes of line items constituting the net income (loss) from discontinued operations related the fixed-price Power EPC business:

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
($ in thousands)	2017	2016	2017	2016
Gross revenue	$1,368	$(40,682)	$9,204	$15,716
Operating expenses:
Direct cost of services	(1,889)	(149,188)	(6,365)	(204,515)
Selling, general and administrative	(243)	(1,199)	(3,050)	(2,426)
Loss from discontinued operations before provision for income taxes	(764)	(191,069)	(211)	(191,225)
Benefit for income taxes related to discontinued operations	233	42,537	70	42,572
Net loss from discontinued operations	$(531)	$(148,532)	$(141)	$(148,653)

The following table presents a reconciliation of the carrying amounts of the major classes of assets and liabilities included in discontinued operations related the fixed-price Power EPC business:

	June 30,	December 30,
($ in thousands)	2017	2016
Current assets:
Cash and cash equivalents	$—	$9,664
Client accounts	753	1,787
Unbilled revenue	74	972
Other receivables, net	—	16
Prepaid expenses and other current assets	—	2,010
Current assets of discontinued operations	827	14,449
Property, plant and equipment, net	—	1,836
Total assets of discontinued operations	$827	$16,285

Current liabilities:
Accounts payable and accrued subcontractor costs	$—	$20,317
Billings in excess of revenue	1,239	(933)
Other accrued liabilities	—	188,721
Current liabilities of discontinued operations	1,239	208,105
Investments in unconsolidated affiliates	77,920	—
Total liabilities of discontinued operations	$79,159	$208,105

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

Many claims that are currently pending against us are covered by our professional liability insurance after we have exhausted our self-insurance requirement.  Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims.  Any amounts that are probable of payment are accrued when such amounts are estimable.  As of June 30, 2017 and December 30, 2016, accruals for potential estimated claim liabilities were $5.0 million and $8.9 million, respectively.

CH2M-WG Idaho, LLC (“CWI”), owned 50.5% by CH2M HILL Constructors, Inc., a wholly owned subsidiary of CH2M HILL Companies, Ltd., is a remediation contractor for the U.S. Department of Energy (“DOE”) at the Idaho National Laboratory site.  The original remediation contract was to run from May 2005 through September 2012, was extended through September 2015, and was extended again through March 31, 2016.  CWI disagrees with DOE regarding CWI’s final fee for the base contract period from May 2005 through September 2012.  In December 2013, the DOE issued a final determination that was approximately $30.0 million less than what CWI expected to receive in the fee determination.  On March 6, 2014, CWI filed a Certified Claim with the Contracting Officer for a total fee owed of $40.1 million.  The Certified Claim was rejected through a Contracting Officer’s Final Decision in May 2014, and CWI filed its appeal to the Civilian Board of Contract Appeals on May 30, 2014.  The trial was held from April 12 through 28, 2016, and the post-trial briefing phase is now complete.  We are awaiting the decision from the Board.  Based on information presently known to management, we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

In 2006, Halcrow Consulting Engineers & Architects, Ltd., Qatar Branch (“Halcrow”) entered into a Consulting Services Agreement with Qatari Diar Real Estate Investment Company (“QD”) to perform Pre and Post Contract Consultancy and Quantity Surveying Services for Lusail Development Primary Infrastructure, Marine, Earthworks, and Site Preparation Works (the “Project”) in Lusail, Qatar.  The detailed design portion of the contract was extended from ten months to over seven years due primarily to employer delays and added scope, which were the responsibility of QD.  On March 9, 2017, QD called Halcrow’s letter of credit for $6.7 million.  On April 12, 2017, QD filed court proceedings in Qatari court (Qatari Civil and Commercial Court) against Halcrow.  The claims asserted by QD for Halcrow’s alleged bridge design defects, cost of redesign, work to remedy the bridge defects, and loss of profit and reputation, together with a further claim for alleged breach of contract relating to as yet unspecified infrastructure works, are approximately $180.0 million.  QD’s alternative damage amount for decennial liability under Qatari law (a form of strict liability) is approximately $127.0 million.  We intend to vigorously defend against QD’s claims, and to assert counterclaims against QD, including without limitation counterclaims for Halcrow’s entitlement to certified receivables of $4.0 million, delay claims of a minimum of approximately $20.0 million, and the wrongful calling of the letter of credit of $6.7 million.  We will also assert the defense that the Agreement contains a limitation of liability provision capping any negligence damages against Halcrow of approximately $10.0 million.

In 2012, CH2M HILL Australia Pty Limited entered into a 50/50 integrated joint venture with UGL Infrastructure Pty Limited (“UGL”), an Australian construction contractor (“CH2M-UGL JV” or “JV”).  The JV entered into a Consortium Agreement with General Electric and GE Electrical International Inc (“Consortium”).  The Consortium was awarded a contract by JKC Australia LNG Pty Limited (“JKC”) for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant (the “Project”) for INPEX Operations Australia Pty Limited (“Inpex”) at Blaydin Point, Darwin, NT, Australia (the “Subcontract”).  On January 24, 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach.  The Consortium also demobilized from the work site.  The Consortium issued a termination letter which described JKC’s failure to properly administer the Subcontract.  JKC has claimed that the Consortium’s termination was not valid.  JKC claims the Consortium has abandoned the work and, as such, JKC has now purported to terminate the Subcontract.  The Consortium and JKC are now in dispute over the termination.  In connection with the parties’ primary dispute over the contract termination, on August 3, 2017, the Consortium filed a Request for Arbitration against JKC with the International Chamber of Commerce, seeking that JKC pay the Consortium for its repudiatory breach of the Subcontract based on the difference in the amount of the Consortium’s contract and the amount actually spent, which the Consortium alleges is likely to exceed $665.5 million.  In the alternative, the Consortium also asserts that JKC owes for unresolved contract claims and change orders, in amounts in the hundreds of millions of dollars range to be determined through the arbitration.  We expect the arbitration to be lengthy and at this time are unable to predict the timing of resolution or the outcome of disputes, which will depend on disputed issues of fact and law. The outcome could be materially adverse to our results of operations, cash flow and financial condition.  The primary dispute over the termination is to be decided in an International Chamber of Commerce arbitration in Singapore.

(16) Subsequent Events

On July 3, 2017, because of the closing of the acquisition of WS Atkins plc. by SNC-Lavalin Group Inc., both of whom were partners with CH2M in a joint venture through which we are executing a large Canadian nuclear project, we believe that we may no longer be the primary beneficiary of the joint venture, and we expect to deconsolidate the joint venture from our consolidated financial statements.  As of June 30, 2017, total assets and liabilities of the consolidated joint venture were $225.1 million and $223.5 million, respectively, and the revenue of the consolidated joint venture for the three and six months ended June 30, 2017 was $155.3 million and $323.5 million, respectively.  Net income attributable to CH2M will not be impacted as a result of the deconsolidation.

Proposed Acquisition by Jacobs Engineering

On August 1, 2017, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Jacobs Engineering Group Inc. (“Jacobs”) and Basketball Merger Sub Inc. (“Merger Sub”).  The Merger Agreement provides for the merger of Merger Sub with and into CH2M, with CH2M continuing as the surviving company and a direct, wholly-owned subsidiary of Jacobs.

Each outstanding share of our common stock will be cancelled and converted in the merger into the right to receive, at the election of the holder thereof, (i) a combination of $52.85 in cash and 0.6677 shares of Jacobs common stock, (ii) $88.08 in cash or (iii) 1.6693 shares of Jacobs common stock.  Each outstanding share of our preferred stock will be deemed converted into shares of our common stock in accordance with the Certificate of Designation for such preferred stock, and such shares will also be automatically converted into the right to receive, at the election of the holder thereof, the same merger consideration.  Stockholder elections with respect to the form of merger consideration to be received in connection with the Merger Agreement will be subject to proration, such that the overall consideration to be paid by Jacobs in connection with the Merger will be 60% in the form of cash and 40% in the form of shares of Jacobs common stock.

The merger is subject to approval by our stockholders, performance by the parties of all their obligations under the Merger Agreement, regulatory approvals and the satisfaction of other customary closing conditions.  We anticipate that the transaction will be consummated prior to the end of calendar 2017.  However, we cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if the merger will close.

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

Proposed Acquisition by Jacobs Engineering

On August 1, 2017, we entered into the Merger Agreement with Jacobs.  The Merger Agreement provides for the merger of Merger Sub with and into CH2M, with CH2M continuing as the surviving company and a direct, wholly-owned subsidiary of Jacobs.

Each outstanding share of our common stock will be cancelled and converted in the merger into the right to receive, at the election of the holder thereof, (i) a combination of $52.85 in cash and 0.6677 shares of Jacobs common stock, (ii) $88.08 in cash or (iii) 1.6693 shares of Jacobs common stock.  Each outstanding share of our preferred stock will be deemed converted into shares of our common stock in accordance with the Certificate of Designation for such preferred stock, and such shares will also be automatically converted into the right to receive, at the election of the holder thereof, the same merger consideration.  Stockholder elections with respect to the form of merger consideration to be received in connection with the Merger Agreement will be subject to proration, such that the overall consideration to be paid by Jacobs in connection with the Merger will be 60% in the form of cash and 40% in the form of shares of Jacobs common stock.

The merger is subject to approval by our stockholders, performance by the parties of all their obligations under the Merger Agreement, regulatory approvals and the satisfaction of other customary closing conditions.  We anticipate that the transaction will be consummated prior to the end of calendar 2017.  However, we cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if the merger will close.

2016 Restructuring Plan

During the third quarter of 2016, the Company began a process to review the structure and resources within its business segments and formulate a restructuring plan to more fully align global operations with the Company’s client-centric strategy, including a simplified organization structure and streamlined delivery model to achieve higher levels of profitable growth (“2016 Restructuring Plan”).  The restructuring activities primarily included workforce reductions and facilities consolidations.  For the six months ended June 30, 2017, we incurred $13.1 million of costs for restructuring activities related to the 2016 Restructuring Plan, which have been included in selling, general and administrative expense on the consolidated statements of operations.  The restructuring activities under the 2016 Restructuring Plan were substantially complete in the first quarter of 2017, and, as such, no restructuring costs were incurred during the three months ended June 30, 2017.  Overall, as of June 30, 2017, we incurred aggregate costs of $55.3 million in total restructuring charges under the 2016 Restructuring Plan, and we expect aggregate annual cost savings of approximately $100.0 million.

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

Certain financial information relating to the three and six months ended June 30, 2017 and June 24, 2016 for each segment is provided below.  Prior year amounts have been revised to conform to the current year presentation.  Costs for corporate selling, general and administrative expenses, restructuring costs and amortization expense related to intangible assets have been allocated to each segment based on the estimated benefits provided by corporate functions.  This allocation is primarily based upon metrics that reflect the proportionate volume of project-related activity and employee labor costs within each segment.

Results of Operations for the three months ended June 30, 2017 and June 24, 2016

On a consolidated basis, our gross revenue decreased by $6.1 million, or 0.5%, and our consolidated operating income increased $86.7 million for the three months ended June 30, 2017 as compared to June 24, 2016.  The following table summarizes our results of operation by segment for the three months ended June 30, 2017 as compared to the three months ended June 24, 2016:

	Three Months Ended
	June 30, 2017		June 24, 2016		Change
	Gross	Operating	Gross	Operating	Gross	Operating
($ in thousands)	Revenue	Income (Loss)	Revenue	Income (Loss)	Revenue	Income (Loss)
National Governments	$481,484	$14,903	$482,186	$7,011	$(702)	$7,892
Private	302,923	10,150	330,441	12,883	(27,518)	(2,733)
State & Local Governments	500,452	47,575	478,338	(33,945)	22,114	81,520
Total	$1,284,859	$72,628	$1,290,965	$(14,051)	$(6,106)	$86,679

National Governments

Our National Governments sector gross revenue was relatively flat for the three months ended June 30, 2017 as compared to the three months ended June 24, 2016, experiencing a slight decrease of $0.7 million, or 0.1%.  Revenue on a domestic federal consulting project related to nuclear remediation increased approximately $36.0 million due to scope expansion and increased mobilization of staff.  However, this was largely offset by comparatively lower volume of operations on a large Canadian nuclear project in a consolidated joint venture and the winding down of a large environmental and nuclear consulting project in the United Kingdom.  Additionally, National Governments consulting revenue in the United Kingdom was negatively impacted by the effects of a weaker British Pound.

For the three months ended June 30, 2017 as compared to the three months ended June 24, 2016, National Governments operating income increased $7.9 million primarily as a result of the reduction in its selling, general and administrative costs due to significant efficiencies gained from the 2016 Restructuring Plan realized in the three months ended June 30, 2017 related to staffing reductions, better client-alignment and utilization of our workforce.  Additionally, selling, general and administrative costs decreased due to reduced business development costs for the three months ended June 30, 2017 as compared to the three months ended June 24, 2016 primarily related to lower volumes of United States federal government procurements, which have been slower to materialize in 2017 as compared to 2016.

On July 3, 2017, because of the closing of the acquisition of WS Atkins plc. by SNC-Lavalin Group Inc., both of whom were partners with CH2M in a joint venture through which we are executing a large Canadian nuclear project within our National Governments sector, we believe that we may no longer be the primary beneficiary of the joint venture, and we expect to deconsolidate the joint venture from our consolidated financial statements.  For the three months ended June 30, 2017 and June 24, 2016, revenue of the consolidated joint venture was $155.3 million and $171.1 million, respectively.  Operating income of the consolidated joint venture was insignificant for each of the three months ended June 30, 2017 and June 24, 2016.

Private

Our Private sector experienced a $27.5 million, or 8%, decrease in revenue for the three months ended June 30, 2017 as compared to the three months ended June 24, 2016.  Revenue primarily declined due to the decreased volume of oil and gas activities on the North Slope in Alaska, including approximately $28.5 million related to a large oil and gas construction project which was substantially completed during the second quarter of 2016, as well as reduced volume related to a large oil and gas program management project in the Middle East.  The decline in revenue from the continued challenges in the oil and gas industry were partially offset by increased volume within our electronics business in the industrial and advanced technology industry.

Private operating income decreased $2.7 million, or 21%, for the three months ended June 30, 2017 as compared to the three months ended June 24, 2016.  The decrease in operating income was primarily related to the reduction in project volumes related to the oil and gas industry as discussed above.  The decreased results from operations were partially offset by reduced selling, general and administrative costs in the three months ended June 30, 2017 as compared to the three months ended June 24, 2016 due to efficiencies gained from the various restructuring plans and continuing efforts to reduce overhead as well as reduced business development costs consistent with reduced opportunities in the depressed oil and gas industry.

State and Local Governments

Our State and Local Governments sector’s revenue increased $22.1 million, or 5%, in the three months ended June 30, 2017 as compared to the three months ended June 24, 2016.  Revenue increased due to overall volume growth in our consulting business, primarily attributable to two rail transportation projects in the United Kingdom and Middle East as well as a water reclamation project in the Asia Pacific region.  These increases in revenue were partially offset by the negative effects of a weaker British Pound related to our transportation consulting services in the United Kingdom as well as declining volumes of design-build projects in the United States.

State and Local Governments operating income increased $81.5 million for the three months ended June 30, 2017 as compared to the three months ended June 24, 2016.  The increase was predominantly caused by cost growth resulting in changes in estimated costs of $60.0 million to complete a fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States in the three months ended June 24, 2016.  We did not incur additional cost growth during the three months ended June 30, 2017.  Refer to Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements for additional detail.  While management believes that it has recorded an appropriate provision to complete this project, our project team may determine that it will incur additional costs and losses to complete the project.  These possible cost increases include extensions of the schedule to complete the job, lower than expected productivity levels, and performance issues with our subcontractors.  These potential changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.  The remaining increase in operating income was primarily due to the growth in our consulting business discussed above as well as reduced selling, general and administrative costs due to efficiencies gained from the various restructuring plans related to better client-alignment and utilization of our workforce.

Results of Operations for the six months ended June 30, 2017 and June 24, 2016

On a consolidated basis, our gross revenue decreased by $52.7 million, or 2%, and our consolidated operating income increased $75.1 million for the six months ended June 30, 2017 as compared to June 24, 2016.  The following table summarizes our results of operation by segment for the six months ended June 30, 2017 as compared to the six months ended June 24, 2016:

	Six Months Ended
	June 30, 2017		June 24, 2016		Change
	Gross	Operating	Gross	Operating	Gross	Operating
($ in thousands)	Revenue	Income (Loss)	Revenue	Income (Loss)	Revenue	Income (Loss)
National Governments	$957,163	$25,569	$928,909	$7,774	$28,254	$17,795
Private	592,203	19,420	678,539	27,380	(86,336)	(7,960)
State & Local Governments	975,926	57,090	970,527	(8,183)	5,399	65,273
Total	$2,525,292	$102,079	$2,577,975	$26,971	$(52,683)	$75,108

National Governments

Our National Governments sector had a $28.2 million, or 3%, increase in revenue for the six months ended June 30, 2017 as compared to the six months ended June 24, 2016.  Revenue on a domestic federal consulting project related to nuclear remediation increased approximately $57.0 million primarily as a result of scope expansion and increased mobilization of staff.  Additionally, approximately $9.0 million of the increase in revenue was caused by higher volumes of operations on a large Canadian nuclear project in a consolidated joint venture.  These increases in revenue were partially offset by the winding down of a large environmental and nuclear consulting project in the United Kingdom.  Moreover, revenue was negatively impacted by a weaker British Pound on consulting revenue in the United Kingdom.

For the six months ended June 30, 2017 as compared to the six months ended June 24, 2016, National Governments operating income increased $17.8 million as a result of the above described increases in revenues as well as the reduction in its selling, general and administrative costs due to significant efficiencies gained from the 2016 Restructuring Plan realized in the six months ended June 30, 2017 related to staffing reductions, better client-alignment and utilization of our workforce.  Additionally, selling, general and administrative costs decreased due to reduced business development costs for the six months ended June 30, 2017 as compared to the six months ended June 24, 2016 primarily related to lower volumes of United States federal government procurements, which have been slower to materialize in 2017 as compared to 2016.

On July 3, 2017, because of the closing of the acquisition of WS Atkins plc. by SNC-Lavalin Group Inc., both of whom were partners with CH2M in a joint venture through which we are executing a large Canadian nuclear project within our National Governments sector, we believe that we may no longer be the primary beneficiary of the joint venture, and we expect to deconsolidate the joint venture from our consolidated financial statements.  For the six months ended June 30, 2017 and June 24, 2016, revenue of the consolidated joint venture was $323.5 million and $314.4 million, respectively.  Operating income of the consolidated joint venture was insignificant for each of the six months ended June 30, 2017 and June 24, 2016.

Private

Our Private sector experienced an $86.3 million, or 13%, decrease in revenue for the six months ended June 30, 2017 as compared to the six months ended June 24, 2016.  Revenue primarily declined due to the decreased volume of oil and gas activities on the North Slope in Alaska, including approximately $42.2 million related to a large oil and gas construction project which was substantially completed during the second quarter of 2016.  This activity was not replaced with a similar volume in 2017 due to the continued market challenges within the oil and gas industry.  Additionally, within our oil, gas and chemicals business, several large consulting projects in Latin America and the Middle East as well as multiple domestic operations and maintenance projects achieved substantial completion in 2016 or experienced reduced volume of activity or scope of services in 2017, resulting in a decrease in revenue of approximately $38.1 million.  The remaining decrease in revenue was caused by lower volumes of consulting services within our industrial and advanced technology business in Asia during the first half of 2017 as compared to the first half of 2016.

Private operating income decreased $8.0 million, or 29%, for the six months ended June 30, 2017 as compared to the six months ended June 24, 2016.  The decrease in operating income was primarily related to the reduction in project volumes related to the oil, gas, and chemicals business as discussed above.  The decreased results from operations were partially offset by reduced selling, general and administrative costs in the six months ended June 30, 2017 as compared to the six months ended June 24, 2016 due to efficiencies gained from the various restructuring plans and continuing efforts to reduce overhead as well as reduced business development costs consistent with reduced opportunities in the depressed oil and gas industry.

State and Local Governments

Our State and Local Governments sector’s revenue increased $5.4 million, or 1%, in the six months ended June 30, 2017 as compared to the six months ended June 24, 2016.  Revenue increased due to overall volume growth in our consulting business, primarily attributable to two rail transportation projects in the United Kingdom and Middle East as well as a water reclamation project in the Asia Pacific region.  These increases in revenue were partially offset by the negative effects of a weaker British Pound related to our transportation consulting services in the United Kingdom as well as the substantial completion of two design-build-operate contracts for water treatment facilities in the western United States, which were not replaced with similar projects.

State and Local Governments operating income increased $65.3 million for the six months ended June 30, 2017 as compared to the six months ended June 24, 2016.  The increase was predominantly caused by cost growth resulting in changes in estimated costs to complete a fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States of $60.0 million in the six months ended June 24, 2016 as compared to $23.5 million in the six months ended June 30, 2017.  Refer to Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements for additional detail.  While management believes that it has recorded an appropriate provision to complete this project, our project team may determine that it will incur additional costs and losses to complete the project.  These possible cost increases include extensions of the schedule to complete the job, lower than expected productivity levels, and performance issues with our subcontractors.  These potential changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.  The remaining increase in operating income was primarily due to the growth in our consulting business discussed above as well as reduced selling, general and administrative costs due to efficiencies gained from the various restructuring plans related to better client-alignment and utilization of our workforce.

Income Taxes

After adjusting for the impact of income attributable to noncontrolling interests, the effective tax rate related to continuing operations on the income attributable to CH2M for the three months ended June  30, 2017 was 26.9% compared to 52.7% on the loss for the same period in the prior year, and the effective tax rate related to continuing operations on the income attributable to CH2M for the six months ended June 30, 2017 was 27.1% compared to 16.0% on the loss for the same period in the prior year.  The effective tax rate attributable to CH2M for the three months ended June 30, 2017 was lower compared to the same period in the prior year and higher for the six months ended June 30, 2017 compared to the same period in the prior year primarily due to large losses in the prior period and the favorable impacts associated with the release of valuation allowances due to transfer pricing in the prior year period.  In addition, the lower rate is partially attributable to the current year’s favorable impacts associated with increased foreign earnings and favorable investment results related to key employee life assets. Recent discussions regarding tax reform may result in changes to long-standing tax principles which could adversely affect our effective tax rate or result in higher cash tax liabilities.  These discussions include a reduced corporate tax rate, repatriation of foreign earnings, cash, and cash equivalents, and cross border adjustability.  Additionally, our effective tax rate continues to be negatively impacted by the effect of disallowed portions of meals and entertainment expenses.

Discontinued Operations

In connection with our 2014 Restructuring Plan, we elected to exit the fixed-price Power EPC business.  We intended to complete our remaining contracted fixed-price Power EPC contracts, the largest of which was a project in Australia through a consolidated joint venture partnership with an Australian construction contractor and a major U.S.-based gas power technology manufacturer (the “Consortium”) to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia.  On January 24, 2017, the Consortium terminated its contract with its client, JKC Australia LNG Pty (the “Contractor”) on the grounds that the Contractor had by its actions repudiated the contract.  As a result of the termination of the contract, we substantially completed all of our operations in the fixed-price Power EPC business, and, therefore, have presented the results of operations, financial position, cash flows and disclosures related to the fixed-price Power EPC business as discontinued operations in our consolidated financial statements.  The majority of the financial information presented in our discontinued operations in the consolidated financial statements for the three and six months ended June 30, 2017 and June 24, 2016 relate to the Australian fixed-price Power EPC contract.  Refer to Note 14 – Discontinued Operations of the Notes to Consolidated Financial Statements for additional detail regarding the results of operation and the financial position for the fixed-price Power EPC business.

Additionally, because the substantive engineering and construction operations ceased on January 24, 2017 as a result of the contract termination, we determined that we were no longer the primary beneficiary of the joint venture and deconsolidated the partnership from our consolidated financial statements.  The negative book value of our 50% retained interest in the noncontrolling investment in the joint venture partnership as of January 24, 2017 was approximately $86.0 million.

Due to a variety of issues, the joint venture partnership experienced project losses of $280.0 million in 2014, of which our portion of the loss was $140.0 million, and $301.5 million in 2016, of which our portion of the loss was $154.1 million.  These contract losses were previously accrued and recognized in the periods when known and estimable.  The joint venture has demobilized from the site in the first quarter of 2017 and expects to continue to incur legal costs until the dispute is resolved.  The Consortium continues to assess the expected future costs to close out the contract and terminate its current subcontractor obligations.  It is possible that certain subcontractors could file claims against the Consortium as a result of our termination of their subcontract which could be material to our consolidated financial statements.  Additionally, the joint venture’s performance on the project is secured by certain bonds totaling approximately $50.0 million, of which our portion is approximately $25.0 million, which could potentially be called by our client at some time in the future.

The Consortium and the Contractor are currently in dispute over the termination, materials and equipment used in the work, and the Contractor’s right to call the bonds issued on behalf of the individual Consortium members.  In connection with the parties’ primary dispute over the contract termination, in August 2017, the Consortium filed a Request for Arbitration against the Contractor with the International Chamber of Commerce, seeking that the Contractor pay the Consortium for its claims based on the difference in the amount of the Consortium’s contract and the amount actually spent, which the Consortium alleges is likely to exceed $665.5 million).  In the alternative, the Consortium also asserts that the Contractor owes for certain contract claims, in amounts to be determined through the arbitration.  If we are ultimately unsuccessful in our claim that the contract was repudiated by our client, the Consortium could be liable for the completion of the project by a separate contractor and other related damages.  The Contractor has claimed that the Consortium’s termination was not valid, and we anticipate that the Contractor will file counter claims.  We expect a lengthy, multi-year arbitration process and at this time we are unable to predict the timing of resolution or the outcome of disputes.  While we continue to assess the possible impacts to our financial statements, the ultimate outcome of the dispute will depend upon contested issues of fact and law.  These additional costs could be materially adverse to our results of operations, cash flow and financial condition in the future.  Management believes the existing accruals will be sufficient for any known or expected costs which can be estimated at this time.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our secured revolving line of credit. Our primary uses of cash have been working capital, acquisitions, capital expenditures and purchases of stock in our internal market, and we expect our primary use of cash going forward will be working capital.  Changes in our working capital requirements can vary significantly from period to period based primarily on the mix of our projects underway and the percentage of work completed during the period.  We maintain a domestic cash management system which provides for cash sufficient to satisfy financial obligations as they are submitted for payment and any excess cash in domestic bank accounts is applied against any outstanding debt held under our credit facility described below.  We maintain entities to do business in countries around the world and as a result hold cash in international bank accounts to fund the working capital requirements of those operations.  At June 30, 2017 and December 30, 2016, cash held in foreign bank accounts totaled $92.1 million and $108.7 million, respectively, of which $9.7 million as of December 30, 2016 related to an Australian fixed-price Power EPC joint venture which was deconsolidated in the first quarter of 2017.

In addition, as is common within our industry, we partner with other engineering and construction firms on specific projects to leverage the skills of the respective partners and decrease our risk of loss.  Often projects of this nature require significant cash contributions and the joint ventures created may retain cash earned while the project is being completed.  Cash and cash equivalents on our consolidated balance sheets include cash held within these consolidated joint venture entities which is used for operating activities of those joint ventures.    As of June 30, 2017 and December 30, 2016, cash and cash equivalents held in our consolidated joint ventures and reflected on the consolidated balance sheets totaled $35.9 million and $46.6 million, respectively.

During the six months ended June 30, 2017, cash provided by operations was $33.0 million as compared to cash used in operations of $112.4 million in the six months ended June 24, 2016.  The $145.5 million improvement in cash flows from operations in the six months ended June 30, 2017 as compared to the six months ended June 24, 2016 primarily resulted from the $99.5 million decrease in cash used from discontinued operations combined with a $46.7 million increase in net income from continuing operations.

For the six months ended June 30, 2017, changes in working capital components resulted in a $82.4 million decrease to cash flow from operations, primarily as a result of reduced accounts payable and accrued subcontractor costs of $31.0 million caused by lower volumes of subcontractor activity and changes in billings in excess of revenue of $19.3 million.  Additionally, other accrued liabilities decreased by $19.8 million primarily due to progress toward completion on the fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States, which reduced the outstanding loss provision on the project.  Cash used from discontinued operations of $14.2 million was primarily related to costs to demobilize from the Australian project site as a result of the contract termination as discussed above.  In the six months ended June 30, 2017, we made payments of $16.1 million for restructuring costs related to the 2016 Restructuring Plan and 2014 Restructuring Plan.

Cash used in investing activities was $28.8 million for the six months ended June 30, 2017 as compared to $88.2 million for the six months ended June 24, 2016.  A significant factor contributing to change in cash used in investing activities was the $58.4 million decrease in capital expenditures in the six months ended June 30, 2017 as compared to the six months ended June 24, 2016 primarily as a result of the 2016 construction of employee housing units for oilfield workers in Alaska to support our oil and gas operations.    We periodically make working capital advances to certain of our unconsolidated joint ventures; these advances are repaid to us from the joint ventures in the normal course of the joint venture activities.  During the six months ended June 30, 2017, we received working capital repayments from our unconsolidated joint ventures of $0.9 million as compared to $6.7 million for the six months ended June 24, 2016.  These repayments are offset by additional investments made in our unconsolidated joint ventures, which were $13.9 million and $12.3 million for the six months ended June 30, 2017  and June 24, 2016, respectively.  Additionally, we made investments in our unconsolidated joint venture related to our discontinued fixed-price Power EPC operations of $8.1 million in the six months ended June 30, 2017 as compared to $0.2 million of capital expenditures for our fixed-price Power EPC business in the six months ended June 24, 2016.

Cash used in financing activities was $19.0 million in the six months ended June 30, 2017 as compared to cash provided by financing activities of $159.9 million for the six months ended June 24, 2016.  The change in financing cash flows was primarily caused by the net borrowings on long-term debt of $24.3 million for the six months ended June 30, 2017 as compared to $93.3 million for the six months ended June 24, 2016, which were largely driven from the negative operating cash flows and investing cash flow requirements as discussed above.  As the net proceeds of the Second Lien Notes were used to repay a portion of the outstanding revolving credit loans under our credit facility, the Second Lien Notes did not have a significant impact on our net borrowings on long-term debt.  There was a $33.7 million decrease in cash used in financing activities related to repurchases of common stock during the six months ended June 30, 2017 as compared to the six months ended June 24, 2016.  Additionally, net cash provided by financing activities from discontinued operations decreased $44.1 million in the six months ended June 30, 2017 as compared to the six months ended June 24, 2016 due to reduced contributions by the noncontrolling interest partner in the formerly consolidated Australian joint venture partnership as a result of the contract termination and demobilization of the fixed-price Power EPC project in the first quarter of 2017.

Revolving Credit Facility

On April 28, 2017, we entered into a Fourth Amendment to our Amended and Restated Credit Agreement (“Credit Agreement”).  The Fourth Amendment allowed for the issuance and sale of the Second Lien Notes, as discussed below, and lowered our maximum revolving credit facility to $875.0 million from $925.0 million.  The credit facility matures on March 28, 2019 and includes a subfacility for the issuance of standby letters of credit up to $450.0 million, a subfacility of up to $300.0 million for multicurrency borrowings, and a subfacility of up to $50.0 million for swingline loans.  Other technical and operating changes to the Credit Agreement specifically achieved the following:

•	Increased the maximum consolidated leverage ratio to 4.00x from 3.00x;
•	Modified the definition of adjusted EBITDA as used in the financial covenant calculation;
•	Required CH2M to maintain, on a consolidated basis, a maximum consolidated first lien leverage ratio no greater than 3.00x;
•	Required CH2M to maintain a minimum consolidated fixed charge coverage ratio no less than 1.50x;
•

Restricts CH2M’s ability to repurchase its common or preferred stock, pay cash dividends on or make certain other distributions on its common or preferred stock, and requires compliance with the terms of the Second Lien Indenture, which also limits certain restricted payment and participation in the employee stock ownership program as described below.

At June 30, 2017, we had $317.6 million in outstanding borrowings of the Credit Facility, compared to $487.0 million at December 30, 2016.  The average rate of interest charged on that balance was 4.33% as of June 30, 2017.  At June 30, 2017 company-wide issued and outstanding letters of credit, and bank guarantee facilities of $129.0 million were outstanding, compared to $134.2 million at December 30, 2016.  Additionally, the obligations of CH2M and its subsidiaries that are either borrowers or guarantors under the Credit Facility are secured by first-priority security interests in substantially all of the domestic assets of CH2M and such subsidiaries. Our borrowing capacity under the Credit Facility is limited by a maximum consolidated leverage ratio, which is based on a multiple of an adjusted earnings before interest, taxes, depreciation and amortization calculation, and other outstanding obligations of the Company.  Our remaining unused borrowing capacity under the Credit Facility was over $400.0 million as of June 30, 2017.

As of June 30, 2017, we were in compliance with the covenants required by the Credit Agreement.  Management continually assesses it potential future compliance with the Credit Agreement covenants based upon estimates of future earnings and cash flows.  If there is an expected possibility of non-compliance, we will discuss possibilities with the Company’s lenders or utilize other means of capitalizing the Company to waive or remedy any non-compliance.  In the context of our current debt structure and projected cash needs, there can be no assurance that the capacity under our Credit Facility will be adequate to fund future operations, to restructure operations, or to allow the Company to repurchase stock in our internal market in any significant amount or at all.

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

Second Lien Indenture

On April 28, 2017, we entered into a Second Lien Indenture through which we issued Senior Second Lien Notes with an aggregate principal amount of $200.0 million at an annual interest rate of 10% (the “Second Lien Notes”).  The Second Lien Notes mature on April 28, 2020, and interest is payable on May 1 and November 1 of each year, commencing on November 1, 2017.  The net proceeds of the Second Lien Notes were used to repay a portion of the outstanding revolving credit loans under our credit facility.  The Second Lien Notes are unsubordinated, senior obligations of CH2M and are secured by second-priority liens on substantially all of CH2M’s and certain CH2M subsidiaries’ domestic assets.

The Second Lien Indenture contains financial covenants that require CH2M to maintain a consolidated leverage ratio no greater than 4.50x and restricts CH2M’s ability to repurchase its common or preferred stock, pay cash dividends on or make certain other distributions on its common or preferred stock.  Specifically, while the Second Lien Notes are outstanding, the amount CH2M may spend to repurchase its common stock in connection with its employee stock ownership program, other than legally required repurchases of common stock held in benefit plans, which are not restricted, will be limited to an aggregate of $75.0 million during the term of the Second Lien Notes plus a cumulative amount equal to 50% of CH2M’s consolidated net income, or minus 100% of any net loss, from April 1, 2017 to the date on which any such repurchase is to be made.  The amount available to make repurchases of our common stock shall also be reduced to the extent that CH2M makes legally required repurchases of common stock held in benefit plans in excess of $50.0 million in any period of four consecutive quarters and that CH2M makes certain payments on subordinated indebtedness in accordance with the terms of the Second Lien Indenture.

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

Furthermore, on April 28, 2017, we entered into an Intercreditor Agreement with the agents of the Second Lien Notes and the lenders of the Fourth Amendment to our Credit Agreement that states that the liens on common collateral securing the claims of the Credit Agreement have priority over, and are senior to, the liens on the common collateral securing Second Lien Notes.  The senior claims are defined in the Intercreditor Agreement to include, among other things, the principal amount of all indebtedness incurred under the Fourth Amendment to our Credit Agreement and certain additional senior indebtedness permitted under the Intercreditor Agreement.

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

In connection with the issuance of the Second Lien Notes and the Fourth Amendment to our Third Amended and Restated Credit Agreement on April 28, 2017, as discussed in Note 10 – Long-Term Debt,  we obtained consent from our Series A Preferred Stockholder with respect to the incurrence of the notes and filed a Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock which increases the annual rate at which dividends accrue on the Series A Preferred Stock from 5% to 7% beginning April 1, 2017.  Dividends on the Series A Preferred Stock are cumulative and accrue quarterly in arrears on the sum of the original issue price of $62.22 per share plus all accumulated and unpaid accruing dividends, regardless of whether or not declared by the Board.  The other terms and conditions of the Series A Preferred Stock set forth in the Certificate of Designation, as summarized in our Annual Report on Form 10-K for the year ended December 30, 2016, remain unchanged.

Under our agreement with Apollo, the maximum consolidated leverage ratio is 4.00x for 2017 and beyond, consistent with the Fourth Amendment to our Amended and Restated Credit Agreement.  As of June 30, 2017, we were in compliance with this covenant.  Management continually assesses its potential future compliance with the consolidated leverage ratio covenant based on estimates of future earnings and cash flows.  If there is an expected possibility of non-compliance, we will discuss possibilities with Apollo to modify the covenant consistent with discussions with the Company’s lenders or utilize other means of capitalizing the Company to anticipate or remedy any non-compliance.

Additionally, the Certificate of Designations for the Series A Preferred Stock prohibits the repurchase by the Company of shares of our common stock in excess of negotiated pre-approved amounts.  In 2017, the Company is permitted to repurchase shares of common stock in an amount determined by a formula based upon our cash flow from operations, minus capital expenditures, for fiscal 2016.  Depending upon our results of operations for fiscal year 2016, the Company may be limited or altogether prohibited in its ability to repurchase shares of common stock in the internal market unless it is able to obtain the consent of the holders of at least a majority of the Series A Preferred Stock.  During January and March in 2017, the Company received from the Series A Preferred Stockholder consents permitting the Company to spend up to $100.0 million, in the aggregate, to make legally required repurchases of common stock and to repurchase common stock in the internal market in 2017.  No assurance can be given that in the future the Company will be able to obtain an acknowledgment and consent from the Series A Preferred Stockholder permitting the Company to repurchase common stock in the internal market if such an acknowledgment and consent is required.

Internal Market Trades

CH2M’s common stock has historically traded on an internal market four times per year, though CH2M determines whether to participate in the internal market on a quarterly basis.  Prior to each quarterly trade date, we have historically reviewed the outstanding orders and any resulting imbalance between sell orders and buy orders and decided whether or not CH2M should participate in the internal market by buying shares.  In making that determination, CH2M’s management and Board of Directors have considered prevailing circumstances, including our financial condition and results of operations, our available cash and capital resources, including the limits that CH2M may spend on share repurchases and the borrowing capacity available pursuant to the terms of our existing unsecured revolving line of credit and other sources of liquidity, expected current and future needs for cash to fund our operations, anticipated contingencies and other factors.

On August 1, 2017, we entered into the Merger Agreement with Jacobs.  As a result of the Merger Agreement, CH2M has determined not to hold an internal market trade in September 2017 and beyond pending shareholder voting on the proposed Merger Agreement.

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

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the three months ended June 30, 2017, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 30, 2016.

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

Foreign currency exchange rates.    We operate in many countries around the world, and as a result, we are exposed to foreign currency exchange rate risk on transactions in numerous countries, particularly with respect to our operations in the United Kingdom and Canada.  We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as intercompany trade balances among our entities with differing currencies.  In order to mitigate this risk, we enter into derivative financial instruments.  We do not enter into derivative transactions for speculative or trading purposes.  All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings.  These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes.  As of June 30, 2017, we had derivative liabilities of $2.0 million of forward foreign exchange contracts on world currencies with varying durations, none of which extend beyond one year.

Interest rates.    Our interest rate exposure is primarily limited to our revolving credit facility.  As of June 30, 2017, the outstanding balance on the credit facility was $317.6 million.  We have assessed the market risk exposure on this financial instrument and determined that any significant change to the fair value of this instrument would not have a material impact on our consolidated results of operations, financial position or cash flows.  Based upon the amount outstanding under the credit facility, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $3.2 million.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Within our Annual Report on Form 10-K (“Form 10-K”), Part II – Item 9A – Controls and Procedures for the year ended December 30, 2016, which was filed on March 7, 2017, we identified three internal control deficiencies that involve the development of project cost estimates for long-term contracts accounted for under the percentage-of-completion method.  The material weakness resulted in misstated consolidated financial statements during 2015 that were corrected in the amended 2015 Form 10-K/A for the year ended December 25, 2015, which was filed on January 19, 2017.

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.  Based upon that evaluation, and as a result of the previously reported material weakness in the design of internal control over financial reporting, we concluded that our disclosure controls and procedures continue to be not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is (a) timely recorded, processed, summarized, and reported and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure until such as the material weakness is fully remediated.  See the discussion of remediation activities below.

In light of the material weakness identified below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with GAAP and reflect our financial position and results of operations as of and for the quarter ended June 30, 2017.  As a result, notwithstanding the material weakness, management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented.

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

•

Finalized the development and implemented a control that documents management’s quarterly evaluation of large fixed-firm price engineering, procurement and construction projects to determine whether any of these projects merit an independent evaluation of risk and their impact on the reliability of cost estimates.

•	Delivering training for personnel in key roles on responsibilities for these controls.

Deficient control related to the evaluation of project cost estimates not updated in the last month of a reporting period

•

Finalized the development and implemented a control that systematically identifies client projects whose estimate of cost to complete have not been updated during the last month of the reporting period, and which includes a management review process that will result in the cost estimate being updated, or documented rationale why a revised estimate was not required.

•	Delivering training for personnel in key roles on responsibilities for this control.

Deficient control related to the certification process

•

Revised the certification control to ensure that project management and corporate accounting identify items requiring follow-up and how such items are to be resolved, including adequate documentation of the resolution. The revised control was fully implemented in the second quarter of 2017.

•	Delivering training for personnel in key roles on responsibilities for this control.

Changes in Internal Control over Financial Reporting

Other than the actions being taken to remediate the material weakness as described above, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CH2M-WG Idaho, LLC (“CWI”), owned 50.5% by CH2M HILL Constructors, Inc., a wholly owned subsidiary of CH2M HILL Companies, Ltd., is a remediation contractor for the U.S. Department of Energy (“DOE”) at the Idaho National Laboratory site.  The original remediation contract was to run from May 2005 through September 2012, was extended through September 2015, and was extended again through March 31, 2016.  CWI disagrees with DOE regarding CWI’s final fee for the base contract period from May 2005 through September 2012.  In December 2013, the DOE issued a final determination that was approximately $30.0 million less than what CWI expected to receive in the fee determination.  On March 6, 2014, CWI filed a Certified Claim with the Contracting Officer for a total fee owed of $40.1 million.  The Certified Claim was rejected through a Contracting Officer’s Final Decision in May 2014, and CWI filed its appeal to the Civilian Board of Contract Appeals on May 30, 2014.  The trial was held from April 12 through 28, 2016, and the post-trial briefing phase is now complete.  We are awaiting the decision from the Board.  Based on information presently known to management, we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

In 2006, Halcrow Consulting Engineers & Architects, Ltd., Qatar Branch (“Halcrow”) entered into a Consulting Services Agreement with Qatari Diar Real Estate Investment Company (“QD”) to perform Pre and Post Contract Consultancy and Quantity Surveying Services for Lusail Development Primary Infrastructure, Marine, Earthworks, and Site Preparation Works (the “Project”) in Lusail, Qatar.  The detailed design portion of the contract was extended from ten months to over seven years due primarily to employer delays and added scope, which were the responsibility of QD.  On March 9, 2017, QD called Halcrow’s letter of credit for $6.7 million.  On April 12, 2017, QD filed court proceedings in Qatari court (Qatari Civil and Commercial Court) against Halcrow.  The claims asserted by QD for Halcrow’s alleged bridge design defects, cost of redesign, work to remedy the bridge defects, and loss of profit and reputation, together with a further claim for alleged breach of contract relating to as yet unspecified infrastructure works, are approximately $180.0 million.  QD’s alternative damage amount for decennial liability under Qatari law (a form of strict liability) is approximately $127.0 million.  We intend to vigorously defend against QD’s claims, and to assert counterclaims against QD, including without limitation counterclaims for Halcrow’s entitlement to certified receivables of $4.0 million, delay claims of a minimum of approximately $20.0 million, and the wrongful calling of the letter of credit of $6.7 million.  We will also assert the defense that the Agreement contains a limitation of liability provision capping any negligence damages against Halcrow of approximately $10.0 million.

In 2012, CH2M HILL Australia Pty Limited entered into a 50/50 integrated joint venture with UGL Infrastructure Pty Limited (“UGL”), an Australian construction contractor (“CH2M-UGL JV” or “JV”).  The JV entered into a Consortium Agreement with General Electric and GE Electrical International Inc (“Consortium”).  The Consortium was awarded a contract by JKC Australia LNG Pty Limited (“JKC”) for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant (the “Project”) for INPEX Operations Australia Pty Limited (“Inpex”) at Blaydin Point, Darwin, NT, Australia (the “Subcontract”).  On January 24, 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach.  The Consortium also demobilized from the work site.  The Consortium issued a termination letter which described JKC’s failure to properly administer the Subcontract.  JKC has claimed that the Consortium’s termination was not valid.  JKC claims the Consortium has abandoned the work and, as such, JKC has now purported to terminate the Subcontract.  The Consortium and JKC are now in dispute over the termination.  In connection with the parties’ primary dispute over the contract termination, on August 3, 2017, the Consortium filed a Request for Arbitration against JKC with the International Chamber of Commerce, seeking that JKC pay the Consortium for its repudiatory breach of the Subcontract based on the difference in the amount of the Consortium’s contract and the amount actually spent, which the Consortium alleges is likely to exceed $665.5 million.  In the alternative, the Consortium also asserts that JKC owes for unresolved contract claims and change orders, in amounts in the hundreds of millions of dollars range to be determined through the arbitration.  We expect the arbitration to be lengthy and at this time are unable to predict the timing of resolution or the outcome of disputes, which will depend on disputed issues of fact and law. The outcome could be materially adverse to our results of operations, cash flow and financial condition.  The primary dispute over the termination is to be decided in an International Chamber of Commerce arbitration in Singapore.

Item 1A. Risk Factors

The following risk factors update and supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 30, 2016.

Before making an investment decision with respect to our common stock, you should carefully consider these factors, in addition to the other risk factors set forth in our Annual Report Form 10-K for the year ended December 30, 2016, as well as the other financial and business disclosures contained in our current and periodic reports filed with the SEC.

Risks Related to Our Pending Acquisition by Jacobs

The announcement and pendency of the Merger Agreement with Jacobs may have an adverse impact on our business.

Our pending acquisition by Jacobs could have an adverse impact on our revenue in the near term.  While we are attempting to address this risk through communications with our clients, current and prospective clients may be reluctant to move forward on projects with us due to potential uncertainty about the direction of our business.  Additionally, we are subject to additional risks in connection with the announcement and pendency of the merger, including:

•	Potential adverse effects on our relationships with our current business partners, or those with which we are seeking to establish business relationships;
•

The restrictions imposed on our business and operations pursuant to certain covenants set forth in the Merger Agreement, which may prevent us from pursuing certain opportunities without Jacobs’ approval;

•	We may forego opportunities we might otherwise pursue absent the Merger Agreement;
•

Potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the merger; and

•	The diversion of our employees’ and management’s attention due to activities related to the transactions contemplated by the Merger Agreement.

We intend to file a definitive proxy statement and other relevant materials in connection with the Merger Agreement and the merger.  The definitive proxy statement will be sent or given to our stockholders.  We urge our stockholders to read the proxy statement and the other relevant materials because they contain important information about the transaction, including, but not limited to, other risks relating to the transaction.

The failure of our pending acquisition by Jacobs to be completed may adversely impact our business.

Completion of our pending acquisition by Jacobs is subject to certain customary conditions, including, adoption of the Merger Agreement by CH2M stockholders, approval of the listing of the shares of Jacobs common stock to be issued in the Merger on the New York Stock Exchange, receipt of required antitrust approvals and effectiveness of Jacobs’ registration statement on Form S-4 registering the shares to be issued in connection with the Merger.  There can be no assurance that these conditions to the completion of the transaction will be satisfied in a timely manner or at all.  In addition, other factors, such as Jacobs’ ability to obtain the debt financing it needs to consummate the transaction, may affect when and whether the merger will occur.  If the acquisition is not completed, we may suffer consequences that could adversely affect our business, results of operations and share price, including the following:

•	We could be required to pay a termination fee of up to approximately $85.5 million to Jacobs under certain circumstances as described in the Merger Agreement;
•	We could be required to reimburse Jacobs for its out-of-pocket transaction expenses, up to $15.0 million, in the event our stockholders fail to approve the transaction;
•	We would have incurred significant costs in connection with the acquisition that we would be unable to recover;
•	We may be subject to legal proceedings related to the acquisition;
•	The failure of the acquisition to be consummated may result in negative publicity and a negative impression of us in the investment community;
•

Any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, suppliers and employees, may continue or intensify in the event the merger is not consummated;

•	We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and,

•	We may experience a departure of employees.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not issue any unregistered equity securities during the six months ended June 30, 2017.

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by our company not previously reported during the six months ended June 30, 2017.

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
April	—	$—	—	—
May	—	—	—	—
June (a)	353,467	50.69	—	—
Total	353,467	$50.69	—	—

(a)	Shares purchased by CH2M in the Internal Market.

Item 6.  Exhibits

Exhibit Index

3.1

Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock (filed as Exhibit 3.1 to CH2M’s Form 8‑K on May 3, 2017 (Commission File No. 000‑27261), and incorporated herein by reference)

3.2	Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to CH2M’s Form 8‑K on June 7, 2017 (Commission File No. 000‑27261), and incorporated herein by reference)
4.1

Indenture, dated as of April 28, 2017, relating to the 10% Senior Second Lien Notes due 2020, among CH2M HILL Companies, Ltd., the guarantors party thereto and Wilmington Trust, National Association, as trustee and second lien collateral agent (filed as Exhibit 4.1 to CH2M’s Form 8‑K on May 3, 2017 (Commission File No. 000‑27261), and incorporated herein by reference)

4.2	Form of 10% Senior Second Lien Note due 2020 (filed as Exhibit 4.2 to CH2M’s Form 8‑K on May 3, 2017 (Commission File No. 000‑27261), and incorporated herein by reference)
4.3

Intercreditor Agreement, dated as of April 28, 2017, by and among CH2M, the Guarantors, the First Lien Agent and the Second Lien Agent (filed as Exhibit 4.3 to CH2M’s Form 8‑K on May 3, 2017 (Commission File No. 000‑27261), and incorporated herein by reference)

10.1

Fourth Amendment, dated as of April 28, 2017, to Second Amended and Restated Credit Agreement dated as of March 28, 2014, by and among CH2M HILL Companies, Ltd. and certain of its subsidiaries, Wells Fargo Bank, National Association, and the other financial institutions party thereto as lenders (filed as Exhibit 10.1 to CH2M’s Form 8‑K on May 3, 2017 (Commission File No. 000‑27261), and incorporated herein by reference)

*10.2	CH2M HILL Companies, Ltd. Amended and Restated Long-Term Incentive Plan effective as of February 28, 2017
*10.3	CH2M HILL Companies, Ltd. Amended and Restated Restricted Stock Plan effective as of February 28, 2017
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

*99	Internal Market Rules, effective May 11, 2017
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CH2M HILL Companies, Ltd.

Date: August 8, 2017	/s/ GARY L. MCARTHUR
Gary L. McArthur
Chief Financial Officer