Form 10-Q
period 2017-09-29
CH2M HILL COMPANIES LTD
filed 2017-11-13
CIK 777491

Are

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2017

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2017 was 24,605,648.

CH2M HILL COMPANIES, LTD.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	September 29,	December 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$145,292	$121,365
Receivables, net—
Client accounts	624,164	602,363
Unbilled revenue	532,212	529,779
Other	11,062	11,469
Income tax receivable	22,303	18,375
Prepaid expenses and other current assets	83,032	92,097
Current assets of discontinued operations	276	14,449
Total current assets	1,418,341	1,389,897
Investments in unconsolidated affiliates	82,107	66,329
Property, plant and equipment, net	229,582	246,596
Goodwill	512,528	477,752
Intangible assets, net	26,813	38,024
Deferred income taxes	332,512	363,251
Employee benefit plan assets and other	95,969	86,777
Long-term assets of discontinued operations	—	1,836
Total assets	$2,697,852	$2,670,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,249	$2,242
Accounts payable and accrued subcontractor costs	368,857	394,934
Billings in excess of revenue	194,147	227,501
Accrued payroll and employee related liabilities	274,312	272,458
Other accrued liabilities	183,003	210,121
Current liabilities of discontinued operations	922	208,105
Total current liabilities	1,023,490	1,315,361
Long-term employee related liabilities	286,407	308,118
Long-term debt	539,748	495,632
Other long-term liabilities	92,212	105,813
Long-term liabilities of discontinued operations	77,920	—
Total liabilities	2,019,777	2,224,924
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized of which 10,000,000 are designated as Series A; 4,821,600 issued and outstanding at September 29, 2017 and as of December 30, 2016	48	48
Common stock, $0.01 par value, 100,000,000 shares authorized; 24,606,719 and 25,148,399 issued and outstanding at September 29, 2017 and December 30, 2016, respectively	246	251
Additional paid-in capital	137,167	169,573
Retained earnings	691,027	586,252
Accumulated other comprehensive loss	(148,782)	(209,408)
Total CH2M common stockholders’ equity	679,706	546,716
Noncontrolling interests of continuing operations	(1,631)	(8,643)
Noncontrolling interests of discontinued operations	—	(92,535)
Total stockholders' equity	678,075	445,538
Total liabilities and stockholders’ equity	$2,697,852	$2,670,462

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Gross revenue	$1,240,646	$1,302,609	$3,765,938	$3,880,584
Equity in earnings of joint ventures and affiliated companies	8,233	26,877	30,972	44,647
Operating expenses:
Direct cost of services	(970,899)	(1,106,926)	(3,021,853)	(3,210,501)
Selling, general and administrative	(194,371)	(224,184)	(589,369)	(689,383)
Operating income (loss)	83,609	(1,624)	185,688	25,347
Other income (expense):
Interest income	117	136	325	306
Interest expense	(11,426)	(3,873)	(27,836)	(10,019)
Income (loss) from continuing operations before provision for income taxes	72,300	(5,361)	158,177	15,634
(Provision) benefit for income taxes from continuing operations	(18,550)	58,911	(39,501)	56,103
Net income from continuing operations	53,750	53,550	118,676	71,737
Net loss from discontinued operations	(1,478)	(87,199)	(1,619)	(235,852)
Net income (loss)	52,272	(33,649)	117,057	(164,115)
Less: income attributable to noncontrolling interests from continuing operations	(3,750)	(3,461)	(12,343)	(8,280)
Less: loss attributable to noncontrolling interests from discontinued operations	—	53,043	60	150,865
Net income (loss) attributable to CH2M	$48,522	$15,933	$104,774	$(21,530)

Net income (loss) attributable to CH2M per common share[1]:
Basic net income from continuing operations per common share	$1.48	$1.25	$3.04	$3.61
Basic net loss from discontinued operations per common share	(0.04)	(0.85)	(0.05)	(4.83)
Basic net income (loss) per common share	$1.44	$0.40	$2.99	$(1.22)

Diluted net income from continuing operations per common share	$1.35	$1.25	$2.93	$3.61
Diluted net loss from discontinued operations per common share	(0.04)	(0.85)	(0.04)	(4.83)
Diluted net income (loss) per common share	$1.31	$0.40	$2.89	$(1.22)

Basic weighted average number of common shares	24,595,751	25,356,689	24,738,459	25,816,819
Diluted weighted average number of common shares	26,948,751	25,389,138	25,630,459	25,816,819

1 Represents net income (loss) attributable to CH2M less (i) income allocated to preferred stockholders of $7,455 and $15,347 for the three and nine months ended September 29, 2017, respectively, and $1,984 for the three months ended September 30, 2016, and (ii) accrued dividends attributable to preferred stockholders of $5,753 and $15,395 for the three and nine months ended September 29, 2017, and $3,891 and $10,067 for the three and nine months ended September 30, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Net income (loss)	$52,272	$(33,649)	$117,057	$(164,115)
Other comprehensive income (loss):
Foreign currency translation adjustments	20,335	(17,197)	54,275	(5,432)
Benefit plan adjustments, net of tax	2,119	(9,104)	6,353	(5,034)
Other comprehensive income (loss)	22,454	(26,301)	60,628	(10,466)
Comprehensive income (loss)	74,726	(59,950)	177,685	(174,581)
Less: income attributable to noncontrolling interests from continuing operations	4,014	3,461	13,149	8,280
Less: loss attributable to noncontrolling interests from discontinued operations	—	(53,043)	(60)	(150,865)
Comprehensive income (loss) attributable to CH2M	$70,712	$(10,368)	$164,596	$(31,996)

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, Dollars in thousands)

	Nine Months Ended
	September 29,	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$117,057	$(164,115)
Adjustments to reconcile net income to net cash provided by (used in) continuing operating activities:
Net loss from discontinued operations	1,619	235,852
Depreciation and amortization	45,356	45,770
Stock-based employee compensation	11,191	28,952
Loss on disposal of property, plant and equipment	679	62
Amortization of debt issuance costs	655	—
Allowance for uncollectible accounts	2,772	3,706
Deferred income taxes	36,247	(145,523)
Undistributed earnings and gains from unconsolidated affiliates	(30,972)	(44,647)
Distributions of income from unconsolidated affiliates	33,691	41,214
Contributions to defined benefit pension plans	(21,692)	(30,482)
Gain on pension curtailment	—	(4,568)
Excess tax benefits from stock-based compensation	2,267	3,093
Change in assets and liabilities of continuing operations:
Receivables and unbilled revenue	(95,089)	100,021
Prepaid expenses and other	(15,208)	(3,892)
Accounts payable and accrued subcontractor costs	50,992	(57,140)
Billings in excess of revenue	(35,082)	14,827
Accrued payroll and employee related liabilities	25,369	(54,572)
Other accrued liabilities	(27,910)	(616)
Income tax receivable	(9,600)	18,202
Long-term employee related liabilities and other	(11,330)	37,106
Net cash provided by operating activities from continuing operations	81,012	23,250
Net cash used in operating activities from discontinued operations	(15,459)	(153,197)
Net cash provided by (used in) operating activities	65,553	(129,947)
Cash flows from investing activities:
Capital expenditures	(16,199)	(87,511)
Acquisition related payments	(213)	(17,901)
Investments in unconsolidated affiliates	(20,647)	(16,596)
Distributions of capital from unconsolidated affiliates	875	10,456
Proceeds from sale of operating assets	2,665	2,703
Net cash used in investing activities from continuing operations	(33,519)	(108,849)
Net cash used in investing activities from discontinued operations	(8,109)	(169)
Net cash used in investing activities	(41,628)	(109,018)
Cash flows from financing activities:
Borrowings on long-term debt	1,506,127	1,808,743
Payments on long-term debt	(1,462,678)	(1,690,254)
Repurchases and retirements of common stock	(43,602)	(103,912)
Proceeds from the issuance of preferred stock, net of issuance costs	—	99,800
Settlement of tax-withholding obligation on stock-based compensation	(3,030)	(3,720)
Net distributions to noncontrolling interests for continuing operations	(3,786)	(5,452)
Net cash (used in) provided by financing activities from continuing operations	(6,969)	105,205
Net cash provided by financing activities from discontinued operations	4,635	80,007
Net cash (used in) provided by financing activities	(2,334)	185,212
Effect of deconsolidation of joint venture partnerships on cash	(23,376)	—
Effect of exchange rate changes on cash	16,048	(16,994)
Increase (decrease) in cash and cash equivalents	$14,263	$(70,747)

Cash and cash equivalents from continuing operations, beginning of period	$121,365	$148,979
Cash and cash equivalents from discontinued operations, beginning of period	9,664	48,042
Cash and cash equivalents, beginning of period	$131,029	$197,021

Cash and cash equivalents from continuing operations, end of period	$145,292	$114,615
Cash and cash equivalents from discontinued operations, end of period	—	11,659
Cash and cash equivalents, end of period	$145,292	$126,274
Supplemental disclosures:
Cash paid for interest	$19,760	$9,781
Cash paid for income taxes	$6,930	$7,390

The accompanying notes are an integral part of these consolidated financial statements.

CH2M HILL COMPANIES, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2017

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

Under the terms of the Merger Agreement, each outstanding share of our common stock will be cancelled and converted into the right to receive, at the election of the holder thereof, (i) a combination of $52.85 in cash and 0.6677 shares of Jacobs common stock, (ii) $88.08 in cash or (iii) 1.6693 shares of Jacobs common stock.  Each outstanding share of our preferred stock will be deemed converted into shares of our common stock in accordance with the Certificate of Designation for such preferred stock, and such shares will also be automatically converted into the right to receive, at the election of the holder thereof, the same merger consideration.  Stockholder elections with respect to the form of merger consideration to be received in connection with the Merger Agreement will be subject to proration, such that the overall consideration to be paid by Jacobs in connection with the Merger will be 60% in the form of cash and 40% in the form of shares of Jacobs common stock.

The merger is subject to approval by our stockholders, performance by the parties of all their obligations under the Merger Agreement, regulatory approvals and the satisfaction of other customary closing conditions.  On September 25, 2017, the parties satisfied the requirements under the Canadian Competition Act.  On October 18, 2017, Jacobs and CH2M received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, from the Federal Trade Commission.  On October 25, 2017, Jacobs and CH2M received clearance from the European Commission pursuant to Council Regulation (EC) No. 139/2004 of 20 January 2004 on the Control of Concentrations Between Undertakings, as amended.  On November 9, 2017, CH2M filed a definitive proxy statement with the Securities and Exchange Commission (“SEC”) announcing that a special meeting of CH2M stockholders will be held on December 13, 2017 at 10:00 a.m. Mountain time, at CH2M’s World Headquarters, 9191 South Jamaica Street, Englewood, Colorado, 80112, USA, to seek adoption of the merger agreement, among other things.  Also on November 9, 2017, the SEC declared effective the amended registration statement filed on Form S-4 by Jacobs.  On or about November 10, 2017, CH2M commenced mailing the Notice of Special Meeting and the definitive proxy statement to stockholders of CH2M as of the close of business on November 8, 2017, the record date for the special meeting.  We anticipate that the transaction will be consummated prior to the end of calendar 2017.  However, we cannot predict with certainty whether and when all of the required closing conditions will be satisfied or if the merger will close.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and according to instructions to Form 10-Q and the provisions of Article 10 of Regulation S-X that are applicable to interim financial statements.  Accordingly, these statements do not include all of the information required by GAAP or the SEC rules and regulations for annual audited financial statements.  The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Estimates and assumptions have been prepared on the basis of the most current and best available information.  Actual results could differ from those estimates.

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

Retirement and Tax-Deferred Savings Plan

The Retirement and Tax Deferred Savings Plan is a retirement plan that includes a cash or deferred arrangement that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and provides benefits to eligible employees upon retirement.  The 401(k) Plan allows for matching contributions up to 58.33% of the first 6% of elective deferrals up to 3.5% of the employee’s quarterly base compensation, although specific subsidiaries may have different limits on employer matching.  The matching contributions may be made in both cash and/or stock.  Expenses related to matching contributions made in cash and common stock for the 401(k) Plan for the three and nine months ended September 29, 2017 was $7.5 million and $22.0 million, respectively, as compared to $8.3 million and $21.3 million of expenses related to matching contributions made in common stock for the three and nine months ended September 30, 2016, respectively.

Recently Issued and Adopted Accounting Standards

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU provides guidance for eight specific changes with respect to how certain cash receipts and cash payments are classified within the statement of cash flows in order to reduce existing diversity in practice.  This ASU will be effective for fiscal years beginning after December 15, 2017, and early adoption is permitted, and it should be applied using a retroactive transition method to each period presented.  We are currently evaluating the impacts the adoption of this standard will have on our consolidated statements of cash flows, focusing on the impact our cash flows related to distributions received from equity method investees and contingent consideration payments made subsequent to business combinations.  We anticipate that approximately $0.2 million and $17.9 million of acquisition related payments within our investing cash flows for the nine months ended September 29, 2017 and September 30, 2016, respectively, will be reclassified to financing cash flows as a result of adopting this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases.  This ASU is a comprehensive new leases standard that was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We continue to assess the impact of adopting ASU 2016-02, but expect to record a significant amount of right-of-use assets and corresponding liabilities. Based upon our operating leases as of September 29, 2017, we expect to have in excess of $500.0 million of undiscounted future minimum lease payments upon adoption of this standard.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments issued with this ASU require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income.  An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update.  This ASU will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, with early adoption permitted.  We believe this standard’s impact on CH2M will be limited to equity securities currently accounted for under the cost method of accounting, which as of September 29, 2017 are valued at $3.5 million within investments in unconsolidated affiliates on the consolidated balance sheet.  We do not expect the adoption of this standard to have a material impact on our consolidated statements of operations.

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

(2) Changes in Project-Related Estimates

We have a fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States.    The project is approximately 93% complete as of September 29, 2017.  During the second and third quarters of 2016, we experienced cost growth resulting in changes in estimated costs of approximately $60.0 million and $65.6 million, respectively, which resulted in total changes in estimated costs of approximately $125.6 million in the nine months ended September 30, 2016.  During the second quarter of 2016, we estimated further cost growth in the amount of $60.0 million as a result of a review of the covered scope of contracts, survey engineering and design challenges, rework of previously installed work and client-caused delays, including limited daytime access to portions of the site, the sum of which resulted in increased material quantities and work and schedule extensions.  We also had severe weather including record rainfall, and production shortfalls resulting from differing site conditions and engineering rework.  Additionally, during the three months ended September 30, 2016, we estimated additional cost growth of $65.6 million due to continued survey engineering and design challenges, additional rework, greater than expected subcontractor costs, subcontracting work previously planned to be self-performed, delivery schedule extensions (which increased the overall estimated costs for labor and expenses), greater than expected construction material expenditures, and additional weather delays.

In the first quarter of 2017, the project team increased the overall estimated costs for labor and materials by a total of $23.5 million.  The cost growth was predominately related to unanticipated field conditions and labor resource restraints, some of which costs were included in claims submitted to the client.  Additionally, during the three months ended September 29, 2017, we estimated additional cost growth of $20.5 million due to lower than expected productivity, additional subcontractor crews to maintain project schedule, and incurred legal costs to reach a settlement agreement with the client.  Certain of these additional costs also relate to sound wall fabrication errors incurred by a subcontractor, sound wall design issues, pavement optimization issues, as well as specifications provided by the client that were determined to be incorrect.

Effective September 22, 2017, we reached a mutual settlement agreement with the client regarding outstanding change orders and claims that we previously sought resolution to through a combination of submissions to the Disputes Board under the terms of the contract and direct negotiations with the client.  The parties agreed to settle all CH2M’s outstanding claims for an amount no greater than $38.5 million.  Of the settlement amount, $21.5 million is contingent on CH2M meeting certain delivery milestones.  The remaining $17.0 million is for settlement change orders, $15.0 million of which the client has unconditionally agreed to pay, with the $2.0 million balance contingent upon the client securing federal highway funding.  We have currently met the delivery milestone associated with opening the northbound and southbound roadway to traffic.  As a result, the project recognized $31.7 million of the agreed upon settlement balance in the three months ended September 29, 2017, including estimated agreed upon settlement change orders and the milestone delivery payments associated with the opening of the northbound and southbound roadway.

While management believes that it has recorded an appropriate provision to complete the project, we may incur additional costs and losses if our cost estimation processes identify new costs not previously included in our total estimated loss.  While the majority of the construction efforts on the roadways are complete, possible cost increases may be incurred to complete efforts to install and repair sound walls along the roadway as well as unanticipated future warranty costs that may arise.  These potential changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.

All reserves for project related losses for projects related to our continuing operations are included in other accrued liabilities and totaled $32.4 million and $71.2 million as of September 29, 2017 and December 30, 2016, respectively.  Refer to Note 14 – Discontinued Operations for additional details regarding projects reported within discontinued operations.

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

Certain financial information relating to the three and nine months ended September 29, 2017 and September 30, 2016 for each segment is provided below.  Prior year amounts have been revised to conform to the current year presentation.

	Three Months Ended September 29, 2017			Three Months Ended September 30, 2016
	Gross	Equity in	Operating	Gross	Equity in	Operating
($ in thousands)	Revenue	Earnings	Income	Revenue	Earnings	Income (Loss)
National Governments	$402,734	$4,599	$24,720	$482,968	$5,944	$8,952
Private	294,967	547	8,345	330,797	2,700	17,244
State & Local Governments	542,945	3,087	50,544	488,844	18,233	(27,820)
Total	$1,240,646	$8,233	$83,609	$1,302,609	$26,877	$(1,624)

	Nine Months Ended September 29, 2017			Nine Months Ended September 30, 2016
	Gross	Equity in	Operating	Gross	Equity in	Operating
($ in thousands)	Revenue	Earnings	Income	Revenue	Earnings	Income (Loss)
National Governments	$1,359,897	$20,245	$50,290	$1,411,877	$17,183	$16,726
Private	887,170	871	27,766	1,009,336	3,293	44,624
State & Local Governments	1,518,871	9,856	107,632	1,459,371	24,171	(36,003)
Total	$3,765,938	$30,972	$185,688	$3,880,584	$44,647	$25,347

(4) Stockholders’ Equity

The changes in stockholders’ equity for the nine months ended September 29, 2017 are as follows:

	Common	Preferred
(in thousands)	Shares	Shares	Amount
Stockholders’ equity, December 30, 2016	25,148	4,822	$445,538
Shares purchased and retired	(869)	—	(43,602)
Shares issued in connection with stock-based compensation and employee benefit plans	328	—	11,191
Net income attributable to CH2M	—	—	104,774
Other comprehensive income, net of tax	—	—	60,628
Other comprehensive income attributable to noncontrolling interest, net of tax			(806)
Deconsolidation of subsidiaries' noncontrolling interest	—	—	87,292
Income attributable to noncontrolling interests from continuing operations	—	—	12,343
Loss attributable to noncontrolling interests from discontinued operations			(60)
Investment in affiliates, net	—	—	777
Stockholders’ equity, September 29, 2017	24,607	4,822	$678,075

Preferred Stock

As of September 29, 2017, the Company had 50,000,000 shares of preferred stock, $0.01 par value, authorized.  On June 22, 2015, the Company designated 10,000,000 shares as Series A Preferred Stock with an original issue price of $62.22 under the Certificate of Designation.  On June 24, 2015, the Company sold and issued an aggregate of 3,214,400 shares of Series A Preferred Stock for an aggregate purchase price of $200.0 million in a private placement to a subsidiary owned by investment funds affiliated with Apollo Global Management, LLC (together with its subsidiaries, “Apollo”).  Total proceeds from the preferred stock offering were $191.7 million, net of issuance costs of $8.3 million.  The sale occurred in connection with the initial closing pursuant to the Subscription Agreement entered into by the Company and Apollo on May 27, 2015 (“Subscription Agreement”).  On April 11, 2016, Apollo purchased an additional 1,607,200 shares of Series A Preferred Stock for an aggregate purchase price of approximately $100.0 million in a second closing subject to the conditions within the Subscription Agreement.  Total proceeds from the preferred stock offering were $99.8 million, net of issuance costs of $0.2 million.

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

Under our agreement with Apollo, the maximum consolidated leverage ratio is 4.00x for 2017 and beyond, consistent with the Fourth Amendment to our Amended and Restated Credit Agreement.  As of September 29, 2017, we were in compliance with this covenant.  Management continually assesses its potential future compliance with the consolidated leverage ratio covenant based on estimates of future earnings and cash flows.  If there is an expected possibility of non-compliance, we will discuss possibilities with Apollo to modify the covenant consistent with discussions with the Company’s lenders or utilize other means of capitalizing the Company to anticipate or remedy any non-compliance.

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

The table below presents the reconciliations of basic and diluted EPS for the three and nine months ended September 29, 2017 and September 30, 2016:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Numerator - basic and diluted:
Net income from continuing operations	$53,750	$53,550	$118,676	$71,737
Net loss from discontinued operations	(1,478)	(87,199)	(1,619)	(235,852)
Net income (loss)	52,272	(33,649)	117,057	(164,115)
Less: income attributable to noncontrolling interests from continuing operations	(3,750)	(3,461)	(12,343)	(8,280)
Less: loss attributable to noncontrolling interests from discontinued operations	—	53,043	60	150,865
Net income (loss) attributable to CH2M	48,522	15,933	104,774	(21,530)
Less: accrued dividends attributable to preferred stockholders	5,753	3,891	15,395	10,067
Less: income allocated to preferred stockholders - basic	7,455	1,984	15,347	—
Income (loss) available to common stockholders - basic and diluted	$35,314	$10,058	$74,032	$(31,597)

Denominators:
Weighted-average common shares outstanding - basic	24,596	25,357	24,738	25,817
Dilutive effect of common stock equivalents	2,353	32	892	—
Diluted adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	26,949	25,389	25,630	25,817

Basic net income from continuing operations per common share	$1.48	$1.25	$3.04	$3.61
Basic net loss from discontinued operations per common share	(0.04)	(0.85)	(0.05)	(4.83)
Basic net income (loss) per common share	$1.44	$0.40	$2.99	$(1.22)

Diluted net income from continuing operations per common share	$1.35	$1.25	$2.93	$3.61
Diluted net loss from discontinued operations per common share	(0.04)	(0.85)	(0.04)	(4.83)
Diluted net income (loss) per common share	$1.31	$0.40	$2.89	$(1.22)

For the three and nine months ended September 29, 2017, approximately 5.2 million shares of preferred stock and accumulated preferred stock dividends were excluded from the dilutive EPS calculation because including them would have been antidilutive.  Due to the existence of a net loss available to common shareholders for the nine months ended September 30, 2016, basic and diluted EPS were the same as the effect of potentially dilutive common stock equivalents, including options to purchase 2.6 million shares of common stock and 5.1 million shares of preferred stock and accumulated preferred stock dividends, would have been antidilutive.

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

As of September 29, 2017 and December 30, 2016, total assets of VIEs that were consolidated were $125.9 million and $220.3 million, respectively, and liabilities were $92.8 million and $385.9 million, respectively.  As of December 30, 2016, $19.0 million of the consolidated assets and $203.9 million of consolidated liabilities were related to an Australian fixed-price Power EPC joint venture which was deconsolidated upon termination of the underlying contract on January 24, 2017.  Refer to Note 14 - Discontinued Operations for additional details.  On July 3, 2017, following the closing of SNC-Lavalin Group Inc.’s acquisition of WS Atkins plc., both of whom were partners with CH2M in a joint venture through which we are executing a large Canadian nuclear project, we determined that we no longer controlled the majority of the activities that most significantly impact the joint venture’s economic performance, and, therefore, we were no longer the primary beneficiary of the joint venture.  Accordingly, we deconsolidated the joint venture from our consolidated financial statements as of July 3, 2017 and prospectively account for the joint venture as an equity method investment within investments in unconsolidated affiliates.  As our carrying value approximated the fair value of our investment in the joint venture on July 3, 2017, there was no gain or loss upon deconsolidation of the joint venture.  As of December 30, 2016, $115.9 million of the consolidated assets and $115.1 million of the consolidated liabilities were related to this joint venture.

We held investments in unconsolidated VIEs and equity method investments related to continuing operations of $82.1 million and $66.3 million at September 29, 2017 and December 30, 2016, respectively.  As of September 29, 2017, as a result of deconsolidating the Australian joint venture during the first quarter of 2017 as discussed above, we held a negative investment in unconsolidated VIE related to discontinued operations of $77.9 million.  Our proportionate share of net income or loss is included as equity in earnings of joint ventures and affiliated companies in the consolidated statements of operations.  In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus our portion of the entities’ undistributed earnings.  We provide certain services, including engineering, construction management and computer and telecommunications support, to these unconsolidated entities.  These services are billed to the joint ventures in accordance with the provisions of the agreements.

As of September 29, 2017 and December 30, 2016, the total assets of VIEs related to continuing operations that were not consolidated were $535.5 million and $479.2 million, respectively, and total liabilities were $432.3 million and $304.9 million, respectively.  As of September 29, 2017, total assets and liabilities of the unconsolidated VIE related to the Australian fixed-price Power EPC joint venture included in discontinued operations were $2.0 million and $172.6 million, respectively.  These assets and liabilities consist almost entirely of working capital accounts associated with the performance of single contracts.  The maximum exposure to losses is limited to the funding of any future losses incurred by those entities under their respective contracts with the project company.

(7) Goodwill and Intangible Assets

The following table presents the changes in goodwill by segment during the nine months ended September 29, 2017:

($ in thousands)	National Governments	Private	State & Local Governments	Consolidated Total
Balance as of December 30, 2016	$12,753	$146,913	$318,086	$477,752
Foreign currency translation	1,223	4,955	28,598	34,776
Balance as of September 29, 2017	$13,976	$151,868	$346,684	$512,528

The following table presents the changes in intangible assets by segment during the nine months ended September 29, 2017:

($ in thousands)	National Governments	Private	State & Local Governments	Consolidated Total
Balance as of December 30, 2016	$433	$23,988	$13,603	$38,024
Amortization	(404)	(3,002)	(10,324)	(13,730)
Foreign currency translation	21	1,895	603	2,519
Balance as of September 29, 2017	$50	$22,881	$3,882	$26,813

Intangible assets with finite lives consist of the following:

		Accumulated	Net finite-lived
($ in thousands)	Cost	Amortization	intangible assets
September 29, 2017
Customer relationships	$182,650	$(155,837)	$26,813
Total finite-lived intangible assets	$182,650	$(155,837)	$26,813
December 30, 2016
Customer relationships	$172,880	$(134,856)	$38,024
Total finite-lived intangible assets	$172,880	$(134,856)	$38,024

All intangible assets are being amortized over their expected lives of between two years and ten years.  The amortization expense reflected in the consolidated statements of operations totaled $4.8 million and $4.4 million for the three months ended September 29, 2017 and September 30, 2016, respectively, and $13.7 million and $13.9 million for the nine months ended September 29, 2017 and September 30, 2016, respectively.  All intangible assets are expected to be fully amortized in 2024.

As of September 29, 2017, the future estimated amortization expense related to these intangible assets was:

Amortization
($ in thousands)	Expense
2017 (three months remaining)	$2,481
2018	4,493
2019	3,760
2020	3,760
2021	3,760
2022	3,760
Thereafter	4,799
$26,813

(8) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 29,	December 30,
($ in thousands)	2017	2016
Land	$4,867	$5,021
Building and land improvements	105,681	107,140
Furniture and fixtures	25,294	26,009
Computer and office equipment	165,433	157,542
Field equipment	124,853	130,681
Leasehold improvements	78,749	75,492
	504,877	501,885
Less: Accumulated depreciation	(275,295)	(255,289)
Net property, plant and equipment	$229,582	$246,596

Depreciation expense from continuing operations reflected in the consolidated statements of operations was $10.5 million and $10.4 million for the three months ended September 29, 2017 and September 30, 2016, respectively, and $31.6 million and $21.5 million for the nine months ended September 29, 2017 and September 30, 2016, respectively.

(9) Fair Value of Financial Instruments

Cash and cash equivalents, client accounts receivable, unbilled revenue, accounts payable and accrued subcontractor costs and billings in excess of revenue are carried at cost, which approximates fair value due to their short maturities.  Fair value of long‑term debt, including the current portion, is estimated based on Level 2 inputs, except the amount outstanding on the revolving credit facility for which the carrying value approximates fair value and the Second Lien Notes, for which, in consideration of the likelihood of the occurrence of a change in control with the pending merger with Jacobs, the carrying value approximates fair value.  Fair value is determined by discounting future cash flows using interest rates available for issues with similar terms and average maturities.  The estimated fair values of our financial instruments where carrying values do not approximate fair value are as follows:

	September 29, 2017		December 30, 2016
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Equipment financing	6,574	6,248	8,152	7,662
Note payable by consolidated joint venture	$2,489	$2,325	$2,483	$2,284

We primarily enter into derivative financial instruments to mitigate exposures to changing foreign currency exchange rates. These currency derivative instruments are carried on the balance sheet at fair value and are typically based upon Level 2 inputs including third-party quotes.  As of September 29, 2017, we had forward foreign exchange contracts on major world currencies with varying durations, none of which extend beyond one year.  As of September 29, 2017 and December 30, 2016,  we had $2.0 million and $1.2 million of derivative liabilities, respectively.

The unrealized and realized gains and losses due to changes in derivative fair values included in selling, general and administrative expense are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(in thousands)	2017	2016	2017	2016
Unrealized (loss) gain from changes in derivative fair values	$(2)	$46	$(867)	$223
Realized gain (loss) from changes in derivative fair values	$44	$(2,262)	$(808)	$(5,038)

(10)  Long-Term Debt

Our nonrecourse and other long-term debt consist of the following:

	September 29,	December 30,
($ in thousands)	2017	2016
Revolving Credit Facility, average rate of interest of 4.36%	$337,312	$487,009
Second Lien Notes, net of $4.5 million of debt issuance costs. These notes bear interest of 10% due May 1 and November 1 annually	195,456	—
Equipment financing, due in monthly installments to September 2021, secured by equipment. These notes bear interest ranging from 0.22% to 3.29%	6,574	8,152
Note payable by consolidated joint venture, due July 2019. This note bears interest at 6-month LIBOR plus 2.5%	2,489	2,483
Other notes payable	166	230
Total debt	541,997	497,874
Less: current portion of debt	2,249	2,242
Total long-term portion of debt	$539,748	$495,632

As of September 29, 2017 and December 30, 2016, company-wide issued and outstanding letters of credit and bank guarantee facilities were $132.1 million and $134.2 million, respectively.

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
•

Restricted CH2M’s ability to repurchase of its common or preferred stock, pay cash dividends on or make certain other distributions on its common or preferred stock, and required compliance with the terms of the Second Lien Indenture, which also limits certain Restricted Payments and participation in the employee stock ownership program as described below.

The Credit Agreement contains customary representations, warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure their obligations, make investments or acquisitions, merge or consolidate, and dispose of assets, in each case subject to customary exceptions for credit facilities of this size and type.  Additionally, the obligations of CH2M and its subsidiaries that are either borrowers or guarantors under the Credit Facility are secured by first-priority security interests in substantially all of the domestic assets of CH2M and such subsidiaries.

As of September 29, 2017, we were in compliance with the covenants required by the Credit Agreement.  Management continually assesses its potential future compliance with the Credit Agreement covenants based upon estimates of future earnings and cash flows.  If there is an expected possibility of non-compliance, we will discuss possibilities with the Company’s lenders or utilize other means of capitalizing the Company to waive or remedy any non-compliance.

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

The Second Lien Indenture contains financial covenants that require CH2M to maintain a consolidated leverage ratio no greater than 4.50x and restricts CH2M’s ability to repurchase of its common or preferred stock, pay cash dividends on or make certain other distributions on its common or preferred stock (“Restricted Payments”).  Specifically, while the Second Lien Notes are outstanding, the amount CH2M may spend to repurchase its common stock in connection with its employee stock ownership program, other than legally required repurchases of common stock held in benefit plans, which are not restricted, will be limited to an aggregate of $75.0 million during the term of the Second Lien Notes plus a cumulative amount equal to 50% of CH2M’s consolidated net income, or minus 100% of any net loss, from April 1, 2017 to the date on which any such repurchase is to be made.  The amount available to make Restricted Payments shall also be reduced to the extent that CH2M makes legally required repurchases of common stock held in benefit plans in excess of $50.0 million in any period of four consecutive quarters and that CH2M makes certain payments on subordinated indebtedness in accordance with the terms of the Second Lien Indenture.

The Second Lien Indenture contains affirmative and negative covenants and other terms that are customary for obligations similar to the Second Lien Notes, which include covenants that limit or restrict our ability to incur additional indebtedness, grant liens to secure their obligations, make certain kinds of investments or acquisitions, dispose of assets outside the ordinary course of business, create contractual restrictions on the ability to pay dividends or make certain other payments,  merge or consolidate, sell all or substantially all of our assets, and enter into certain transactions with affiliates unless the transaction is comparable to an arm’s length transaction with a non-affiliate.

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

(11) Income Taxes

After adjusting for the impact of income attributable to noncontrolling interests, the effective tax rate related to continuing operations on the income attributable to CH2M for the three months ended September 29, 2017 was 27.0% compared to 668.0% on the loss for the same period in the prior year, and the effective tax rate related to continuing operations on the income attributable to CH2M for the nine months ended September 29, 2017 was 27.1% compared to (646.2)% on the loss for the same period in the prior year.  The effective tax rate attributable to CH2M for the three months ended September 29, 2017 was lower compared to the same period in the prior year and higher for the nine months ended September 29, 2017 compared to the same period in the prior year primarily due to large losses in the prior period and the favorable impacts associated with the release of valuation allowances related to pension and net operating loss deferred tax assets due to the renegotiation of pension agreements and transfer pricing in the prior year period.  In addition, the lower rate is partially attributable to the current year’s favorable impacts associated with increased foreign earnings and favorable investment results related to key employee life assets.  Recent discussions regarding tax reform may result in changes to long-standing tax principles which could adversely affect our effective tax rate or result in higher cash tax liabilities.  These discussions include a reduced corporate tax rate and repatriation of foreign earnings, cash, and cash equivalents.  Additionally, our effective tax rate continues to be negatively impacted by the effect of disallowed portions of meals and entertainment expenses.

As of September 29, 2017 and December 30, 2016, we had $6.0 million and $8.0 million, respectively, recorded as a liability for uncertain tax positions, included in which was approximately $1.6 million and $2.6 million, respectively, of interest and penalties.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense or benefit.

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

(12) Restructuring and Related Charges

2016 Restructuring Plan.  During the third quarter of 2016, the Company began a process to review the structure and resources within its business segments and formulate a restructuring plan to more fully align global operations with the Company’s client-centric strategy, including a simplified organization structure and streamlined delivery model to achieve higher levels of profitable growth (“2016 Restructuring Plan”).  The restructuring activities primarily included workforce reductions and facilities consolidations.  For the nine months ended September 29, 2017, we incurred $13.1 million of costs for restructuring activities related to the 2016 Restructuring Plan, which have been included in selling, general and administrative expense on the consolidated statements of operations.  The restructuring activities under the 2016 Restructuring Plan were substantially complete in the first quarter of 2017, and, as such, no restructuring costs were incurred during the three months ended September 29, 2017.  Overall, as of September 29, 2017, we incurred aggregate costs of $55.3 million in total restructuring charges under the 2016 Restructuring Plan, and we expect aggregate annual cost savings of approximately $100.0 million.

2014 Restructuring Plan. In September 2014, the Company commenced certain restructuring activities in order to achieve important business objectives, including reducing overhead costs, improving efficiency, and reducing risk (“2014 Restructuring Plan”).  These restructuring activities, which continued into 2015, included such items as a voluntary retirement program, workforce reductions, facilities consolidations and closures, and evaluation of certain lines of business.  The restructuring activities under the 2014 Restructuring Plan were substantially complete as of December 25, 2015, and as such no restructuring costs were incurred during the three and nine months ended September 30, 2016.

The changes in the provision for the restructuring activities for the nine months ended September 29, 2017 are as follows:

	2014 Restructuring Plan		2016 Restructuring Plan
($ in thousands)	Employee Severance	Facilities Cost	Employee Severance	Facilities Cost	Other	Consolidated Total
Balance, December 30, 2016	$1,015	$13,995	$6,041	$15,090	$30	$36,171
Provision	—	—	4,353	8,401	382	13,136
Cash payments	—	(2,910)	(9,625)	(5,605)	(412)	(18,552)
Non-cash settlements	—	—	—	(453)	—	(453)
Balance, September 29, 2017	$1,015	$11,085	$769	$17,433	$—	$30,302

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

The components of the net periodic pension expense (income) for the three and nine months ended September 29, 2017 and September 30, 2016 are detailed below:

	Three Months Ended
	September 29, 2017		September 30, 2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
($ in thousands)	Pension Plans	Pension Plans	Pension Plans	Pension Plans
Service cost	$89	$1,090	$672	$1,349
Interest cost	2,733	6,392	2,955	9,697
Expected return on plan assets	(3,017)	(10,062)	(2,921)	(8,137)
Amortization of prior service credits	(13)	(2,622)	(188)	—
Recognized net actuarial loss	1,908	2,748	1,627	631
Gain on curtailment	—	—	(4,568)	—
Net expense (income) included in current income	$1,700	$(2,454)	$(2,423)	$3,540

	Nine Months Ended
	September 29, 2017		September 30, 2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
($ in thousands)	Pension Plans	Pension Plans	Pension Plans	Pension Plans
Service cost	$266	$3,243	$2,014	$4,104
Interest cost	8,200	18,687	8,863	30,661
Expected return on plan assets	(9,050)	(29,384)	(8,763)	(25,773)
Amortization of prior service credits	(40)	(7,656)	(564)	—
Recognized net actuarial loss	5,723	8,018	4,885	2,017
Gain on curtailment	—	—	(4,568)	—
Net expense (income) included in current income	$5,099	$(7,092)	$1,867	$11,009

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

The components of the non-qualified pension benefit expense and postretirement benefit expense for the three and nine months ended September 29, 2017 and September 30, 2016 are detailed below:

	Three Months Ended
	September 29, 2017		September 30, 2016
	Non-Qualified	Postretirement	Non-Qualified	Postretirement
($ in thousands)	Pension Plan	Benefit Plans	Pension Plan	Benefit Plans
Service cost	$—	$163	$—	$207
Interest cost	10	405	14	497
Amortization of prior service credits	—	(96)	—	(96)
Recognized net actuarial gain	—	(71)	—	(3)
Net expense included in current income	$10	$401	$14	$605

	Nine Months Ended
	September 29, 2017		September 30, 2016
	Non-Qualified	Postretirement	Non-Qualified	Postretirement
($ in thousands)	Pension Plan	Benefit Plans	Pension Plan	Benefit Plans
Service cost	$—	$488	$—	$619
Interest cost	29	1,216	40	1,491
Amortization of prior service credits	—	(287)	—	(288)
Recognized net actuarial gain	—	(214)	—	(9)
Net expense included in current income	$29	$1,203	$40	$1,813

(14) Discontinued Operations

In connection with our 2014 Restructuring Plan, we elected to exit the fixed-price Power EPC business, which was a stand-alone operating segment.  We intended to complete our remaining contracted fixed-price Power EPC contracts, the largest of which was a project in Australia through a consolidated joint venture partnership with an Australian construction contractor and a major U.S.-based gas power technology manufacturer (the “Consortium”) to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia.  On January 24, 2017, the Consortium terminated its contract with its client, JKC Australia LNG Pty (the “Contractor”) on the grounds that the Contractor had by its actions repudiated the contract.  As a result of the termination of the contract, we substantially completed all of our operations in the fixed-price Power EPC business, and, therefore, have presented the results of operations, financial position, cash flows and disclosures related to the fixed-price Power EPC business as discontinued operations in our consolidated financial statements.  The majority of the financial information presented in our discontinued operations in the consolidated financial statements for the three and nine months ended September 29, 2017 and September 30, 2016 relate to the Australian fixed-price Power EPC contract.

Additionally, because the substantive engineering and construction operations ceased on January 24, 2017 as a result of the contract termination, we determined that we were no longer the primary beneficiary of the joint venture and deconsolidated the partnership from our consolidated financial statements.  As the negative book value of our 50% retained interest in the noncontrolling investment in the joint venture partnership as of January 24, 2017 of $86.0 million approximated the fair value of our investment in the joint venture partnership, there was no gain or loss upon deconsolidation.

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

The Consortium and the Contractor are currently in dispute over the termination, materials and equipment used in the work, and the Contractor’s right to call the bonds issued on behalf of the individual Consortium members.  In connection with the parties’ primary dispute over the contract termination, in August 2017, the Consortium filed a Request for Arbitration against the Contractor with the International Chamber of Commerce, seeking that the Contractor pay the Consortium for its claims based on the difference in the amount of the Consortium’s contract and the amount actually spent, which the Consortium alleges is likely to exceed $665.5 million.  In the alternative, the Consortium also asserts that the Contractor owes for certain contract claims, in amounts to be determined through the arbitration.  If the Consortium is ultimately unsuccessful in our claim that the contract was repudiated by the Contractor, the Consortium could be liable for the completion of the project by a separate contractor and other related damages.  The Contractor has claimed that the Consortium’s termination was not valid, and we anticipate that the Contractor will file counter claims.  We expect a lengthy, multi-year arbitration process and at this time we are unable to predict the timing of resolution or the outcome of disputes.  While we continue to assess the possible impacts to our financial statements, the ultimate outcome of the dispute will depend upon contested issues of fact and law.  These additional costs could be materially adverse to our results of operations, cash flow and financial condition in the future.  Management believes the existing accruals will be sufficient for any known or expected costs which can be estimated at this time.

The following table presents a reconciliation of the major classes of line items constituting the net loss from discontinued operations related the fixed-price Power EPC business:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
($ in thousands)	2017	2016	2017	2016
Gross revenue	$490	$(23,379)	$9,694	$(7,663)
Operating expenses:
Direct cost of services	(926)	(82,241)	(7,291)	(286,756)
Selling, general and administrative	(1,831)	(1,106)	(4,881)	(3,532)
Loss from discontinued operations before provision for income taxes	(2,267)	(106,726)	(2,478)	(297,951)
Benefit for income taxes related to discontinued operations	789	19,527	859	62,099
Net loss from discontinued operations	$(1,478)	$(87,199)	$(1,619)	$(235,852)

The following table presents a reconciliation of the carrying amounts of the major classes of assets and liabilities included in discontinued operations related the fixed-price Power EPC business:

	September 29,	December 30,
($ in thousands)	2017	2016
Current assets:
Cash and cash equivalents	$—	$9,664
Client accounts	—	1,787
Unbilled revenue	276	972
Other receivables, net	—	16
Prepaid expenses and other current assets	—	2,010
Current assets of discontinued operations	276	14,449
Property, plant and equipment, net	—	1,836
Total assets of discontinued operations	$276	$16,285

Current liabilities:
Accounts payable and accrued subcontractor costs	$—	$20,317
Billings in excess of revenue	922	(933)
Other accrued liabilities	—	188,721
Current liabilities of discontinued operations	922	208,105
Investments in unconsolidated affiliates	77,920	—
Total liabilities of discontinued operations	$78,842	$208,105

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

Many claims that are currently pending against us are covered by our professional liability insurance after we have exhausted our self-insurance requirement.  Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims.  Any amounts that are probable of payment are accrued when such amounts are estimable.  As of September 29, 2017 and December 30, 2016, accruals for potential estimated claim liabilities were $2.4 million and $8.9 million, respectively.

CH2M-WG Idaho, LLC (“CWI”), owned 50.5% by CH2M HILL Constructors, Inc., a wholly owned subsidiary of CH2M HILL Companies, Ltd., is a remediation contractor for the U.S. Department of Energy (“DOE”) at the Idaho National Laboratory site.  The original remediation contract was to run from May 2005 through September 2012, was extended through September 2015, and was extended again through March 31, 2016.  CWI disagrees with DOE regarding CWI’s final fee for the base contract period from May 2005 through September 2012.  In December 2013, the DOE issued a final determination that was approximately $30.0 million less than what CWI expected to receive in the fee determination.  On March 6, 2014, CWI filed a Certified Claim with the Contracting Officer for a total fee owed of $40.1 million.  The Certified Claim was rejected through a Contracting Officer’s Final Decision in May 2014, and CWI filed its appeal to the U.S. Civilian Board of Contract Appeals (the “CBCA”) on May 30, 2014.  The trial was held from April 12 through 28, 2016, and the post-trial briefing phase was completed by December 2016.  On September 7, 2017, the CBCA issued its trial decision granting CWI’s claim for fees in the amount of $33.3 million plus interest.  The CBCA disallowed that portion of CWI’s claim for certain cost transfers of $7.9 million.  The DOE is expected to seek relief from the decision, and, if unsuccessful, to appeal. Based on information presently known to management, we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

In 2006, Halcrow Consulting Engineers & Architects, Ltd., Qatar Branch (“Halcrow”) entered into a Consulting Services Agreement with Qatari Diar Real Estate Investment Company (“QD”) to perform Pre and Post Contract Consultancy and Quantity

Surveying Services for Lusail Development Primary Infrastructure, Marine, Earthworks, and Site Preparation Works (the “Project”) in Lusail, Qatar.  The detailed design portion of the contract was extended from ten months to over seven years due primarily to employer delays and added scope, which were the responsibility of QD.  On March 9, 2017, QD called Halcrow’s letter of credit for $6.7 million.  On April 12, 2017, QD filed court proceedings in Qatari court (Qatari Civil and Commercial Court) against Halcrow.  The claims asserted by QD for Halcrow’s alleged bridge design defects, cost of redesign, work to remedy the bridge defects, and loss of profit and reputation, together with a further claim for alleged breach of contract relating to as yet unspecified infrastructure works, are approximately $182.0 million.  QD’s alternative damage amount for decennial liability under Qatari law (a form of strict liability) is approximately $129.0 million. On October 1, 2017, Halcrow filed a defense vigorously refuting all of QD’s claims and counterclaims against QD, including, without limitation, Halcrow’s entitlement to certified receivables of $4.0 million, delay claims of a minimum of approximately $20.0 million, and the wrongful calling of the letter of credit of $6.7 million.  Halcrow also asserted the defense that the Agreement contains a limitation of liability provision capping any negligence damages against Halcrow at approximately $10.0 million. QD’s response to Halcrow’s defense and counterclaims is due in mid-November 2017, after which Halcrow is expected to be granted time to answer QD’s response.

In 2012, CH2M HILL Australia Pty Limited entered into a 50/50 integrated joint venture with UGL Infrastructure Pty Limited (“UGL”), an Australian construction contractor (“CH2M-UGL JV” or “JV”).  The JV entered into a Consortium Agreement with General Electric and GE Electrical International Inc (“Consortium”).  The Consortium was awarded a contract by JKC Australia LNG Pty Limited (“JKC”) for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant (the “Project”) for INPEX Operations Australia Pty Limited (“Inpex”) at Blaydin Point, Darwin, NT, Australia (the “Subcontract”).  On January 24, 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach.  The Consortium also demobilized from the work site.  The Consortium issued a termination letter which described JKC’s failure to properly administer the Subcontract. JKC claims the Consortium has abandoned the work and, as such, JKC has now purported to terminate the Subcontract.  The Consortium and JKC are now in dispute over the termination.  In connection with the parties’ primary dispute over the contract termination, on August 3, 2017, the Consortium filed a Request for Arbitration against JKC with the International Chamber of Commerce, seeking that JKC pay the Consortium for its repudiatory breach of the Subcontract based on the difference in the amount of the Consortium’s contract and the amount actually spent, which the Consortium alleges is likely to exceed $665.5 million.  In the alternative, the Consortium also asserts that JKC owes for unresolved contract claims and change orders, in amounts in the hundreds of millions of dollars range to be determined through the arbitration.  We expect the arbitration to be lengthy and at this time are unable to predict the timing of resolution or the outcome of disputes, which will depend on disputed issues of fact and law. The outcome could be materially adverse to our results of operations, cash flow and financial condition.  The primary dispute over the termination is to be decided in an International Chamber of Commerce arbitration in Singapore.  On October 31, 2017, JKC gave the Consortium notice of JKC's intention to have recourse to the bond guarantees provided by CH2M HILL Australia Pty Limited and UGL in order to recover costs JKC alleges it has incurred since the Consortium terminated the Subcontract.  The amount of CH2M HILL Australia Pty Limited's bond guarantees to JKC are approximately $25.6 million.  The Consortium has challenged JKC's right to have recourse against the bond guarantees.  The Consortium has initiated an arbitration proceeding under the rules of the International Chamber of Commerce and an action in the Australian court system seeking an injunction against JKC's attempt to collect on the bonds.  We expect a ruling in the fourth quarter of 2017.

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

Under the terms of the Merger Agreement, each outstanding share of our common stock will be cancelled and converted into the right to receive, at the election of the holder thereof, (i) a combination of $52.85 in cash and 0.6677 shares of Jacobs common stock, (ii) $88.08 in cash or (iii) 1.6693 shares of Jacobs common stock.  Each outstanding share of our preferred stock will be deemed converted into shares of our common stock in accordance with the Certificate of Designation for such preferred stock, and such shares will also be automatically converted into the right to receive, at the election of the holder thereof, the same merger consideration.  Stockholder elections with respect to the form of merger consideration to be received in connection with the Merger Agreement will be subject to proration, such that the overall consideration to be paid by Jacobs in connection with the Merger will be 60% in the form of cash and 40% in the form of shares of Jacobs common stock.

The merger is subject to approval by our stockholders, performance by the parties of all their obligations under the Merger Agreement, regulatory approvals and the satisfaction of other customary closing conditions.  On September 25, 2017, the parties satisfied the requirements under the Canadian Competition Act.  On October 18, 2017, Jacobs and CH2M received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, from the Federal Trade Commission.  On October 25, 2017, Jacobs and CH2M received clearance from the European Commission pursuant to Council Regulation (EC) No. 139/2004 of 20 January 2004 on the Control of Concentrations Between Undertakings, as amended.  On November 9, 2017, CH2M filed a definitive proxy statement with the Securities and Exchange Commission (“SEC”) announcing that a special meeting of CH2M stockholders will be held on December 13, 2017 at 10:00 a.m. Mountain time, at CH2M’s World Headquarters, 9191 South Jamaica Street, Englewood, Colorado, 80112, USA, to seek adoption of the merger agreement, among other things.  Also on November 9, 2017, the SEC declared effective the amended registration statement filed on Form S-4 by Jacobs.  On or about November 10, 2017, CH2M commenced mailing the Notice of Special Meeting and the definitive proxy statement to stockholders of CH2M as of the close of business on November 8, 2017, the record date for the special meeting.  We anticipate that the transaction will be consummated prior to the end of calendar 2017.  However, we cannot predict with certainty whether and when all of the required closing conditions will be satisfied or if the merger will close.

2016 Restructuring Plan

During the third quarter of 2016, the Company began a process to review the structure and resources within its business segments and formulate a restructuring plan to more fully align global operations with the Company’s client-centric strategy, including a simplified organization structure and streamlined delivery model to achieve higher levels of profitable growth (“2016 Restructuring Plan”).  The restructuring activities primarily included workforce reductions and facilities consolidations.  For the nine months ended September 29, 2017, we incurred $13.1 million of costs for restructuring activities related to the 2016 Restructuring Plan, which have been included in selling, general and administrative expense on the consolidated statements of operations.  The restructuring activities under the 2016 Restructuring Plan were substantially complete in the first quarter of 2017, and, as such, no restructuring costs were incurred during the three months ended September 29, 2017.  Overall, as of September 29, 2017, we incurred aggregate costs of $55.3 million in total restructuring charges under the 2016 Restructuring Plan, and we expect aggregate annual cost savings of approximately $100.0 million.

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

Certain financial information relating to the three and nine months ended September 29, 2017 and September 30, 2016 for each segment is provided below.  Prior year amounts have been revised to conform to the current year presentation.  Costs for corporate selling, general and administrative expenses, restructuring costs and amortization expense related to intangible assets have been allocated to each segment based on the estimated benefits provided by corporate functions.  This allocation is primarily based upon metrics that reflect the proportionate volume of project-related activity and employee labor costs within each segment.

Results of Operations for the Three Months Ended September 29, 2017 and September 30, 2016

On a consolidated basis, our gross revenue decreased by $62.0 million, and our consolidated operating income, which included $8.8 million of acquisition related expense incurred with the pending merger with Jacobs, increased $85.2 million for the three months ended September 29, 2017 as compared to September 30, 2016.  The following table summarizes our results of operation by segment for the three months ended September 29, 2017 as compared to the three months ended September 30, 2016:

	Three Months Ended
	September 29, 2017		September 30, 2016		Change
	Gross	Operating	Gross	Operating	Gross	Operating
($ in thousands)	Revenue	Income (Loss)	Revenue	Income (Loss)	Revenue	Income (Loss)
National Governments	$402,734	$24,720	$482,968	$8,952	$(80,234)	$15,768
Private	294,967	8,345	330,797	17,244	(35,830)	(8,899)
State & Local Governments	542,945	50,544	488,844	(27,820)	54,101	78,364
Total	$1,240,646	$83,609	$1,302,609	$(1,624)	$(61,963)	$85,233

National Governments

Our National Governments sector experienced an $80.2 million decrease in revenue for the three months ended September 29, 2017 as compared to the three months ended September 30, 2016 primarily due to the deconsolidation of a joint venture through which we are executing a large Canadian nuclear project.  On July 3, 2017, following the closing of SNC-Lavalin Group Inc.’s acquisition of WS Atkins plc., both of whom were partners with CH2M in a joint venture through which we are executing a large Canadian nuclear project, we determined that we were no longer the primary beneficiary of the joint venture.  Accordingly, we deconsolidated the joint venture from our consolidated financial statements as of July 3, 2017 and prospectively accounted for the joint venture as an equity method investment within investments in unconsolidated affiliates, which resulted in a decrease in revenue of approximately $137.4 million in the three months ended September 29, 2017 as compared to the three months ended September 30, 2016.  Refer to Note 6 – Variable Interest Entities and Equity Method Investments of the Notes to Consolidated Financial Statements for additional detail.    The decrease related to the deconsolidation of the joint venture was partially offset by an increase in revenue of approximately $33.0 million on a domestic federal consulting project related to nuclear remediation due to scope expansion and increased mobilization of staff.  Additionally, our domestic and international consulting revenue increased due to overall volume growth related to several large awards and accelerated work in the three months ended September 29, 2017 as compared to the three months ended September 30, 2016.

National Governments operating income increased $15.8 million for the three months ended September 29, 2017 as compared to the three months ended September 30, 2016.  The increase in operating income was primarily related to the scope expansion on the domestic federal consulting project related to nuclear remediation and the overall volume growth in our domestic and international consulting business as discussed above.  Additionally, National Governments experienced a reduction in its selling, general and administrative costs due to significant efficiencies gained from the 2016 Restructuring Plan realized in the three months ended September 29, 2017 related to staffing reductions, better client-alignment and utilization of our workforce as well as reduced business development costs related to lower volumes of large United States federal government procurements in the three months ended September 29, 2017 as compared to the three months ended September 30, 2016.  Operating income for the three months ended September 29, 2017 as compared to the three months ended September 30, 2016 was not significantly impacted by the deconsolidation of our large nuclear Canadian joint venture discussed above.

Private

Private sector revenue decreased $35.8 million for the three months ended September 29, 2017 as compared to the three months ended September 30, 2016.  Revenue decreased approximately $19.0 million due to reduced volume of oil and gas construction activities on the North Slope in Alaska as well as reduced volume on large oil and gas program management projects in the Middle East as a result of the continued market challenges within the oil and gas industry.  The remaining decrease in revenue was primarily attributable to the substantial completion of multiple domestic projects within our chemicals business as well as reduced volume of operations and maintenance projects within our oil and gas business.

Private operating income decreased $8.9 million for the three months ended September 29, 2017 as compared to the three months ended September 30, 2016.  The decrease in operating income was primarily related to the reduction in project volumes within our oil and gas business and our chemicals business as discussed above.  The decreased results from operations were partially offset by reduced selling, general and administrative costs due to efficiencies gained from the various restructuring plans realized in the three months ended September 29, 2017 related to staffing reductions, better utilization of our workforce, and facilities consolidations as well as continued efforts to reduce overhead costs.

State & Local Governments

Our State & Local Governments sector’s revenue increased $54.1 million in the three months ended September 29, 2017 as compared to the three months ended September 30, 2016.  The increase in revenue was primarily due to overall volume growth in our global consulting and operations and maintenance businesses, including an increase of approximately $12.0 million related to a large rail consulting project in the United Kingdom which began operations in the second quarter of 2017.  Additionally, revenue increased $31.7 million as a result of reaching a mutual settlement agreement with the client on a fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States in September 2017.  Refer to Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements for additional detail.

State & Local Governments operating income increased $78.4 million for the three months ended September 29, 2017 as compared to the three months ended September 30, 2016.  The increase was predominantly related to our fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States, which had operating income of $11.2 million ($31.7 million of revenue recognized of the agreed upon settlement balance offset by additional cost growth of $20.5 million) in the three months ended September 29, 2017 as compared to an operating loss of $65.6 million in the three months ended September 30, 2016, caused by cost growth resulting in changes in the estimated costs to complete.  Refer to Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements for additional detail.  While the majority of the construction efforts on the roadways are complete, possible cost increases may be incurred to complete efforts to install and repair sound walls along the roadway as well as unanticipated future warranty costs that may arise.  These potential changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.  The remaining increase in operating income was primarily due to the growth in our global consulting and operations and maintenance businesses discussed above.

Results of Operations for the Nine Months Ended September 29, 2017 and September 30, 2016

On a consolidated basis, our gross revenue decreased by $114.6 million and our consolidated operating income, which included $8.8 million of acquisition related expense incurred with the pending merger with Jacobs, increased $160.3 million for the nine months ended September 29, 2017 as compared to September 30, 2016.  The following table summarizes our results of operation by segment for the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016:

	Nine Months Ended
	September 29, 2017		September 30, 2016		Change
	Gross	Operating	Gross	Operating	Gross	Operating
($ in thousands)	Revenue	Income (Loss)	Revenue	Income (Loss)	Revenue	Income (Loss)
National Governments	$1,359,897	$50,290	$1,411,877	$16,726	$(51,980)	$33,564
Private	887,170	27,766	1,009,336	44,624	(122,166)	(16,858)
State & Local Governments	1,518,871	107,632	1,459,371	(36,003)	59,500	143,635
Total	$3,765,938	$185,688	$3,880,584	$25,347	$(114,646)	$160,341

National Governments

The National Governments sector experienced a $52.0 million decrease in revenue for the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016 primarily due to the deconsolidation of a joint venture through which we are executing a large Canadian nuclear project.  On July 3, 2017, following the closing of SNC-Lavalin Group Inc.’s acquisition of WS Atkins plc., both of whom were partners with CH2M in a joint venture through which we are executing a large Canadian nuclear project, we determined that we were no longer the primary beneficiary of the joint venture.  Accordingly, we deconsolidated the joint venture from our consolidated financial statements as of July 3, 2017 and prospectively account for the joint venture as an equity method investment within investments in unconsolidated affiliates, which resulted in a decrease in revenue of approximately $137.4 million in the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016.  Refer to Note 6 – Variable Interest Entities and Equity Method Investments of the Notes to Consolidated Financial Statements for additional detail.  Additionally, revenue declined due to the winding down of a large environmental and nuclear consulting project in the United Kingdom.  These decreases in revenue were partially offset by revenue growth of approximately $90.0 million on a domestic federal consulting project related to nuclear remediation due to scope expansion and increased mobilization of staff as well as an increase in our domestic and international consulting revenue due to overall volume growth in the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016.

National Governments operating income increased $33.6 million for the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016.  The increase in operating income was primarily related to the scope expansion on the domestic federal consulting project related to nuclear remediation and the overall volume growth in our domestic and international consulting business as discussed above.  Additionally, National Governments experienced a reduction in its selling, general and administrative costs due to significant efficiencies gained from the 2016 Restructuring Plan realized in the nine months ended September 29, 2017 related to staffing reductions, better client-alignment and utilization of our workforce as well as reduced business development costs related to lower volumes of large United States federal government procurements in the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016.  Operating income for the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016 was not significantly impacted by the deconsolidation of our large nuclear Canadian joint venture discussed above.

Private

Our Private sector experienced an $122.2 million decrease in revenue for the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016.  As a result of the continued market challenges within the oil and gas industry, revenue decreased approximately $59.4 million due to reduced volume of oil and gas construction activities and operations and maintenance projects on the North Slope in Alaska, including a large oil and gas construction project which was substantially completed during the second quarter of 2016.  Additionally, revenue decreased approximately $36.5 million due to reduced volume on large oil and gas program management projects in the Middle East as well as reduced scope of services on multiple domestic operations and maintenance projects within our oil and gas business.  The remaining decrease in revenue was primarily attributable to the substantial completion of multiple domestic projects within our chemicals business as well as lower volumes of international consulting services within our industrial and advanced technology business.

Private operating income decreased $16.9 million for the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016.  The decrease in operating income was primarily related to the reduction in project volumes within our oil and gas business due to the continued market challenges within the oil and gas industry as discussed above.  The decreased results from operations were partially offset by reduced selling, general and administrative costs due to efficiencies gained from the various restructuring plans realized in the nine months ended September 29, 2017 related to staffing reductions, better utilization of our workforce, and facilities consolidations as well as continued efforts to reduce overhead costs.

State & Local Governments

Our State & Local Governments sector’s revenue increased $59.5 million in the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016.  The increase in revenue was primarily due to overall volume growth in our global consulting and operations and maintenance businesses, including an increase of approximately $56.0 million related to a large rail consulting project in the United Kingdom which began operations in the second quarter of 2017.  Additionally, revenue increased $31.7 million as a result of reaching a mutual settlement agreement with the client on a fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States in September 2017.  Refer to Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements for additional detail.  These increases in revenue were partially offset by the negative effects of a weaker British Pound related to our transportation consulting services in the United Kingdom as well as the substantial completion of two design-build-operate contracts for water treatment facilities in the western United States, which were not replaced with similar projects.

State & Local Governments operating income increased $143.6 million for the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016.  The increase was predominantly related to our fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States, which had an operating loss of $12.3 million ($31.7 million of revenue recognized of the agreed upon settlement balance offset by additional cost growth of $44.0 million) in the nine months ended September 29, 2017 as compared to an operating loss of $125.6 million in the nine months ended September 30, 2016, caused by cost growth resulting in changes in the estimated costs to complete.  Refer to Note 2 – Changes in Project-Related Estimates of the Notes to Consolidated Financial Statements for additional detail.  While the majority of the construction efforts on the roadways are complete, possible cost increases may be incurred to complete efforts to install and repair sound walls along the roadway as well as unanticipated future warranty costs that may arise.  These potential changes in estimates could be materially adverse to the Company’s results of operations, cash flow or liquidity.  The remaining increase in operating income was primarily due to the growth in our global consulting and operations maintenance businesses discussed above as well as reduced selling, general and administrative costs due to efficiencies gained from the various restructuring plans related to better client-alignment and utilization of our workforce.

Income Taxes

After adjusting for the impact of income attributable to noncontrolling interests, the effective tax rate related to continuing operations on the income attributable to CH2M for the three months ended September 29, 2017 was 27.0% compared to 668.0% on the loss for the same period in the prior year, and the effective tax rate related to continuing operations on the income attributable to CH2M for the nine months ended September 29, 2017 was 27.1% compared to (646.2)% on the loss for the same period in the prior year.  The effective tax rate attributable to CH2M for the three months ended September 29, 2017 was lower compared to the same period in the prior year and higher for the nine months ended September 29, 2017 compared to the same period in the prior year primarily due to large losses in the prior period and the favorable impacts associated with the release of valuation allowances related to pension and net operating loss deferred tax assets due to the renegotiation of pension agreements and transfer pricing in the prior year period.  In addition, the lower rate is partially attributable to the current year’s favorable impacts associated with increased foreign earnings and favorable investment results related to key employee life assets. Recent discussions regarding tax reform may result in changes to long-standing tax principles which could adversely affect our effective tax rate or result in higher cash tax liabilities.  These discussions include a reduced corporate tax rate and repatriation of foreign earnings, cash, and cash equivalents.  Additionally, our effective tax rate continues to be negatively impacted by the effect of disallowed portions of meals and entertainment expenses.

Discontinued Operations

In connection with our 2014 Restructuring Plan, we elected to exit the fixed-price Power EPC business, which was a stand-alone operating segment.  We intended to complete our remaining contracted fixed-price Power EPC contracts, the largest of which was a project in Australia through a consolidated joint venture partnership with an Australian construction contractor and a major U.S.-based gas power technology manufacturer (the “Consortium”) to engineer, procure, construct and start-up a combined cycle power plant that will supply power to a large liquefied natural gas facility in Australia.  On January 24, 2017, the Consortium terminated its contract with its client, JKC Australia LNG Pty (the “Contractor”) on the grounds that the Contractor had by its actions repudiated the contract.  As a result of the termination of the contract, we substantially completed all of our operations in the fixed-price Power EPC business, and, therefore, have presented the results of operations, financial position, cash flows and disclosures related to the fixed-price Power EPC business as discontinued operations in our consolidated financial statements.  The majority of the financial information presented in our discontinued operations in the consolidated financial statements for the three and nine months ended September 29, 2017 and September 30, 2016 relate to the Australian fixed-price Power EPC contract.  Refer to Note 14 – Discontinued Operations of the Notes to Consolidated Financial Statements for additional detail regarding the results of operation and the financial position for the fixed-price Power EPC business.

Additionally, because the substantive engineering and construction operations ceased on January 24, 2017 as a result of the contract termination, we determined that we were no longer the primary beneficiary of the joint venture and deconsolidated the partnership from our consolidated financial statements.  As the negative book value of our 50% retained interest in the noncontrolling investment in the joint venture partnership as of January 24, 2017 of $86.0 million approximated the fair value of our investment in the joint venture partnership, there was no gain or loss upon deconsolidation.

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

The Consortium and the Contractor are currently in dispute over the termination, materials and equipment used in the work, and the Contractor’s right to call the bonds issued on behalf of the individual Consortium members.  In connection with the parties’ primary dispute over the contract termination, in August 2017, the Consortium filed a Request for Arbitration against the Contractor with the International Chamber of Commerce, seeking that the Contractor pay the Consortium for its claims based on the difference in the amount of the Consortium’s contract and the amount actually spent, which the Consortium alleges is likely to exceed $665.5 million.  In the alternative, the Consortium also asserts that the Contractor owes for certain contract claims, in amounts to be determined through the arbitration.  If the Consortium is ultimately unsuccessful in our claim that the contract was repudiated by the Contractor, the Consortium could be liable for the completion of the project by a separate contractor and other related damages.  The Contractor has claimed that the Consortium’s termination was not valid, and we anticipate that the Contractor will file counter claims.  We expect a lengthy, multi-year arbitration process and at this time we are unable to predict the timing of resolution or the outcome of disputes.  While we continue to assess the possible impacts to our financial statements, the ultimate outcome of the dispute will depend upon contested issues of fact and law.  These additional costs could be materially adverse to our results of operations, cash flow and financial condition in the future.  Management believes the existing accruals will be sufficient for any known or expected costs which can be estimated at this time.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our secured revolving line of credit. Our primary uses of cash have been working capital, acquisitions, capital expenditures and purchases of stock in our internal market, and we expect our primary use of cash going forward will be working capital.  Changes in our working capital requirements can vary significantly from period to period based primarily on the mix of our projects underway and the percentage of work completed during the period.  We maintain a domestic cash management system which provides for cash sufficient to satisfy financial obligations as they are submitted for payment and any excess cash in domestic bank accounts is applied against any outstanding debt held under our credit facility described below.  We maintain entities to do business in countries around the world and as a result hold cash in international bank accounts to fund the working capital requirements of those operations.  At September 29, 2017 and December 30, 2016, cash held in foreign bank accounts totaled $127.2 million and $108.7 million, respectively, of which $9.7 million as of

December 30, 2016 related to an Australian fixed-price Power EPC joint venture which was deconsolidated in the first quarter of 2017.

In addition, as is common within our industry, we partner with other engineering and construction firms on specific projects to leverage the skills of the respective partners and decrease our risk of loss.  Often projects of this nature require significant cash contributions and the joint ventures created may retain cash earned while the project is being completed.  Cash and cash equivalents on our consolidated balance sheets include cash held within these consolidated joint venture entities which is used for operating activities of those joint ventures.    As of September 29, 2017 and December 30, 2016, cash and cash equivalents held in our consolidated joint ventures and reflected on the consolidated balance sheets totaled $24.1 million and $46.6 million, respectively.

During the nine months ended September 29, 2017, cash provided by operations was $65.6 million as compared to cash used in operations of $129.9 million in the nine months ended September 30, 2016.  The $195.5 million improvement in cash flows from operations in the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016 primarily resulted from the $137.7 million decrease in cash used from discontinued operations combined with a $46.9 million increase in net income from continuing operations.

For the nine months ended September 29, 2017, changes in working capital components resulted in a $117.9 million decrease to cash flow from operations, due to an $95.1 million reduction in cash flow from operations related to receivables and unbilled revenue primarily due to the recognition of $31.7 million of estimated agreed upon settlement change orders and milestone delivery payments in the three months ended September 29, 2017 related to a fixed-price Transportation contract to design and construct roadway improvements on an expressway in the southwestern United States as well as timing of issuing invoices related to several consulting projects in the Middle East.  Additionally, cash flow from operations decreased as a result of $35.1 million of changes in billings in excess of revenue as well as a reduction in other accrued liabilities of $27.9 million, which were partially offset by an $51.0 million increase related to changes in accounts payable and accrued subcontractor costs.  Cash used from discontinued operations of $15.5 million was primarily related to costs to demobilize from the Australian project site as a result of the contract termination as discussed above.  In the nine months ended September 29, 2017, we made payments of $18.6 million for restructuring costs related to the 2016 Restructuring Plan and 2014 Restructuring Plan.

Cash used in investing activities was $41.6 million for the nine months ended September 29, 2017 as compared to $109.0 million for the nine months ended September 30, 2016.  A significant factor contributing to change in cash used in investing activities was the $71.3 million decrease in capital expenditures in the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016 primarily as a result of the 2016 construction of employee housing units for oilfield workers in Alaska to support our oil and gas operations.    We periodically make working capital advances to certain of our unconsolidated joint ventures; these advances are repaid to us from the joint ventures in the normal course of the joint venture activities.  During the nine months ended September 29, 2017, we received distributions from our unconsolidated joint ventures of $0.9 million as compared to $10.5 million for the nine months ended September 30, 2016.  These repayments are offset by additional investments made in our unconsolidated joint ventures, which were $20.6 million and $16.6 million for the nine months ended September 29, 2017  and September 30, 2016, respectively.  Additionally, we made investments in our unconsolidated joint venture related to our discontinued fixed-price Power EPC operations of $8.1 million in the nine months ended September 29, 2017 as compared to $0.2 million of capital expenditures for our fixed-price Power EPC business in the nine months ended September 30, 2016.

Cash used in financing activities was $2.3 million in the nine months ended September 29, 2017 as compared to cash provided by financing activities of $185.2 million for the nine months ended September 30, 2016.  The change in financing cash flows was primarily caused by the net borrowings on long-term debt of $43.4 million for the nine months ended September 29, 2017 as compared to $118.5 million for the nine months ended September 30, 2016, which were largely driven from the negative operating cash flows and investing cash flow requirements as discussed above.  As the net proceeds of the Second Lien Notes were used to repay a portion of the outstanding revolving credit loans under our credit facility, the Second Lien Notes did not have an impact on our net borrowings on long-term debt.  There was a $60.3 million decrease in cash used in financing activities related to repurchases of common stock during the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016, primarily as a result of CH2M determining not to hold an internal market trade in September 2017 and beyond pending shareholder voting on the proposed Merger Agreement with Jacobs.  Additionally, net cash provided by financing activities from discontinued operations decreased $75.4 million in the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016 due to reduced contributions by the noncontrolling interest partner in the formerly consolidated Australian joint venture partnership as a result of the contract termination and demobilization of the fixed-price Power EPC project in the first quarter of 2017.

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
•

Restricted CH2M’s ability to repurchase of its common or preferred stock, pay cash dividends on or make certain other distributions on its common or preferred stock, and required compliance with the terms of the Second Lien Indenture, which also limits certain Restricted Payments and participation in the employee stock ownership program as described below.

At September 29, 2017, we had $337.3 million in outstanding borrowings of the Credit Facility, compared to $487.0 million at December 30, 2016.  The average rate of interest charged on that balance was 4.36% as of September 29, 2017.  At September 29, 2017 company-wide issued and outstanding letters of credit, and bank guarantee facilities of $132.1 million were outstanding, compared to $134.2 million at December 30, 2016.  Additionally, the obligations of CH2M and its subsidiaries that are either borrowers or guarantors under the Credit Facility are secured by first-priority security interests in substantially all of the domestic assets of CH2M and such subsidiaries. Our borrowing capacity under the Credit Facility is limited by a maximum consolidated leverage ratio, which is based on a multiple of an adjusted earnings before interest, taxes, depreciation and amortization calculation, and other outstanding obligations of the Company.  Our remaining unused borrowing capacity under the Credit Facility was over $400.0 million as of September 29, 2017.

As of September 29, 2017, we were in compliance with the covenants required by the Credit Agreement.  Management continually assesses it potential future compliance with the Credit Agreement covenants based upon estimates of future earnings and cash flows.  If there is an expected possibility of non-compliance, we will discuss possibilities with the Company’s lenders or utilize other means of capitalizing the Company to waive or remedy any non-compliance.  In the context of our current debt structure and projected cash needs, there can be no assurance that the capacity under our Credit Facility will be adequate to fund future operations, to restructure operations, or to allow the Company to repurchase stock in our internal market in any significant amount or at all.

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

The Second Lien Indenture contains financial covenants that require CH2M to maintain a consolidated leverage ratio no greater than 4.50x and restricts CH2M’s ability to repurchase of its common or preferred stock, pay cash dividends on or make certain other distributions on its common or preferred stock (“Restricted Payments”).  Specifically, while the Second Lien Notes are outstanding, the amount CH2M may spend to repurchase its common stock in connection with its employee stock ownership program, other than legally required repurchases of common stock held in benefit plans, which are not restricted, will be limited to an aggregate of $75.0 million during the term of the Second Lien Notes plus a cumulative amount equal to 50% of CH2M’s consolidated net income, or minus 100% of any net loss, from April 1, 2017 to the date on which any such repurchase is to be made.  The amount available to make Restricted Payments shall also be reduced to the extent that CH2M makes legally required repurchases of common stock held in benefit plans in excess of $50.0 million in any period of four consecutive quarters and that CH2M makes certain payments on subordinated indebtedness in accordance with the terms of the Second Lien Indenture.

The Second Lien Indenture contains affirmative and negative covenants and other terms that are customary for obligations similar to the Second Lien Notes, which include covenants that limit or restrict our ability to incur additional indebtedness, grant liens to secure their obligations, make certain kinds of investments or acquisitions, dispose of assets outside the ordinary course of business, create contractual restrictions on the ability to pay dividends or make certain other payments,  merge or consolidate, sell all or substantially all of our assets, and enter into certain transactions with affiliates unless the transaction is comparable to an arm’s length transaction with a non-affiliate.

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

Under our agreement with Apollo, the maximum consolidated leverage ratio is 4.00x for 2017 and beyond, consistent with the Fourth Amendment to our Amended and Restated Credit Agreement.  As of September 29, 2017, we were in compliance with this covenant.  Management continually assesses its potential future compliance with the consolidated leverage ratio covenant based on estimates of future earnings and cash flows.  If there is an expected possibility of non-compliance, we will discuss possibilities with Apollo to modify the covenant consistent with discussions with the Company’s lenders or utilize other means of capitalizing the Company to anticipate or remedy any non-compliance.

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

There were no substantial changes to other off-balance sheet arrangements or contractual commitments in the three months ended September 29, 2017, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 30, 2016.

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

Foreign currency exchange rates.    We operate in many countries around the world, and as a result, we are exposed to foreign currency exchange rate risk on transactions in numerous countries, particularly with respect to our operations in the United Kingdom and Canada.  We are primarily subject to this risk on long term projects whereby the currency being paid by our client differs from the currency in which we incurred our costs, as well as intercompany trade balances among our entities with differing currencies.  In order to mitigate this risk, we enter into derivative financial instruments.  We do not enter into derivative transactions for speculative or trading purposes.  All derivatives are carried at fair value in the consolidated balance sheets and changes in the fair value of the derivative instruments are recognized in earnings.  These currency derivative instruments are carried on the balance sheet at fair value and are based upon Level 2 inputs including third party quotes.  As of September 29, 2017, we had derivative liabilities of $2.0 million of forward foreign exchange contracts on world currencies with varying durations, none of which extend beyond one year.

Interest rates.    Our interest rate exposure is primarily limited to our revolving credit facility.  As of September 29, 2017, the outstanding balance on the credit facility was $337.3 million.  We have assessed the market risk exposure on this financial instrument and determined that any significant change to the fair value of this instrument would not have a material impact on our consolidated results of operations, financial position or cash flows.  Based upon the amount outstanding under the credit facility, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $3.4 million.

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

Management has developed a plan with the oversight of the Audit Committee of the Board of Directors to remediate these internal control deficiencies, which are discussed in detail below.  New and revised key internal controls have been developed and implemented, and are being tested for design and operating effectiveness.  Management intends to complete repetitive testing of these internal controls, and report on their effectiveness in the 2017 Form 10-K.  While the initial testing of the newly implemented controls has been positive, until such time as all of our testing is complete, we expect to continue to report that a material weakness in internal controls exists.  As a result, as of September 29, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.  Based upon that evaluation, and as a result of the previously reported material weakness in the design of internal control over financial reporting, we concluded that our disclosure controls and procedures continue to be not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is (a) timely recorded, processed, summarized, and reported and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure until such as the material weakness is fully remediated.  See the discussion of remediation activities below.

In light of the material weakness identified below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with GAAP and reflect our financial position and results of operations as of and for the quarter ended September 29, 2017.  As a result, notwithstanding the material weakness, management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented.

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

Remediation Efforts to Address the Material Weakness

The following is a discussion of the new and revised controls that have been developed and implemented during 2017, and are currently being tested for design and operating effectiveness.  Management intends to complete repetitive testing of these internal controls, and report on their effectiveness in the 2017 Form 10-K.

Deficient control related to the inadequate design of process level controls dealing with the basis of estimate for large fixed-firm price engineering, procurement and construction projects

•

Developed and implemented process level controls that require preparation and documentation of the basis of estimate for major project cost components with significant financial reporting risks, e.g., schedule, labor, subcontractors, materials, change management, and risk register/contingency, and that those estimates and the supporting basis of estimate be evaluated for reasonableness during each reporting period.

•

Developed and implemented a control that documents management’s quarterly evaluation of large fixed-firm price engineering, procurement and construction projects to determine whether any of these projects merit an independent evaluation of risk and their impact on the reliability of cost estimates.

•	Delivered training for personnel in key roles on responsibilities for these controls.

Deficient control related to the evaluation of project cost estimates not updated in the last month of a reporting period

•

Developed and implemented a control that systematically identifies client projects whose estimate of cost to complete have not been updated during the last month of the reporting period, and which includes a management review process that will result in the cost estimate being updated, or documented rationale why a revised estimate was not required.

•	Delivered training for personnel in key roles on responsibilities for this control.

Deficient control related to the certification process

•

Revised the certification control to ensure that project management and corporate accounting identify items requiring follow-up and how such items are to be resolved, including adequate documentation of the resolution. The revised control was fully implemented in the second quarter of 2017.

•	Delivered training for personnel in key roles on responsibilities for this control.

Changes in Internal Control over Financial Reporting

Other than the actions being taken to remediate the material weakness as described above, there have been no changes in our internal control over financial reporting during the three months ended September 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Many claims that are currently pending against us are covered by our professional liability insurance after we have exhausted our self-insurance requirement.  Management estimates that the levels of insurance coverage (after retentions and deductibles) are generally adequate to cover our liabilities, if any, with regard to such claims.  Any amounts that are probable of payment are accrued when such amounts are estimable.  As of September 29, 2017 and December 30, 2016, accruals for potential estimated claim liabilities were $2.4 million and $8.9 million, respectively.

CH2M-WG Idaho, LLC (“CWI”), owned 50.5% by CH2M HILL Constructors, Inc., a wholly owned subsidiary of CH2M HILL Companies, Ltd., is a remediation contractor for the U.S. Department of Energy (“DOE”) at the Idaho National Laboratory site.  The original remediation contract was to run from May 2005 through September 2012, was extended through September 2015, and was extended again through March 31, 2016.  CWI disagrees with DOE regarding CWI’s final fee for the base contract period from May 2005 through September 2012.  In December 2013, the DOE issued a final determination that was approximately $30.0 million less than what CWI expected to receive in the fee determination.  On March 6, 2014, CWI filed a Certified Claim with the Contracting Officer for a total fee owed of $40.1 million.  The Certified Claim was rejected through a Contracting Officer’s Final Decision in May 2014, and CWI filed its appeal to the U.S. Civilian Board of Contract Appeals (the “CBCA”) on May 30, 2014.  The trial was held from April 12 through 28, 2016, and the post-trial briefing phase was completed by December 2016.  On September 7, 2017, the CBCA issued its trial decision granting CWI’s claim for fees in the amount of $33.3 million plus interest.  The CBCA disallowed that portion of CWI’s claim for certain cost transfers of $7.9 million.  The DOE is expected to seek relief from the decision, and, if unsuccessful, to appeal. Based on information presently known to management, we believe that the outcome of this dispute will not have a material adverse effect on our financial condition, cash flows or results of operations.

In 2006, Halcrow Consulting Engineers & Architects, Ltd., Qatar Branch (“Halcrow”) entered into a Consulting Services Agreement with Qatari Diar Real Estate Investment Company (“QD”) to perform Pre and Post Contract Consultancy and Quantity Surveying Services for Lusail Development Primary Infrastructure, Marine, Earthworks, and Site Preparation Works (the “Project”) in Lusail, Qatar.  The detailed design portion of the contract was extended from ten months to over seven years due primarily to employer delays and added scope, which were the responsibility of QD.  On March 9, 2017, QD called Halcrow’s letter of credit for $6.7 million.  On April 12, 2017, QD filed court proceedings in Qatari court (Qatari Civil and Commercial Court) against Halcrow.  The claims asserted by QD for Halcrow’s alleged bridge design defects, cost of redesign, work to remedy the bridge defects, and loss of profit and reputation, together with a further claim for alleged breach of contract relating to as yet unspecified infrastructure works, are approximately $182.0 million.  QD’s alternative damage amount for decennial liability under Qatari law (a form of strict liability) is approximately $129.0 million. On October 1, 2017, Halcrow filed a defense vigorously refuting all of QD’s claims and counterclaims against QD, including, without limitation, Halcrow’s entitlement to certified receivables of $4.0 million, delay claims of a minimum of approximately $20.0 million, and the wrongful calling of the letter of credit of $6.7 million.  Halcrow also asserted the defense that the Agreement contains a limitation of liability provision capping any negligence damages against Halcrow at approximately $10.0 million. QD’s response to Halcrow’s defense and counterclaims is due in mid-November 2017, after which Halcrow is expected to be granted time to answer QD’s response.

In 2012, CH2M HILL Australia Pty Limited entered into a 50/50 integrated joint venture with UGL Infrastructure Pty Limited (“UGL”), an Australian construction contractor (“CH2M-UGL JV” or “JV”).  The JV entered into a Consortium Agreement with General Electric and GE Electrical International Inc (“Consortium”).  The Consortium was awarded a contract by JKC Australia LNG Pty Limited (“JKC”) for the engineering, procurement, construction and commissioning of a 360 MW Combined Cycle Power Plant (the “Project”) for INPEX Operations Australia Pty Limited (“Inpex”) at Blaydin Point, Darwin, NT, Australia (the “Subcontract”).  On January 24, 2017, the Consortium terminated the Subcontract because of JKC’s repudiatory breach.  The Consortium also demobilized from the work site.  The Consortium issued a termination letter which described JKC’s failure to properly administer the Subcontract. JKC claims the Consortium has abandoned the work and, as such, JKC has now purported to terminate the Subcontract.  The Consortium and JKC are now in dispute over the termination.  In connection with the parties’ primary dispute over the contract termination, on August 3, 2017, the Consortium filed a Request for Arbitration against JKC with the International Chamber of Commerce, seeking that JKC pay the Consortium for its repudiatory breach of the Subcontract based on the difference in the amount of the Consortium’s contract and the amount actually spent, which the Consortium alleges is likely to exceed $665.5 million.  In the alternative, the Consortium also asserts that JKC owes for unresolved contract claims and change orders, in amounts in the hundreds of millions of dollars range to be determined through the arbitration.  We expect the arbitration to be lengthy and at this time are unable to predict the timing of resolution or the outcome of disputes, which will depend on disputed issues of fact and law. The outcome could be materially adverse to our results of operations, cash flow and financial condition.  The primary dispute over the termination is to be decided in an International Chamber of Commerce arbitration in Singapore.  On October 31, 2017, JKC gave the Consortium notice of JKC's intention to have recourse to the bond guarantees provided by CH2M HILL Australia Pty Limited and UGL in order to recover costs JKC alleges it has incurred since the Consortium terminated the Subcontract.  The amount of CH2M HILL Australia Pty Limited's bond guarantees to JKC are approximately $25.6 million.  The Consortium has challenged JKC's right to have recourse against the bond guarantees.  The Consortium has initiated an arbitration proceeding under the rules of the International Chamber of Commerce and an action in the Australian court system seeking an injunction against JKC's attempt to collect on the bonds.  We expect a ruling in the fourth quarter of 2017.

Item 1A. Risk Factors

Before making an investment decision with respect to our common stock, you should carefully consider risk factors set forth in our Annual Report on Form 10-K for the year ended December 30, 2016 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as well as the other financial and business disclosures contained in our current and periodic reports filed with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not issue any unregistered equity securities during the three months ended September 29, 2017.

Issuer Purchases of Equity Securities

The following table covers the purchases of our common shares by our company not previously reported during the nine months ended September 29, 2017.

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
July (a)	1,010	$50.69	—	—
August	—	—	—	—
September	—	—	—	—
Total	1,010	$50.69	—	—

(a)	Shares purchased by CH2M from terminated employees.

Item 6.  Exhibits

Exhibit Index

2.1

Agreement and Plan of Merger, dated as of August 1, 2017, by and among CH2M HILL Companies, Ltd., Jacobs Engineering Group Inc., and Basketball Merger Sub Inc. (filed as Exhibit 2.1 to CH2M’s Form 8‑K on August 2, 2017 (Commission File No. 000‑27261), and incorporated herein by reference)

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

CH2M HILL Companies, Ltd.

Date: November 13, 2017	/s/ GARY L. MCARTHUR
Gary L. McArthur
Chief Financial Officer